Form 10-Q
period 2001-03-31
EXACT SCIENCES CORP
filed 2001-05-14
CIK 1124140

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-32179

                           EXACT SCIENCES CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     02-0478229
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

 63 GREAT ROAD, MAYNARD, MASSACHUSETTS                        01754
    (Address of principal executive                         (Zip Code)
               offices)

                                 (978) 897-2800
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 10, 2001, the Registrant had 18,686,076 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           EXACT SCIENCES CORPORATION
                                     INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                       --------
                        Part I -- Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and
         March 31, 2001 (Unaudited)..................................     3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2000 and 2001 (Unaudited)...................     4

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2000 and 2001 (Unaudited)...................     5

         Notes to Consolidated Financial Statements (Unaudited)......     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    19

                         Part II -- Other Information

Item 2.  Changes in Securities and Use of Proceeds...................    20

Item 6.  Exhibits and Reports on Form 8-K............................    20

Signatures...........................................................    21

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           EXACT SCIENCES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000           2001
                                                              ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $26,469,866    $ 71,943,581
  Prepaid expenses..........................................      738,475         509,665
                                                              ------------   ------------
      Total current assets..................................   27,208,341      72,453,246
Property and Equipment, at cost:
  Laboratory equipment......................................    1,011,052       1,524,460
  Office and computer equipment.............................      429,014       1,041,019
  Leasehold improvements....................................      236,437         286,269
  Furniture and fixtures....................................      175,996         190,409
                                                              ------------   ------------
                                                                1,852,499       3,042,157
  Less--Accumulated depreciation and amortization...........     (988,967)     (1,147,391)
                                                              ------------   ------------
                                                                  863,532       1,894,766
Patent Costs and Other Assets...............................      986,629       1,148,725
                                                              $29,058,502    $ 75,496,737
                                                              ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $   582,298    $    453,132
  Accrued expenses..........................................      776,396         971,410
                                                              ------------   ------------
      Total current liabilities.............................    1,358,694       1,424,542
Stockholders' Equity:
  Series A convertible preferred stock, $0.01 par
    value--Authorized--1,000,000 shares
    Issued and outstanding--902,414 shares at December 31,
    2000....................................................        9,024              --
  Series B convertible preferred stock, $0.01 par
    value--Authorized--1,250,000 shares
    Issued and outstanding--996,196 shares at December 31,
    2000....................................................        9,962              --
  Series C convertible preferred stock, $0.01 par
    value--Authorized --1,015,000 shares
    Issued and outstanding--1,007,186 shares at December 31,
    2000....................................................       10,072              --
  Series D convertible preferred stock, $0.01 par
    value--Authorized--1,435,373 shares
    Issued and outstanding--1,417,534 shares at
    December 31, 2000.......................................       14,175              --
  Common stock, $0.01 par value--Authorized--100,000,000
    shares
    Issued--2,789,581 and 18,639,550 shares at December 31,
    2000 and March 31, 2001, respectively...................       27,896         186,396
  Treasury stock............................................                       (6,760)
  Subscriptions receivable..................................     (975,443)     (1,019,301)
  Deferred compensation.....................................   (8,578,341)     (7,659,580)
  Additional paid-in capital................................   60,281,143     111,070,273
  Deficit accumulated during the development stage..........  (23,096,680)    (28,498,833)
                                                              ------------   ------------
      Total stockholders' equity............................   27,699,808      74,072,195
                                                              ------------   ------------
                                                              $29,058,502    $ 75,496,737
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           EXACT SCIENCES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
Operating Expenses:
  Research and development..................................  $ 1,154,329   $ 2,542,815
  General and administrative................................      482,754     2,583,065
  Stock-based compensation (1)..............................      241,871     1,051,936
                                                              -----------   -----------
      Loss from operations..................................   (1,878,954)   (6,177,816)
Interest Income.............................................       40,558       777,657
                                                              -----------   -----------
      Net loss..............................................  $(1,838,396)  $(5,400,159)
                                                              ===========   ===========
Net Loss Per Share:
  Basic and diluted.........................................  $     (1.54)  $     (0.44)
                                                              ===========   ===========
  Pro forma basic and diluted (2) (3).......................  $     (0.17)  $     (0.27)
                                                              ===========   ===========
Weighted Average Common Shares Outstanding:
  Basic and diluted.........................................    1,194,025    12,190,643
                                                              ===========   ===========
  Pro forma basic and diluted (3)...........................    9,184,964    16,285,788
                                                              ===========   ===========

------------------------
(1) The following summarizes the departmental allocation of stock-based compensation:
  Research and development..................................  $    22,621   $   232,198
  General and administrative................................      219,250       819,738
                                                              -----------   -----------
      Total.................................................  $   241,871   $ 1,051,936
                                                              ===========   ===========
(2) Excludes non-cash stock-based compensation.
(3) Assumes conversion of all outstanding shares of preferred stock into common stock.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           EXACT SCIENCES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
Cash Flows from Operating Activities:
  Net loss..................................................  $(1,838,396)  $(5,400,159)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................      100,673       187,674
    Non-cash stock-based compensation expense...............      241,871     1,051,936
    Changes in assets and liabilities--
      Prepaid expenses......................................       (4,299)      228,810
      Accounts payable......................................       53,070      (129,166)
      Accrued expenses......................................      (10,616)      195,015
                                                              -----------   -----------
        Net cash used in operating activities...............   (1,457,697)   (3,865,890)
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................     (109,650)   (1,189,658)
  Increase in patent costs and other assets.................      (59,434)     (191,346)
  Purchase of treasury shares...............................       (2,400)       (6,760)
                                                              -----------   -----------
        Net cash used in investing activities...............     (171,486)   (1,387,764)
Cash Flows from Financing Activities:
  Payments on capital lease obligations.....................         (358)           --
  Net proceeds from sale of common stock....................           --    50,721,060
  Proceeds from exercise of common stock options............          500           235
  Repayment of stock subscriptions receivable...............        1,462         6,074
                                                              -----------   -----------
        Net cash provided by financing activities...........        1,604    50,727,369
Net (Decrease) Increase in Cash and Cash Equivalents........   (1,627,579)   45,473,715
Cash and Cash Equivalents, beginning of period..............    3,553,256    26,469,866
                                                              -----------   -----------
Cash and Cash Equivalents, end of period....................  $ 1,925,677   $71,943,581
                                                              ===========   ===========
Supplemental Disclosure of Non-cash Investing and Financing
  Activities:
  Sale of restricted stock through issuance of notes
    receivable..............................................  $   262,080   $    49,931
                                                              ===========   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           EXACT SCIENCES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

(1) ORGANIZATION

    EXACT Sciences Corporation (the Company) was incorporated on February 10, 1995. The Company is in the development stage and applies proprietary genomics technologies to the early detection of several types of common cancers. The Company has selected colorectal cancer as the first application of its technology platform.

    The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company has not generated revenue to date and is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals and the need for the continued development of commercially usable products. On February 5, 2001, the Company completed an initial public offering (IPO) of 4,000,000 shares of its common stock at $14.00 per share. The Company received proceeds of $52,080,000 after deducting the underwriters' commission and issuance costs. All shares of Series A, B, C and D preferred stock outstanding automatically converted into common stock upon the closing of the Company's IPO.

(2) BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company's wholly owned subsidiary, EXACT Sciences Securities Corporation, a Delaware corporation that has been classified as a Massachusetts securities corporation for Massachusetts state tax purposes. All significant intercompany transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. Cash equivalents consist primarily of money market funds at December 31, 2000 and March 31, 2001.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets, as follows:

                                                              ESTIMATED
ASSET CLASSIFICATION                                          USEFUL LIFE
--------------------                                          -----------
Laboratory equipment........................................  3 years
Office and computer equipment...............................  3 years
Leasehold improvements......................................  Life of lease
Furniture and fixtures......................................  3 years

NET LOSS PER SHARE

    Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are antidilutive. All shares issuable upon conversion of outstanding preferred stock have been excluded from the computations of diluted weighted average shares outstanding for the three months ended March 31, 2000, and options to purchase a total of 1,114,329 and 1,951,061 common shares and 403,200 and 968,756 unvested restricted shares have therefore been excluded from the computations of diluted weighted average shares outstanding for the three months ended March 31, 2000 and 2001, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. We do not expect the adoption of theses statements to have a material impact on our consolidated position or results of operations.

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

    In January 2001, the Company issued full recourse notes receivable to an employee totaling $49,931 to purchase restricted stock. The note bears interest at 9.0% with interest and principal due on January 29, 2011.

(5) RELATED PARTY TRANSACTION

    In December 2000, the Company issued a warrant to the same shareholder to purchase 48,125 shares of common stock at an exercise price of $10.9091 per share. The warrant is exercisable immediately. The Company has valued the warrant using the Black-Scholes model in accordance with EITF 96-18 and recorded research and development stock-based compensation of $349,478 in 2000.

(6) ROYALTY AGREEMENTS

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

GENZYME LICENSE

    The Company licenses, on a non-exclusive basis, technology for performing a step in its testing methods from Genzyme Corporation (Genzyme), the exclusive licensee of patents owned by The Johns Hopkins University and of which Dr. Vogelstein is an inventor. This license relates to the use of the APC and P53 genes and methodologies related thereto in connection with its products and services and lasts for the life of the patent term of the last licensed Genzyme patent. In exchange for the license, the Company has agreed to pay Genzyme a royalty based on net revenues received from performing the Company's tests and the sale of its reagents and diagnostic test kits, as well as certain milestone payments and maintenance fees. In addition, the Company must use reasonable efforts to make products and services based on these patents available to the public. Genzyme may terminate this license upon notice if the Company fails to pay milestone payments and royalties, achieve a stated level of sales and submit reports. In addition, if the Company fails to request FDA clearance for a diagnostic test as required by the agreement, Genzyme may terminate the license. To date, the Company has paid an initial license fee, which was charged to research and development expense during the year ended December 31, 1999. Milestone payments will be expensed as milestones are achieved. Royalties will be expensed as they become due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission. Except for the historical information contained herein, this following discussion contains forward-looking statements that involve risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in "Factors That May Affect Future Results" in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

    We have generated no operating revenues since our inception and do not expect any meaningful operating revenues for the foreseeable future. As of March 31, 2001, we had an accumulated deficit of approximately $28.5 million. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives.

    Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies. We expect that the cost of our research and development activities will increase substantially as we continue activities relating to the development of our colorectal cancer screening tests and the extension of our technologies to several other forms of common cancers and pre-cancerous lesions. We are currently conducting a clinical study which includes a population of both high-risk and average-risk patients and thereafter intend to conduct a multi-center clinical study that will include an estimated 5,300 average-risk patients from at least 40 academic and community-based practices, the costs of which will be borne by us.

    General and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect general and administrative expenses to increase significantly as we hire additional personnel and build our infrastructure to support future growth.

    Stock-based compensation expense represents the difference between the exercise price and fair value of common stock on the date of grant. The stock compensation is being amortized over the vesting period of the applicable options, which is generally 60 months. As of May 10, 2001, we expect to recognize amortization expense of deferred compensation recorded related to employee and director options of approximately $4.0 million, $2.3 million, $1.4 million, $682,000 and $177,000 during the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

RESULTS OF OPERATIONS

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $2.5 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000. This increase was attributable primarily to an increase of $141,000 in personnel-related expenses, an increase of $352,000 in professional fees and expenses, an increase of $171,000 in lab expenses, an increase of $625,000 in clinical study expenses and an additional $33,000 related to the leasing of additional laboratory space.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $2.6 million for the three months ended March 31, 2001 from $483,000 for the three months ended March 31, 2001. This increase was attributable primarily to an increase of $619,000 in personnel-related expenses, an increase of $1.3 million in professional fees and expenses, an increase of $47,000 in travel-related expenses and an additional $14,000 related to the leasing of additional office space.

    STOCK-BASED COMPENSATION. Stock-based compensation increased to $1.1 million for the three months ended March 31, 2001, of which $232,000 related to research and development personnel and $820,000 related to general and administrative personnel. Stock-based compensation was $242,000 for the three months ended March 31, 2000, of which $23,000 related to research and development personnel and $219,000 related to general and administrative personnel.

    INTEREST INCOME. Interest income increased to $778,000 for the three months ended March 31, 2001 from $41,000 for the three months ended March 31, 2000. This increase was primarily due to an increase in our cash and cash equivalents balances resulting from our initial public offering in January 2001 and from the issuance of preferred stock in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations since inception primarily through private sales of preferred stock as well as through the initial public offering of our common stock in January 2001. As of March 31, 2000, we had approximately $71.9 million in cash and cash equivalents.

    Net cash used in operating activities was $3.9 million for the three months ended March 31, 2001 and $1.5 million for the three months ended March 31, 2000. This increase was primarily due to the increase in our research and development activities and associated general and administrative expenses.

    Net cash used in investing activities was $1.4 million for the three months ended March 31, 2001 and $171,000 for the three months ended March 31, 2000. For each of these periods, cash used in investing activities primarily reflected increased investment in our intellectual property portfolio and the expansion of our laboratory and office space.

    Net cash provided by financing activities was $50.7 million for the three months ended March 31, 2001 and $1,600 for the three months ended March 31, 2000. This increase was primarily due to the completion of our initial public offering in February 2001.

    We expect that the net proceeds of approximately $51 million from our initial public offering in January 2001, together with our current working capital, will fund our operations through 2003. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, and launching our marketing efforts. Our future capital requirements will depend on many factors, including the following:

    - the success of our clinical studies;

    - the scope of and progress made in our research and development activities; and

    - the successful commercialization of colorectal cancer screening tests based on our technologies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. We do not expect the adoption of theses statements to have a material impact on our consolidated position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results.

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER COMMERCIALIZE ANY OF OUR PRODUCTS OR SERVICES OR EARN A PROFIT.

    We are a development stage company and have incurred losses since we were formed. From our date of inception on February 10, 1995 through March 31, 2001, we have accumulated a total deficit of approximately $28.5 million. Since our colorectal cancer screening tests are still in development, we do not expect to have any material revenue from the sale of our products and services until 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing high research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that we will ever commercialize any of our products or services, or that the revenue from any of our products or services will be sufficient to make us profitable.

IF OUR CLINICAL STUDIES DO NOT PROVE THE SUPERIORITY OF OUR TECHNOLOGIES, WE MAY NEVER SELL OUR PRODUCTS AND SERVICES.

    In the fourth quarter of 2001, we intend to initiate a blinded multi-center clinical study that will include approximately 5,300 patients with average risk profiles. The results of this clinical study may not show that tests using our technologies are superior to existing screening methods. In that event, we will have to devote significant financial and other resources to further research and development. In addition, we may experience delays in the commercialization of tests using our technologies or commercialization may never occur. Our earlier clinical studies were small and included samples from high-risk patients. The results from these earlier studies may not represent the results we obtain from any future studies, including our planned clinical study, which will include substantially more samples and average-risk patients.

WE MAY BE UNABLE TO RECRUIT A SUFFICIENT NUMBER OF PATIENTS FOR OUR PLANNED AVERAGE-RISK CLINICAL STUDY.

    We intend to conduct a blinded multi-center clinical study of approximately 5,300 average-risk patients. If we are unable to enroll the required number of average risk patients, we will be unable to validate the superiority of our technologies, which would make it difficult to sell our products and services. Despite the availability of colorectal cancer screening methods today, most Americans who are recommended for colorectal cancer screening do not get screened. Participants in our clinical study will only have an average risk of developing colorectal cancer, yet will have to undergo a colonoscopy. This procedure requires sedation and causes patient discomfort. We cannot guarantee that we will be able to recruit patients on a timely basis, if at all.

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

    We are subject to U.S. and state laws and regulations regarding the operation of clinical laboratories. For example, the federal Clinical Laboratory Improvement Amendments imposes certification requirements for clinical laboratories, and establishes standards for quality assurance and quality control, among other things. Clinical laboratories are subject to inspection by regulators, and the possible sanctions for failing to comply with applicable requirements include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil money or criminal penalties. In May 2000, we received a clinical laboratory certificate of compliance. However, if we fail to meet the requirements of the Clinical Laboratory Improvement Amendments in the future, we could be required to halt providing services and incur significant expense, thereby limiting our revenue and profitability.

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

THE LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT OUR BUSINESS.

    Our success depends largely on the skills, experience and performance of key members of our senior management team, including Stanley N. Lapidus, our Chairman, Don M. Hardison, our President, John A. McCarthy, Jr., our Executive Vice President and Chief Financial Officer, and Anthony P. Shuber, our Senior Vice President and Chief Technology Officer. Messrs. Lapidus and Shuber have been critical to the development of our technologies and business. Mr. Hardison, who joined us in May 2000, and Mr. McCarthy, who joined us in October 2000, are key additions to our management team and will be critical to directing and managing our growth and development in the future. We have no employment agreements with any of Messrs. Lapidus, Hardison, McCarthy or Shuber, however each has signed a non-disclosure and assignment of intellectual property agreement and non-compete agreement. We also have a severance agreement with each of Messrs. Lapidus, Hardison, McCarthy and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and our testing process and as we attempt to transition from a development company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

    As of May 10, 2001, we had twelve issued patents in the United States, four issued foreign patents, twenty-two pending patent applications in the United States, three of which have been allowed, and forty-one pending foreign applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will not hold our patents to be invalid or unenforceable.

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

    Third parties may assert infringement or other intellectual property claims against our licensors or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. We currently have twelve issued U.S. patents and twenty-four pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

    As of May 10, 2001, our executive officers, directors and principal stockholders and their affiliates together control approximately 49.4% of our outstanding common stock, without giving effect to the exercise of outstanding options under our stock plans. As a result these stockholders, if they act together, will have significant influence over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.

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

    In addition, the Nasdaq National Market and the market for applied genomics companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the performance of those companies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We have no derivative financial instruments in our cash and cash equivalents. We invest our cash and cash equivalents in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds.

                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On February 5, 2001, we consummated an initial public offering of 4,000,000 shares of our common stock pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-48812) on January 30, 2001. The estimated net proceeds to us from the initial public offering, after deducting underwriting discounts and commissions and other expenses, were approximately $51 million. We currently expect to use the net proceeds of the offering to fund clinical studies and trials, to fund other research and development and for working capital and other general corporate purposes. To date, none of the net proceeds from the initial public offering has been applied. As of May 10, 2001, we have invested all of the net proceeds of the offering in money-market mutual funds and direct and guaranteed obligations of the United States.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    None.

    (b) Reports on Form 8-K.

    During the quarter ended March 31, 2001, we filed one report on Form 8-K, dated March 6, 2001, which announced a conference call to discuss our year-end financial results. No other reports on Form 8-K were filed by us during the quarter ended March 31, 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       EXACT SCIENCES CORPORATION

                                                       By:  /s/ JOHN A. MCCARTHY, JR.
Date: May 14, 2001                                          -----------------------------------------
                                                            John A. McCarthy, Jr.
                                                            Executive Vice-President and Chief
                                                            Financial Officer (Duly Authorized Officer
                                                            and Principal Financial Officer)