Form 10-Q
period 2001-06-30
EXACT SCIENCES CORP
filed 2001-07-27
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-32179

EXACT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02–0478229

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

63 Great Road, Maynard, Massachusetts	01754

(Address of principal executive offices)	(Zip Code)

(978) 897–2800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X No __

             As of July 25, 2001, the Registrant had 18,640,788 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	December 31, 2000	June 30, 2001

		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,469,866	$67,232,921
Prepaid expenses	738,475	425,927

Total current assets	27,208,341	67,658,848
Property and Equipment, at cost:
Laboratory equipment	1,011,052	1,815,343
Office and computer equipment	429,014	1,139,746
Leasehold improvements	236,437	345,082
Furniture and fixtures	175,996	194,113

	1,852,499	3,494,284
Less—Accumulated depreciation and amortization	(988,967)	(1,329,240)

	863,532	2,165,044
Patent Costs, Net and Other Assets	986,629	1,252,032

	$29,058,502	$71,075,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$582,298	$479,691
Accrued expenses	776,396	1,331,328

Total current liabilities	1,358,694	1,811,019

Stockholders’ Equity:
Series A convertible preferred stock, $0.01 par value	9,024	-
Series B convertible preferred stock, $0.01 par value	9,962	-
Series C convertible preferred stock, $0.01 par value	10,072	-
Series D convertible preferred stock, $0.01 par value	14,175	-
Common stock, $0.01 par value	27,896	186,914
Treasury stock	-	(8,352)
Subscriptions receivable	(975,443)	(1,015,382)
Deferred compensation	(8,578,341)	(6,654,880)
Additional paid-in capital	60,281,143	110,966,428
Deficit accumulated during the development stage	(23,098,680)	(34,209,823)

Total stockholders’ equity	27,699,808	69,264,905

	$29,058,502	$71,075,924

The accompanying notes are an integral part of these consolidated financial statements.
EXACT SCIENCES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Operating Expenses:
Research and development	$1,145,152	$2,849,562	$2,299,481	$5,392,377
General and administrative	823,670	2,606,416	1,306,424	5,189,481
Stock-based compensation (1)	505,262	1,054,731	747,133	2,106,667

Loss from operations	(2,474,084)	(6,510,709)	(4,353,038)	(12,688,525)
Interest Income	451,260	799,725	491,818	1,577,382

Net loss	$(2,022,824)	$(5,710,984)	$(3,861,220)	$(11,111,143)

Net Loss Per Share:
Basic and diluted	$(1.41)	$(0.32)	$(2.94)	$(0.74)

Pro forma basic and diluted (2) (3)	$(0.12)	$(0.26)	$(0.28)	$(0.53)

Weighted Average Common Shares Outstanding:
Basic and diluted	1,434,267	17,817,844	1,314,146	15,003,548

Pro forma basic and diluted (3)	13,063,517	17,817,844	11,124,241	17,051,121

(1) The following summarizes the departmental allocation of stock-based compensation:

Research and development	$60,426	$234,993	$83,047	$467,191
General and administrative	444,836	819,738	664,086	1,639,476

Total	$505,262	$1,054,731	$747,133	$2,106,667

(2) Excludes non-cash stock-based compensation.

(3) Assumes conversion of all outstanding shares of preferred stock into common stock.

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2000	2001

Cash Flows from Operating Activities:
Net loss	$(3,861,220)	$(11,111,143)
Adjustments to reconcile net loss to net cash used in operating activities;
Depreciation and amortization	200,133	398,772
Non-cash stock-based compensation expense	747,133	2,106,667
Changes in assets and liabilities:
Prepaid expenses	(45,726)	312,548
Accounts payable	111,662	(102,607)
Accrued expenses	71,700	554,932

Net cash used in operating activities	(2,776,318)	(7,840,831)

Cash Flows from Investing Activities:
Purchases of property and equipment	(289,346)	(1,641,784)
Increase in patent costs and other assets	(145,221)	(323,903)
Purchase of treasury shares	(2,815)	(8,352)

Net cash used in investing activities	(437,382)	(1,974,039)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	50,565,634
Net proceeds from sale of convertible preferred stock	31,722,530	-
Proceeds from exercise of common stock options	86,116	2,230
Repayment of stock subscription receivable	8,551	10,061

Net cash provided by financing activities	31,817,197	50,577,925

Net (Decrease) Increase in Cash and Cash Equivalents	28,603,497	40,763,055

Cash and Cash Equivalents, beginning of period	3,553,257	26,469,866

Cash and Cash Equivalents, end of period	$32,156,754	$67,232,921

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Sale of restricted stock through issuance of notes receivable	$662,079	$50,000

 The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)

(1)  ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995.  The Company is in the development stage and applies proprietary genomics technologies to the early detection of several types of common cancers.  The Company has selected colorectal cancer as the first application of its technology platform.

The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products under development.  The Company has not generated revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals and the need for the continued development of commercially usable products.  On February 5, 2001, the Company completed an initial public offering (“IPO”) of 4,000,000 shares of its common stock at $14.00 per share.  The Company received proceeds of $50,565,634 after deducting the underwriters’ commission and issuance costs.  All shares of Series A, B, C and D convertible preferred stock outstanding automatically converted into 11,889,135 shares of common stock upon the closing of the Company’s IPO.

(2)  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly owned subsidiary, EXACT Sciences Securities Corporation, a Massachusetts securities corporation.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  Cash equivalents consist primarily of money market funds at December 31, 2000 and June 30, 2001.

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented.  In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase.  Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are antidilutive.  All shares issuable upon conversion of outstanding convertible preferred stock, prior to their conversion on February 5, 2001, have been excluded from the computations of diluted weighted average shares outstanding. Options to purchase a total of 1,098,779 and 2,252,963 common shares and unvested restricted shares of 992,886 and 838,660 have been excluded from the computations of diluted weighted average shares outstanding for the three months ended June 30, 2000 and 2001, respectively.

Pro forma basic and diluted net loss per share has been presented which adds back non-cash stock-based compensation to the reported net loss and reflects the conversion of outstanding convertible preferred stock into common stock for all periods presented.  Pro forma basic and diluted net loss per share are the same because all other outstanding common stock equivalents have been excluded as they are antidilutive.

In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 98, Earnings Per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company’s common stock prior to the Company’s initial public offering.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Segment Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers.  Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance.  The Company has determined that it conducts its operations in one business segment.  The Company conducts its business in the United States.  As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS No. 133.  SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities.  The Emerging Issues Task Force (“EITF”) has also issued a number of derivative-related tentative and final consensuses.  We do not expect the adoption of theses statements to have a material impact on our consolidated position or results of operations.

(4)  SUBSCRIPTIONS RECEIVABLE

In January 2001, the Company issued an additional full recourse notes receivable to an employee totaling $50,000 to purchase restricted stock.  The note bears interest at 9.0% with interest and principal due on January 29, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.   Except for the historical information contained herein, this following discussion contains forward-looking statements that involve risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in “Factors That May Affect Future Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000.

Overview

We apply proprietary genomics technologies to the early detection of common cancers. We have selected colorectal cancer screening as the first application of our technology platform. Since our inception on February 10, 1995, our principal activities have included:

•            researching and developing our technologies for colorectal cancer screening;

•            conducting clinical studies to validate our colorectal cancer screening tests;

•            negotiating licenses for intellectual property of others incorporated into our technologies;

•            developing relationships with opinion leaders in the scientific and medical communities;

•            conducting market studies and analyzing potential approaches for commercializing our technologies;

•            hiring research and clinical personnel;

•            hiring management and other support personnel; and

•            raising capital.

Initially, we intend to offer colorectal cancer screening services to certain populations ourselves to establish the market. We also intend to license our proprietary technologies to leading clinical reference laboratories to enable them to develop tests in order to broaden our market. We may also package our technologies and seek approval for diagnostic test kits with which any clinical laboratory could conduct our tests.

We have generated no operating revenues since our inception and do not expect any meaningful operating revenues for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of approximately $34.2 million. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies. We expect that the cost of our research and development activities will increase substantially as we continue activities relating to the development of our colorectal cancer screening tests and the extension of our technologies to several other forms of common cancers and pre–cancerous lesions.   In the second half of 2001, we intend to initiate a blinded multi–center clinical study that will include approximately 5,300 patients with average risk profiles from at least 40 academic and community–based practices, the costs of which will be borne by us.  Additionally, we will participate in the Mayo Clinic’s clinical study of our colorectal cancer detection technology which was recently funded by the National Cancer Institute.

General and administrative expenses consist primarily of non–research personnel salaries, office expenses and professional fees. We expect general and administrative expenses to increase as we hire additional personnel and build our infrastructure to support future growth.

Stock–based compensation expense represents the difference between the exercise price and fair value of common stock on the date of grant. The stock compensation is being amortized over the vesting period of the applicable options, which is generally 60 months.  We expect to recognize amortization expense of deferred compensation recorded related to employee and director options of approximately $4.0 million, $2.3 million, $1.4 million, $682,000 and $177,000 during the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

Results of Operations

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $2.8 million for the three months ended June 30, 2001 from $1.1 million for the three months ended June 30, 2000. The increase for the three month period was attributable primarily to an increase of $300,000 in personnel-related expenses, an increase of $284,000 in professional fees and expenses, an increase of $196,000 in lab expenses, an increase of $813,000 in clinical study expenses and an additional $111,000 related to the leasing of additional laboratory space.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $5.4 million for the six months ended June 30, 2001 from $2.3 million for the six months ended June 30, 2000.  The increase for the six month period was attributable primarily to an increase of $442,000 in personnel-related expenses, an increase of $617,000 in professional fees and expenses, an increase of $368,000 in lab expenses, an increase of $1.5 million in clinical study expenses and an additional $209,000 related to the leasing of additional laboratory space.

General and administrative expenses.  General and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $2.6 million for the three months ended June 30, 2001 from $824,000 for the three months ended June 30, 2001.  The increase for the three month period was attributable primarily to an increase of $701,000 in personnel-related expenses, an increase of $904,000 in professional fees and expenses, an increase of $47,000 in travel-related expenses and an additional $131,000 related to the leasing of additional office space.  General and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $2.5 million for the six months ended June 30, 2001 from $1.3 million for the six months ended June 30, 2001.   The increase for the six month period was attributable primarily to an increase of $1.3 million in personnel-related expenses, an increase of $2.2 million in professional fees and expenses, an increase of $94,000 in travel-related expenses and an additional $260,000 related to the leasing of additional office space.

Stock-based compensation.  Stock-based compensation increased to $1.1 million for the three months ended June 30, 2001, of which $235,000 related to research and development personnel and $820,000 related to general and administrative personnel.  Stock-based compensation was $505,000 for the three months ended June 30, 2000, of which $60,000 related to research and development personnel and $445,000 related to general and administrative personnel.  Stock-based compensation increased to $2.1 million for the six months ended June 30, 2001, of which $467,000 related to research and development personnel and $1.6 million related to general and administrative personnel.  Stock-based compensation was $747,000 for the six months ended June 30, 2000, of which $83,000 related to research and development personnel and $664,000 related to general and administrative personnel.

Interest income.  Interest income increased to $800,000 for the three months ended June 30, 2001 from $451,000 for the three months ended June 30, 2000.  Interest income increased to $1.6 million for the six months ended June 30, 2001 from $492,000 for the six months ended June 30, 2000.  This increase was primarily due to an increase in our cash and cash equivalents balances resulting from our initial public offering in January 2001 and from the issuance of preferred stock in April 2000.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock as well as the completion of an initial public offering of our common stock in February 2001.  As of June 30, 2001, we had approximately $67.2 million in cash and cash equivalents.

Net cash used in operating activities was $7.8 million for the six months ended June 30, 2001 and $2.8 million for the six months ended June 30, 2000.  This increase was primarily due to the increase in our research and development activities and associated general and administrative expenses.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2001 and $437,000 for the six months ended June 30, 2000.  For each of these periods, cash used in investing activities primarily reflected increased investment in our intellectual property portfolio and the expansion of our laboratory and office space.

Net cash provided by financing activities was $50.6 million for the six months ended June 30, 2001 and $31.8 million for the six months ended June 30, 2000.  This was primarily due to the completion of our initial public offering in February 2001 for the six months ending June 30, 2001 as well as the sale of convertible preferred stock in April 2000 for each of these periods.

We expect that cash on hand from our initial public offering in January 2001, together with our current working capital, will fund our operations through 2003. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, and launching our marketing efforts. Our future capital requirements will depend on many factors, including the following:

•            the success of our clinical studies;

•            the scope of and progress made in our research and development activities; and

•            the successful commercialization of colorectal cancer screening tests based on our technologies.

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

We are a development stage company and may never successfully commercialize any of our products or services or earn a profit.

We are a development stage company and have incurred losses since we were formed. From our date of inception on February 10, 1995 through June 30, 2001, we have accumulated a total deficit of approximately $34.2 million. Since our colorectal cancer screening tests are still in development, we do not expect to have any material revenue from the sale of our products and services until 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing high research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that we will ever commercialize any of our products or services, or that the revenue from any of our products or services will be sufficient to make us profitable.

If our clinical studies do not prove the superiority of our technologies, we may never sell our products and services.

In the second half of 2001, we intend to initiate a blinded multi–center clinical study that will include approximately 5,300 patients with average risk profiles. The results of this clinical study may not show that tests using our technologies are superior to existing screening methods. In that event, we will have to devote significant financial and other resources to further research and development. In addition, we may experience delays in the commercialization of tests using our technologies or commercialization may never occur. Our earlier clinical studies were small and included samples from high–risk patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our planned clinical study, which will include substantially more samples and average–risk patients.

We may be unable to recruit a sufficient number of patients for our planned average–risk clinical study.

We intend to conduct a blinded multi–center clinical study of approximately 5,300 average–risk patients. If we are unable to enroll the required number of average risk patients, we will be unable to validate the superiority of our technologies, which would make it difficult to sell our products and services. Despite the availability of colorectal cancer screening methods today, most Americans who are recommended for colorectal cancer screening do not get screened. Participants in our clinical study will only have an average risk of developing colorectal cancer, yet will have to undergo a colonoscopy. This procedure requires sedation and causes patient discomfort. We cannot guarantee that we will be able to recruit patients on a timely basis, if at all.

If Medicare and other third–party payors, including managed care organizations, do not provide adequate reimbursement for our products and services, most clinical reference laboratories will not use our products or license our technologies to perform cancer screening tests.

Most clinical reference laboratories will not perform colorectal cancer screening tests using our products and licensing our technologies unless they are adequately reimbursed by third–party payors such as Medicare and managed care organizations. There is significant uncertainty concerning third–party reimbursement for the use of any test incorporating new technology. Reimbursement by a third–party payor may depend on a number of factors, including a payor's determination that tests using our products and technologies are sensitive for colorectal cancer, not experimental or investigational, medically necessary, appropriate for the specific patient and cost–effective. To date, we have not secured any reimbursement approval for tests using our products and technologies from any third–party payor, nor do we expect any such approvals in the near future.

Reimbursement by Medicare will require approval by the Secretary of Health and Human Services, or HHS. The Federal Budget Act of 1997 provides for reimbursement of new technologies such as ours, but only with action of the Secretary of HHS. We cannot guarantee that the Secretary of HHS will act to approve tests based on our technologies on a timely basis, or at all. In addition, the assignment of a current procedural terminology code facilitates Medicare reimbursement. The process to obtain this code is lengthy and we cannot guarantee that we will receive a current procedural terminology code on a timely basis, or at all.

Since reimbursement approval is required from each payor individually, seeking such approvals is a time–consuming and costly process. If we are unable to obtain adequate reimbursement by Medicare and managed care organizations, our ability to generate revenue and earnings from the sale of our products or licenses to our technologies will be limited.

We will not be able to commercialize our technologies if we are not able to lower costs through automating and simplifying key operational processes.

Currently, colorectal cancer screening tests using our technologies are very expensive because they are labor–intensive and use highly complex and expensive reagents. In order to generate significant profits and make our technologies attractive to potential partners, we will need to reduce substantially the costs of tests using our technologies through significant automation of key operational processes and other cost savings procedures. If we fail to sufficiently reduce costs, tests using our technologies either may not be commercially viable or may generate little, if any, profitability.

Our inability to establish strong business relationships with leading clinical reference laboratories to perform colorectal cancer screening tests using our technologies will limit our revenue growth.

A key step in our strategy is to license our proprietary technologies to leading clinical reference laboratories that will perform colorectal cancer screening tests. While we have recently executed a strategic alliance agreement with Laboratory Corporation of America Holdings, we have limited experience in establishing these business relationships. If we are unable to establish additional business relationships with other leading clinical reference laboratories, we may have limited ability to generate significant revenue.

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

Even if our technologies are superior to alternative colorectal cancer screening technologies, adequate third–party reimbursement is obtained and medical practitioners order tests using our technologies, an insignificant number of people may decide to be screened for colorectal cancer. Despite the availability of current colorectal cancer screening methods as well as the recommendations of the American Cancer Society and the National Cancer Institute that all Americans age 50 and above be screened for colorectal cancer, most of these individuals decide not to complete a colorectal cancer screening test. If only an insignificant portion of the population decides to complete colorectal cancer screening tests, we may experience limits on our revenue and profitability.

Our inability to apply our proprietary technologies successfully to detect other common cancers may limit our revenue growth and profitability.

While to date, we have focused substantially all of our research and development efforts on colorectal cancer, we have used our technologies to detect cancers of the lung, pancreas, esophagus, stomach and gall bladder. As a result, we intend to devote significant personnel and financial resources in the future to extending our technology platform to the development of screening tests for these common cancers and pre–cancerous lesions. To do so, we may need to overcome technological challenges to develop reliable screening tests for these cancers. We may never realize any benefits from these research and development activities.

If we fail to obtain the approval of the U.S. Food and Drug Administration, or FDA, or comply with other FDA requirements, we may not be able to market our products and services and may be subject to stringent penalties.

The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory conducting the test. Although the FDA does regulate reagents, such as ours, that react with a biological substance to identify a specific DNA sequence or protein, its regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, are exempt from the FDA's pre-market review requirements. If the FDA were to decide to regulate in–house developed laboratory tests, decide to require pre-market approval or clearance of our analyte specific reagents, conclude that our reagents do not meet the requirements for analyte specific reagents, or conclude that licensing our intellectual property constitutes non–compliant labeling, the commercialization of our products and services could be delayed, halted or prevented. In addition, the FDA may impose penalties on us or seek other enforcement actions. Similarly, if the FDA were to determine that our stool collector requires pre-market approval or clearance, the sale of our products and services could be delayed, halted or prevented and the FDA could impose penalties on us or seek other enforcement action. Finally, our analyte specific reagents will be subject to a number of FDA requirements, including a requirement to comply with the FDA's quality system regulation which establishes extensive regulations for quality control and manufacturing procedures. Failure to comply with these regulations could subject us to enforcement action. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

If we fail to comply with regulations relating to clinical laboratories, we may be prohibited from processing our own tests in–house, be required to incur significant expense to correct non–compliance, or be subject to other requirements or penalties.

We are subject to U.S. and state laws and regulations regarding the operation of clinical laboratories. For example, the federal Clinical Laboratory Improvement Amendments impose certification requirements for clinical laboratories, and establishes standards for quality assurance and quality control, among other things. Clinical laboratories are subject to inspection by regulators, and the possible sanctions for failing to comply with applicable requirements include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil money or criminal penalties. In May 2000, we received a clinical laboratory certificate of compliance. However, if we fail to meet the requirements of the Clinical Laboratory Improvement Amendments in the future, we could be required to halt providing services and incur significant expense, thereby limiting our revenue and profitability.

Other companies may develop and market methods for detecting colorectal cancer, which may make our technologies less competitive, or even obsolete.

The market for colorectal cancer screening is large, approximating 74 million Americans age 50 and above, and has attracted competitors, some of which have significantly greater resources than we have.

Currently, we face competition from alternative procedures–based detection technologies such as flexible sigmoidoscopy and colonoscopy, as well as traditional screening tests such as the fecal occult blood. Other entities are developing new colorectal screening methods such as virtual colonoscopy, an experimental procedure being developed at research institutions in which a radiologist views the inside of the colon through a scanner. In addition, competitors, including Bayer Corporation, diaDexus, Inc., Matritech, Inc. and Millennium Predictive Medicine, Inc., are developing serum–based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and business relationships.

The loss of key members of our senior management team could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Stanley N. Lapidus, our Chairman, Don M. Hardison, our President and Chief Executive Officer, John A. McCarthy, Jr., our Executive Vice President, Chief Financial Officer and treasurer, and Anthony P. Shuber, our Senior Vice President and Chief Technology Officer. Messrs. Lapidus and Shuber have been critical to the development of our technologies and business. Mr. Hardison, who joined us in May 2000, and Mr. McCarthy, who joined us in October 2000, are key additions to our management team and will be critical to directing and managing our growth and development in the future. We have no employment agreements with any of Messrs. Lapidus, Hardison, McCarthy or Shuber, however, each has signed a non–disclosure and assignment of intellectual property agreement and non–compete agreement. We also have a severance agreement with each of Messrs. Lapidus, Hardison, McCarthy and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and our testing process and as we attempt to transition from a development company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

As of June 30, 2001, we had 12 issued patents and 28 pending patent applications, three of which have been allowed, in the United States. We also had four issued foreign patents and 56 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

A third–party institution has asserted co–inventorship rights with respect to one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending this or other challenges made in connection with our patents and patent applications. Any successful third–party challenge to our patents could result in co–ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third–party institution have filed a joint patent application that will be co–owned by us and that third–party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso–pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada. Co–ownership of a patent allows the co–owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

We have pursued an aggressive patent strategy designed to maximize our patent protection against third parties in the U.S. and in foreign countries. We have filed patent applications that cover the methods we have designed to detect colorectal cancer and other cancers, as well as patent applications that cover our testing process. In order to protect or enforce our patent rights, we may initiate actions against third parties. Any actions regarding patents could be costly and time–consuming, and divert our management and key personnel from our business. Additionally, such actions could result in challenges to the validity or applicability of our patents.

We may be subject to substantial costs and liability or be prevented from selling our screening tests for cancer as a result of litigation or other proceedings relating to patent rights.

Third parties may assert infringement or other intellectual property claims against our licensors or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. We currently have 12 issued U.S. patents and 28 pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third–party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third–party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

We license certain technologies from Roche Molecular Systems, Inc. and Genzyme Corporation that are key to our technologies. The Roche license, which relates to a gene amplification process used in almost all genetic testing, is a non–exclusive license through 2004, the date on which the patent that we utilize expires. Roche may terminate the license upon notice if we fail to pay royalties, submit certain reports or breach any other material term of the license agreement. The Genzyme license is a non–exclusive license to use the Apc and p53 genes and methodologies relating to the genes in connection with our products and services through 2013, the date on which the term of the patent that we utilize expires. Genzyme may terminate the license upon notice if we fail to pay milestone payments and royalties, achieve a certain level of sales, and submit certain reports. In addition, if we fail to use reasonable efforts to make products and services based on these patents available to the public or fail to request FDA clearance for a diagnostic test kit as required by the agreement, Genzyme may terminate the license. If either Roche or Genzyme were to terminate the licenses, we would incur significant delays and expense to change a portion of our testing methods and we cannot guarantee that we would be able to change our testing methods without affecting the sensitivity of our tests.

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

As of June 30, 2001, our executive officers, directors and principal stockholders and their affiliates together control approximately 49.4% of our outstanding common stock, without giving effect to the exercise of outstanding options under our stock plans. As a result, these stockholders, if they act together, will have significant influence over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.

Certain provisions of our charter, by–laws and Delaware law may make it difficult for you to change our management and may also make a takeover difficult.

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

The market price of our stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•            technological innovations or new products and services by us or our competitors;

•            clinical trial results relating to our tests or those of our competitors;

•            reimbursement decisions by Medicare and other managed care organizations;

•            FDA regulation of our products and services;

•            the establishment of partnerships with clinical reference laboratories;

•            health care legislation;

•            intellectual property disputes;

•            additions or departures of key personnel; and

•            sales of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have no derivative financial instruments in our cash and cash equivalents.  We invest our cash and cash equivalents in securities of the U.S. governments and its agencies and in investment–grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On May 16 2001, at our annual meeting of stockholders, the stockholders elected as Class I directors, each to serve for a three-year term, the following individuals: Don M. Hardison (15,326,055 shares for; 70,950 shares withheld); William W. Helman (15,394,805 shares for; 2,200 shares withheld); and Connie Mack, III (15,393,805 shares for; 3,200 shares withheld). The stockholders also ratified the selection of Arthur Andersen LLP as our independent accountants for the year ending December 31, 2001 (15,392,566 shares for; 3,914 shares against; and 525 shares abstaining).

Item 5.  Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  We have been advised that our Senior Vice President and Chief Technology Officer, Anthony P. Shuber, has entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

             None.

(b)        Reports on Form 8-K.

During the quarter ended June 30, 2001, we filed one report on Form 8-K, dated April 17, 2001, which announced a conference call to discuss our first quarter of 2001 financial results.  No other reports on Form 8-K were filed by us during the quarter ended June 30, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

	By:	/s/ John A. McCarthy, Jr.

Date: July 27, 2001		John A. McCarthy, Jr.
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)