Form 10-Q
period 2001-09-30
EXACT SCIENCES CORP
filed 2001-10-26
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-32179

EXACT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02–0478229
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

63 Great Road, Maynard, Massachusetts	01754
(Address of principal executive offices)	(Zip Code)

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

                                                                Yes ☒    No ☐

        As of October 25, 2001, the Registrant had 18,780,807 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2000	September 30, 2001

Assets
Current Assets:
Cash and cash equivalents	$26,469,866	$62,636,543
Prepaid expenses	738,475	1,207,813
Total current assets	27,208,341	63,844,356
Property and Equipment, at cost:
Laboratory equipment	1,011,052	2,108,200
Office and computer equipment	429,014	1,158,329
Leasehold improvements	236,437	457,128
Furniture and fixtures	175,996	202,193
	1,852,499	3,925,850
Less—Accumulated depreciation and amortization	(988,967)	(1,611,861)
	863,532	2,313,989
Patent Costs, Net and Other Assets	986,629	1,300,133
	$29,058,502	$67,458,478
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$582,298	$771,133
Accrued expenses	776,396	2,145,951
Total current liabilities	1,358,694	2,917,084

Stockholders’ Equity:
Series A convertible preferred stock, $0.01 par value	9,024	-
Series B convertible preferred stock, $0.01 par value	9,962	-
Series C convertible preferred stock, $0.01 par value	10,072	-
Series D convertible preferred stock, $0.01 par value	14,175	-
Common stock, $0.01 par value	27,896	187,808
Treasury stock	-	(8,352)
Subscriptions receivable	(975,443)	(1,011,373)
Deferred compensation	(8,578,341)	(4,958,385)
Additional paid-in capital	60,281,143	110,270,897
Deficit accumulated during the development stage	(23,098,680)	(39,939,201)
Total stockholders’ equity	27,699,808	64,541,394
	$29,058,502	$67,458,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001

Revenue	$-	$13,089	$-	$13,089

Operating Expenses:
Research and development	1,515,641	3,535,013	3,815,122	8,927,390
Selling, general and administrative	1,135,492	1,964,695	2,441,916	7,154,176
Stock-based compensation (1)	772,012	865,887	1,519,145	2,972,554
Loss from operations	(3,423,145)	(6,352,506)	(7,776,183)	(19,041,031)

Interest Income	500,169	623,128	991,987	2,200,510
Net loss	$(2,922,976)	$(5,729,378)	$(6,784,196)	$(16,840,521)

Net Loss Per Share:
Basic and diluted	$(1.91)	$(0.32)	$(4.89)	$(1.05)
Pro forma basic and diluted (2) (3)	$(0.16)	$(0.27)	$(0.44)	$(0.80)

Weighted Average Common Shares Outstanding:
Basic and diluted	1,534,010	17,886,920	1,387,434	15,965,136
Pro forma basic and diluted (3)	13,423,141	17,886,920	11,890,541	17,330,184

(1)The following summarizes the departmental allocation of stock-based compensation:

Research and development	$113,866	$211,802	$196,913	$678,993
General and administrative	658,146	654,085	1,322,232	2,293,561
Total	$772,012	$865,887	$1,519,145	$2,972,554

(2) Excludes non-cash stock-based compensation.

(3) Assumes conversion of all outstanding shares of preferred stock into common stock effective January 1, 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2000	2001

Cash Flows from Operating Activities:
Net loss	$(6,784,196)	$(16,840,521)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization	294,267	724,024
Non-cash stock-based compensation expense	1,519,145	2,972,554
Changes in assets and liabilities:
Prepaid expenses	(158,595)	(469,338)
Accounts payable	293,324	188,835
Accrued expenses	262,516	1,369,555
Net cash used in operating activities	(4,573,539)	(12,054,891)

Cash Flows from Investing Activities:
Purchases of property and equipment	(393,342)	(2,073,351)
Increase in patent costs and other assets	(253,765)	(414,634)
Purchase of treasury shares	(2,815)	(8,352)
Net cash used in investing activities	(649,922)	(2,496,337)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	-	50,557,738
Net proceeds from sale of convertible preferred stock	31,722,530	-
Proceeds from exercise of common stock options and purchase plans	63,755	146,166
Repayment of stock subscription receivable	111,812	14,001
Net cash provided by financing activities	31,898,097	50,717,905

Net Increase in Cash and Cash Equivalents	26,674,636	36,166,677

Cash and Cash Equivalents, beginning of period	3,553,257	26,469,866

Cash and Cash Equivalents, end of period	$30,227,893	$62,636,543

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Sale of restricted stock through issuance of notes receivable	$662,079	$49,931

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

(1)  ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995.  The Company is in the development stage and applies proprietary genomics technologies to the early detection of several types of common cancers.  The Company has selected colorectal cancer as the first application of its technology platform.

The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products under development.  The Company has generated no material operating revenue to date and is subject to a number of risks similar to those of other development stage companies, including dependence on key individuals and the need for the continued development of commercially usable products.  On February 5, 2001, the Company completed an initial public offering (“IPO”) of 4,000,000 shares of its common stock at $14.00 per share.  The Company received proceeds of $50.6 million after deducting the underwriters’ commission and issuance costs.  All shares of Series A, B, C and D convertible preferred stock outstanding automatically converted into 11,889,135 shares of common stock upon the closing of the Company’s IPO.

(2)  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  Cash equivalents consist primarily of money market funds at December 31, 2000 and September 30, 2001.

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented.  In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase.  Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are antidilutive.  All shares issuable upon conversion of outstanding convertible preferred stock, prior to their conversion on February 5, 2001, have been excluded from the computations of diluted weighted average shares outstanding. Options to purchase a total of 1,409,070 and 2,214,077 common shares and unvested restricted shares of 1,066,532 and 746,108 have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2000 and 2001, respectively.

Pro forma basic and diluted net loss per share have been presented which adds back non-cash stock-based compensation to the reported net loss and reflects the conversion of outstanding convertible preferred stock into common stock for all periods presented.  Pro forma basic and diluted net loss per share are the same because all other outstanding common stock equivalents have been excluded as they are antidilutive.

In accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 98, Earnings Per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company’s common stock prior to the Company’s initial public offering.

Revenue Recognition

The Company’s revenue for the three and nine months ended September 30, 2001 is primarily composed of amortization of up-front technology license fees which are being amortized on a straight-line basis over the license period.

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

(4)  SUBSCRIPTIONS RECEIVABLE

The Company has issued full recourse notes receivable to several employees and certain executives of the Company for the exercise of stock options and for the purchase restricted stock over the last several years.  These notes bear interest at rates ranging from 8.5% to 9.5% with various repayment schedules ranging from monthly to ten years and are collateralized by the underlying stock.

In January 2001, the Company issued a full recourse note receivable to an employee totaling $49,931 to purchase restricted stock.  The note bears interest at 9.0% with interest and principal due on January 29, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in “Factors That May Affect Future Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

We have generated no material operating revenues since our inception, and do not expect any material operating revenues for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of approximately $39.9 million. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies, and reagents and supplies used in the development of our technologies. We expect that the cost of our research and development activities will increase substantially as we continue activities relating to the development of our colorectal cancer screening tests and the extension of our technologies to several other forms of common cancers and pre-cancerous lesions.   In the third quarter of 2001, we initiated a blinded multi-center clinical study that will include approximately 5,000 patients with average-risk profiles from at least 40 academic and community-based practices, the costs of which will be borne by us.  Additionally, we will be responsible for processing of samples collected in the Mayo Clinic’s clinical study of our colorectal cancer detection technology which was recently funded by the National Cancer Institute.

General and administrative expenses consist primarily of non–research personnel salaries, office expenses and professional fees. We expect general and administrative expenses to increase as we hire additional personnel and build our infrastructure to support future growth.

Stock-based compensation expense represents the difference between the exercise price and fair value of common stock on the date of grant. The stock compensation is being amortized over the vesting period of the applicable options, which is generally 60 months.  Currently, we expect to recognize stock-based compensation expense related to employee, consultant and director options of approximately $3.8 million, $2.2 million, $1.3 million, $600,000 and $200,000 during the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.

Results of Operations

Revenue.  Revenue of $13,089 for the three and nine months ended September 30, 2001 is primarily composed of amortization of up-front technology license fees which are being amortized on a straight line basis over the license period.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $3.5 million for the three months ended September 30, 2001 from $1.5 million for the three months ended September 30, 2000.  The increase for the three month period was attributable primarily to an increase of $319,000 in personnel-related expenses, an increase of $40,000 in professional fees and expenses, an increase of $263,000 in lab expenses, an increase of $1.2 million in clinical study expenses and an additional $132,000 related to the leasing of additional laboratory space.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $8.9 million for the nine months ended September 30, 2001 from $3.8 million for the nine months ended September 30, 2000.  The increase for the nine month period was attributable primarily to an increase of $760,000 in personnel-related expenses, an increase of $804,000 in professional fees and expenses, an increase of $630,000 in lab expenses, an increase of $2.6 million in clinical study expenses and an additional $305,000 related to the leasing of additional laboratory space.

General and administrative expenses.  General and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $2.0 million for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000.  The increase for the three month period was attributable primarily to an increase of $420,000 in personnel-related expenses, an increase of $229,000 in professional fees and expenses and an additional $149,000 related to the leasing of additional office space.  General and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $7.2 million for the nine months ended September 30, 2001 from $2.4 million for the nine months ended September 30, 2000.   The increase for the nine month period was attributable primarily to an increase of $1.7 million in personnel-related expenses, an increase of $2.4 million in professional fees and expenses, an increase of $97,000 in travel-related expenses and an additional $342,000 related to the leasing of additional office space.

Stock-based compensation.  Stock-based compensation increased to $866,000 for the three months ended September 30, 2001, of which $212,000 related to research and development personnel and $654,000 related to general and administrative personnel.  Stock-based compensation was $772,000 for the three months ended September 30, 2000, of which $114,000 related to research and development personnel and $658,000 related to general and administrative personnel.  Stock-based compensation increased to $3.0 million for the nine months ended September 30, 2001, of which $679,000 related to research and development personnel and $2.3 million related to general and administrative personnel.  Stock-based compensation was $1.5 million for the nine months ended September 30, 2000, of which $197,000 related to research and development personnel and $1.3 million related to general and administrative personnel.

Interest income.  Interest income increased to $623,000 for the three months ended September 30, 2001 from $500,000 for the three months ended September 30, 2000.  Interest income increased to $2.2 million for the nine months ended September 30, 2001 from $992,000 for the nine months ended September 30, 2000.  This increase was primarily due to an increase in our cash and cash equivalents balances resulting from our initial public offering in January 2001 and from the issuance of preferred stock in April 2000.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, as well as the completion of an initial public offering of our common stock in January 2001.  As of September 30, 2001, we had approximately $62.6 million in cash and cash equivalents.

Net cash used in operating activities was $12.1 million for the nine months ended September 30, 2001 and $4.6 million for the nine months ended September 30, 2000.  This increase was primarily due to the increase in our research and development activities and associated general and administrative expenses.

Net cash used in investing activities was $2.5 million for the nine months ended September 30, 2001 and $650,000 for the nine months ended September 30, 2000.  For each of these periods, cash used in investing activities primarily reflected increased investment in our intellectual property portfolio and the expansion of our laboratory and office space.

Net cash provided by financing activities was $50.7 million for the nine months ended September 30, 2001 and $31.9 million for the nine months ended September 30, 2000.  This was primarily due to the completion of our initial public offering in January 2001 for the nine months ending September 30, 2001 as well as the sale of convertible preferred stock in April 2000.

We expect that cash on hand at September 30, 2001 will be sufficient to fund our operations through 2003. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, and launching our marketing efforts. Our future capital requirements will depend on many factors, including the following:

•               the success of our clinical studies;

•               the scope of and progress made in our research and development activities; and

•               the successful commercialization of colorectal cancer screening tests based on our technologies.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities.  As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued statement No. 138, which is a significant amendment to SFAS No. 133.  SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities.  The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses.  We do not expect the adoption of these statements to have a material impact on our consolidated position or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.   SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.  SFAS 142 is effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  We do not expect the adoption of these statements to have a material impact on our consolidated position or results of operations.

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results.

We are a development stage company and may never successfully commercialize any of our products or services or earn a profit.

We are a development stage company and have incurred losses since we were formed. From our date of inception on February 10, 1995 through September 30, 2001, we have accumulated a total deficit of approximately $39.9 million. Since our colorectal cancer screening tests are still in development, we do not expect to have any material revenue from the sale of our products and services until 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing high research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that we will ever commercialize any of our products or services, or that the revenue from any of our products or services will be sufficient to make us profitable.

If our clinical studies do not prove the superiority of our technologies, we may never sell our products and services.

In the third quarter of 2001, we initiated a blinded multi-center clinical study that will include approximately 5,000 patients with average-risk profiles. The results of this clinical study may not show that tests using our technologies are superior to existing screening methods. In that event, we will have to devote significant financial and other resources to further research and development. In addition, we may experience delays in the commercialization of tests using our technologies or commercialization may never occur. Our earlier clinical studies were small and included samples from high-risk patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our planned clinical study, which will include substantially more samples and average-risk patients.

We may be unable to recruit a sufficient number of patients for our planned average–risk clinical study.

We intend to conduct a blinded multi–center clinical study of approximately 5,000 average–risk patients. If we are unable to enroll the required number of average risk patients, we will be unable to validate the superiority of our technologies, which would make it difficult to sell our products and services. Despite the availability of colorectal cancer screening methods today, most Americans who are recommended for colorectal cancer screening do not get screened. Participants in our clinical study will only have an average risk of developing colorectal cancer, yet will have to undergo a colonoscopy. This procedure requires sedation and causes patient discomfort. We cannot guarantee that we will be able to recruit patients on a timely basis, if at all.

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

Currently, we face competition from alternative procedures–based detection technologies such as flexible sigmoidoscopy and colonoscopy, as well as traditional screening tests such as the fecal occult blood test. Other entities are developing new colorectal screening methods such as virtual colonoscopy, an experimental procedure being developed at research institutions in which a radiologist views the inside of the colon through a scanner. In addition, competitors, including Bayer Corporation, diaDexus, Inc., Matritech, Inc. and Millennium Predictive Medicine, Inc., are developing serum–based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and business relationships.

The loss of key members of our senior management team could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Stanley N. Lapidus, our Chairman, Don M. Hardison, our President and Chief Executive Officer, John A. McCarthy, Jr., our Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, and Anthony P. Shuber, our Senior Vice President and Chief Technology Officer. Messrs. Lapidus and Shuber have been critical to the development of our technologies and business. Mr. Hardison, who joined us in May 2000, and Mr. McCarthy, who joined us in October 2000, are key additions to our management team and will be critical to directing and managing our growth and development in the future. We have no employment agreements with any of Messrs. Lapidus, Hardison, McCarthy or Shuber, however, each has signed a non–disclosure and assignment of intellectual property agreement and non–compete agreement. We also have a severance agreement with each of Messrs. Lapidus, Hardison, McCarthy and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and our testing process and as we attempt to transition from a development company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

As of September 30, 2001, we had 14 issued patents and 26 pending patent applications, three of which have been allowed, in the United States. We also had four issued foreign patents and 56 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

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

We cannot guarantee that the patents issued to us will be broad enough to provide any meaningful protection nor can we assure you that one of our competitors may not develop more effective technologies, designs or methods to test for colorectal cancer or any other common cancer without infringing our intellectual property rights or that one of our competitors might not design around our proprietary technologies.

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

Third parties may assert infringement or other intellectual property claims against our licensors or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. We currently have 14 issued U.S. patents and 26 pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third–party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third–party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

Part II - Other Information

Item 5.  Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  We have been advised that our Chairman of the Board of Directors, Stanley N. Lapidus, and our Senior Vice President and Chief Technology Officer, Anthony P. Shuber, have entered into trading plans in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K.

During the quarter ended September 30, 2001, we filed one report on Form 8-K, dated July 17, 2001, which announced a conference call to discuss our second quarter of 2001 financial results.  No other reports on Form 8-K were filed by us during the quarter ended September 30, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

	By:	/s/ John A. McCarthy, Jr.
Date: October 26, 2001		John A. McCarthy, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)