Form 10-K
period 2001-12-31
EXACT SCIENCES CORP
filed 2002-03-26
CIK 1124140

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32179

EXACT SCIENCES CORPORATION

(Exact Name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	02-0478229 (IRS Employer Identification No.)
63 Great Road, Maynard, Massachusetts (Address of principal executive offices)	01754 (zip code)

Registrant's telephone number, including area code: (978) 897-2800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 22, 2002 was approximately $117,894,000 (based on the closing price of the Registrant's Common Stock on March 22, 2002, of $10.12 per share).

        The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 22, 2002 was 18,766,669.

DOCUMENT INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

EXACT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2001

PART I

Item 1. Business

        This Business section and other parts of this Form 10-K contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results" and elsewhere in this Form 10-K.

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

        We have selected colorectal cancer as the first application of our technology platform because it is the most deadly cancer among non-smokers, curable if detected early and well understood from a genomics point of view. There are an estimated 80 million Americans age 50 and above for whom the American Cancer Society and National Cancer Institute recommend regular colorectal cancer screening. Current detection methods for colorectal cancer have proven to be inadequate screening tools due to the invasiveness of the procedures, the relative lack of accuracy or poor patient compliance.

        We have developed proprietary technologies that isolate the minute amounts of human DNA shed from the colon into stool. From that DNA, we then identify mutations in the DNA that is shed from abnormal cells associated with colorectal cancer and pre-cancerous lesions. We have conducted blinded clinical studies at the Mayo Clinic and other institutions that we believe indicate that our tests are able to detect colorectal cancer more accurately in patients who have the disease at an earlier stage than existing non-invasive methods available for mass screening for colorectal cancer. Early detection results in less expensive and more effective treatment of patients. We believe that the benefits of early detection and the ease of use and accuracy of our test will convince medical practitioners and patients to use tests based on our technologies. We are currently conducting additional clinical studies of our technologies to detect colorectal cancer in average risk patients and plan to develop commercial products and services based on these technologies.

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

Genomics and Colorectal Cancer

        Genomics, broadly defined, is the study of the genome and its importance in human physiology and disease. Initial efforts in genomics centered on identifying the definitive sequence of every gene in the human genome. Scientists are now focusing on applied genomics—the development of novel technologies for the application of genomics to the detection and management of disease.

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

        The diagram illustrates that cancer develops in steps, and that it arises from alterations in multiple genes in an individual cell, frequently with chromosome loss. The diagram shows that these alterations lead to pathologic changes in the colon from normal epithelium—the tissue that lines the surface of the colon—through early and late adenomas, which are a form of pre-cancerous growth, to early cancer and late cancer. These alterations, shown in the above diagram, usually accumulate over many years, and are typically due to:

  •
  mutations in individual genes, such as the Apc, K-ras and p53 genes;

  •
  larger scale effects in which large parts of a chromosome or even entire chromosome arms, such as 5q, 18q, 17p and 8p, are deleted; or

  •
  deletions in DNA regions such as Bat-26.

        The multi-step process provides genomic targets for the early detection of cancer. The detection of genetic alterations associated with cancer allows for the direct, early detection of cancer before the onset of symptoms.

  Colorectal Cancer

        Colorectal cancer is the most deadly cancer in the U.S. among non-smokers and the second most deadly cancer overall. Only lung cancer kills more people each year. The American Cancer Society estimates that in the U.S. there will be approximately 148,000 new cases and approximately 57,000 deaths in the year 2002 from colorectal cancer. Almost 50% of the patients with a new diagnosis of colorectal cancer will die within five years.

        Medical practitioners commonly classify colorectal cancer into four stages at the time of diagnosis as shown in the following table:

        Detection of pre-cancerous adenomas and cancer in its earliest stages increases the likelihood of survival and reduces the cost of treatment and care. As a result, the American Cancer Society and National Cancer Institute recommend that the 80 million Americans age 50 and above undergo regular colorectal cancer screening tests.

Our Solution

        Many non-invasive cancer screening methods are not effective early detection methods. For example, PSA for prostrate cancer screening, mammography for breast cancer and fecal occult blood testing (FOBT) for colorectal cancer find only indirect evidence of cancer and suffer from lack of sensitivity or specificity. As a result, mortality, morbidity and the cost of treatment of many cancers remain high. We have made significant scientific advances that we believe will allow for the direct early detection of several types of common cancers. Our primary business opportunity is to use our technologies to lower mortality, morbidity and the costs associated with these cancers by developing tests for early detection.

        The first application of our technologies is colorectal cancer screening. We believe medical practitioners will order tests using our technologies every one to three years to screen for the presence of colorectal cancer. Using our proprietary genomic technologies, a laboratory will isolate the human DNA shed into the stool from the colon. The laboratory will then use our technologies to identify mutations in the genome shed from abnormal cells associated with adenomas and colorectal cancer. When individuals test positive in these tests, the ordering physician should refer the patient referral for a colonoscopy follow-up or indicate other diagnostic testing. Through regular screening, we believe that tests using our technologies will enable the detection of colorectal cancer and adenomas earlier so that patients can be treated more effectively.

        We believe colorectal cancer screening tests using our technologies will become a widely-accepted and regularly-used screening tool as a result of the following features and benefits:

  •
  Earlier Detection. Early detection saves lives. We believe colorectal cancer screening tests using our technologies will detect Dukes' A and B cancers, as well as some pre-cancerous lesions. We believe that this will represent a marked improvement over current colorectal cancer screening methods.

  •
  Higher Sensitivity. Since the fall of 1998, we have conducted a series of blinded clinical studies at the Mayo Clinic and with other institutions using our colorectal cancer screening tests. In these clinical studies, the sensitivity of our tests for colorectal cancer substantially exceeded the sensitivity reported for FOBT and flexible sigmoidoscopy.

  •
  Higher Compliance. We designed our technologies to detect colorectal cancer from a single whole stool sample obtained non-invasively. Patients are not required to touch their stool, modify their diet or undergo bowel preparation. Moreover, we believe that, based on the results of our clinical studies and trials, we will be able to educate physicians about the potential for improving detection of colorectal cancer with our technologies. We also believe that this will lead to many primary care physicians including regular testing based on our technologies as a part of their periodic physical examinations of patients aged 50 and above who, upon learning of the benefits, will likely agree to such testing.

  •
  Cost-effective Prevention and Treatment. We believe that colorectal cancer screening tests using our technologies will detect early stage lesions more effectively than current screening methods. As a result of this early detection, medical practitioners will have the ability to treat early stage colorectal cancer and pre-cancerous lesions which is less expensive and more effective than treating late stage cancer.

  •
  Scalability. Screening 80 million Americans age 50 and above requires a process that is able to efficiently test a large population. Procedures such as flexible sigmoidoscopy and colonoscopy suffer problems of scalability because of the short supply of skilled clinicians. We believe tests using our technologies will enable mass screening on a regular basis.

Our Testing Process

        Diagnostic tests typically require sample collection and preparation procedures as well as detection methods. We have overcome significant technical challenges in the development of a three-step sample collection and preparation process and four detection methods that apply genomics to the early detection of colorectal cancer. We currently have 19 issued U.S. patents and 36 pending U.S. patent applications relating to our testing process.

        Specimen Collection and Transportation.    We have based our tests on collecting a single whole stool in an easy non-invasive manner. Samples can be forwarded directly to the laboratory performing the colorectal cancer-screening test by the patient.

        Representative Sampling.    In the past, DNA testing using stool samples lacked sensitivity. We believe that this was due to the non-uniform distribution of abnormal DNA in stool. We have invented proprietary methods to assure that the portion of stool that is processed at the laboratory is representative of the entire stool. Based upon our data to date, we believe these methods lead to increased sensitivity.

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

Our Proprietary Cancer Detection Methods

        Our technology platform consists of the proprietary cancer detection methods set forth in the table below. Each of these methods enables the early detection of cancer in a minute amount of altered DNA obtained from a sample that is composed of DNA largely from normal human cells.

Name	Role in Detection	Our Scientific Advance
Multiple Mutation Detection (MuMu)	• Each element of MuMu detects a single mutation of a cancer-related gene	• Sensitive and specific detection of single DNA mutations
Deletion Technology	• Detects short deletions and insertions in the Bat-26 region of a specific gene	• Distinguishes between deletions and insertions resulting from the testing itself, and those associated with mismatch-repair cancers
DNA Integrity Assay (DIA)	• Detects abnormally longer human DNA fragments associated with abnormality	• Proprietary marker associated with cancer that does not require knowledge of which specific genes cause cancer
Enumerated Loss of Heterozygosity (e-LOH)	• Enumerates ratio of paternal DNA as compared to maternal DNA at a given genomic site to identify chromosomal loss that is characteristic of many cancers	• Statistical method that applies a commonly used analytical technique to indicate a large portion of a chromosome is missing and does not require knowledge of which specific genes cause cancer

        Multiple Mutation.    Multiple Mutation, or MuMu, identifies DNA mutations at specific sites. We have currently selected 21 sites that are commonly mutated in the colorectal cancer-related genes Apc, p53 and K-ras. We have designed our proprietary MuMu method to allow simultaneous probing of different DNA sequences and to allow analysis even though only a small amount of DNA in the sample is derived from abnormal cells while the vast majority is derived from normal human cells or bacteria.

        Deletion Technology.    Deletion Technology detects short deletions and insertions in segments of DNA that are indications of defects in cellular mechanisms for DNA repair. Approximately 15% of sporadic colorectal cancers, referred to as mismatch-repair cancers, result from inactivation of the proteins that normally repair errors in DNA after DNA replication. We have developed a proprietary method for identifying this condition by detecting the presence of short deletions and insertions in a DNA segment known as Bat-26. This altered gene segment appears in virtually all colorectal cancers resulting from defects in the mismatch repair mechanism.

        DNA Integrity Assay.    DNA recovered from the stool of many cancer patients contains a small but detectable population of DNA that is longer than DNA recovered from individuals who are normal and have never had cancer or an adenoma. Use of this proprietary detection method does not require knowledge of which genes cause cancer. In addition to its utility for our colorectal cancer tests, we believe that this discovery may lead us to the development of a marker for other cancers, including lung, pancreatic, gall bladder and bile duct cancers.

        Enumerated Loss of Heterozygosity.    In normal cells, the quantity of DNA inherited from each parent is generally equal. This is not true for cells from many different types of cancers, including virtually all non-mismatch repair colorectal cancers. This condition, which is an imbalance of maternal and paternal chromosomal fragments, is called loss of heterozygosity, or LOH. Prior to our development efforts, we believe that scientists were unable to detect LOH in stool samples. We have developed proprietary methods for detecting LOH in a highly heterogeneous DNA sample such as stool by enumerating the ratio of fragments of DNA that are inherited from each parent at defined locations in the genome. We call this detection method e-LOH. Use of this detection method does not require knowledge of which genes cause cancer. We believe that our novel e-LOH detection method may be broadly applicable to early cancer detection using a variety of bodily fluids as the sample source.

Sales and Marketing

        We are building our organization and programs to support our commercialization strategy—applying our proprietary technologies to the early detection of colorectal cancer initially and then extending our technologies to several other types of cancers. We believe that opinion leaders in genomics, gastroenterology and primary care are key to establishing tests using our technologies as a standard of care for colorectal cancer screening. We have worked closely with leading researchers at academic institutions, including the Mayo Clinic and Johns Hopkins University, since our inception, to evaluate our technologies and our colorectal cancer screening tests, and to gain support for our clinical studies. We have recently entered into a Clinical Trial Agreement with the Mayo Clinic in which our genomics-based colorectal cancer technology will be the subject of an independent study by the Mayo Clinic for which the Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. Dr. David Ahlquist, a member of our scientific advisory board and a director of the Colorectal Neoplasia Clinic at Mayo, is the principal investigator of this clinical trial and has assisted us in our clinical trials and the use of our technologies in the detection of colorectal cancer. We participate in conferences and scientific meetings. The journal Gastroenterologypublished our first full-length peer-reviewed article in November 2000. We believe our continuing efforts will make our products and services attractive to third-party payors, medical practitioners and patients.

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

        We intend to commercialize our products and services through a staged market entry. Initially, we intend to offer colorectal cancer screening services ourselves to establish the market. We then intend to license our proprietary technologies to leading clinical reference laboratories to enable them to develop their own tests. We may also package our technologies and seek approval for diagnostic test kits with which any clinical laboratory could conduct tests using our technologies.

        In support of our staged market entry strategy, we plan to execute a multi-channel sales approach. Initially, we intend to create our own dedicated business development team made up of senior members of our organization, including a strategic sales team, whose efforts will focus on securing adequate reimbursement for our products and services and also will educate senior staff of the Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration), large managed care organizations, insurance companies, large employers and large physician groups about the cost effectiveness of using our products and services. In parallel with this effort, we intend to enter into business relationships with leading clinical reference laboratories that will market their own tests utilizing our technologies through their dedicated sales forces. In addition, we may enter into business relationships with distributors of other medical products to distribute our products and services.

        We believe that our business relationships with leading clinical reference laboratories will support the strategies of these laboratories to expand their molecular diagnostic businesses. We established our first relationship with Laboratory Corporation of America Holdings (LabCorp) in July 2001. Under this agreement we granted LabCorp a license to certain of our proprietary genomics-based technologies for use in connection with clinical research, clinical trials testing and the performance of commercial diagnostic services which relate to the detection of colorectal cancer. LabCorp will offer testing services based on these technologies for the detection of colorectal cancer. We received an upfront payment from LabCorp at the execution of this agreement and will receive licensing fees in the future based on the number of tests that LabCorp performs using our technologies.

        We believe that tests utilizing our technologies will be attractive to clinical reference laboratories because such tests:

  •
  enable laboratories to perform higher volumes of testing with their existing infrastructure;

  •
  enable the laboratories to differentiate themselves technologically; and

  •
  offer potentially higher gross margins than other non-genomics based tests.

        While we have executed a strategic alliance agreement with LabCorp, we have limited experience in establishing these business relationships and there can be no assurance that we will enter into additional agreements with other leading clinical reference laboratories on favorable terms, if at all.

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

        The results of these three blinded clinical studies are set forth in the table below:

Study	Completion Date	Number of Patients	Sample Type	Sensitivity	Specificity
Mayo Clinic I Pilot Study	November 1999	61	Frozen partial stool	91%	95-100%
Mayo Clinic II Study	April 2000	129	Frozen partial stool	67-72%	95%
Mayo Clinic III Study	June 2000	29	Fresh whole stool	78%	100%

        We initiated a blinded multi-center clinical trial in the third quarter of 2001 that is expected to include an estimated 5,000 patients age 50 and older with average-risk profiles from at least 40 academic and community-based practices. The goal of this clinical trial will be to provide additional validation of the sensitivity and specificity of our tests for colorectal cancer in average-risk individuals. We are conducting this clinical trial in accordance with the applicable guidelines of the United States Food and Drug Administration, or FDA, so that the results may be used in any application that we may make to the FDA.

        In October 2001, we signed a Clinical Trial Agreement with the Mayo Clinic in which our genomics-based colorectal cancer technology will be the subject of an independent study by Mayo Clinic for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. This three-year study will involve approximately 4,000 patients at average risk for developing colorectal cancer, and will compare the results of our non-invasive, genomics-based screening technology with those of FOBT, a common first-line colorectal cancer screening option.

  Adenomas

        While most adenomas do not progress to cancer in a patient's lifetime, those that do are more likely to have villous features characterized by an irregular surface and associated with more rapid growth. In the Mayo Clinic II study, there were 24 patients with adenomas greater than one centimeter. The sensitivity of our screening tests in detecting these adenomas with villous features was 56%. The sensitivity results for villous adenomas are much better than those obtained with FOBT and are comparable to those obtained by flexible sigmoidoscopy. We believe that by detecting adenomas more likely to progress to cancer during a patient's lifetime through a non-invasive screening procedure we will provide additional medical value for our technologies. We intend to test for adenomas in our planned 5,000-patient clinical trial.

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

        Most importantly, the Federal Balanced Budget Act of 1997 allows new technologies to be included as colorectal cancer screening tests by action of the Secretary of Health and Human Services without the need for additional Congressional action. In the spring of 1999, we met with senior staff members of the Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration) to apprise them of our progress and to determine the steps we would need to take prior to a reimbursement determination. Following that meeting, we successfully petitioned the Centers for Medicare and Medicaid Services staff to cover all medical expenses of a patient participating in our clinical studies who tests positive for colorectal cancer, which we believe was a departure from the Centers for Medicare and Medicaid Services' policy of not reimbursing for these costs at the time.

        In addition, we have met with several members of Congressional staffs and national organizations with an interest in colorectal cancer. In October 1999, we testified before the Subcommittee on Health of the House Ways and Means Committee in support of the Eliminate Colorectal Cancer Act of 1999, sponsored by Senators Edward Kennedy and Jesse Helms. The Eliminate Colorectal Cancer Act of 1999 requires private insurers to cover colorectal cancer screening tests deemed appropriate by physicians and patients to the same extent as the Federal Balanced Budget Act of 1997 covers for Medicare. In addition, we have worked with the Black Caucus and the Black Caucus Health Brain Trust.

        We are also meeting with senior executives, medical directors and chiefs of service in gastroenterology and primary care at managed care organizations, insurance companies, large employers and large physician groups. These individuals will play a key role in the reimbursement determination for tests using our technologies.

        We believe that colorectal cancer screening tests based on our technologies will add a lifesaving, cost-effective alternative to currently available colorectal cancer screening methods. Reimbursement for FOBT tests ranges from $5 to $30, but FOBT is most effective in detecting later stage cancers where survival rates are low and treatment costs are high. Reimbursement for flexible sigmoidoscopy ranges from $280 to $500, but flexible sigmoidoscopy at best can directly detect no more than half of all colorectal cancers and adenomas. Medicare currently reimburses for colonoscopy for cancer screening once every 10 years in average risk individuals. We believe that the cost of this procedure ranges from $700 to $2,000, and while colonoscopy is sensitive, the use of colonoscopy as a screening test has been limited.

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

        Process Development.    We have undertaken a multi-year effort to automate our testing process and reduce the cost of processing stool samples. Our objectives include eliminating many of the manual steps, reducing the use of expensive reagents and increasing screening throughput. This effort is important so that we will be able to offer our products and services at commercially reasonable prices in our own laboratory and with leading clinical reference laboratories.

        Extensions to Other Cancers.    Our proprietary DIA detection method uses a marker that may be broadly applicable to the detection of cancers other than colorectal cancer. In the course of our blinded clinical studies at the Mayo Clinic, we tested 50 stool samples from patients diagnosed with aero-digestive cancers at sites other than the colon, such as cancer in the lung, pancreas, esophagus, stomach and duodenum, gall bladder and bile ducts. The results are shown in the table below:

Location of Cancer	Number Detected/ Number with Cancer	Percent Detected
Lung, non-adenocarcinoma	7/8	88%
Lung, adenocarcinoma	3/13	23%
Pancreas	10/11	91%
Esophagus	3/7	43%
Stomach/Duodenum	1/5	20%
Gall Bladder/Bile Ducts	6/6	100%

        Combined, these cancers kill more people than colorectal cancer. Data will be collected on these aero-digestive cancers in the approximately 4,000 patient clinical trial with the Mayo Clinic. If the results are promising, we intend to develop methods and technologies to detect these cancers.

        Adenomas.    While our research focus has been the detection of cancer, we intend to conduct research on improved methods for adenoma detection as well, particularly those adenomas with villous features. As part of this effort, we have invented a new method for scanning regions of DNA at which mutations associated with adenoma development are often found.

        New Technology Platform.    We are also conducting research on new technologies that may enable us to develop new instrumentation and methods for life sciences research. If successful, we believe this technology may be used in both clinical and research laboratories for detecting abnormalities in DNA, identifying single nucleotide polymorphisms in populations of individuals and for high throughput screening in the pharmaceutical industry.

Government Regulation

        We are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution.

        Initially, we intend to offer colorectal cancer screening services, as an in-house developed test performed in our own laboratories. We then intend to license our intellectual property to leading clinical reference laboratories to enable them to perform their own colorectal cancer screening services, using their own test methods, equipment and additional reagents. We may also package our technologies in the form of diagnostic test kits with which clinical laboratories could conduct colorectal cancer screening tests.

        Generally, medical devices, a category that includes our products, require FDA pre-market approval or clearance before they may be marketed and placed into commercial distribution. The FDA has not, however, actively regulated in-house laboratory tests that have been developed and validated by the laboratory providing the tests. Additionally, pre-market clearance or approval is not currently required for this category of products. The FDA does regulate the sale of certain reagents, including our reagents, used in laboratory tests. The FDA refers to the reagents used in these tests as analyte specific reagents. Analyte specific reagents react with a biological substance including those intended to identify a specific DNA sequence or protein. They generally do not require FDA pre-market approval or clearance if they are used in in-house laboratories or are sold to clinical laboratories certified by the government to perform high complexity testing and are labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. A similar statement would also be required on all advertising and promotional materials relating to analyte specific reagents such as ours. Laboratories also are subject to restrictions on the labeling and marketing of tests that have been developed using analyte specific reagents. The analyte specific reagent regulatory category is relatively new and its regulatory boundaries are not well defined. We believe that our in-house testing and any analyte specific reagents that we intend to sell to leading clinical reference laboratories currently do not require FDA approval or clearance. We cannot be sure, however, that the FDA will not change its policy in a manner that would result in our test, or one or more of our reagents, to require pre-market approval or clearance. In addition, we cannot be sure that the FDA will not change its position in ways that could negatively affect our operations either through regulation or new enforcement initiatives.

        Any diagnostic test kits that we may sell would require FDA approval or clearance before they could be marketed. There are two review procedures by which a product may receive such approval or clearance. Some products may qualify for clearance under a pre-market notification, or 510(k) procedure, in which the manufacturer provides to the FDA a pre-market notification that it intends to begin marketing the product, and demonstrates to the FDA's satisfaction that the product is substantially equivalent to a legally marketed product. Clearance of a 510(k) means that the product has the equivalent intended use, is as safe and effective as, and does not raise significant questions of safety and effectiveness than a legally marketed device. A 510(k) submission for an in vitro diagnostic device generally must include labeling information, performance data, and in some cases, it must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter determining the product to be substantially equivalent.

        If a medical device does not qualify for the 510(k) procedure, the FDA must approve a pre-market approval application, or PMA, before marketing can begin. PMA applications must demonstrate, among other matters, that the medical device is safe and effective. A PMA application is typically a more complex submission then a 510(k) submission, resulting in longer review and approval timeframes and usually includes the results of pre-clinical and extensive clinical studies and detailed information on the product and manufacturing. Before the FDA will approve a PMA, the manufacturer must pass an inspection of its compliance with the requirements of the FDA's quality system regulations.

        We believe our products sold in diagnostic test kit form would likely require PMA approval. The PMA process is lengthy and costly, and we cannot be sure that the FDA will approve PMAs for our products in a timely fashion, or at all. FDA requests for additional studies during the review period are not uncommon, and can significantly delay approvals. Even if we were able to gain approval of a product for one indication, changes to the product, its indication, or its labeling would be likely to require additional approvals.

        Physicians who order colorectal cancer screening tests based on our technologies will need to provide patients a specimen container to collect stool. Specimen transport and storage containers are also medical devices regulated by the FDA although they generally have been exempted by regulation from the FDA's pre-market clearance or approval requirement. We believe that our specimen container falls within the exemption, but we cannot be sure that the FDA will not assert that our container is not exempt and seek to impose a pre-market clearance or approval requirement.

        Regardless of whether a medical device requires FDA approval or clearance, a number of other FDA requirements apply to its manufacturer and to those who distribute it. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events, correction and removals must be reported to the FDA. The FDA also regulates the product labeling, promotion, and in some cases, advertising, of medical devices. Manufacturers must comply with the FDA's quality system regulation which establishes extensive requirements for design, quality control and manufacturing. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

        We are also subject to U.S. and state laws and regulations regarding the operation of clinical laboratories. The federal Clinical Laboratory Improvement Amendments of 1988 (CLIA) and laws of certain other states, impose certification requirements for clinical laboratories, and establish standards for quality assurance and quality control, among other things. Clinical laboratories are subject to inspection by regulators, and the possible sanctions for failing to comply with applicable requirements. Sanctions available under CLIA include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil money penalties. If we fail to meet the requirements of CLIA or state law, it could cause us to incur significant expense.

Intellectual Property

        In order to protect our proprietary technologies, we rely on combinations of patent, trademark, copyright, and trade secret protection, as well as confidentiality agreements with employees, consultants, and third parties.

        We have pursued an aggressive patent strategy designed to maximize our patent position with respect to third parties. Generally, we have filed patents and patent applications that cover the methods we have designed to detect colorectal cancer as well as other cancers, including lung, pancreas, gall bladder and bile duct cancers. We have also filed patent applications covering the preparation of stool samples and the extraction of DNA from heterogeneous stool samples. As part of our strategy, we seek patent coverage in the United States and in foreign countries on aspects of our technologies that we believe will be significant and that provide barriers to entry for our competition. In November 2001, we purchased intellectual property of MT Technologies (formerly known as Mosaic Technologies, Inc.) relating to its Hybrigel technology which consisted of 4 issued patents and 40 pending patent applications. The purchase price for the assets included $1.3 million in cash and warrants to purchase an aggregate of 40,000 shares of our common stock, exercisable over three years, at an exercise price of $7.33 per share.

        As of December 31, 2001, including those patents purchased from MT Technologies, we had 19 patents issued and 36 pending patent applications in the United States and, in foreign jurisdictions, 5 patents issued and 92 pending applications. Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. We intend to continue to file patent applications covering newly-developed products or technologies.

        Each of our patents has a term of 20 years from its respective priority filing dates. Consequently, our first patents are set to expire in 2016. We have filed terminal disclaimers in certain later-filed patents, which means that such later-filed patents will expire earlier than the twentieth anniversary of their priority filing dates.

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

        We and a third-party institution have filed a joint patent application that will be co-owned by us and the third-party institution relating to the use of various DNA markers, including the DNA Integrity Assay, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada.

        We license on a non-exclusive basis the polymerase chain reaction (PCR) technology from Roche Molecular Systems, Inc. This license relates to a gene amplification process used in almost all genetic testing, and the patent that we utilize expires in mid-2004. In exchange for the license, we have agreed to pay Roche a royalty based on net revenues we receive from tests using our technologies. Roche may terminate this license upon notice if we fail to pay royalties, fail to submit reports or breach a material term of the license agreement.

        We license on a non-exclusive basis technology for performing a step in our testing methods from Genzyme Corporation, the exclusive licensee of patents owned by Johns Hopkins University and of which Dr. Vogelstein is an inventor. This license relates to the use of the Apc and p53genes and methodologies related thereto in connection with our products and services and lasts through 2013, the life of the patent term of the last-licensed Genzyme patent. In exchange for the license, we have agreed to pay Genzyme a royalty based on net revenues we receive from performing our tests and the sale of diagnostic test kits, as well as certain milestone payments and maintenance fees. In addition, we must use reasonable efforts to make products and services based on these patents available to the public. Genzyme may terminate this license upon notice if we fail to pay milestone payments and royalties, achieve a stated level of sales or submit reports. In addition, if we fail to request FDA clearance for a diagnostic test as required by the agreement, Genzyme may terminate the license.

Competition

        To our knowledge, none of the large genomics or diagnostics companies is developing tests to conduct stool-based DNA testing. However, companies may be working on such tests that have not yet been announced. In addition, other companies may succeed in developing or improving technologies and marketing products and services that are more effective or commercially attractive than ours. Some of these companies may be larger than we are and can commit significantly greater financial and other resources to all aspects of their business, including research and development, marketing, sales and distribution.

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

        In addition, our competitors, including Bayer Corporation, diaDexus, Inc., Matritech, Inc., and Millennium Predictive Medicine, Inc., are developing serum-based tests, an alternative cancer-screening approach that is based on detection of proteins or nucleic acids that are produced by colon cancers and may be found circulating in blood. We believe serum-based testing is not able to detect disease at the earliest stages of cancer at levels of sensitivity and specificity comparable to that of stool-based testing.

        We believe the principal competitive factors in the cancer screening market include:

  •
  improved sensitivity;

  •
  non-invasiveness;

  •
  acceptance by the medical community and primary care medical practitioners;

  •
  adequate reimbursement from Medicare and other third-party payors;

  •
  cost-effectiveness; and

  •
  patent protection.

Employees

        As of December 31, 2001, we had sixty-eight employees, eight of whom have PhDs. Forty-six persons are engaged in research and development, five persons in sales and marketing and seventeen persons in general and administration. None of our employees is represented by a labor union. We consider our relationship with our employees to be good.

Item 2. Properties

        We lease approximately 20,000 square feet of space in our headquarters located in Maynard, Massachusetts under various leases which expire on June 30, 2003 and November 30, 2003. We have an option to extend the lease for an additional three-year term and have a right of first refusal on approximately 9,000 square feet of space as it becomes available in the building. We believe that this facility is adequate to meet our current and foreseeable requirements and that suitable additional or substitute space will be available on commercially reasonable terms if needed.

Item 3. Legal Proceedings

        From time to time we are a party to various legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock has been listed for trading on the Nasdaq National Market under the symbol "EXAS" since the effective date of our initial public offering on January 30, 2001. Prior to that time, there was no public market for our common stock. On March 22, 2002, the last reported price of our common stock on the Nasdaq National Market was $10.12 per share. Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common stockholders of record on March 22, 2002 was approximately 200, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners. The high and low common stock prices per share subsequent to our initial public offering on January 2001 were as follows:

Fiscal 2001 Quarter Ended:	High	Low
March 31,	$15.38	$7.50
June 30,	$14.15	$5.30
September 30,	$15.57	$7.75
December 31,	$11.75	$6.75

        We have not paid any cash dividends on our common stock and we currently intend to retain any future earnings for use in our business. Accordingly, we do not anticipate that any cash dividends will be declared or paid on the common stock in the foreseeable future.

Recent Sales of Unregistered Securities

        In November 2001, we issued two warrants to purchase an aggregate of 40,000 shares of common stock at an exercise price of $7.33 per share to two investors. These warrants were issued in connection with the purchase of intellectual property of MT Technologies relating to its Hybrigel technology.

        No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. All of the foregoing securities are deemed restricted securities for the purposes of the Securities Act.

Use of Proceeds from Registered Securities

        We sold 4,000,000 shares of common stock, $.01 par value per share, pursuant to our final U.S. prospectus and our final international prospectus, dated January 30, 2001. These prospectuses were contained in our Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC File No. 333-48812) on January 30, 2001. All shares covered by the Registration Statement were sold. The initial public offering closed on February 5, 2001. Our net proceeds from the offering were approximately $50.6 million after deducting underwriting discounts and commissions and offering expenses. None of the net proceeds from the initial public offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of our equity securities, or our affiliates. We currently expect to use the net proceeds from the offering to fund clinical studies and trials, other research and development, working capital and other general corporate purposes. As of December 31, 2001, we had not used any of the proceeds of this offering which are invested primarily in all highly liquid investments with maturities of 90 days or less at the time of acquisition.

Item 6. Selected Financial Data

        The selected historical financial data set forth below as of December 31, 2000 and 2001 and for the years ended December 31, 1999, 2000 and 2001, are derived from our financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 1997, 1998 and 1999 and for the years ended December 31, 1997 and 1998 are derived from our financial statements, which have been audited by Arthur Andersen LLP, independent public accountants and which are not included elsewhere in this Form 10-K.

        The selected historical financial data should be read in conjunction with, and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and notes thereto and the report of independent public accountants included elsewhere in this Form 10-K.

	1997	1998	1999	2000	2001
	(Dollars in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$—	$—	$—	$—	$51
Research and development	1,222	2,849	3,689	5,332	13,335
Selling, general and administrative	814	1,170	1,560	4,814	9,078
Stock-based compensation (1)	1	2	14	3,184	3,788

Loss from operations	(2,037)	(4,021)	(5,263)	(13,330)	(26,150)
Interest income	154	443	299	1,447	2,665

Net loss	$(1,883)	$(3,578)	$(4,964)	$(11,883)	$(23,485)

Net loss per common share:
Basic and diluted (2)	$(10.70)	$(6.08)	$(5.32)	$(8.13)	$(1.42)

Weighted average common shares outstanding:
Basic and diluted	175,953	588,143	932,593	1,461,726	16,487,499

Balance Sheet Data:
Cash and cash equivalents	$1,792	$8,826	$3,553	$26,470	$56,843
Total assets	2,417	9,708	4,754	29,059	63,100
Stockholders' equity	2,305	9,298	4,410	27,700	58,967

(1)
The following summarizes the departmental allocation of stock-based compensation:

	1997	1998	1999	2000	2001
Research and development	$1	$2	$9	$810	$898
General and administrative	—	—	5	2,374	2,890

Total	$1	$2	$14	$3,184	$3,788

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

  •
  raising capital.

        Initially, we intend to offer colorectal cancer screening services ourselves to establish the market. We then intend to license our proprietary technologies to leading clinical reference laboratories to enable them to develop tests. We may also package our technologies and seek approval for diagnostic test kits with which any clinical laboratory could conduct our tests.

        We have generated no material operating revenues since our inception, and do not expect any material operating revenues for the foreseeable future. As of December 31, 2001, we had an accumulated deficit of approximately $46.6 million. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives.

        Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies. We expect that the cost of our research and development activities will increase substantially as we continue activities relating to the development of our colorectal cancer screening tests and the extension of our technologies to several other forms of common cancers and pre-cancerous lesions. We are currently conducting a clinical trial that will include an estimated 5,000 average-risk patients from at least 40 academic and community-based practices, the costs of which will be borne by us, together with other smaller clinical studies.

        Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect general and administrative expenses to increase as we hire additional personnel and build our infrastructure to support future growth.

        Stock-based compensation expense, a non-cash expense, represents the difference between the exercise price and fair value of common stock on the date of grant. The stock compensation is being amortized over the vesting period of the applicable options, which is generally 60 months. Currently, we expect to recognize stock-based compensation expense related to employee, consultant and director options of approximately $2.1 million, $1.3 million, $600,000 and $200,000 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

Significant Accounting Policies

        Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

        Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. As we are a development stage company, the areas that require the greatest degree of management judgment is the assessment of the recoverability of long lived assets, primarily intellectual property, and the realization, if any, of our net deferred tax assets.

        We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the years presented.

Results of Operations

  Comparison of the years ended December 31, 2001 and 2000

        Revenue.    Revenue was $51,000 for the year ended December 31, 2001. This revenue is primarily composed of amortization of up-front technology license fees associated with an agreement signed in July 2001 with Laboratory Corporation of America Holdings, Inc. that is being amortized on a straight-line basis over the license period.

        Research and development expenses.    Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $13.3 million for the year ended December 31, 2001 from $5.3 million for the year ended December 31, 2000. This increase was primarily attributable with the initiation of our blinded multi-center clinical trial and included increases of $1.1 million in personnel-related expenses, $808,000 in professional fees and expenses, $821,000 in laboratory expenses, $4.5 million in trials and studies expenses and $642,000 related to the leasing of additional laboratory space.

        Selling, general and administrative expenses.    Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $9.1 million for the year ended December 31, 2001 from $4.8 million for the year ended December 31, 2000. This increase was attributable primarily to additional personnel hired to build our infrastructure and the initiation of other corporate and marketing programs to support future growth and included increases of $1.8 million in personnel-related expenses, $1.9 million in professional fees and expenses, $81,000 in travel-related expenses and $503,000 related to the leasing of additional office space and related office expenses.

        Stock-based compensation.    Stock-based compensation, a non-cash expense, increased to $3.8 million for the year ended December 31, 2001, of which $898,000 related to research and development personnel and $2.9 million related to general and administrative personnel. Stock-based compensation was $3.2 million for the year ended December 31, 2000, of which $810,000 related to research and development personnel and $2.4 million related to general and administrative personnel.

        Interest income.    Interest income increased to $2.7 million for the year ended December 31, 2001 from $1.4 million for the year ended December 31, 2000. This increase was primarily due to an increase in our cash and cash equivalents balances resulting from the issuance of common stock in February 2001.

  Comparison of the years ended December 31, 2000 and 1999

        Research and development expenses.    Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $5.3 million for the year ended December 31, 2000 from $3.7 million for the year ended December 31, 1999. This increase was attributable primarily to an increase of $285,000 in personnel-related expenses, an increase of $168,000 in professional fees and expenses, an increase of $505,000 in laboratory expenses, an increase of $579,000 in trials and studies expenses and an additional $63,000 related to the leasing of additional laboratory space.

        Selling, general and administrative expenses.    Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $4.8 million for the year ended December 31, 2000 from $1.6 million for the year ended December 31, 1999. This increase was attributable primarily to an increase of $1.2 million in personnel-related expenses, an increase of $1.8 million in professional fees and expenses, an increase of $114,000 in travel-related expenses and an additional $47,000 related to the leasing of additional office space.

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

Quarterly Results of Operations

        The following table sets forth unaudited quarterly statement of operations data for each the eight quarters ended December 31, 2001. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and the notes to the financial statements appearing elsewhere in this Form 10-K.

	Quarter ended
	March 31,	June 30,	September 30,	December 31,	Year
2001
Revenue	$—	$—	$13	$38	$51
Research and development	2,543	2,849	3,535	4,408	13,335
Selling, general and administrative	2,583	2,607	1,965	1,923	9,078
Stock-based compensation	1,052	1,055	865	816	3,788

Loss from operations	(6,178)	(6,511)	(6,352)	(7,109)	(26,150)
Interest income	778	800	623	464	2,665

Net loss	$(5,400)	$(5,711)	$(5,729)	$(6,645)	(23,485)

Net loss per common share — basic and diluted (1)	$(0.44)	$(0.32)	$(0.32)	$(0.37)	$(1.42)

Weighted average common shares outstanding:
Basic and diluted	12,190,643	17,817,844	17,886,920	18,054,587	16,487,499

2000
Research and development	$1,154	$1,145	$1,516	$1,517	$5,332
Selling, general and administrative	483	824	1,135	2,372	4,814
Stock-based compensation	242	505	772	1,665	3,184

Loss from operations	(1,879)	(2,474)	(3,423)	(5,554)	(13,330)
Interest income	41	451	500	455	1,447

Net loss	$(1,838)	$(2,023)	$(2,923)	$(5,099)	$(11,883)

Net loss per common share — basic and diluted (1)	$(1.54)	$(1.41)	$(1.91)	$(3.03)	$(8.13)

Weighted average common shares outstanding:
Basic and diluted	1,194,025	1,434,267	1,534,010	1,684,602	1,461,726

(1)
Computed as described in Note 2 to the financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

        We have financed our operations since inception primarily through private sales of preferred stock, as well as the completion of an initial public offering of our common stock in January 2001. As of December 31, 2001, we had approximately $56.8 million in cash and cash equivalents.

        Net cash used in operating activities was $15.8 million for the year ended December 31, 2001, $8.0 million in 2000 and $4.6 million in 1999. This increase was primarily due to our increase in operating losses resulting from higher spending in research and development expenses as the Company commenced its blinded multi-center clinical trial. In addition, selling, general and administrative expenses increased as we built our infrastructure and initiated certain corporate and marketing programs to support future growth.

        Net cash used in investing activities was $4.6 million for the year ended December 31, 2001, $1.1 million in 2000 and $722,000 in 1999. For each of these periods, cash used in investing activities reflected increased investment in our intellectual property portfolio and the expansion of our laboratory and office space. Patent costs, which historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are approved over an estimated useful life of five years.

        Net cash provided by financing activities was $50.8 million for the year ended December 31, 2001, $32.0 million in 2000 and $57,000 in 1999. Cash provided by financing for the years ended December 31, 2001 resulted from the sale of our common stock from our initial public offering in 2001 and the sale of preferred stock in 1999 and 2000, respectively.

        We expect that cash on hand at December 31, 2001 will be sufficient to fund our operations through at least 2003. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, and launching our marketing efforts. Our future capital requirements will depend on many factors, including the following:

  •
  the success of our clinical studies;

  •
  the scope of and progress made in our research and development activities; and

  •
  the successful commercialization of colorectal cancer screening tests based on our technologies.

Net Operating Loss Carryforwards

        As of December 31, 2001, we had net operating loss carryforwards of approximately $37 million and research and development tax credit carryforwards of approximately $943,000. The net operating loss and tax credit carryforwards will expire at various dates through 2021, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation's utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred.

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

        We are a development stage company and have incurred losses since we were formed. From our date of inception on February 10, 1995 through December 31, 2001, we have accumulated a total deficit of approximately $46.6 million. Since our colorectal cancer screening tests are still in development, we do not expect to have any material revenue from the sale of our products and services until the second half of 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing high research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

If our clinical studies do not prove the superiority of our technologies, we may never sell our products and services.

        In the third quarter of 2001, we initiated a blinded multi-center clinical study that will include approximately 5,000 patients with average-risk profiles. In October 2001, we also signed a Clinical Trial Agreement with the Mayo Clinic in which our genomics-based colorectal cancer technology will be the subject of an independent study by Mayo Clinic for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. This three-year study will involve approximately 4,000 patients at average risk for developing colorectal cancer, and compare the results of our non-invasive, genomics-based screening technology with those of the fecal occult blood test, a common first-line colorectal cancer screening option. The results of these clinical studies may not show that tests using our technologies are superior to existing screening methods. In that event, we will have to devote significant financial and other resources to further research and development. In addition, we may experience delays in the commercialization of tests using our technologies or commercialization may never occur. Our earlier clinical studies were small and included samples from high-risk patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our planned clinical study, which will include substantially more samples and average-risk patients.

We may be unable to recruit a sufficient number of patients for our planned average-risk clinical study.

        We initiated a blinded multi-center clinical study of approximately 5,000 average-risk patients in the third quarter of 2001. If we are unable to enroll the required number of average risk patients, we will be unable to validate the superiority of our technologies, which would make it difficult to sell our products and services. Despite the availability of colorectal cancer screening methods today, most Americans who are recommended for colorectal cancer screening do not get screened. Participants in our clinical study will only have an average risk of developing colorectal cancer, yet will have to undergo a colonoscopy. This procedure requires sedation and causes patient discomfort. We cannot guarantee that we will be able to recruit patients on a timely basis, if at all.

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

        Reimbursement by Medicare will require approval by the Secretary of Health and Human Services, or HHS. The Federal Balanced Budget Act of 1997 provides for reimbursement of new technologies such as ours, but only with action of the Secretary of HHS. We cannot guarantee that the Secretary of HHS will act to approve tests based on our technologies on a timely basis, or at all. In addition, the assignment of a current procedural terminology code facilitates Medicare reimbursement. The process to obtain this code is lengthy and we cannot guarantee that we will receive a current procedural terminology code on a timely basis, or at all.

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

        A key step in our strategy is to license our proprietary technologies to leading clinical reference laboratories that will perform colorectal cancer screening tests. While we have executed a strategic alliance agreement with Laboratory Corporation of America Holdings, we have limited experience in establishing these business relationships. If we are unable to establish additional business relationships with leading clinical reference laboratories, we may have limited ability to generate significant revenue.

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

        We have established relationships with leading scientists, including members of our scientific advisory board, and research institutions, such as the Mayo Clinic, that we believe are key to establishing tests using our technologies as a standard of care for colorectal cancer screening. We have consulting agreements with all but one member of our scientific advisory board, each of which may be terminated by us or the scientific advisory board member with 30 or 60 days notice. Our existing collaboration agreement with the Mayo Clinic expired on December 31, 2001. If any of our collaborators determine that colorectal cancer screening tests using our technologies are not superior to available colorectal cancer screening tests or that alternative technologies would be more effective in the early detection of colorectal cancer, we would encounter difficulty establishing tests using our technologies as a standard of care for colorectal cancer screening, which would limit our revenue growth and profitability.

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

        The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate specific reagents, such as ours, that react with a biological substance including those designed to identify a specific DNA sequence or protein. Its regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, are exempt from the FDA's pre-market review requirements. If the FDA were to decide to regulate in-house developed laboratory tests or decide to require pre-market approval or clearance of any analyte specific reagents, the commercialization of our products and services could be delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant it could result in regulatory warning, an imposition penalties or other enforcement actions. Similarly, if the FDA were to determine that our specimen container requires pre-market approval or clearance, the sale of our products and services could be delayed, halted or prevented and the FDA could impose penalties on us or seek other enforcement action. Finally, our analyte specific reagents will be subject to a number of FDA requirements, including a requirement to comply with the FDA's quality system regulation which establishes extensive regulations for quality control and manufacturing procedures. Failure to comply with these regulations could subject us to enforcement action. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

        The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, and has attracted competitors, some of which have significantly greater resources than we have.

        Currently, we face competition from alternative procedures-based detection technologies such as flexible sigmoidoscopy and colonoscopy, as well as traditional screening tests such as the fecal occult blood test. Other entities are developing new colorectal screening methods such as virtual colonoscopy, an experimental procedure being developed at research institutions in which a radiologist views the inside of the colon through a scanner. In addition, competitors, including Bayer Corporation, diaDexus, Inc., Matritech, Inc. and Millennium Predictive Medicine, Inc., are developing serum-based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and business relationships.

The loss of key members of our senior management team could adversely affect our business.

        Our success depends largely on the skills, experience and performance of key members of our senior management team; Don M. Hardison, our President and Chief Executive Officer, John A. McCarthy, Jr., our Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, and Anthony P. Shuber, our Senior Vice President and Chief Technology Officer. Anthony P. Shuber, together with Stanley N. Lapidus, our Chairman, have been critical to the development of our technologies and business. Mr. Hardison, who joined us in May 2000, and Mr. McCarthy, who joined us in October 2000, are key additions to our management team and will be critical to directing and managing our growth and development in the future. We have no employment agreements with any of Messrs. Lapidus, Hardison, McCarthy or Shuber, however, each has signed a non-disclosure and assignment of intellectual property agreement and non-compete agreement. We also have a severance agreement with each of Messrs. Lapidus, Hardison, McCarthy and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and our testing process and as we attempt to transition from a development company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

        As of December 31, 2001, we had 19 issued patents and 36 pending patent applications in the United States. We also had 5 issued foreign patents and 92 pending foreign patent applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

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

        Third parties may assert infringement or other intellectual property claims against our licensors or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. We currently have 19 issued U.S. patents and 36 pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

        We license certain technologies from Roche Molecular Systems, Inc. and Genzyme Corporation that are key to our technologies. The Roche license for the polymerase chain reaction (PCR) technology, which relates to a gene amplification process used in almost all genetic testing, is a non-exclusive license through 2004, the date on which the patent that we utilize expires. Roche may terminate the license upon notice if we fail to pay royalties, submit certain reports or breach any other material term of the license agreement. The Genzyme license is a non-exclusive license to use the Apc and p53 genes and methodologies relating to the genes in connection with our products and services through 2013, the date on which the term of the patent that we utilize expires. Genzyme may terminate the license upon notice if we fail to pay milestone payments and royalties, achieve a certain level of sales, or submit certain reports. In addition, if we fail to use reasonable efforts to make products and services based on these patents available to the public or fail to request FDA clearance for a diagnostic test kit as required by the agreement, Genzyme may terminate the license. If either Roche or Genzyme were to terminate the licenses, we would incur significant delays and expense to change a portion of our testing methods and we cannot guarantee that we would be able to change our testing methods without affecting the sensitivity of our tests.

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

        As of March 22, 2002, our executive officers, directors and principal stockholders and their affiliates together control approximately 37.9% of our outstanding common stock, without giving effect to the exercise of outstanding options under our stock plans. As a result, these stockholders, if they act together, will have significant influence over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.

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

  •
  sales of our common stock.

        Because we are a development stage company with no material revenue expected until the second half of 2003, you may consider one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        We have no derivative financial instruments. We invest our cash and cash equivalents in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds.

Item 8.    Financial Statements and Supplementary Data

EXACT SCIENCES CORPORATION
(A Development Stage Company)
Index to Financial Statements

Page
Report of Independent Public Accountants	32
Consolidated Balance Sheets as of December 31, 2000 and 2001	33
Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001 and the Period From Inception (February 10, 1995) to December 31, 2001	34
Consolidated Statements of Stockholders' Equity for Period From Inception (February 10, 1995) to December 31, 1995 and the Years Ended December 31, 1996, 1997, 1998, 1999, 2000 and 2001	35
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001 and the Period From Inception (February 10, 1995) to December 31, 2001	37
Notes to Consolidated Financial Statements	38

Report of Independent Public Accountants

To EXACT Sciences Corporation:

        We have audited the accompanying consolidated balance sheets of EXACT Sciences Corporation (a Delaware corporation in the development stage) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2001 and the period from inception (February 10, 1995) to December 31, 2001. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EXACT Sciences Corporation and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001 and the period from inception (February 10, 1995) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 28, 2002

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2000	2001
ASSETS
Current Assets:
Cash and cash equivalents	$26,469,866	$56,842,722
Prepaid expenses	738,475	721,179

Total current assets	27,208,341	57,563,901
Property and Equipment, at cost:
Laboratory equipment	1,011,052	2,497,113
Office and computer equipment	429,014	1,178,153
Leasehold improvements	236,437	581,102
Furniture and fixtures	175,996	211,530

	1,852,499	4,467,898
Less—Accumulated depreciation and amortization	(988,967)	(1,883,783)

	863,532	2,584,115
Patent Costs and Other Assets, net of accumulated amortization of approximately $223,000 and $397,000 at December 31, 2000 and 2001, respectively (Note 2)	986,629	2,952,221

	$29,058,502	$63,100,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$582,298	$1,176,440
Accrued expenses (Note 12)	776,396	2,407,367
Deferred licensing fees (Note 2)	—	549,625

Total current liabilities	1,358,694	4,133,432
Commitments (Note 10)
Stockholders' Equity:
Series A convertible preferred stock, $0.01 par value-
Authorized—1,000,000 shares
Issued and outstanding—902,414 shares at December 31, 2000	9,024	—
Series B convertible preferred stock, $0.01 par value
Authorized—1,250,000 shares
Issued and outstanding—996,196 shares at December 31, 2000	9,962	—
Series C convertible preferred stock, $0.01 par value
Authorized—1,015,000 shares
Issued and outstanding—1,007,186 shares at December 31, 2000	10,072	—
Series D convertible preferred stock, $0.01 par value
Authorized—1,435,373 shares
Issued and outstanding—1,417,534 shares at December 31, 2000	14,175	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—2,789,581 and 18,790,807 shares at December 31, 2000 and 2001, respectively	27,896	187,908
Additional paid-in capital	60,281,143	110,497,193
Treasury stock, 50,646 shares at December 31, 2001	—	(8,353)
Subscriptions receivable	(975,443)	(946,433)
Deferred compensation	(8,578,341)	(4,179,405)
Deficit accumulated during the development stage	(23,098,680)	(46,584,105)

Total stockholders' equity	27,699,808	58,966,805

	$29,058,502	$63,100,237

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

				Period from Inception (February 10, 1995) to December 31, 2001
	Year Ended December 31,
	1999	2000	2001
Revenue	$—	$—	$50,870	$50,870
Operating Expenses:
Research and development	3,688,796	5,332,055	13,335,265	26,792,187
Selling, general and administrative	1,560,368	4,813,715	9,077,564	17,892,256
Stock-based compensation (1)	13,780	3,184,053	3,788,498	6,989,078

Loss from operations	(5,262,944)	(13,329,823)	(26,150,457)	(51,622,651)
Interest Income	299,019	1,446,704	2,665,032	5,038,546

Net loss	$(4,963,925)	$(11,883,119)	$(23,485,425)	$(46,584,105)

Net Loss Per Share:
Basic and diluted	$(5.32)	$(8.13)	$(1.42)

Weighted Average Common Shares Outstanding:
Basic and diluted	932,593	1,461,726	16,487,499

(1)
The following summarizes the departmental allocation of stock-based compensation:

Research and development	$8,819	$809,880	$897,760	$1,718,469
General and administrative	4,961	2,374,173	2,890,738	5,270,609

Total	$13,780	$3,184,053	$3,788,498	$6,989,078

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
									Common Stock			Treasury Stock				Deficit Accumulated During the Development Stage
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-In Capital	Number of Shares	$0.01 Par Value	Subscriptions Receivable	Deferred Compensation		Total Stockholders' Equity
Inception, February 10, 1995	—	$—	—	$—	—	$—	—	$—	—	$—	$—	—	$—	$—	$—	$—	$—
Sales of Series A convertible preferred stock, net of issuance costs of $6,665	159,308	1,593	—	—	—	—	—	—	—	—	176,574	—	—	—	—	—	178,167
Sale of common stock	—	—	—	—	—	—	—	—	96,250	963	(613)	—	—	—	—	—	350
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(138,163)	(138,163)

Balance, December 31, 1995	159,308	1,593	—	—	—	—	—	—	96,250	963	175,961	—	—	—	—	(138,163)	40,354
Sale of Series A convertible preferred stock, net of issuance costs of $12,321	743,106	7,431	—	—	—	—	—	—	—	—	842,617	—	—	(25,000)	—	—	825,048
Sale of Series B convertible preferred stock, net of issuance costs of $36,892	—	—	964,551	9,646	—	—	—	—	—	—	3,763,444	—	—	—	—	—	3,773,090
Sale of common stock	—	—	—	—	—	—	—	—	550,000	5,500	18,500	—	—	—	—	—	24,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(652,020)	(652,020)

Balance, December 31, 1996	902,414	9,024	964,551	9,646	—	—	—	—	646,250	6,463	4,800,522	—	—	(25,000)	—	(790,183)	4,010,472
Sale of Series B convertible preferred stock, net of issuance costs of $4,138	—	—	31,645	316	—	—	—	—	—	—	120,500	—	—	—	—	—	120,816
Sale of common stock	—	—	—	—	—	—	—	—	203,607	2,036	27,580	—	—	—	—	—	29,616
Exercise of common stock options	—	—	—	—	—	—	—	—	23,375	233	787	—	—	—	—	—	1,020
Compensation expense related to issuance of stock options	—	—	—	—	—	—	—	—	—	—	10,155	—	—	—	(9,310)	—	845
Repayment of subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,883,073)	(1,883,073)

Balance, December 31, 1997	902,414	9,024	996,196	9,962	—	—	—	—	873,232	8,732	4,959,544	—	—	—	(9,310)	(2,673,256)	2,304,696
Sale of Series C convertible preferred stock, net of issuance costs of $37,414	—	—	—	—	1,007,186	10,072	—	—	—	—	10,527,979	—	—	—	—	—	10,538,051
Sale of common stock	—	—	—	—	—	—	—	—	55,000	550	7,450	—	—	—	—	—	8,000
Exercise of common stock options	—	—	—	—	—	—	—	—	517,000	5,170	64,010	—	—	(47,580)	—	—	21,600
Repayment of subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	3,802	—	—	3,802
Compensation expense related to issuance of stock options	—	—	—	—	—	—	—	—	—	—	8,583	—	—	—	(6,681)	—	1,902
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	8,250	(1,200)	—	—	—	(1,200)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,578,380)	(3,578,380)

Balance, December 31, 1998	902,414	$9,024	996,196	$9,962	1,007,186	$10,072	—	$—	1,445,232	$14,452	$15,567,566	8,250	$(1,200)	$(43,778)	$(15,991)	$(6,251,636)	$9,298,471

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
									Common Stock			Treasury Stock				Deficit Accumulated During the Development Stage
	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Number of Shares	$0.01 Par Value	Additional Paid-In Capital	Number of Shares	$0.01 Par Value	Subscriptions Receivable	Deferred Compensation		Total Stockholders' Equity
Balance, December 31, 1998	902,414	$9,024	996,196	$9,962	1,007,186	$10,072	—	$—	1,445,232	$14,452	$15,567,566	8,250	$(1,200)	$(43,778)	$(15,991)	$(6,251,636)	$9,298,471
Exercise of common stock options	—	—	—	—	—	—	—	—	155,491	1,555	57,462	—	—	—	—	—	59,017
Repayment of subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	4,072	—	—	4,072
Compensation expense related to issuance of stock options	—	—	—	—	—	—	—	—	—	—	52,271	—	—	—	(38,491)	—	13,780
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	9,625	(1,400)	—	—	—	(1,400)
Retirement of treasury stock	—	—	—	—	—	—	—	—	(17,875)	(179)	(2,421)	(17,875)	2,600	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,963,925)	(4,963,925)

Balance, December 31, 1999	902,414	9,024	996,196	9,962	1,007,186	10,072	—	—	1,582,848	15,828	15,674,878	—	—	(39,706)	(54,482)	(11,215,561)	4,410,015
Sale of Series D convertible preferred stock, net of issuance costs of $171,985	—	—	—	—	—	—	1,417,534	14,175	—	—	31,708,355	—	—	—	—	—	31,722,530
Sale of common stock	—	—	—	—	—	—	—	—	48,125	481	17,894	—	—	—	—	—	18,375
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	27,844	(5,215)	5,215	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—	(27,841)	(278)	(4,937)	(27,844)	5,215	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	—	—	1,186,449	11,865	1,176,707	—	—	(1,022,668)	—	—	165,904
Repayment of subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	81,716	—	—	81,716
Compensation expense related to issuance of stock options	—	—	—	—	—	—	—	—	—	—	11,358,768	—	—	—	(8,523,859)	—	2,834,909
Non-cash expense related to issuance of warrant	—	—	—	—	—	—	—	—	—	—	349,478	—	—	—	—	—	349,478
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,883,119)	(11,883,119)

Balance, December 31, 2000	902,414	9,024	996,196	9,962	1,007,186	10,072	1,417,534	14,175	2,789,581	27,896	60,281,143	—	—	(975,443)	(8,578,341)	(23,098,680)	27,699,808
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	—	50,646	(8,353)	—	—	—	(8,353)
Issuance shares under stock purchase plan	—	—	—	—	—	—	—	—	4,737	47	32,401	—	—	—	—	—	32,448
Exercise of common stock options	—	—	—	—	—	—	—	—	107,354	1,074	163,748	—	—	(49,931)	—	—	114,891
Sale of common stock at initial public offering, net of issuance costs of $5,442,264	—	—	—	—	—	—	—	—	4,000,000	40,000	50,517,736	—	—	—	—	—	50,557,736
Repayment of subscription receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	78,941	—	—	78,941
Conversion of convertible preferred stock into common stock at initial public offering	(902,414)	(9,024)	(996,196)	(9,962)	(1,007,186)	(10,072)	(1,417,534)	(14,175)	11,889,135	118,891	(75,658)	—	—	—	—	—	—
Compensation expense related to issuance of stock options	—	—	—	—	—	—	—	—	—	—	(610,438)	—	—	—	4,398,936	—	3,788,498
Non-cash cost related to issuance of warrant	—	—	—	—	—	—	—	—	—	—	188,261	—	—	—	—	—	188,261
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,485,425)	(23,485,425)

Balance, December 31, 2001	—	$—	—	$—	—	$—	—	$—	18,790,807	$187,908	$110,497,193	50,646	$(8,353)	$(946,433)	$(4,179,405)	$(46,584,105)	$58,966,805

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

				Period from Inception (February 10, 1995) to December 31, 2001
	Year Ended December 31,
	1999	2000	2001
Cash Flows from Operating Activities:
Net loss	$(4,963,925)	$(11,883,119)	$(23,485,425)	$(46,584,105)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	424,285	404,142	1,068,309	2,261,413
Non-cash stock-based compensation expense	13,780	2,834,909	3,788,498	6,639,934
Non-cash expense associated with the issuance of warrants	—	349,478		349,478
Changes in assets and liabilities:
Prepaid expenses	(21,573)	(711,632)	17,296	(721,179)
Accounts payable	16,330	385,403	594,142	1,176,440
Accrued expenses	(76,494)	629,403	2,180,596	2,956,992

Net cash used in operating activities	(4,607,597)	(7,991,416)	(15,836,584)	(33,921,027)
Cash Flows from Investing Activities:
Purchases of property and equipment	(292,183)	(762,647)	(2,615,399)	(4,450,947)
Increase in patent costs and other assets	(429,385)	(317,853)	(1,950,824)	(3,141,590)

Net cash used in investing activities	(721,568)	(1,080,500)	(4,566,223)	(7,592,537)
Cash Flows from Financing Activities:
Payments on capital lease obligations	(6,405)	—	—	(16,951)
Net proceeds from sale of common stock	—	18,375	50,557,736	50,638,077
Net proceeds from sale of convertible preferred stock	—	31,722,530	—	47,157,703
Proceeds from exercise of common stock options and stock purchase plan	59,017	165,904	147,339	394,880
Repurchase of treasury shares	—	—	(8,353)	(8,353)
Repayment of stock subscription receivable	4,072	81,716	78,941	190,930

Net cash provided by financing activities	56,684	31,988,525	50,775,663	98,356,286
Net (Decrease) Increase in Cash and Cash Equivalents	(5,272,481)	22,916,609	30,372,856	56,842,722
Cash and Cash Equivalents, beginning of period	8,825,738	3,553,257	26,469,866	—

Cash and Cash Equivalents, end of period	$3,553,257	$26,469,866	$56,842,722	$56,842,722

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Sale of restricted stock through issuance of notes receivable	$—	$1,022,668	$49,931	$1,120,179

Purchase of treasury shares through the forgiveness of note receivable	$1,400	$—	$—	$2,600

Equipment purchased through capital lease obligations	$—	$—	$—	$16,951

Issuance of warrant to purchase intellectual property	$—	$—	$188,261	$188,261

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Notes to Financial Statements

December 31, 2001

(1) ORGANIZATION

        EXACT Sciences Corporation (the "Company") was incorporated on February 10, 1995. The Company is in the development stage and applies proprietary genomics technologies to the early detection of several types of common cancers. The Company has selected colorectal cancer as the first application of its technology platform.

        The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company has not generated substantive revenue to date and is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals and the need for the continued development of commercially usable products. On February 5, 2001, the Company completed an initial public offering of 4,000,000 shares of its common stock at $14.00 per share. The Company received net proceeds of approximately $50.6 million after deducting the underwriters' commission and issuance costs. Upon consummation of the initial public offering, all shares of preferred stock outstanding automatically converted into 11,889,135 shares of common stock.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company's wholly owned subsidiary, EXACT Sciences Securities Corporation, a Massachusetts securities corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. Cash equivalents primarily consist of money market funds at December 31, 2000 and 2001.

Depreciation and Amortization

        Depreciation and amortization are computed using the straight-line method based on the estimated useful lives of the related assets, as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment	3 years
Office and computer equipment	3 years
Leasehold improvements	Lesser of the remaining lease life or useful life
Furniture and fixtures	3 years

Net Loss Per Share

        Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive. All shares issuable upon conversion of outstanding preferred stock and options to purchase a total of 1,097,830, 1,771,621 and 2,228,077 common shares and 555,900, 996,806 and 649,963 unvested restricted shares have therefore been excluded from the computations of diluted weighted average shares outstanding for the years ended December 31, 1999, 2000 and 2001, respectively.

        In accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 98, Earnings Per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company's common stock prior to the Company's initial public offering.

Pro Forma Net Loss

        The Company's historical capital structure is not indicative of its capital structure subsequent to its initial public offering due to the automatic conversion of all shares of preferred stock into 11,889,135 shares of common stock concurrent with the closing of the Company's initial public offering on February 5, 2001. Accordingly, pro forma net loss per share is presented below for the years ended December 31, 2000 and 2001, assuming the conversion of all outstanding shares of preferred stock into common stock upon the closing of the Company's initial public offering using the if-converted method from the respective dates of issuance.

        The following table reconciles the Company's net loss, which excludes non-cash stock-based compensation, and the weighted average common shares outstanding to the net loss and shares used in the computation of pro forma basic and diluted net loss per share:

	Year Ended December 31,
	2000	2001
Net loss	$(11,883,119)	$(23,485,425)
Stock-based compensation	3,184,053	3,788,498

Pro forma net loss	$(8,699,066)	$(19,696,927)

Weighted average shares outstanding	1,461,726	16,487,499
Weighted conversion of preferred stock to common stock	10,849,632	1,023,786

Pro forma weighted average shares outstanding	12,311,358	17,511,285

Pro forma basic and diluted net loss per share	$(0.71)	$(1.12)

Patent Costs and Other Assets

        Patent costs, which historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are approved over an estimated useful life of five years. In November 2001, however, the Company purchased intellectual property of MT Technologies (formerly known as Mosaic Technologies, Inc.) relating to its Hybrigel technology which consisted of 4 issued patents and 40 pending patent applications. The purchase price for the assets included $1.3 million in cash and warrants to purchase 40,000 shares of common stock immediately, exercisable over a three-year period, at an exercise price of $7.33 per share which the Company valued at $188,261 in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, using the Black-Scholes option pricing model. Capitalized patent costs related to patents which are not issued or are no longer pursued by the Company are expensed upon disapproval or upon a decision by the Company to no longer pursue the patent. Other assets principally consist of license fees and deposits. License fees are amortized over the five-year period of the license.

        The Company applies SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires the Company to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles and goodwill may warrant revision or that the carrying value of these assets may be impaired. The Company does not believe that its long-lived assets have been impaired through December 31, 2001.

Revenue Recognition

        The Company's revenue for the year ended December 31, 2001 is primarily composed of amortization of up-front technology license fees which are being amortized on a straight-line basis over the license period.

Research and Development Expenses

        The Company charges research and development expenses to operations as incurred.

Advertising Costs

        The Company expenses the costs of media advertising at the time the advertising take place.

Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive net loss is the same as reported net loss for all periods presented.

Stock Split

        The Company effected a 2.75-for-1 common stock split on December 1, 2000. All common share and per-share amounts in the accompanying consolidated financial statements prior to December 1, 2000 have been retroactively adjusted to reflect this stock split.

Fair Value of Financial Instruments

        SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts payable and capital lease obligations. The estimated fair value of these financial instruments approximates their carrying values.

Concentration of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company has no significant off-balance-sheet risk, such as foreign exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with financial institutions with high credit ratings.

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

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The EITF has also issued a number of derivative-related tentative and final consensuses. These statements do not have an impact on its consolidated position or results of operations.

        In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 is effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company does not expect the adoption of these statements to have a material impact on its financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the principal implementation issues. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

(3) INCOME TAXES

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2001, the Company had net operating loss and research tax credit carryforwards of approximately $37 million and $943,000, respectively, for financial reporting purposes, which may be used to offset future taxable income. The carryforwards expire through 2021 and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit the net operating loss and research tax credit carryforwards in the event of certain changes in the ownership interests of significant stockholders.

        The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary difference are as follows:

	December 31,
	2000	2001
Operating loss carryforwards	$9,206,000	$14,811,000
Tax credit carryforwards	609,000	943,000
Temporary differences	(318,000)	3,815,000

	9,497,000	19,569,000
Less — Valuation allowance	(9,497,000)	(19,569,000)

Net deferred tax asset	$—	$—

        The Company has recorded a full valuation allowance against its net deferred tax asset because, based on the weight of available evidence, the Company believes it is more likely than not that the deferred tax assets will not be realized in the future.

(4) SUBSCRIPTIONS RECEIVABLE

        In February 1998, the Company issued full recourse notes receivable to several employees totaling $47,580 for the exercise of stock options. The notes bear interest at 8.5% with principal and interest payments due monthly over a five-year period.

        In March 2000, the Company issued full recourse notes receivable to several employees totaling $262,080 for the exercise of stock options. The notes bear interest at 9.0% with interest payments due monthly over a five-year period. Notes representing an aggregate principal amount of $69,680 are payable monthly. Notes representing aggregate principal amounts of $192,400 are payable in March 2005.

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

        In January 2001, the Company issued full recourse notes receivable to an executive for $49,931 to purchase restricted stock. The note bears interest at 9.0% with interest and principal due on January 29, 2010.

        In December 2001, the Company elected to reduce the prospective interest rate on all notes receivable to executives and employees to 5% to reflect the current interest rate environment and individual borrowing rates. All other provisions of the notes remain in effect.

(5) RELATED PARTY TRANSACTIONS

        In February 1998, the Company entered into a letter agreement with one of its shareholders, the Mayo Foundation, for a clinical study. The Company paid approximately $114,000 and $229,000 in connection with the clinical study during the years ended December 31, 1999 and 2000, respectively, which represents the total amount to be paid under the agreement. Such amounts have been charged to research and development expenses as incurred. In December 2000, the Company issued a warrant to the same shareholder to purchase 48,125 shares of common stock at an exercise price of $10.91 per share (see Note 6).

        In October 2001, the Company signed a Clinical Trial Agreement with the Mayo Foundation, a shareholder of the Company, and Mayo Clinic pursuant to which the Company's genomics-based colorectal cancer technology will be the subject of an independent study by Mayo Clinic. This three-year study will involve approximately 4,000 patients at average risk for developing colorectal cancer and compare the results of Company's non-invasive, genomics-based screening technology with those of the fecal occult blood test, a common first-line colorectal cancer screening option. Using its proprietary technologies, the Company agreed to process all the stool samples at its CLIA-approved laboratory and to pay total fees of $654,000 over approximately three years which is being charged to research and development expense as incurred. The Company paid approximately $109,000 to the Mayo Clinic during the year ended December 31, 2001 related to this study.

        In March 2001, the Company entered into a consulting agreement with a member of its Board of Directors. The Company paid approximately $37,000 for services provided under the agreement for the year ended December 31, 2001.

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

  Conversion

  Each share of Series A, B, C and D preferred was convertible, at the option of the holder, into such number of shares of common stock as is determined by dividing $1.16, $3.95, $10.50 and $22.50 per share, respectively, by the conversion price, as defined. Series A, B, C and D preferred automatically converted into 11,889,135 shares of common stock upon the closing of the Company's initial public offering on February 5, 2001.

Restricted Common Stock

        On May 10, 1996, the Company sold 550,000 shares of restricted common stock to a key employee. In 1997, the Company sold 68,750 shares of restricted common stock to a key employee and 134,857 shares of restricted common stock to another employee. In February 1998, the Company sold 492,250 shares of restricted common stock to employees of the Company pursuant to the exercise of options, 368,500 shares of which were purchased through issuance of notes receivable (see Note 4). During 2000, the Company sold 1,080,952 shares of restricted common stock to employees of the Company pursuant to the exercise of options, 968,202 shares of which were purchased through issuance of notes receivable (see Note 4). During 2001, the Company sold 6,875 shares of restricted common stock to an employee of the Company pursuant to the exercise of options which were purchased through issuance of a note receivable (see Note 4). The shares were sold at the then fair market value and vest over a three to five-year period. At December 31, 2001, 649,963 shares were unvested.

Warrant

        In December 2000, the Company issued a warrant to the Mayo Foundation to purchase 48,125 shares of common stock at an exercise price of $10.91 per share. The warrant was exercisable immediately. The Company has valued the warrant using the Black-Scholes model in accordance with EITF 96-18 and recorded as research and development stock-based compensation of $349,478 in 2000.

        In November 2001, the Company issued two warrants to MT Technologies (formerly known as Mosaic Technologies, Inc.) to purchase an aggregate of 40,000 shares of common stock at an exercise price of $7.33 per share in connection with the purchase of intellectual property surrounding its

Hybrigel technology (see Note 2). The warrants are exercisable immediately and have a term of three years. The Company has valued these warrants using the Black-Scholes option pricing model in accordance with EITF 96-18 and recorded additional capitalized patent cost of $188,261.

(7) EMPLOYEE BENEFIT PLAN

        The Company maintains a qualified 401(k) retirement savings plan (the 401(k) Plan) covering all employees. Under the 401(k) Plan, the participants may elect to defer a portion of their compensation, subject to certain limitations. Company matching contributions may be made at the discretion of the Board of Directors. There have been no discretionary contributions made by the Company to the 401(k) Plan through December 31, 2001.

(8) 2000 EMPLOYEE STOCK PURCHASE PLAN

        The 2000 Employee Stock Purchase Plan (the 2000 Purchase Plan) was adopted on October 17, 2000. The 2000 Purchase Plan provides for the issuance of up to an aggregate of 300,000 shares of common stock to participating employees. The 2000 Purchase Plan provides that the number of shares authorized for issuance will automatically increase on each February 1, by the greater of 0.75% of the outstanding number of shares of common stock on the immediately preceding December 31, or that number of shares issued during the one-year period prior to such February 1, or such lesser number as may be approved by the Board of Directors.

        The compensation committee of the Board of Directors administers the 2000 Purchase Plan. Generally, all employees who have completed three months of employment and whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the 2000 Purchase Plan. The right to purchase common stock under the 2000 Purchase Plan will be made available through a series of offerings. Participating employees will be required to authorize an amount, between 1% and 10% of the employee's compensation, to be deducted from the employee's pay during the offering period. On the last day of the offering period, the employee will be deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2000 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value of one share of common stock on either the first or last day of the offering period, whichever is lower. No employee may be granted an option that would permit the employee's rights to purchase common stock to accrue in excess of $25,000 in any calendar year. The first offering period under the 2000 Purchase Plan commenced on the date at which shares were issued in connection with the Company's initial public offering of its common stock (January 30, 2001) and continued through July 31, 2001. Thereafter, the offering periods will begin on each February 1 and August 1. Options granted under the 2000 Purchase Plan terminate upon an employee's voluntary withdrawal from the plan at any time or upon termination of employment. The Company issued 4,737 shares of common stock at a price of $6.85 per share for the first offering period ended July 31, 2001.

(9) STOCK OPTION PLANS

1995 Stock Option Plan

        The Company has a 1995 stock option plan (the 1995 Option Plan) under which the Board of Directors may grant incentive and non-qualified stock options to purchase an aggregate of 3,987,500 shares of common stock to employees and consultants of the Company. Non-qualified stock options may be granted to any employee or consultant of the Company. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1995 Option Plan vest over a three-to-five-year period and expire 10 years from the grant date.

        The 1995 Option Plan was terminated on January 31, 2001, the effective date of the Company's registration statement in connection with its initial public offering. Options granted prior to the date of termination will remain outstanding and may be exercised in accordance with their terms, unless sooner terminated by vote of the board of directors. At December 31, 2001, 1,646,827 shares were outstanding under the 1995 Option Plan.

2000 Stock Option Plan

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

        The 2000 Option Plan is administered by the compensation committee of the Board of Directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At December 31, 2001, options to purchase 581,250 were outstanding under the 2000 Option Plan and 418,750 shares were available for future grant under the 2000 Option Plan.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Notes to Financial Statements

December 31, 2001

        Information with respect to activity under the 1995 and 2000 Option Plans is as follows:

	Number of Shares	Weighted Exercise Price
Outstanding, December 31, 1998	1,150,080	$0.30
Granted	132,000	0.38
Exercised	(155,491)	0.38
Canceled	(28,759)	0.15

Outstanding, December 31,1999	1,097,830	0.30
Granted	1,901,492	3.41
Exercised	(1,186,449)	1.00
Canceled	(41,252)	0.38

Outstanding, December 31, 2000	1,771,621	3.16
Granted	690,500	11.21
Exercised	(107,354)	1.54
Canceled	(126,690)	5.84

Outstanding, December 31, 2001	2,228,077	$5.58

Exercisable, December 31, 1999	623,587	$0.19

Exercisable, December 31, 2000	360,722	$0.14

Exercisable, December 31, 2001	819,174	$3.90

        The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2001:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Exercisable Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.04-$0.18	262,250	4.94	$0.08	262,250	$0.08
$0.38	377,076	7.93	0.38	185,319	0.38
$2.05	467,126	8.47	2.05	109,769	2.05
$5.50-$7.50	309,125	8.82	7.27	84,076	7.27
$8.00-$9.75	217,500	9.56	9.19	219	8.94
$10.10-$10.91	250,750	9.05	10.78	56,031	10.74
$11.15-$14.00	344,250	9.33	12.69	121,510	13.68

	2,228,077	8.32	$5.58	819,174	$3.90

Accounting for Stock-Based Compensation

        The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (APB) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-

Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of paragraphs 8-12 of SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense, computed using the Black-Scholes option pricing model, of $13,780, $528,593 and $167,030 was recorded in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001, respectively. The following assumptions were used for 1999, 2000 and 2001: (i) expected lives of the options of seven years; (ii) no dividend yield; (iii) expected volatility of 70% to 100%; and (iv) risk-free interest rates of 2.86% to 6.51%.

        In connection with certain 1999 and 2000 stock option grants to employees and directors, the Company recorded deferred compensation of $52,271 and $11,358,768 during the years ended December 31, 1999 and 2000, respectively. The deferred compensation represents the aggregate difference between the option exercise price and the estimated fair value of the common stock on the date of grant and is being charged to operations over the related vesting period using the accelerated method prescribed under FASB Interpretation 28, Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans—An Interpretation of APB Opinion Nos. 15 and 25. All stock options granted and stock sold prior to 1999 were at fair market value, and therefore did not result in a compensation charge.

        As of December 31, 2001, the Company expects to recognize amortization expense of deferred compensation recorded related to employee and director options of approximately $2.1 million, $1.3 million, $600,000 and $200,000 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

        The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of December 31, 1999, 2000 and 2001, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The assumptions used for the years ended December 31, 1999, 2000 and 2001 are as follows:

	December 31,
	1999	2000	2001
Risk-free interest rates	5.44%-5.97%	4.98%-6.16%	2.86%-4.98%
Expected lives	7 years	7 years	7 years
Expected volatility	0%	100%	100%
Dividend yield	0%	0%	0%
Weighted average fair value of grants	$0.13	$2.91	$3.07

        The effect of applying SFAS No. 123 would be as follows:

	Years Ended December 31,
	1999	2000	2001
Net loss as reported	$(4,963,925)	$(11,883,119)	$(23,485,425)

Pro forma net loss	$(4,993,586)	$(11,955,270)	$(26,615,376)

Basic and Diluted Net Loss Per Share:
As reported	$(5.32)	$(8.13)	$(1.42)

Pro forma	$(5.35)	$(8.18)	$(1.61)

(10) COMMITMENTS

        The Company leases certain equipment and conducts its operations in a leased facility under noncancelable operating leases expiring through June 2003. Future minimum rental payments under the operating leases as of December 31, 2001 are approximately as follows:

Year Ending December 31,
2002	$304,000
2003	162,000

Total lease payments	$466,000

        Rent expense included in the accompanying consolidated statements of operations was approximately $146,000, $216,000 and $301,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(11) ROYALTY AGREEMENTS

Roche License

        The Company licenses, on a non-exclusive basis, the polymerase chain reaction (PCR) technology from Roche Molecular Systems, Inc. This license relates to a gene amplification process used in almost all genetic testing, and the patent that the Company utilizes expires in mid-2004. In exchange for the license, the Company agreed to pay Roche a royalty based on net revenues received from tests using the Company's technologies. Roche may terminate this license upon notice if the Company fails to pay royalties, fails to submit reports or breaches a material term of the license. Royalty payments will be expensed as they become due.

Genzyme License

        The Company licenses, on a non-exclusive basis, technology for performing a step in its testing methods from Genzyme Corporation (Genzyme), the exclusive licensee of patents owned by Johns Hopkins University and of which Dr. Vogelstein is an inventor. This license relates to the use of the Apc and p53 genes and methodologies related thereto in connection with its products and services and lasts for the life of the patent term of the last licensed Genzyme patent. In exchange for the license, the Company has agreed to pay Genzyme an upfront license fee that is being amortized over the life of the contract, a royalty based on net revenues received from performing the Company's tests and the sale of diagnostic test kits, as well as certain milestone payments and maintenance fees. In addition, the Company must use reasonable efforts to make products and services based on these patents available to the public. Genzyme may terminate this license upon notice if the Company fails to pay milestone payments and royalties, achieve a stated level of sales and submit reports. In addition, if the Company fails to request FDA clearance for a diagnostic test as required by the agreement, Genzyme may terminate the license. The Company has recorded research and development expense associated with this agreement of $42,500, $50,000 and $50,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(12) ACCRUED EXPENSES

        Accrued expenses at December 31, 2000 and 2001 consisted of the following:

	December 31,
	2000	2001
Research and trial-related expenses	$48,926	$1,094,861
Payroll and payroll-related	93,667	620,244
Professional fees	194,440	206,043
Consulting	246,899	163,625
Shareholder services	100,000	65,000
Other	92,464	257,594

	$776,396	$2,407,367

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information under the Sections "Election of Directors," "Occupations of Directors, The Nominee for Director and Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 13, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

        Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Chairman of the Board of Directors, Stanley N. Lapidus, has entered into a trading plan in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 11. Executive Compensation and Other Information

        The information under the Section "Compensation and Other Information Concerning Directors and Officers" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 13, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information under the Section "Securities Ownership of Certain Beneficial Owners and Management" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 13, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

        The information under the Sections "Compensation and Other Information Concerning Directors and Officers" and "Compensation Committee Interlocks, Insider Participation and Other Related Transactions" from the registrant's definitive proxy statement for the annual meeting of stockholders to be held on June 13, 2002, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year ended December 31, 2001, is hereby incorporated by reference.

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

  (3)
  Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Form 10-K:

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 File No. 333-48812), which is incorporated herein by reference)
3.2	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
4.1	Specimen certificate representing the Registrant's Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
4.2	Warrant issued to The Mayo Foundation for Medical Research dated December 28, 2000 (previously filed as Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
4.3	Warrant between the Registrant and GATX Ventures, Inc. dated November 7, 2001
4.4	Warrant between the Registrant and TBCC Funding Trust dated November 7, 2001
10.1*	1995 Stock Option Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.2*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.3*	2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.4*	Sixth Amended and Restated Registration Rights Agreement between the Registrant and the parties named therein dated as of April 7, 2000 (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.5*	Restricted Stock Purchase Agreement between the Registrant and Stanley N. Lapidus dated February 11, 1998 (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.6*	Restricted Stock Purchase Agreement between the Registrant and Stanley N. Lapidus dated as of March 31, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.7*	Restricted Stock Purchase Agreement between the Registrant and Don M. Hardison dated as of June 23, 2000, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.8*	Secured Promissory Note between the Registrant and Stanley N. Lapidus dated as of March 31, 2000 (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.9*	Pledge Agreement between the Registrant and Stanley N. Lapidus dated as of March 31, 2000 (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.10*	Secured Promissory Note between the Registrant and Don M. Hardison dated as of June 23, 2000 (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.11	Lease Agreement, dated December 10, 1996, between C.B. Realty Limited Partnership and the Registrant, as amended (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.12	Fourth Amendment to Lease Agreement, dated February 7, 2001, between C.B. Realty Limited Partnership and the Registrant
10.13	License Agreement between the Registrant and Genzyme Corporation dated as of March 25, 1999 (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference) (certain portions of this agreement have been accorded confidential treatment until March 25, 2003)
10.14	PCR Diagnostic Services Agreement between the Registrant and Roche Molecular Systems, Inc. (previously filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference) (certain portions of this agreement have been accorded confidential treatment until July 2004)
10.15	Mayo Foundation for Medical Education and Research (the "Foundation") Technology License Contract between the Registrant and the Foundation dated as of July 7, 1998, as amended (previously filed as Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.16	Letter Agreement by and between The Mayo Foundation for Medical Education and Research and the Registrant dated February 4, 1998 (previously filed as Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.17	Form of Consulting Agreement by and between the Registrant and certain members of the scientific advisory board (previously filed as Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.18*	Restricted Stock Purchase Agreement between the Registrant and John A. McCarthy, Jr. dated as of November 28, 2000 (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.19*	Full Recourse Promissory Note between the Registrant and John A. McCarthy, Jr. dated as of November 28, 2000 (previously filed as Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.20*	Pledge Agreement between the Registrant and John A. McCarthy, Jr. dated as of November 30, 2000 (previously filed as Exhibit 10.19 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.21*	Severance Agreement between the Registrant and Stanley N. Lapidus dated January 4, 2001 (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.22*	Severance Agreement between the Registrant and Don M. Hardison dated January 4, 2001 (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.23*	Severance Agreement between the Registrant and John A. McCarthy, Jr. dated January 4, 2001 (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.24*	Severance Agreement between the Registrant and Anthony P. Shuber dated January 4, 2001 (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.25	Warrant Agreement between the Registrant and The Mayo Foundation for Medical Research dated December 28, 2000 (previously filed as Exhibit 10.26 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.26*	Amendment No 1. to Full Recourse Promissory Note between the Registrant and Stanley N. Lapidus dated as of November 30, 2001
10.27*	Amendment No 1. to Full Recourse Promissory Note between the Registrant Don M. Hardison dated as of November 30, 2001
10.28*	Amendment No 1. to Full Recourse Promissory Note between the Registrant and John A. McCarthy, Jr. dated as of November 30, 2001
10.29*	Executive Cash Incentive Plan dated October 15, 2001
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
23.1	Consent of Arthur Andersen LLP
24.1	Power of Attorney (included on signature page)
99.1	Letter to Commission pursuant to Temporary Note 3T

*
Indicates a management contract or any compensatory plan, contract or arrangement.

(b)
Reports on Form 8-K.

        During the quarter ended December 31, 2001, we filed one report on Form 8-K, dated October 16, 2001, which announced a conference call to discuss our third quarter of 2001 financial results. We filed no other reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION
Date: March 26, 2002	By:	/s/ JOHN A. MCCARTHY, JR. John A. McCarthy, Jr. Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

POWER OF ATTORNEY AND SIGNATURES

        We, the undersigned officers and directors of EXACT Sciences Corporation, hereby severally constitute and appoint Don M. Hardison and John A. McCarthy, Jr., and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable EXACT Sciences Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

        Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ STANLEY N. LAPIDUS Stanley N. Lapidus	Chairman of the Board and Director	March 26, 2002
/s/ DON M. HARDISON Don M. Hardison	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2002
/s/ JOHN A. MCCARTHY, JR. John A. McCarthy, Jr.	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)	March 26, 2002
/s/ RICHARD W. BARKER Richard W. Barker	Director	March 26, 2002
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 26, 2002
/s/ WYCLIFFE K. GROUSBECK Wycliffe K. Grousbeck	Director	March 26, 2002
/s/ WILLIAM W. HELMAN William W. Helman	Director	March 26, 2002
/s/ EDWIN M. KANIA, JR. Edwin M. Kania, Jr.	Director	March 26, 2002
/s/ CONNIE MACK, III Connie Mack, III	Director	March 26, 2002
/s/ LANCE WILLSEY Lance Willsey	Director	March 26, 2002

Exhibit Index to Annual Report on Form 10-K
for Fiscal Year Ended December 31, 2001

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 File No. 333-48812), which is incorporated herein by reference)
3.2	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
4.1	Specimen certificate representing the Registrant's Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
4.2	Warrant issued to The Mayo Foundation for Medical Research dated December 28, 2000 (previously filed as Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
4.3	Warrant between the Registrant and GATX Ventures, Inc. dated November 7, 2001
4.4	Warrant between the Registrant and TBCC Funding Trust dated November 7, 2001
10.1*	1995 Stock Option Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.2*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.3*	2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.4*	Sixth Amended and Restated Registration Rights Agreement between the Registrant and the parties named therein dated as of April 7, 2000 (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.5*	Restricted Stock Purchase Agreement between the Registrant and Stanley N. Lapidus dated February 11, 1998 (previously filed as Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-48812) , which is incorporated herein by reference)
10.6*	Restricted Stock Purchase Agreement between the Registrant and Stanley N. Lapidus dated as of March 31, 2000 (previously filed as Exhibit 10.6 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.7*	Restricted Stock Purchase Agreement between the Registrant and Don M. Hardison dated as of June 23, 2000, as amended (previously filed as Exhibit 10.7 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.8*	Secured Promissory Note between the Registrant and Stanley N. Lapidus dated as of March 31, 2000 (previously filed as Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.9*	Pledge Agreement between the Registrant and Stanley N. Lapidus dated as of March 31, 2000 (previously filed as Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.10*	Secured Promissory Note between the Registrant and Don M. Hardison dated as of June 23, 2000 (previously filed as Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.11	Lease Agreement, dated December 10, 1996, between C.B. Realty Limited Partnership and the Registrant, as amended (previously filed as Exhibit 10.11 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.12	Fourth Amendment to Lease Agreement, dated February 7, 2001, between C.B. Realty Limited Partnership and the Registrant
10.13	License Agreement between the Registrant and Genzyme Corporation dated as of March 25, 1999 (previously filed as Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference) (certain portions of this agreement have been accorded confidential treatment until March 25, 2003)
10.14	PCR Diagnostic Services Agreement between the Registrant and Roche Molecular Systems, Inc. (previously filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference) (certain portions of this agreement have been accorded confidential treatment until July 2004)
10.15	Mayo Foundation for Medical Education and Research (the "Foundation") Technology License Contract between the Registrant and the Foundation dated as of July 7, 1998, as amended (previously filed as Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.16	Letter Agreement by and between The Mayo Foundation for Medical Education and Research and the Registrant dated February 4, 1998 (previously filed as Exhibit 10.15 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.17	Form of Consulting Agreement by and between the Registrant and certain members of the scientific advisory board (previously filed as Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.18*	Restricted Stock Purchase Agreement between the Registrant and John A. McCarthy, Jr. dated as of November 28, 2000 (previously filed as Exhibit 10.17 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.19*	Full Recourse Promissory Note between the Registrant and John A. McCarthy, Jr. dated as of November 28, 2000 (previously filed as Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.20*	Pledge Agreement between the Registrant and John A. McCarthy, Jr. dated as of November 30, 2000 (previously filed as Exhibit 10.19 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.21*	Severance Agreement between the Registrant and Stanley N. Lapidus dated January 4, 2001 (previously filed as Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.22*	Severance Agreement between the Registrant and Don M. Hardison dated January 4, 2001 (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.23*	Severance Agreement between the Registrant and John A. McCarthy, Jr. dated January 4, 2001 (previously filed as Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.24*	Severance Agreement between the Registrant and Anthony P. Shuber dated January 4, 2001 (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.25	Warrant Agreement between the Registrant and The Mayo Foundation for Medical Research dated December 28, 2000 (previously filed as Exhibit 10.26 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.26*	Amendment No 1. to Full Recourse Promissory Note between the Registrant and Stanley N. Lapidus dated as of November 30, 2001
10.27*	Amendment No 1. to Full Recourse Promissory Note between the Registrant Don M. Hardison dated as of November 30, 2001

10.28*	Amendment No 1. to Full Recourse Promissory Note between the Registrant and John A. McCarthy, Jr. dated as of November 30, 2001
10.29*	Executive Cash Incentive Plan dated October 15, 2001
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
23.1	Consent of Arthur Andersen LLP
24.1	Power of Attorney (included on signature page)
99.1	Letter to Commission pursuant to Temporary Note 3T

*
Indicates a management contract or any compensatory plan, contract or arrangement.

QuickLinks

DOCUMENT INCORPORATED BY REFERENCE
EXACT SCIENCES CORPORATION ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2001
TABLE OF CONTENTS
PART I
PART II
EXACT SCIENCES CORPORATION (A Development Stage Company) Index to Financial Statements
EXACT SCIENCES CORPORATION (A Development Stage Company) Consolidated Balance Sheets
EXACT SCIENCES CORPORATION (A Development Stage Company) Consolidated Statements of Operations
EXACT SCIENCES CORPORATION (A Development Stage Company) Consolidated Statements of Cash Flows
EXACT SCIENCES CORPORATION (A Development Stage Company) Notes to Financial Statements December 31, 2001
EXACT SCIENCES CORPORATION (A Development Stage Company) Notes to Financial Statements December 31, 2001
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
Exhibit Index to Annual Report on Form 10-K for Fiscal Year Ended December 31, 2001