Form 10-Q
period 2002-03-31
EXACT SCIENCES CORP
filed 2002-04-25
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-32179

EXACT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0478229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

63 Great Road, Maynard, Massachusetts	01754
(Address of principal executive offices)	(Zip Code)

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

                                                                Yes ☒    No ☐

As of April 24, 2002, the Registrant had 18,760,010 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	March 31,
	2001	2002
Assets
Current Assets:
Cash and cash equivalents	$56,842,722	$50,195,303
Prepaid expenses	721,179	1,270,333
Total current assets	57,563,901	51,465,636
Property and Equipment, at cost:
Laboratory equipment	2,497,113	2,622,405
Office and computer equipment	1,178,153	1,211,675
Leasehold improvements	581,102	754,049
Furniture and fixtures	211,530	211,530
	4,467,898	4,799,659
Less—Accumulated depreciation and amortization	(1,883,783)	(2,208,832)
	2,584,115	2,590,827
Patent Costs, net and Other Assets	2,952,221	2,865,450
	$63,100,237	$56,921,913
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,176,440	$1,531,212
Accrued expenses	2,407,367	2,678,676
Deferred licensing fees	549,625	511,844
Total current liabilities	4,133,432	4,721,732

Stockholders’ Equity:
Common stock, $0.01 par value	187,908	188,173
Additional paid-in capital	110,497,193	110,598,051
Treasury stock	(8,353)	(12,290)
Subscriptions receivable	(946,433)	(757,023)
Deferred compensation	(4,179,405)	(3,646,740)
Deficit accumulated during the development stage	(46,584,105)	(54,169,990)
Total stockholders’ equity	58,966,805	52,200,181
	$63,100,237	$56,921,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2001	2002
Revenue	$—	$39,266
Cost of revenues	—	372
Gross margin	—	38,894

Operating Expenses:
Research and development	2,542,815	5,042,780
Selling, general and administrative	2,583,065	2,289,429
Stock-based compensation (1)	1,051,936	567,801
Loss from operations	(6,177,816)	(7,861,116)

Interest Income	777,657	275,231
Net loss	$(5,400,159)	$(7,585,885)

Net Loss Per Share:
Basic and diluted	$(0.44)	$(0.42)

Weighted Average Common Shares Outstanding:
Basic and diluted	12,190,643	18,165,019

(1) The following summarizes the departmental allocation of stock-based compensation:

Research and development	$232,198	$140,775
General and administrative	819,738	427,026
Total	$1,051,936	$567,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2001	2002
Cash Flows from Operating Activities:
Net loss	$(5,400,159)	$(7,585,885)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	187,674	449,494
Non-cash stock-based compensation expense	1,051,936	567,801
Changes in assets and liabilities:
Prepaid expenses	228,810	(549,154)
Accounts payable	(129,166)	354,772
Accrued expenses	195,015	233,528
Net cash used in operating activities	(3,865,890)	(6,529,444)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,189,658)	(332,421)
Increase in patent costs and other assets	(191,346)	(37,014)
Net cash used in investing activities	(1,381,004)	(369,435)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	50,721,060	—
Proceeds from exercise of common stock options and stock purchase plans	235	65,987
Repurchase of treasury shares	(6,760)	(3,937)
Repayment of stock subscription receivable	6,074	189,410
Net cash provided by financing activities	50,720,609	251,460

Net Increase (Decrease) in Cash and Cash Equivalents	45,473,715	(6,647,419)

Cash and Cash Equivalents, beginning of period	26,469,866	56,842,722

Cash and Cash Equivalents, end of period	$71,943,581	$50,195,303

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Sale of restricted stock through issuance of notes receivable	$49,931	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(Unaudited)

(1)  ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company is in the development stage and applies proprietary genomics technologies to the early detection of several types of common cancers. The Company has selected colorectal cancer as the first application of its technology platform.

The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company has not generated substantive revenue to date and is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals and the need for the continued development of commercially usable products. On February 5, 2001, the Company completed an initial public offering of 4,000,000 shares of its common stock at $14.00 per share. The Company received net proceeds of approximately $50.6 million after deducting the underwriters’ commission and issuance costs. Upon consummation of the initial public offering, all shares of preferred stock outstanding automatically converted into 11,889,135 shares of common stock.

(2)  BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2002.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  Cash equivalents consist primarily of money market funds at December 31, 2001 and March 31, 2002.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.  Stock options to purchase a total of 1,951,061 and 3,009,107 common shares and 968,756 and 563,118 unvested restricted shares have therefore been excluded from the computations of diluted weighted average shares outstanding for the three months ended March 31, 2001 and 2002, respectively.

In accordance with the SEC Staff Accounting Bulletin (SAB) No. 98, Earnings Per Share in an Initial Public Offering, the Company has determined that there were no nominal issuances of the Company’s common stock prior to the Company’s initial public offering.

Pro Forma Net Loss

The Company’s historical capital structure is not indicative of its capital structure subsequent to its initial public offering due to the automatic conversion of all shares of preferred stock into 11,889,135 shares of common stock concurrent with the closing of the Company’s initial public offering on February 5, 2001. Accordingly, pro forma net loss per share is presented below for the three months ended March 31, 2001 and 2002, assuming the conversion of all outstanding shares of preferred stock into common stock upon the closing of the Company’s initial public offering using the if-converted method from the respective dates of issuance.

The following table reconciles the Company’s pro forma net loss, which excludes non-cash stock-based compensation, and the pro forma weighted average common shares outstanding used in the computation of pro forma basic and diluted net loss per share to the net loss and weighted average common shares outstanding:

	Three Months Ended March 31,
	2001	2002
Net loss	$(5,400,159)	$(7,585.885)
Stock-based compensation	1,051,936	567,801
Pro forma net loss	$(4,348,223)	$(7,018,084)

Weighted average shares outstanding	12,190,643	18,165,019
Weighted conversion of preferred stock to common stock	4,095,145	—
Pro forma weighted average shares outstanding	16,285,788	18,165,019

Pro forma basic and diluted net loss per share	$(0.27)	$(0.39)

Revenue Recognition

The Company’s revenue for the three months ended March 31, 2002 is primarily composed of amortization of up-front technology license fees which are being amortized on a straight-line basis over the license period. In addition, the Company recognizes revenues from performing testing upon delivery of the results to the prescribing physician provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

Advertising Costs

The Company expenses the costs of media advertising at the time the advertising take place.

Segment Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is a combination of the chairman, vice president and chief financial officer and president. The Company has determined that it conducts its operations in one business segment. The Company conducts its business in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133.  SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities.  The EITF has also issued a number of derivative-related tentative and final consensuses.  These statements did not have an impact on the Company’s consolidated position or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 is effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  These statements did not have an impact on the Company’s consolidated position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the principal implementation issues.  This statement did not have an impact on the Company’s consolidated position or results of operations.

(4)  SUBSCRIPTIONS RECEIVABLE

The Company has issued full recourse notes receivable to several employees and certain executives of the Company for the exercise of stock options and for the purchase restricted stock over the last several years.  These notes bear interest at rates of 5% with various repayment schedules ranging from monthly to ten years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission.   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in “Factors That May Affect Future Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

We have generated no material operating revenues since our inception, and do not expect any material operating revenues for the foreseeable future. As of March 31, 2002, we had an accumulated deficit of approximately $54.2 million. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies. We expect that the cost of our research and development activities will increase substantially as we continue activities relating to the development of our colorectal cancer screening tests and the extension of our technologies to several other forms of common cancers and pre-cancerous lesions. We are currently conducting a clinical trial that will include an estimated 5,000 average-risk patients from at least 40 academic and community–based practices, the costs of which will be borne by us, together with other smaller clinical studies.

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

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission (“SEC”), requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Revenue.  Revenue was $39,000 for the three months ended March 31, 2002.  This revenue is primarily composed of amortization of up-front technology license fees associated with an agreement signed in July 2001 with Laboratory Corporation of America Holdings, Inc. that is being amortized on a straight-line basis over the license period.

Cost of revenues.  Cost of services for the three months ended March 31, 2002 of $372 represents the estimated cost of performing three PreGen 26 colorectal screening tests.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $5.0 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001.  The increase for the three month period was primarily attributable to the initiation of our blinded multi-center clinical trial and included increases of $422,000 in personnel-related expenses, $285,000 in laboratory expenses, $1.6 million in clinical study expenses and $389,000 related to the leasing of additional laboratory space partially offset by a decrease of $228,000 in professional fees and expenses.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $2.3 million for the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001.  The decrease for the three month period was attributable primarily to a decrease of $186,000 in professional fees and expenses which is due to the completion of certain marketing initiatives and programs in early 2001.

Stock-based compensation.  Stock-based compensation decreased to $568,000 for the three months ended March 31, 2002, of which $141,000 related to research and development personnel and $427,000 related to general and administrative personnel.  Stock-based compensation was $1.1 million for the three months ended March 31, 2001, of which $232,000 related to research and development personnel and $820,000 related to selling, general and administrative personnel.

Interest income.  Interest income decreased to $275,000 for the three months ended March 31, 2002 from $778,000 for the three months ended March 31, 2001.  This decrease was primarily due to lower interest rates on our investments offset by an overall increase in our average cash and cash equivalents balances subsequent to our initial public offering in January 2001.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, as well as the completion of an initial public offering of our common stock in February 2001.  As of March 31, 2002, we had approximately $50.2 million in cash and cash equivalents.

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2002 and $3.9 million for the three months ended March 31, 2001.  This increase was primarily due to the increase in our research and development expenses.

Net cash used in investing activities was $369,000 for the three months ended March 31, 2002 and $1.4 million for the three months ended March 31, 2001.  For each of these periods, cash used in investing activities primarily reflected increased investment in our intellectual property portfolio and the expansion of our laboratory and office space.   The higher investment in property and

equipment for the three months ended March 31, 2001 reflects the expansion of our laboratory and office space as we began to prepare for the initiation of our blinded multi-center clinical trial and expanded our infrastructure to support future growth.

Net cash provided by financing activities was $251,000 for the three months ended March 31, 2002 and $50.7 million for the three months ended March 31, 2001.  For the three months ended March 31, 2002, this was primarily due to the repayment of stock subscription receivables.  For the three months ended March 31, 2001, this was primarily due to the completion of our initial public offering in February.

We expect that cash on hand at March 31, 2002 will be sufficient to fund our operations through 2003. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, and launching our marketing efforts. Our future capital requirements will depend on many factors, including the following:

•                                          the success of our clinical studies;

•                                          the scope of and progress made in our research and development activities; and

•                                          the successful commercialization of colorectal cancer screening tests based on our technologies.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As amended in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133.  SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities.  The EITF has also issued a number of derivative-related tentative and final consensuses.  These statements did not have an impact on the Company’s consolidated position or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 is effective January 1, 2002 and requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles, the reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  These statements did not have an impact on the Company’s consolidated position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the principal implementation issues.  This statement did not have an impact on the Company’s consolidated position or results of operations.

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results.

We are a development stage company and may never successfully commercialize any of our products or services or earn a profit.

We are a development stage company and have incurred losses since we were formed. From our date of inception on February 10, 1995 through March 31, 2002, we have accumulated a total deficit of approximately $54.2 million. Since our colorectal cancer screening tests are still in development, we do not expect to have any material revenue from the sale of our products and services until the second half of 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing high research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

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

Most clinical reference laboratories will not perform colorectal cancer screening tests using our products and licensing our technologies unless they are adequately reimbursed by third-party payors such as Medicare and managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our products and technologies are sensitive for colorectal cancer, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. To date, we have not secured any reimbursement approval for tests using our products and technologies from any third-party payor, nor do we expect any such approvals in the near future.

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

The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate specific reagents, such as ours, that react with a biological substance including those designed to identify a specific DNA sequence or protein.  Its regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, are exempt from the FDA’s pre-market review requirements. If the FDA were to decide to regulate in-house developed laboratory tests or decide to require pre-market approval or clearance of any analyte specific reagents, the commercialization of our products and services could be delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant it could result in regulatory warning, an imposition penalties or other enforcement actions. Similarly, if the FDA were to determine that our specimen container requires pre-market approval or clearance, the sale of our products and services could be delayed, halted or prevented and the FDA could impose penalties on us or seek other enforcement action. Finally, our analyte specific reagents will be subject to a number of FDA requirements, including a requirement to comply with the FDA’s quality system regulation which establishes extensive regulations for quality control and manufacturing procedures. Failure to comply with these regulations could subject us to enforcement action. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team,  including Don M. Hardison, our President and Chief Executive Officer, John A. McCarthy, Jr., our Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, and Anthony P. Shuber, our Senior Vice President and Chief Technology Officer. Anthony P. Shuber, together with Stanley N. Lapidus, our Chairman, have been critical to the development of our technologies and business. Mr. Hardison, who joined us in May 2000, and Mr. McCarthy, who joined us in October 2000, are key additions to our management team and will be critical to directing and managing our growth and development in the future. We have no employment agreements with any of Messrs. Lapidus, Hardison, McCarthy or Shuber, however, each has signed a non-disclosure and assignment of intellectual property agreement and non-compete agreement. We also have a severance agreement with each of Messrs. Lapidus, Hardison, McCarthy and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and our testing process and as we attempt to transition from a development company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

As of March 31, 2002, we had 20 issued patents and 34 pending patent applications in the United States. We also had 5 issued foreign patents and 100 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

A third-party institution has asserted co-inventorship rights with respect to one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending this or other challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

Third parties may assert infringement or other intellectual property claims against our licensors or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. We currently have 20 issued U.S. patents and 34 pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

Healthcare policy has been a subject of discussion in the executive and legislative branches of the federal and many state governments. We developed a staged commercialization strategy for our colorectal cancer screening tests based on existing healthcare policies. Changes in healthcare policy, if implemented, could substantially delay the use of our tests, increase costs, and divert management’s attention. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

As of March 15, 2002, our executive officers, directors and principal stockholders and their affiliates together control approximately 37.9% of our outstanding common stock, without giving effect to the exercise of outstanding options under our stock plans. As a result, these stockholders, if they act together, will have significant influence over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.

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

Part II - Other Information

Item 5.  Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  We have been advised that our Chairman of the Board of Directors, Stanley N. Lapidus entered into a trading plan for the period included in this report in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6.  Exhibits and Reports on Form 8-K

(a)               Exhibits

None.

(b)        Reports on Form 8-K.

During the quarter ended March 31, 2002, we filed one report on Form 8-K, dated January 24, 2002, which announced a conference call to discuss our fourth quarter and annual 2001 financial results.  We filed no other reports on Form 8-K during the quarter ended March 31, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

	By:	/s/ John A. McCarthy, Jr.
Date: April 24, 2002		John A. McCarthy, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)