Form 10-Q
period 2002-06-30
EXACT SCIENCES CORP
filed 2002-08-14
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        As of August 12, 2002, the Registrant had 19,039,732 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

INDEX

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002 (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2002 and the Period from Inception (February 10, 1995) to June 30, 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002 and the Period from Inception (February 10, 1995) to June 30, 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Part II - Other Information

Item 2.	Changes in Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	December	June
	31, 2001	30, 2002
Assets
Current Assets:
Cash and cash equivalents	$56,842,722	$57,959,942
Prepaid expenses	721,179	1,183,146
Total current assets	57,563,901	59,143,088
Property and Equipment, at cost:
Laboratory equipment	2,497,113	3,112,331
Office and computer equipment	1,178,153	1,223,329
Leasehold improvements	581,102	795,794
Furniture and fixtures	211,530	206,226
	4,467,898	5,337,680
Less—Accumulated depreciation and amortization	(1,883,783)	(2,539,413)
	2,584,115	2,798,267
Patent Costs, Net and Other Assets	2,952,221	2,831,098
	$63,100,237	$64,772,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,176,440	$1,427,851
Accrued expenses	2,407,367	2,985,355
Deferred licensing fees, current portion	549,625	1,620,693
Total current liabilities	4,133,432	6,033,899

Deferred Licensing Fees, less current portion	—	7,303,370

Stockholders’ Equity:
Common stock, $0.01 par value	187,908	190,272
Additional paid-in capital	110,497,193	117,167,748
Treasury stock	(8,353)	(12,290)
Subscriptions receivable	(946,433)	(751,704)
Deferred compensation	(4,179,405)	(3,114,075)
Deficit accumulated during the development stage	(46,584,105)	(62,044,767)
Total stockholders’ equity	58,966,805	51,435,184
	$63,100,237	$64,772,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					Period from
					Inception
					(February 10,
					1995) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2001	2002	2001	2002	2002

Revenue	$—	$39,956	$—	$79,222	$130,092
Cost of revenues	—	1,905	—	2,277	2,277
Gross margin	—	38,051	—	76,945	127,815

Operating Expenses:
Research and development	2,849,562	5,065,822	5,392,377	10,108,602	36,900,789
Selling, general and administrative	2,606,416	2,534,409	5,189,481	4,823,838	22,716,094
Stock-based compensation (1)	1,054,731	544,052	2,106,667	1,111,853	8,100,931
	6,510,709	8,144,283	12,688,525	16,044,293	67,717,814

Loss from operations	(6,510,709)	(8,106,232)	(12,688,525)	(15,967,348)	(67,589,999)

Interest Income	799,725	231,455	1,577,382	506,686	5,545,232
Net loss	$(5,710,984)	$(7,874,777)	$(11,111,143)	$(15,460,662)	$(62,044,767)

Net Loss Per Share:
Basic and diluted	$(0.32)	$(0.43)	$(0.74)	$(0.85)

Weighted Average Common Shares
Outstanding - Basic and diluted	17,817,844	18,376,369	15,003,548	18,270,694

(1) The following summarizes the departmental allocation of stock-based compensation:

Research and development	$234,993	$117,026	$467,191	$257,801	$1,976,270
General and administrative	819,738	427,026	1,639,476	854,052	6,124,661
Total	$1,054,731	$544,052	$2,106,667	$1,111,853	$8,100,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			Inception
			(February 10,
			1995) to
	Six Months Ended June 30,		June 30,
	2001	2002	2002
Cash Flows from Operating Activities:
Net loss	$(11,111,143)	$(15,460,662)	$(62,044,767)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization expense	398,772	906,843	3,168,256
Non-cash stock-based compensation expense	2,106,667	1,111,853	7,751,787
Amortization of licensing fees	—	(75,562)	(125,937)
Non-cash expense associated with issuance of warrants	—	—	349,478
Changes in assets and liabilities:
Prepaid expenses	312,548	(461,967)	(1,183,146)
Accounts payable	(102,607)	251,411	1,427,851
Deferred license fees	—	15,000,000	15,600,000
Accrued expenses	554,932	577,988	2,985,355
Net cash provided by (used in) operating activities	(7,840,831)	1,849,904	(32,071,123)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,641,784)	(872,736)	(5,323,683)
Increase in patent costs and other assets	(323,903)	(127,136)	(3,268,726)
Net cash used in investing activities	(1,965,687)	(999,872)	(8,592,409)

Cash Flows from Financing Activities:
Payments on capital lease bligations	—	—	(16,951)
Net proceeds from sale of common stock	50,565,634	—	50,638,077
Net proceeds from sale of preferred stock			47,157,703
Proceeds from exercise of common stock options and purchase plans	2,230	76,396	471,276
Purchase of treasury shares	(8,352)	(3,937)	(12,290)
Repayment of stock subscription receivable	10,061	194,729	385,659
Net cash provided by financing activities	50,569,573	267,188	98,623,474
Net Increase in Cash and Cash Equivalents	40,763,055	1,117,220	57,959,942
Cash and Cash Equivalents, beginning of period	26,469,866	56,842,722	—
Cash and Cash Equivalents, end of period	$67,232,921	$57,959,942	$57,959,942

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Sale of restricted stock through issuance of notes receivable	$49,931	$—	$1,120,179
Issuance of warrants to purchase common stock	$—	$6,550,000	$6,738,261
Purchase of treasury shares through the forgiveness of notes	$—	$—	$2,600
Equipment purchased through capital lease obligations	$—	$—	$16,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(Unaudited)

(1) ORGANIZATION

                EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company is in the development stage and applies proprietary genomic technologies to the early detection of several types of common cancers. The Company has selected colorectal cancer as the first application of its technology platform.

The Company is devoting substantially all of its efforts toward product research and development, raising capital and marketing products under development. The Company has not generated substantive product licensing revenue to date and is subject to a number of risks similar to those of other development–stage companies, including dependence on key individuals and the need for the continued development of commercially usable products. On February 5, 2001, the Company completed an initial public offering of 4,000,000 shares of its common stock at $14.00 per share. The Company received net proceeds of approximately $50.6 million after deducting the underwriters’ commission and issuance costs. Upon consummation of the initial public offering, all shares of preferred stock outstanding automatically converted into 11,889,135 shares of common stock.

(2) LICENSE AGREEMENT

On June 26, 2002, the Company entered into a license agreement with Laboratory Corporation of America Holdings®, Inc. (“LapCorp”) for an exclusive, long-term strategic partnership between the parties to commercialize PreGen-Plus™, the Company’s proprietary, non-invasive technology for the early detection of colorectal cancer in the average-risk population.  Pursuant to the license agreement, the Company agreed to license to LabCorp all U.S. and Canadian patent and patent applications owned by the Company relating to its PreGen-Plus™ technology for the detection of colorectal cancer in an average-risk population.  The license is exclusive for a five year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LapCorp has agreed to pay the Company certain upfront payments, milestone and performance-based payments, and a per test royalty rate.  An initial payment of $15 million was made by LabCorp upon the signing of the agreement, and a second payment of $15 million is to be made upon the commericial launch of PreGen-Plus.  In addition, milestone payments from LabCorp totaling $30 million will be based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and $15 million will be based upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the partnership, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6,550,000 under the Black-Scholes option pricing model which has been recorded as a reduction in the initial upfront deferred license fee of $15 million.

The Company will amortize the first two payments of $30 million, net of the $6,550,000 value of the warrant, as license fee revenue over the remaining exclusive license period.  The milestone and performance-based payments, along with the royalty fee on each test performed by LabCorp, will be recorded as revenue when earned and paid.

(3) BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three and six-months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2002.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  Cash equivalents consist primarily of money market funds at December 31, 2001 and June 30, 2002.

Net Loss Per Share

                Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.  Stock options to purchase a total of 2,252,963, and 2,892,954 common shares and 838,660 and 490,635 unvested restricted shares have therefore been excluded from the computations of diluted weighted average shares outstanding for the three months ended June 30, 2001 and 2002, respectively.

Pro Forma Net Loss

                The Company’s historical capital structure is not indicative of its capital structure subsequent to its initial public offering due to the automatic conversion of all shares of preferred stock into 11,889,135 shares of common stock concurrent with the closing of the Company’s initial public offering on February 5, 2001. Accordingly, pro forma net loss per share is presented below for the three and six months ended June 30, 2001 and 2002, assuming the conversion of all outstanding shares of preferred stock into common stock upon the closing of the Company’s initial public offering using the if-converted method from the respective dates of issuance.

                The following table reconciles the Company’s pro forma net loss, which excludes non-cash stock-based compensation, and the pro forma weighted average common shares outstanding used in the computation of pro forma basic and diluted net loss per share to the net loss and weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Net loss	$(5,710,984)	$(7,874,777)	$(11,111,143)	$(15,460,662)
Stock-based compensation	1,054,731	544,052	2,106,667	1,111,853
Pro forma net loss	$(4,656,253)	$(7,330,725)	$(9,004,476)	$(14,348,809)

Weighted average shares outstanding	17,817,844	18,165,019	15,003,548	18,270,694
Weighted conversion of preferred stock to common stock	—	—	2,047,573	—

Pro forma weighted average shares outstanding	17,817,844	18,165,019	17,051,121	18,270,694

Pro forma basic and diluted net loss per share	$(0.26)	$(0.40)	$(0.53)	$(0.79)

Revenue Recognition

The Company’s revenue for the three and six months ended June 30, 2002 is primarily composed of amortization of up-front technology license fees associated with LabCorp which are being amortized on a straight-line basis over the license period. Fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as income on a straight-line basis over the license period.  Revenue from milestone or other performance payments is recognized as earned in accordance with the terms of the related agreements.  In addition, the Company recognizes revenues from performing testing upon delivery of the results to the prescribing physician provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

Segment Information

                The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company’s chief decision–maker, as defined under SFAS No. 131, is a combination of the chairman, vice president and chief financial officer and president. The Company has determined that it conducts its operations in one business segment. The Company conducts its business in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

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

(5)  SUBSCRIPTIONS RECEIVABLE

The Company has issued full recourse notes receivable to several employees and certain executives of the Company for the exercise of stock options and for the purchase of restricted stock over the last several years.  These notes bear interest at a rate of 5% with various repayment schedules ranging from monthly to ten years.

(6)  WARRANTS

In conjunction with the creation of an exclusive, long-term strategic partnership with LabCorp to commercialize PreGen-Plus, the Company issued a warrant to purchase 1,000,000 shares of common stock, exercisable over the next three years at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6,550,000 under the Black-Scholes model which has been recorded as a reduction in the initial upfront deferred license fee of $15 million received upon signing the agreement and will amortize this amount over the exclusive license period.

During the second quarter of 2002, three warrants to purchase an aggregate 88,125 shares of common stock at an average exercise price of $9.28 per share were exercised utilizing the net settlement (cashless) election per the warrant agreements which resulted in the Company issuing 31,215 shares of common stock.

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

Overview

                We apply proprietary genomic technologies to the early detection of common cancers. We have selected colorectal cancer screening as the first application of our technology platform. Since our inception on February 10, 1995, our principal activities have included:

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

                                                •              hiring management and other support personnel; and

                                                •              raising capital.

                We intend to license our proprietary technologies to leading clinical reference laboratories to enable them to develop tests. We intend to also package our technologies and seek approval for diagnostic test kits with which any clinical laboratory could conduct our tests.

                We have generated no material operating revenues since our inception, and do not expect any material product licensing revenues until the second half of 2003. As of June 30, 2002, we had an accumulated deficit of approximately $62.0 million. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives.

                Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies. We expect that the cost of our research and development activities will increase from historical 2001 levels as we continue activities relating to the development of our colorectal cancer screening tests and the extension of our technologies to several other forms of common cancers and pre-cancerous lesions. We are currently conducting a clinical trial that will include an estimated 5,000 average-risk patients from over 60 academic and community–based practices, the costs of which will be borne by us, together with other smaller clinical studies.

                Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect general and administrative expenses to increase as we hire additional personnel and build our infrastructure to support future growth.

                Stock–based compensation expense, a non-cash expense, represents the difference between the exercise price and fair value of common stock on the date of grant. The stock compensation is being amortized over the vesting period of the applicable options, which is generally 60 months.  Currently, we expect to recognize stock-based compensation expense related to employee, consultant and director options of approximately $2.1 million, $1.3 million, $600,000 and $200,000 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

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

                Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. As we are a development stage company, the areas that require the greatest degree of management judgment are the assessment of the recoverability of long lived assets, primarily intellectual property, and the realization, if any, of our net deferred tax assets.

                Patent costs, which historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are approved over an estimated useful life of five years. In November 2001, however, the Company purchased certain intellectual property of MT Technologies (formerly known as Mosaic Technologies, Inc.) relating to its Hybrigel technology which consisted of 4 issued patents and 40 pending patent applications.  The purchase price for the assets consisted of $1.3 million in cash and warrants to purchase 40,000 shares of common stock immediately, exercisable over a three-year period, at an exercise price of $7.33 per share which the Company valued at $188,261 in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, using the Black-Scholes option pricing model.  Capitalized patent costs related to patents which are not issued or are no longer pursued by the Company are expensed upon disapproval or upon a decision by us to no longer pursue the patent.

                A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income within the next two years in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of tax benefit and a reduction to our effective tax rate.

                We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

                Revenue.  Revenue was $40,000 and $79,000 for the three and six months ended June 30, 2002, respectively.  This revenue is primarily composed of amortization of up-front technology license fees associated with an agreement signed in July 2001 with LabCorp that is being amortized on a straight-line basis over the license period.

                Cost of revenues.  Cost of services for the three and six months ended June 30, 2002 of $2,000 represents the estimated cost of performing PreGen colorectal screening tests at our facility.

                Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $5.1 million for the three months ended June 30, 2002 from $2.8 million for the three months ended June 30, 2001.  The increase for the three month period was primarily attributable to the initiation of our blinded multi-center clinical trial and included increases of $279,000 in personnel-related expenses, $355,000 in laboratory expenses, $1.4 million in clinical study expenses and $356,000 related to the leasing of additional laboratory space partially offset by a decrease of $225,000 in professional fees and expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $10.1 million for the six months ended June 30, 2002 from $5.4 million for the six months ended June 30, 2001.  The increase for the six month period was primarily attributable to the initiation of our blinded multi-center clinical trial and included increases of $701,000 in personnel-related expenses, $640,000 in laboratory expenses, $3.0 million in clinical study expenses and $745,000 related to the leasing of additional laboratory space partially offset by a decrease of $498,000 in professional fees and expenses.

                Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $2.5 million for the three months ended June 30, 2002 from $2.6 million for the three months ended June 30, 2001.  The decrease for the three month period was attributable primarily to a decrease of $157,000 in professional fees and expenses which is due to the completion of certain marketing initiatives and programs in early 2001.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $4.8 million for the six months ended June 30, 2002 from $5.2 million for the six months ended June 30, 2001.  The decrease for the six month period was attributable primarily to decreases of $180,000 in personnel-related expenses and $91,000 in office related expenses.

                Stock-based compensation.  Stock-based compensation decreased to $544,000 for the three months ended June 30, 2002 form $1.1 million for the three months ended June 30, 2001.  Stock-based compensation decreased to $1.1 million for the six months ended June 30, 2002 from $2.1 million for the six months ended June 30, 2001.  The primary reason for this decrease is the accelerated method of amortization we are using to expense this cost.

                Interest income.  Interest income decreased to $231,000 for the three months ended June 30, 2002 from $800,000 for the three months ended June 30, 2001.  This decrease was primarily due to lower interest rates on our investments.  Interest income decreased to $507,000 for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001.  This decrease was primarily due to lower interest rates on our investments and overall decrease in our average cash and cash equivalents balances.

Liquidity and Capital Resources

                We have financed our operations since inception primarily through private sales of preferred stock, as well as the completion of an initial public offering of our common stock in February 2001.  As of June 30, 2002, we had approximately $58.0 million in cash and cash equivalents.

                Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2002 while net cash used in  operating activities was $7.8 million for the six months ended June 30, 2001.  Excluding the impact of the upfront deferred licensing fee of $15 million from LabCorp, net cash used in operating activities would have been $13.2 million for the six months ended June 30, 2002.  This increase was primarily due to the increase in our operating losses due to the increase in research and development expenses.

                Net cash used in investing activities was $1.0 million for the six months ended June 30, 2002 and $2.0 million for the six months ended June 30, 2001.  For each of these periods, cash used in investing activities primarily reflected increased investment in our intellectual property portfolio and the expansion of our laboratory and office space.  The higher investment in property and equipment for the six months ended June 30, 2001 reflects the expansion of our laboratory and office space as we began to prepare for the initiation of our blinded multi-center clinical trial and expanded our infrastructure to support future growth.

                Net cash provided by financing activities was $267,000 for the six months ended June 30, 2002 and $50.6 million for the six months ended June 30, 2001.  For the six months ended June 30, 2002, this was primarily due to the repayment of $195,000 in stock subscription receivables and the exercise of stock options which resulted in proceeds of $76,000.  For the six months ended June 30, 2001, this was primarily due to the completion of our initial public offering in February.

                We expect that cash on hand at June 30, 2002, together with the additional milestone payments expected from LabCorp will be sufficient to fund our operations for the foreseeable future. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, and launching our marketing efforts. Our future capital requirements will depend on many factors, including the following:

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

                We are a development stage company and have incurred losses since we were formed. From our date of inception on February 10, 1995 through June 30, 2002, we have accumulated a total deficit of approximately $62.0 million. Since our colorectal cancer screening tests are still in development, we do not expect to have any material revenue from the sale of our products and services until the second half of 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing high research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

Dependence on collaborative relationships

We have a strategic partnership agreement with Laboratory Corporation of America Holdings (LabCorp) whereby we license certain technologies to LabCorp that are key to the commercialization of PreGen PlusTM, the Company’s proprietary, non-invasive technology for the early detection of colorectal cancer in the average-risk population.  The license to LabCorp is exclusive for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, we would incur significant delays and expense in the commercialization of PreGen Plus and we cannot guarantee that we would be able to enter into a similar agreement to effectively commercialize this technology. Further, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue thresholds, within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

                In addition, if LabCorp or any other party with which the Company has established collaborative agreements were unable to satisfy its contractual obligations to the Company, there can be no assurance that the Company would be able to negotiate substantially similar collaborative agreements with other third parties on acceptable terms, if at all, or that any such new collaborative agreements would be successful.  While the Company believes its collaborators will succeed in performing their contractual responsibilities, the amount of resources to be devoted to these activities will not be within the Company’s control. Consequently, there can be no assurance that any of the Company’s current collaborative arrangements will be continued or not terminated early or that the Company will be able to enter into future collaborations.  The failure to do so could have a material adverse effect on he Company’s business, results of operations and financial condition.

If our clinical studies do not prove the superiority of our technologies, we may never sell our products and services.

                In the third quarter of 2001, we initiated a blinded multi–center clinical study that will include approximately 5,000 patients with average-risk profiles.  In October 2001, we also signed a Clinical Trial Agreement with the Mayo Clinic in which our genomics-based colorectal cancer technology will be the subject of an independent study by Mayo Clinic for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. This three-year study will involve approximately 4,000 patients at average risk for developing colorectal cancer, and compare the results of our non-invasive, genomics-based screening technology with those of the fecal occult blood test, a common first-line colorectal cancer screening option. The results of these clinical studies may not show that tests using our technologies are superior to existing screening methods.  In that event, we will have to devote significant financial and other resources to further research and development. In addition, we may experience delays in the commercialization of tests using our technologies or commercialization may never occur. Our earlier clinical studies were small and included samples from high–risk patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our planned clinical study, which will include substantially more samples and average–risk patients.

We may be unable to recruit a sufficient number of patients for our planned average–risk clinical study.

                We initiated a blinded multi–center clinical study of approximately 5,000 average–risk patients in the third quarter of 2001. If we are unable to enroll a sufficient number of average risk patients, we will be unable to validate the superiority of our technologies, which would make it difficult to sell our products and services. Despite the availability of colorectal cancer screening methods today, most Americans who are recommended for colorectal cancer screening do not get screened. Participants in our clinical study will only have an average risk of developing colorectal cancer, yet will have to undergo a colonoscopy. This procedure requires sedation and causes patient discomfort. We cannot guarantee that we will be able to recruit patients on a timely basis, if at all.

If Medicare and other third–party payors, including managed care organizations, do not provide adequate reimbursement for our products and services, most clinical reference laboratories will not use our products or license our technologies to perform cancer screening tests.

                Most clinical reference laboratories will not perform colorectal cancer screening tests using our products and licensing our technologies unless they are adequately reimbursed by third–party payors such as Medicare and managed care organizations. There is significant uncertainty concerning third–party reimbursement for the use of any test incorporating new technology. Reimbursement by a third–party payor may depend on a number of factors, including a payor’s determination that tests using our products and technologies are sensitive for colorectal cancer, not experimental or investigational, medically necessary, appropriate for the specific patient and cost–effective. To date, we have not secured any reimbursement approval for tests using our products and technologies from any third–party payor, nor do we expect any such approvals in the near future.

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

                Currently, colorectal cancer screening tests using our technologies are very expensive because they are labor–intensive and use highly complex and expensive reagents. In order to generate significant profits and make our technologies more attractive to potential partners, we will need to reduce substantially the costs of tests using our technologies through significant automation of key operational processes and other cost savings procedures. If we fail to sufficiently reduce costs, tests using our technologies either may not be commercially viable or may generate little, if any, profitability.

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

                The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate specific reagents, such as ours, that react with a biological substance including those designed to identify a specific DNA sequence or protein.  Its regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, are exempt from the FDA’s pre-market review requirements. If the FDA were to decide to regulate in–house developed laboratory tests or decide to require pre-market approval or clearance of any analyte specific reagents, the commercialization of our products and services could be delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant it could result in regulatory warning, an imposition penalties or other enforcement actions. Similarly, if the FDA were to determine that our specimen container requires pre-market approval or clearance, the sale of our products and services could be delayed, halted or prevented and the FDA could impose penalties on us or seek other enforcement action. Finally, our analyte specific reagents will be subject to a number of FDA requirements, including a requirement to comply with the FDA’s quality system regulation which establishes extensive regulations for quality control and manufacturing procedures. Failure to comply with these regulations could subject us to enforcement action. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

                Currently, we have 22 issued patents and 32 pending patent applications in the United States. We also have 6 issued foreign patents and 111 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

                A third–party institution has asserted co–inventorship rights with respect to one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending this or other challenges made in connection with our patents and patent applications. Any successful third–party challenge to our patents could result in co–ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third–party institution have filed a joint patent application that is co–owned by us and that third–party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso–pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada. Co–ownership of a patent allows the co–owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

                Third parties may assert infringement or other intellectual property claims against our licensors or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. We currently have 22 issued U.S. patents and 32 pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications for technology covered by our pending applications. There may be third–party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third–party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our inability to raise additional capital on acceptable terms in the future may limit our growth

                Although we believe that the Company will not need to raise additional funds from the capital markets, if our capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies.  Our inability to raise capital would seriously harm our business and development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operations. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may have to restrict our operations significantly or obtain funds by entering into agreements on unattractive terms. Further, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

Our executive officers, directors and principal stockholders own a significant percentage of our Company and could exert significant influence over matters requiring stockholder approval.

                As of June 30, 2002, our executive officers, directors and principal stockholders and their affiliates together control approximately 26.7% of our outstanding common stock, without giving effect to the exercise of outstanding options under our stock plans. As a result, these stockholders, if they act together, will have significant influence over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.

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

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

In June 2002, we issued a warrant to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $16.09 per share to one investor. The warrant was issued in connection with the strategic partnership with LabCorp.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 13 2002, at our annual meeting of stockholders, the stockholders elected as Class II directors, each to serve for a three-year term, the following individuals: Richard W. Barker (16,146,285 shares for; 31,429 shares withheld) and Lance Willsey (16,146,285 shares for; 31,429 shares withheld).

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

4.1	Warrant between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002.
10.1*	Agreement between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential Treatment requested for certain portions of this Agreement which have been omitted and filed separately with the Securities and Exchange Commission.

(b)           Reports on Form 8-K.

(1) A current report on Form 8-K filed on April 18, 2002, announced a conference call to discuss our first quarter of 2002 financial results.

(2) A current report on Form 8-K filed on May 14, 2002, announced the dismissal of our independent auditors, Arthur Andersen, LLP and the engagement of Ernst & Young, LLP as our independent auditors.

(3) A current report on Form 8-K filed on June 27, 2002, announced that we entered into a strategic alliance and related common stock warrant with LabCorp.

We filed no other reports on Form 8-K during the quarter ended June 30, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

	By:	/s/ John A. McCarthy, Jr.
Date: August 12, 2002		John A. McCarthy, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)