Form 10-Q
period 2002-09-30
EXACT SCIENCES CORP
filed 2002-11-14
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(978) 897-2800
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

                                                                Yes  ☒     No  ☐

As of November 13, 2002, the Registrant had 19,048,067 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

INDEX

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002 (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2002 and the Period from Inception (February 10, 1995) to September 30, 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2002 and the Period from Inception (February 10, 1995) to September 30, 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures and Certifications

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2001	September 30, 2002
Assets
Current Assets:
Cash and cash equivalents	$56,842,722	$24,415,727
Short-term investments	—	26,617,855
Interest receivable	—	534,245
Prepaid expenses	721,179	761,150
Total current assets	57,563,901	52,328,977
Property and Equipment, at cost:
Laboratory equipment	2,497,113	3,214,150
Office and computer equipment	1,178,153	1,266,124
Leasehold improvements	581,102	810,437
Furniture and fixtures	211,530	206,226
	4,467,898	5,496,937
Less—Accumulated depreciation and amortization	(1,883,783)	(3,004,757)
	2,584,115	2,492,180
Patent Costs, Net and Other Assets	2,952,221	2,888,731
	$63,100,237	$57,709,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,176,440	$1,047,060
Accrued expenses	2,407,367	3,311,405
Deferred licensing fees, current portion	549,625	1,620,680
Total current liabilities	4,133,432	5,979,145

Deferred Licensing Fees, less current portion	—	6,898,213

Stockholders’ Equity:
Common stock, $0.01 par value	187,908	190,617
Additional paid-in capital	110,497,193	117,443,162
Treasury stock	(8,353)	(12,290)
Subscriptions receivable	(946,433)	(724,763)
Deferred compensation	(4,179,405)	(2,581,410)
Unrealized losses on investments	—	(24,343)
Deficit accumulated during the development stage	(46,584,105)	(69,458,443)
Total stockholders’ equity	58,966,805	44,832,530
	$63,100,237	$57,709,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (February 10, 1995) to September 30,
	2001	2002	2001	2002	2002

Revenue	$13,089	$409,479	$13,089	$488,701	$539,571
Cost of revenues	—	4,158	—	6,435	6,435
Gross profit	13,089	405,321	13,089	482,266	533,136

Operating Expenses:
Research and development	3,535,013	5,130,706	8,927,390	15,239,308	42,031,495
Selling, general and administrative	1,964,695	2,395,733	7,154,176	7,219,571	25,111,827
Stock-based compensation(1)	865,887	543,870	2,972,554	1,655,723	8,644,801
	6,365,595	8,070,309	19,054,120	24,114,602	75,788,123

Loss from operations	(6,352,506)	(7,664,988)	(19,041,031)	(23,632,336)	(75,254,987)

Interest Income	623,128	251,312	2,200,510	757,998	5,796,544
Net loss	$(5,729,378)	$(7,413,676)	$(16,840,521)	$(22,874,338)	$(69,458,443)

Net Loss Per Share:
Basic and diluted	$(0.32)	$(0.40)	$(1.05)	$(1.25)

Weighted Average Common Shares Outstanding - Basic and diluted	17,886,920	18,550,699	15,965,136	18,364,029

(1)  The following summarizes the departmental allocation of stock-based compensation:

Research and development	$211,802	$116,844	$678,993	$374,645	$2,093,114
General and administrative	654,085	427,026	2,293,561	1,281,078	6,551,687
Total	$865,887	$543,870	$2,972,554	$1,655,723	$8,644,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,		Period from Inception (February 10, 1995) to September
	2001	2002	30, 2002
Cash Flows from Operating Activities:
Net loss	$(16,840,521)	$(22,874,338)	$(69,458,443)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation and amortization expense	724,024	1,497,510	3,758,923
Non-cash stock-based compensation expense	2,972,554	1,655,723	8,295,657
Amortization of licensing fees	(12,594)	(480,732)	(531,107)
Non-cash expense associated with issuance of warrants	—	—	349,478
Changes in assets and liabilities:
Prepaid expenses	(469,338)	(80,049)	(801,228)
Interest receivable	—	(494,167)	(494,167)
Accounts payable	188,835	(129,380)	1,047,060
Deferred license fees	300,000	15,000,000	15,600,000
Accrued expenses	1,082,149	1,004,038	3,411,405
Net cash used in operating activities	(12,054,891)	(4,901,395)	(38,822,422)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,073,351)	(1,031,992)	(5,482,939)
Purchases of marketable securities	—	(26,642,198)	(26,642,198)
Increase in patent costs and other assets	(414,634)	(310,093)	(3,451,683)
Net cash used in investing activities	(2,487,985)	(27,984,283)	(35,576,820)
Cash Flows from Financing Activities:
Payments on capital lease obligations	—	—	(16,951)
Net proceeds from sale of common stock	50,557,738	—	50,638,077
Net proceeds from sale of preferred stock	—	—	47,157,703
Proceeds from exercise of common stock options and purchase plans	146,166	240,950	635,830
Purchase of treasury shares	(8,352)	(3,937)	(12,290)
Repayment of stock subscription receivable	14,001	221,670	412,600
Net cash provided by financing activities	50,709,553	458,683	98,814,969
Net Increase in Cash and Cash Equivalents	36,166,677	(32,426,995)	24,415,727
Cash and Cash Equivalents, beginning of period	26,469,866	56,842,722	—
Cash and Cash Equivalents, end of period	$62,636,543	$24,415,727	$24,415,727

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Sale of restricted stock through issuance of notes receivable	$49,931	$—	$1,120,179
Issuance of warrants to purchase common stock	$—	$6,550,000	$6,738,261
Purchase of treasury shares through the forgiveness of notes	$—	$—	$2,600
Equipment purchased through capital lease obligations	$—	$—	$16,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
September 30, 2002

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company is in the development stage and applies proprietary genomic technologies to the early detection of colorectal cancers. The Company has selected colorectal cancer as the first application of its technology platform.

The Company is devoting substantially all of its efforts toward product research and development and marketing products under development. The Company has not generated substantive product licensing revenue to date and is subject to a number of risks similar to those of other development-stage companies, including dependence on key individuals and the need for the continued development of commercially usable products. On February 5, 2001, the Company completed an initial public offering of 4,000,000 shares of its common stock at $14.00 per share. The Company received net proceeds of approximately $50.6 million after deducting the underwriters’ commission and issuance costs. Upon consummation of the initial public offering, all shares of preferred stock outstanding automatically converted into 11,889,135 shares of common stock.

(2) LICENSE AGREEMENT

On June 26, 2002, the Company entered into a license agreement with Laboratory Corporation of America® Holdings (“LabCorp®”) for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus™, the Company’s proprietary, non-invasive technology for the early detection of colorectal cancer in the average-risk population.  Pursuant to the license agreement, the Company agreed to license to LabCorp all U.S. and Canadian patent and patent applications owned by the Company relating to its PreGen-Plus technology for the detection of colorectal cancer in an average-risk population.  The license is exclusive for a five-year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LabCorp has agreed to pay the Company certain upfront, milestone and performance-based payments, and a per-test royalty rate.  LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million is to be made upon the commercial launch of PreGen-Plus.  In addition, milestone payments from LabCorp totaling $30 million will be based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and $15 million will be based upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the strategic alliance, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6,550,000 under the Black-Scholes option-pricing model which has been recorded as a reduction in the initial upfront deferred license fee of $15 million.

The Company will amortize the first two payments of $15 million, net of the $6,550,000 value of the warrant, as license fee revenue over the remaining exclusive license period.  The milestone and performance-based payments, as well as the royalty fee on each test performed by LabCorp, will be recorded as revenue when earned and paid.

(3) BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 26, 2002.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  Cash equivalents consist primarily of money market funds at December 31, 2001 and September 30, 2002.

Short-term Investments

The Company accounts for its investments in securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income.  The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method.  Such amortization is included in investment income.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.  The cost of securities sold is based on the specific identification method.  Interest and dividends on securities classified as available-for-sale are included in investment income.

All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale.  The objectives of this portfolio are to provide liquidity and safety of principal for the Company while striving to achieve the highest rate of return to the Company, consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

For the three and nine months ended September 30, 2002, the gross unrealized losses on available-for-sale securities totaled approximately $24,000 while there were no realized gains or losses on the sales of available-for sale securities.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.  Stock options to purchase a total of 2,214,077, and 2,847,556 common shares and 746,108 and 412,010 unvested restricted shares have therefore been excluded from the computations of diluted weighted average shares outstanding for the three months ended September 30, 2001 and 2002, respectively.

Pro Forma Net Loss

The Company’s historical capital structure is not indicative of its capital structure subsequent to its initial public offering due to the automatic conversion of all shares of preferred stock into 11,889,135 shares of common stock concurrent with the closing of the Company’s initial public offering on February 5, 2001. Accordingly, pro forma net loss per share is presented below for the nine months ended September 30, 2001, assuming the conversion of all outstanding shares of preferred stock into common stock upon the closing of the Company’s initial public offering using the if-converted method from the respective dates of issuance.

The following table reconciles the Company’s pro forma net loss, which excludes non-cash stock-based compensation, and the pro forma weighted average common shares outstanding used in the computation of pro forma basic and diluted net loss per share to the net loss and weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net loss	$(5,729,378)	$(7,413,676)	$(16,840,521)	$(22,874,338)
Stock-based compensation	865,887	543,870	2,972,554	1,655,723
Pro forma net loss	$(4,863,491)	$(6,869,806)	$(13,867,967)	$(21,218,615)

Weighted average shares outstanding	17,886,920	18,550,699	15,965,136	18,364,029
Weighted conversion of preferred stock to common stock	—	—	1,365,048	—
Pro forma weighted average shares outstanding	17,886,920	18,550,699	17,330,184	18,364,029

Pro forma basic and diluted net loss per share	$(0.27)	$(0.37)	$(0.80)	$(1.16)

Revenue Recognition

The Company’s revenue for the three and nine months ended September 30, 2002 is primarily composed of amortization of up-front technology license fees associated with the Company’s strategic alliance with LabCorp which are being amortized on a straight-line basis over the license periods. Fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as income on a straight-line basis over the license period.  Revenue from milestone and other performance-based payments, as well as per-test royalty fees on each test performed by LabCorp, will be recognized as revenue when earned and paid in accordance with the terms of the related agreements.

In addition, the Company recognizes revenue from performing tests in its facility upon delivery of the results to the prescribing physician provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable has occurred.

Clinical Trial Accrual

The Company accrues the estimated cost of patient recruitment associated with its large multi-center clinical trial as patients are enrolled in the trial.  These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical trial.  As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income (loss). For the Company, comprehensive loss consists of net loss and the change in unrealized gains and losses on available-for-sale securities. Prior to June 30, 2002, the Company had no available-for-sale securities and net loss equaled comprehensive loss. For the three and nine months ended September 30, 2002, total comprehensive loss was $24,343 greater than the net loss.

Segment Information

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires companies to report selected information about operating segments, as well as enterprise-wide disclosures about products, services, geographic areas and major customers. Operating segments are determined based on the way management organizes its business for making operating decisions and assessing performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is a combination of the President and Chief Executive Officer and Chief Financial Officer. The Company has determined that it conducts its operations in one business segment. The Company conducts its business in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  This SFAS develops one accounting model for long-lived assets that are to be disposed of by sale as well as addressing the principal implementation issues.  This statement did not have an impact on the Company’s consolidated position or results of operations for the nine months ended September 30, 2002.

(5) SUBSCRIPTIONS RECEIVABLE

The Company has full recourse notes receivable issued to several employees and certain executives of the Company for the exercise of stock options and for the purchase of restricted stock over the last several years.  These notes bear interest at a rate of 5% with various repayment schedules ranging from monthly to ten years.

(6) WARRANTS

In conjunction with the creation of an exclusive, long-term strategic alliance with LabCorp to commercialize PreGen-Plus, the Company issued a warrant to purchase 1,000,000 shares of common stock, exercisable over the next three years at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6,550,000 under the Black-Scholes model, which has been recorded as a reduction in the initial upfront deferred license fee of $15 million received upon signing the agreement and will amortize this net amount over the exclusive license period.

During the second quarter of 2002, three warrants to purchase an aggregate 88,125 shares of common stock at an average exercise price of $9.28 per share were exercised utilizing the net settlement (cashless) election per the warrant agreements, which resulted in the Company issuing 31,215 shares of common stock.

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

We have generated no material operating revenues since our inception, and do not expect any material product licensing revenues until the second half of 2003. As of September 30, 2002, we had an accumulated deficit of approximately $69.5 million. Our losses have resulted principally from costs incurred in conjunction with our research and development initiatives.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies. We expect that the cost of our research and development activities will increase from historical 2001 levels as we continue activities relating to the development of our colorectal cancer screening tests and the extension of our technologies to several other forms of common cancers and pre-cancerous lesions. We are currently conducting a clinical trial that will include an estimated 5,500 average-risk patients from over 80 academic and community-based practices, the costs of which will be borne by us, together with other smaller clinical studies.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect selling, general and administrative expenses to increase as we hire additional personnel and build our infrastructure to support future growth.

Stock-based compensation expense, a non-cash expense, represents the difference between the exercise price and fair value of common stock on the date of grant. The stock compensation expense is being amortized over the vesting period of the applicable options, which is generally 60 months.  Currently, we expect to recognize stock-based compensation expense related to employee, consultant and director options of approximately $2.1 million, $1.3 million, $600,000 and $200,000 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

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

Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. As we are a development stage company, the areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property, and the realization, if any, of our net deferred tax assets.

Patent costs, which historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are approved over an estimated useful life of five years. In November 2001, however, the Company purchased certain intellectual property of MT Technologies (formerly known as Mosaic Technologies, Inc.) relating to its Hybrigel technology which consisted of four issued patents and 40 pending patent applications.  The purchase price for the assets consisted of $1.3 million in cash and warrants to purchase 40,000 shares of common stock, immediately exercisable over a three-year period at an exercise price of $7.33 per share which the Company valued at $188,261 in accordance with Emerging Issues Task Force 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, using the Black-Scholes option pricing model.  Capitalized patent costs related to patents which are not issued or are no longer pursued by the Company are expensed upon disapproval or upon a decision by us to no longer pursue the patent.

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

The Company accrues the estimated cost of patient recruitment associated with its large multi-center clinical trial as patients are enrolled in the trial.  These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical trail.  As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Revenue.  Revenue increased to $409,000 for the three months ended September 30, 2002 from $13,000 for the three months ended September 30, 2001 and increased to $489,000 for the nine months ended September 30, 2002 from $13,000 for the nine months ended September 30, 2001.  This revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed in July 2001 and June 2002 with LabCorp that are being amortized on a straight-line basis over the respective license periods.

Cost of revenues.  Cost of revenues for the three and nine months ended September 30, 2002 of $4,000 and $6,000, respectively, represent the estimated cost of performing PreGen™ colorectal screening tests at our facility.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $5.1 million for the three months ended September 30, 2002 from $3.5 million for the three months ended September 30, 2001.  The increase for the three month period was primarily attributable to our large multi-center clinical trial initiated in the second half of 2001 and included increases of $266,000 in personnel-related expenses, $538,000 in laboratory expenses, $413,000 related to the leasing of additional laboratory space and $327,000 in professional fees and expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, increased to $15.2 million for the nine months ended September 30, 2002 from $8.9 million for the nine months ended September 30, 2001.  The increase for the nine month period was primarily attributable to our large multi-center clinical trial initiated in the second half of 2001 and included increases of

$967,000 in personnel-related expenses, $1.2 million in laboratory expenses, $2.9 million in clinical study expenses and $1.2 million related to the leasing of additional laboratory space.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation expense, increased to $2.4 million for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001.  The increase for the three month period was attributable primarily to increases in sales and marketing initiatives and included increases of $166,000 in personnel-related expenses and $376,000 in professional fees and expenses associated with certain marketing initiatives and programs.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation expense, of $7.2 million remained essentially the same for the nine months ended September 30, 2002 and 2001 as an increase of $335,000 in professional fees and expenses associated with certain marketing initiatives and programs for the nine months ended September 30, 2002 was offset by decreases in office-related expenses.

Stock-based compensation expense.  Stock-based compensation expense decreased to $544,000 for the three months ended September 30, 2002 from $866,000 for the three months ended September 30, 2001.  Stock-based compensation expense decreased to $1.7 million for the nine months ended September 30, 2002 from $3.0 million for the nine months ended September 30, 2001.  The primary reason for this decrease is the accelerated method of amortization we are using to expense this cost.

Interest income.  Interest income decreased to $251,000 for the three months ended September 30, 2002 from $623,000 for the three months ended September 30, 2001.  Interest income decreased to $758,000 for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001.  These decreases were primarily due to lower interest rates on our investments and overall decreases in our average cash, cash equivalents and investment balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock and the proceeds of our initial public offering of our common stock in February 2001.  As of September 30, 2002, we had approximately $24.4 million in cash and cash equivalents and an additional $26.6 in investments.

Net cash used in operating activities was $4.9 million for the nine months ended September 30, 2002 while net cash used in  operating activities was $12.1 million for the nine months ended September 30, 2001.  Excluding the impact of the upfront deferred licensing fee of $15 million from LabCorp, net cash used in operating activities would have been $19.9 million for the nine months ended September 30, 2002.  This increase was primarily due to the increase in our operating losses due to the increase in research and development expenses.

Net cash used in investing activities was $28.0 million for the nine months ended September 30, 2002 and $2.5 million for the nine months ended September 30, 2001.  This increase was due to the purchase of $26.6 million in investments during the third quarter of 2002 as we began to invest in longer-term securities in order to increase the return on our excess cash position consistent with our investment policy guidelines. For each of these periods, cash used in investing activities also reflects increased investment in our intellectual property portfolio and the expansion of our laboratory and office space.  The higher investment in property and equipment for the nine months ended September 30, 2001 reflects the expansion of our laboratory and office space as we began to prepare for our large multi-center clinical trial and expand our infrastructure to support future growth.

Net cash provided by financing activities was $459,000 for the nine months ended September 30, 2002 and $50.7 million for the nine months ended September 30, 2001.  For the nine months ended September 30, 2002, this was primarily due to the repayment of $222,000 in stock subscription receivables and the exercise of stock options which resulted in proceeds of $241,000.  For the nine months ended September 30, 2001, this was primarily due to the completion of our initial public offering in February.

We expect that cash and investments on hand at September 30, 2002, together with the additional milestone payments expected from LabCorp will be sufficient to fund our operations for the foreseeable future. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, and launching our marketing efforts. Our future capital requirements will depend on many factors, including the following:

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

We are a development stage company and have incurred losses since we were formed. From our date of inception on February 10, 1995 through September 30, 2002, we have accumulated a total deficit of approximately $69.5 million. Since our colorectal cancer screening tests are still in the development stage, we do not expect to have any material revenue from the sale of our products and services until the second half of 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

Dependence on collaborative relationships

We have a strategic alliance agreement with Laboratory Corporation of America Holdings (“LabCorp”) whereby we license certain technologies to LabCorp that are key to the commercialization of PreGen Plus™, the Company’s proprietary, non-invasive technology for the early detection of colorectal cancer in the average-risk population.  The license to LabCorp is exclusive for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, we would incur significant delays and expense in the commercialization of PreGen Plus™ and we cannot guarantee that we would be able to enter into a similar agreement to effectively commercialize this technology.  Further, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue thresholds, within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

In addition, if LabCorp or any other party with which the Company has established collaborative agreements were unable to satisfy its contractual obligations to the Company, there can be no assurance that the Company would be able to negotiate substantially similar collaborative agreements with other third parties on acceptable terms, if at all, or that any such new collaborative agreements would be successful.  While the Company believes its collaborators will succeed in performing their contractual responsibilities, the amount of resources to be devoted to these activities will not be within the Company’s control. Consequently, there can be no assurance that any of the Company’s current collaborative arrangements will be continued or not terminated early or that the Company will be able to enter into future collaborations.  The failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

If our clinical studies do not prove the superiority of our technologies, we may never sell our products and services.

In the third quarter of 2001, we initiated a large multi-center clinical study that will include approximately 5,500 patients with average-risk profiles.  In October 2001, we also signed a Clinical Trial Agreement with the Mayo Clinic in which our genomics-based colorectal cancer technology will be the subject of an independent study by Mayo Clinic for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. This three-year study will involve approximately 4,000 patients at average-risk for developing colorectal cancer, and similar to our 5,500 patient study, will compare the results of our non-invasive, genomics-based screening technology with those of the Hemocult, a fecal occult blood test, a common first-line colorectal cancer screening option. The results of these clinical studies may not show that tests using our technologies are superior to existing non-invasive screening methods.  In that event, we may have to devote significant financial and other resources to further research and development. In addition, we may experience delays in the commercialization of tests using our technologies or commercialization may never occur. Our earlier clinical studies were small and included samples from high-risk patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our planned clinical study, which will include substantially more samples from average-risk patients.

We may be unable to recruit a sufficient number of patients for our planned average–risk clinical study.

We initiated a large multi-center clinical study of approximately 5,500 average-risk patients in the third quarter of 2001. If we are unable to complete enrollment of a sufficient number of average-risk patients, it will be more difficult for us to validate the superiority of our technologies, which would make it difficult to sell our products and services. Despite the availability of colorectal cancer screening methods today, most Americans who are recommended for colorectal cancer screening do not get screened. Participants in our clinical study will only have an average-risk of developing colorectal cancer, yet will have to undergo a colonoscopy. This procedure requires sedation and causes patient discomfort. While we expect to complete our patient recruitment efforts in early 2003, we cannot guarantee that we will be able to recruit the required number patients resulting in a sufficient number of cancers to determine the operating characteristics of our assay.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for our products and services, it is unlikely that most clinical reference laboratories will use our products or license our technologies to perform cancer screening tests.

Most clinical reference laboratories will not perform colorectal cancer screening tests using our products and licensing our technologies unless they are adequately reimbursed by third-party payors such as Medicare and managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our products and technologies are sensitive for colorectal cancer, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. While we have success in obtaining reimbursement from a limited number of third-party payors for test performed in-house, to date, we have not secured any broad based reimbursement approval for tests using our products and technologies from any third-party payor, nor do we expect any such approvals in the near future.

Reimbursement by Medicare will require a review that may be lengthy and which may be performed under the provisions of a National Coverage Decision process.  The Federal Balanced Budget Act of 1997 provides for adding new technologies to the colorectal cancer screening benefit, such as ours, with such frequency and payment limits as the Secretary of Health and Human Services (“HHS”) determines appropriate in consultations with appropriate. We cannot guarantee that the Secretary of HHS will act to approve tests based on our technologies on a timely basis, or at all.  While the current procedural terminology codes facilitate Medicare reimbursement, the level of any eventual Medicare reimbursement is unknown at this time.

Since reimbursement approval is required from each payor individually, seeking such approvals is a time–consuming and costly process. If we are unable to obtain adequate reimbursement by Medicare and managed care organizations, our ability to generate revenue and earnings from the sale of our products or licenses to our technologies will be limited.

We may not be able to commercialize our technologies if we are not able to lower costs through automating and simplifying key operational processes.

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

We may be unable to convince medical practitioners to order tests using our technologies will limit our revenue and profitability.

If we fail to convince medical practitioners to order tests using our technologies, we will not be able to create sufficient demand for our products or license our technologies for us to become profitable. We will need to make leading gastroenterologists and other physicians aware of the benefits of tests using our technologies through published papers, presentations at scientific conferences and favorable results from our clinical studies. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order colorectal cancer screening tests using our technologies for their patients.

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

We may experience limits on our revenue and profitability if only a small number of people decide to be screened for colorectal cancer using our technologies.

Even if our technologies are superior to alternative colorectal cancer screening technologies, adequate third–party reimbursement is obtained and medical practitioners order tests using our technologies, an immaterial number of people may decide to be screened for colorectal cancer. Despite the availability of current colorectal cancer screening methods as well as the recommendations of the American Cancer Society and the National Cancer Institute that all Americans age 50 and above be screened for colorectal cancer, most of these individuals decide not to complete a colorectal cancer screening test. If only a small portion of the population decides to complete colorectal cancer screening tests using our technologies, we may experience limits on our revenue and profitability.

Our inability to apply our proprietary technologies successfully to detect other common cancers may limit our revenue growth and profitability.

While to date, we have focused substantially all of our research and development efforts on colorectal cancer, we have used our technologies to detect cancers of the lung, pancreas, esophagus, stomach and gall bladder. As a result, we intend to devote personnel and financial resources in the future to extending our technology platform to the development of screening tests for these common cancers. To do so, we may need to overcome technological challenges to develop reliable screening tests for these cancers. We may never realize any benefits from these research and development activities.

If we fail to obtain the approval of the U.S. Food and Drug Administration, or FDA, or comply with other FDA requirements, we may not be able to market our products and services and may be subject to stringent penalties.

The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate specific reagents, some of which are used in our technologies, that react with a biological substance including those designed to identify a specific DNA sequence or protein.  Its regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, are exempt from the FDA’s pre-market review requirements. If the FDA were to decide to regulate in-house developed laboratory tests or decide to require pre-market approval or clearance of any analyte specific reagents, the commercialization of our products and services could be delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant, it could result in a regulatory warning letter, an imposition of penalties or other enforcement actions. Similarly, if the FDA were to determine that our specimen container requires pre-market approval or clearance, the sale of our products and services could be delayed, halted or prevented and the FDA could impose penalties on us or seek other enforcement action. Finally, our analyte specific reagents will be subject to a number of FDA requirements, including a requirement to comply with the FDA’s quality system regulation (GMP) which establishes extensive regulations for quality control and manufacturing procedures. Failure to comply with these regulations could subject us to enforcement action. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

If we fail to gain relief from the U.S. Department of Transportation, or DOT, regulation for the transport of diagnostic specimens, it could increase the cost of transporting stool specimens and limit revenue growth.

                On August 14, 2002, the DOT issued revised Hazardous Materials regulation for the packaging and transport of infectious materials, including diagnostic specimens.  The new rule could require changes to our current specimen container and transport system.  The regulation provides for the opportunity to seek relief from the rule, in accordance with its exemption provision.  EXACT has submitted an exemption request to the DOT to minimize the changes in the design of the specimen collection system, while still providing an equivalent level of safety.  If DOT fails to grant the exemption, a more costly system for transport of our specimens may be necessary.

If we fail to comply with regulations relating to clinical laboratories, we may be prohibited from processing our own tests in–house, be required to incur significant expense to correct non-compliance, or be subject to other requirements or penalties.

We are subject to U.S. and state laws and regulations regarding the operation of clinical laboratories. For example, the federal Clinical Laboratory Improvement Amendments impose certification requirements for clinical laboratories, and establishes standards for quality assurance and quality control, among other things. Clinical laboratories are subject to inspection by regulators, and the possible sanctions for failing to comply with applicable requirements include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil money or criminal penalties. In May 2000, we received a clinical laboratory certificate of compliance. However, if we fail to meet the requirements of the Clinical Laboratory Improvement Amendments in the future, we could be required to halt providing services and may incur significant expense, thereby limiting our revenue and profitability from performing in-house testing.

Other companies may develop and market methods for detecting colorectal cancer, which may make our technologies less competitive, or even obsolete.

The market for colorectal cancer screening is large, approximating 84 million Americans age 50 and above, and has attracted competitors, some of which have significantly greater resources than we have.  Currently, we face competition from alternative procedures-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a new procedure being performed in which a radiologist views the inside of the colon through a scanner. In addition, competitors, including Bayer Corporation, diaDexus, Inc., Epigenomics, Matritech, Inc., Millennium Predictive Medicine, Inc. and Roche Holdings AG, are developing serum-based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and business relationships.  In addition, we will continue to face competition from improved versions of existing screening tests.

The loss of key members of our senior management team could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Don M. Hardison, our President and Chief Executive Officer, John A. McCarthy, Jr., our Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, and Anthony P. Shuber, our Senior Vice President and Chief Technology Officer. Anthony P. Shuber, together with Stanley N. Lapidus, our Chairman, has been critical to the development of our technologies and business. Mr. Hardison, who joined us in May 2000, and Mr. McCarthy, who joined us in October 2000, are key additions to our management team and will be critical to directing and managing our growth and development in the future. We have no employment agreements with any of Messrs. Lapidus, Hardison, McCarthy or Shuber, however, each has signed a non-disclosure and assignment of intellectual property agreement and non-compete agreement. We also have a severance agreement with each of Messrs. Hardison, McCarthy and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and our testing process and as we attempt to transition from a development company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

As of September 30, 2002, we have 23 issued patents and 31 pending patent applications in the United States. We also have 8 issued foreign patents and 111 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

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

Third parties may assert infringement or other intellectual property claims against our licensors or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. As of September 30, 2002, we have 23 issued U.S. patents and 31 pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

Also, patents and applications owned by us may become the subject of interference proceedings in the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, as well as a possible adverse decision as to the priority of invention of the patent or patent application involved. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application subject to such a proceeding.

Our business would suffer if certain of our licenses were terminated.

We license certain technologies from Roche Molecular Systems, Inc. and Genzyme Corporation that are key to our technologies. The Roche license for the polymerase chain reaction (PCR) technology, which relates to a gene amplification process used in almost all genetic testing, is a non-exclusive license through 2004, the date on which the patent that we utilize expires. Roche may terminate the license upon notice if we fail to pay royalties, submit certain reports or breach any other material term of the license agreement. The Genzyme license is a non-exclusive license to use the Apc, p53 genes, methods for the detection of target nucleic acid by analysis of stool and other methodologies relating to the genes in connection with our products and services through 2013, the date on which the term of the patent that we utilize expires. Genzyme may terminate the license upon notice if we fail to pay milestone payments and royalties, achieve a certain level of sales, or submit certain reports. In addition, if we fail to use reasonable efforts to make products and services based on these patents available to the public or fail to request FDA clearance for a diagnostic test kit as required by the agreement, Genzyme may terminate the license. If either Roche or Genzyme were to terminate the licenses, we would incur significant delays and expense to change a portion of our testing methods and we cannot guarantee that we would be able to change our testing methods without affecting the performance characteristics of our tests.

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

As of September 30, 2002, our executive officers, directors and principal stockholders and their affiliates together control approximately 26.6% of our outstanding common stock, without giving effect to the exercise of outstanding options under our stock plans. As a result, these stockholders, if they act together, will have significant influence over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive other stockholders the opportunity to receive a premium for their common stock as part of a sale and could adversely affect the market price of our common stock.

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

In addition, the Nasdaq National Market and the market for biotechnology companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the performance of those companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is principally confined to its cash and short-term investments. We invest our cash and short-term investments in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, all of which are currently invested in the U.S and are classified as available-for-sale.

ITEM 4. Controls And Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(1)	A current report on Form 8-K filed on July 17, 2002, announced a conference call to discuss our second quarter of 2002 financial results.

We filed no other reports on Form 8-K during the quarter ended September 30, 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 13, 2002	By:	/s/ Don M. Hardison.
Don M. Hardison
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 13, 2002	By:	/s/ John A. McCarthy, Jr.
John A. McCarthy, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Certifications

I, Don M. Hardison, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of EXACT Sciences Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Don M. Hardison.
Don M. Hardison
President, Chief Executive Officer and Director (Principal Executive Officer)

Certifications

I, John A. McCarthy, Jr., certify that:

1)              I have reviewed this quarterly report on Form 10-Q of EXACT Sciences Corporation;

2)              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)              Based on my knowledge, the financial statements, and other financial information included in this quarterly report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)              The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ John A. McCarthy, Jr.
John A. McCarthy, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)