Form 10-Q
period 2003-03-31
EXACT SCIENCES CORP
filed 2003-05-05
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒    No ☐

As of May 2, 2003, the Registrant had 19,034,861 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data, unaudited)

	December 31, 2002	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$17,439	$11,783
Marketable securities	26,407	23,302
Prepaid expenses	1,110	1,805
Total current assets	44,956	36,890
Property and Equipment, at cost:
Laboratory equipment	3,427	3,842
Office and computer equipment	1,278	1,297
Leasehold improvements	823	823
Furniture and fixtures	272	281
	5,800	6,243
Less—Accumulated depreciation and amortization	(3,544)	(4,013)
	2,256	2,230

Patent Costs and Other Assets, net	2,874	2,870
	$50,086	$41,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,157	$1,387
Accrued expenses	2,466	1,900
Deferred licensing fees, current portion	1,621	1,621
Total current liabilities	5,244	4,908

Deferred Licensing Fees, less current portion	6,493	6,088

Stockholders’ Equity:
Common stock	191	191
Additional paid-in capital	117,256	117,405
Treasury stock	(12)	(12)
Notes receivable	(699)	(645)
Deferred compensation	(1,977)	(1,670)
Unrealized gain on marketable securities	57	75
Accumulated deficit	(76,467)	(84,350)
Total stockholders’ equity	38,349	30,994
	$50,086	$41,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2002	2003

Revenue	$39	$408
Cost of revenues	—	3
Gross profit	39	405

Operating expenses:
Research and development	5,043	5,013
Selling, general and administrative	2,289	3,114
Stock-based compensation (1)	568	328
	7,900	8,455

Loss from operations	(7,861)	(8,050)

Interest income	275	167
Net loss	$(7,586)	$(7,883)

Net loss per share - basic and diluted:	$(0.42)	$(0.42)

Weighted average common shares outstanding - basic and diluted	18,165	18,808

(1)           The following summarizes the departmental allocation of stock-based compensation:

Research and development	$141	$81
Selling, general and administrative	427	247
Total	$568	$328

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2002	2003
Cash Flows from Operating Activities:
Net loss	$(7,586)	$(7,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	325	469
Amortization	124	116
Stock-based compensation	568	328
Amortization of deferred licensing fees	(38)	(405)
Changes in assets and liabilities:
Prepaid expenses	(549)	(694)
Accounts payable	355	229
Accrued expenses	272	(565)
Net cash used in operating activities	(6,529)	(8,405)

Cash Flows from Investing Activities:
Sale of marketable securities	—	3,122
Purchases of property and equipment	(333)	(442)
Increase in patent costs and other assets	(37)	(112)
Net cash provided by (used in) investing activities	(370)	2,568

Cash Flows from Financing Activities:
Proceeds from exercise of common stock options and stock purchase plan	66	127
Repayment of notes receivable	189	54
Purchase of treasury shares	(4)	—
Net cash provided by financing activities	251	181
Net Decrease in Cash and Cash Equivalents	(6,648)	(5,656)
Cash and Cash Equivalents, beginning of period	56,843	17,439
Cash and Cash Equivalents, end of period	$50,195	$11,783

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company applies proprietary genomics technologies to the early detection of several types of common cancers. The Company has selected colorectal cancer as the first application of its technology platform. The Company is currently devoting a majority of its efforts towards research and development primarily related to the completion of several large in-process multi-centered clinical trials and towards the commercial availability of PreGen-Plus™, its proprietary, non-invasive PreGen™ technology for the early detection of colorectal cancer in the average-risk population.

(2) BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. Cash equivalents primarily consist of money market funds at December 31, 2002 and March 31, 2003.

Marketable Securities

The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale.

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

Patent Costs

Patent costs, which consist of related legal fees and purchases of intellectual property, are capitalized as incurred and are amortized beginning when patents are approved over an estimated useful life of five years.

The Company applies SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets, which requires the Company to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles and goodwill may warrant revision or that the carrying value of these assets may be impaired.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.  Stock options to purchase 3,009,107 and 3,724,592 common shares, unvested restricted common shares of 563,118 and 282,397 and outstanding warrants to purchase common shares of  88,125  and 1,000,000, have therefore been excluded from the computations of diluted weighted average shares outstanding for the three months ended March 31, 2002 and 2003, respectively.

Revenue Recognition

The Company’s revenue for the three months ended March 31, 2002 and 2003 is primarily comprised of amortization of up-front technology license fees associated with the Company’s two strategic alliance agreements with Laboratory Corporation of America® Holdings (“LabCorp®”) which are being amortized on a straight-line basis over the respective license periods (Note 3). Fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as income on a straight-line basis over the license period.  As such, the Company will amortize the first two payments of $15 million from LabCorp, net of the $6.6 million value of the warrant, as license fee revenue over the remaining exclusive license period. Revenue from milestone and other performance-based payments, as well as per-test royalty fees on each test performed will be recognized as revenue when earned and collection of the receivable is probable.

The Company also recognizes revenue from performing tests in its facility upon delivery of the results to the prescribing physician provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the receivable is probable.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). For the Company, comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.  For the three months ended March 31, 2002 and 2003, comprehensive loss would have been $7,586,000 and $7,865,000, respectively.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. Compensation expense, computed using the Black-Scholes option pricing model, of $35,000 and $21,000 was recorded in the accompanying consolidated statements of operations for the three months ended March 31, 2002 and 2003, respectively

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of March 31, 2002 and 2003, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended March 31
	2002	2003
Net loss as reported	$(7,586,000)	$(7,883,000)
Add: Stock-based compensation included in reported net loss	568,000	328,000
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,381,000)	(1,875,000)
Pro forma net loss	$(8,399,000)	$(9,430,000)

Basic and diluted net loss per share:
As reported	$(0.42)	$(0.42)
Pro forma - SFAS 123	$(0.46)	$(0.50)

(3)  STRATEGIC ALLIANCE AGREEMENT

On June 26, 2002, the Company entered into a license agreement with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population.  Pursuant to this agreement, the Company licensed to LabCorp all U.S. and Canadian patents and patent applications owned by the Company relating to its PreGen™ technology.  The license is exclusive for a five-year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LabCorp has agreed to pay the Company certain upfront, milestone and performance-based payments, and a per-test royalty fee.  LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million is to be made upon the commercial launch of PreGen-Plus.  In addition, the Company may be eligible for milestone payments from LabCorp up to $30 million based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and up to $15 million based upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the strategic alliance, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6.6 million under the Black-Scholes option-pricing model which has been recorded as a reduction in the initial upfront deferred license fee of $15 million.

The company will amortize the first two payments of $15 million, net of the $6.6 million value of the warrant, as license fee revenue over the remaining exclusive license period.  The milestone and performance-based payments, as well as the royalty fee on each test performed by LabCorp, will be recorded as revenue when earned and collection is probable.

(4)  LICENSING AGREEMENT

On March 24, 2003, the Company entered into a license agreement with Johns Hopkins University (“JHU”) for an exclusive long-term license to certain patents relating to the digital-PCR technology developed by Dr. Bert Vogelstein’s laboratory at the Johns Hopkins Kimmel Cancer Center.  Pursuant to the terms of the license agreement, the Company has agreed to pay JHU a license fee based on a percentage of the Company’s net revenues, including an annual minimum license fee, over the life of the licensed patents.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission.  Except for the historical information contained herein, the following discussion contains contain forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, certain of which are beyond our control. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Factors That May Affect Future Results” in this Form 10-Q and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

On June 26, 2002, we entered into a license agreement with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, our proprietary, non-invasive technology for the early detection of colorectal cancer in the average-risk population.  Pursuant to the license agreement, we agreed to license to LabCorp all U.S. and Canadian patents and patent applications owned by us relating to our PreGen technologies for the detection of colorectal cancer in an average-risk population.  The license is exclusive for a five-year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LabCorp has agreed to pay us certain upfront, milestone and performance-based payments, and a per-test royalty fee.  LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million is to be made upon the commercial launch of PreGen-Plus.  In addition, we may be eligible for milestone payments from LabCorp totaling up to $30 million based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and up to $15 million upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the strategic alliance, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6.6 million  under the Black-Scholes option-pricing model, which has been recorded as a reduction in the initial upfront deferred license fee of $15 million.

We have generated no material operating revenues since our inception, and do not expect any product licensing revenues until at least the second half of 2003, after the commercialization of PreGen-Plus. As of March 31, 2003, we had an accumulated deficit of approximately $84.4 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, and more recently, costs associated with selling, general and administrative expenses as we hire additional personnel, initiate marketing programs and build our infrastructure to support the commercial launch of PreGen-Plus, our average-risk colorectal cancer test, and to support future growth.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our PreGen technologies.  There are two large in-process clinical trials that comprise the majority of our research and development expense for the three months ended March 31, 2002 and 2003.

In the third quarter of 2001, we initiated our blinded multi-center clinical trial, which includes approximately 5,500 asymptomatic, age 50 and older, patients from over 80 academic and community-based practices.  We concluded patient enrollment in this clinical trial at the end of the first quarter of 2003 and expect that study data will be available in the fourth quarter of 2003.  The goal of this clinical trial will be to provide additional data supporting the superiority of tests utilizing our Pre-Gen technology versus the most widely used brand of fecal occult blood testing (“FOBT’), Hemoccult II®, in detecting colorectal cancer in this average-risk population.

In October 2001, we initiated a clinical trial in collaboration with the Mayo Clinic in which our PreGen technologies is the subject of an independent study by the Mayo Clinic for which the Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health.  This three-year study will involve approximately 4,000 patients at average risk for developing colorectal cancer, and will compare the results of our non-invasive, genomics-based screening technology with those of FOBT, a common first-line colorectal cancer screening option.  The Mayo Clinic has indicated that it expects enrollment in this clinical trial to be completed sometime in 2004.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect selling, general and administrative expenses to increase in 2003 from 2002 levels as we hire additional sales and marketing personnel and implement marketing and sales initiatives in conjunction with LabCorp to support the commercialization of PreGen-Plus.

Stock-based compensation expense, a non-cash expense, primarily represents the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering. The stock-based compensation expense is being amortized over the vesting period of the applicable options, which is generally 60 months.  Currently, we expect to recognize stock-based compensation expense related to employee, consultant and director options of approximately $1.2 million, $600,000 and $200,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Patent costs, consist of related legal fees and purchases of intellectual property, are capitalized as incurred and are amortized beginning when patents are issued in the United States over an estimated useful life of five years.  Capitalized patent costs are expensed upon disapproval or upon a decision by us to no longer pursue the patent, or the related intellectual property is no longer of value to us.

We accrue the estimated cost of patient recruitment associated with our large multi-center clinical trial as patients are enrolled in the trial.  These costs consist primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical trial.  As actual or expected costs become known, they may differ from estimated costs previously accrued for and this clinical trial accrual would be adjusted accordingly.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Revenue.  Revenue increased to $408,000 for the three months ended March 31, 2003 from $39,000 for the three months ended March 31, 2002.  This revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.

Cost of revenues.  Cost of revenues for the three months ended March 31, 2003 of $3,000 represents the estimated cost of performing commercial colorectal screening tests at our facilities.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, was $5.0 million for the three months ended March 31, 2003 and 2002 as decreases in clinical study expenses of $1.1 million were offset by increases of $244,000 in personnel-related expenses, $262,000 in professional fees and expenses, $425,000 in laboratory expenses, and $181,000 related to the leasing of additional laboratory space.  Clinical study expenses decreased primarily due to lower professional fees and patient recruitment costs for our blinded multi-center clinical trial, which concluded its patient recruitment at the end of March 2003.  The increase in the expenses noted above were primarily attributable to an increase in the number of tests being performed in support of the two large in-process clinical studies and other research and development initiatives undertaken to further develop our PreGen technologies in support of the anticipated commercialization of PreGen-Plus.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $3.1 million for the three months ended March 31, 2003 from $2.3 million for the three months ended March 31, 2002.  The increase for the three month period was attributable primarily to increases of $519,000 in personnel-related expenses and $271,000 in professional fees and expenses.  These expenses increased primarily due to increases in marketing and sales personnel and programs in preparation for the commercialization of PreGen-Plus.

Stock-based compensation.  Stock-based compensation, which is a non-cash expense, decreased to $328,000 for the three months ended March 31, 2003, of which $81,000 related to research and development personnel and $247,000 related to general and administrative personnel.  Stock-based compensation was $568,000 for the three months ended March 31, 2002, of which $141,000 related to research and development personnel and $427,000 related to selling, general and administrative personnel.  Stock-based compensation decreased due to the accelerated method of amortization being utilized to amortization this non-cash expense.

Interest income.  Interest income decreased to $167,000 for the three months ended March 31, 2003 from $275,000 for the three months ended March 31, 2002.  This decrease was primarily due to lower interest rates on our investments offset by an overall decrease in our average cash, cash equivalents and marketable securities balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, the completion of an initial public offering of our common stock in February 2001 and the cash received in connection with our strategic alliance with LabCorp in June 2002.  As of March 31, 2003, we had approximately $35.1 million in cash, cash equivalents and marketable securities.

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2003 and $6.5 million for the three months ended March 31, 2002.  This increase was primarily due to the increase in our selling and administrative expenses and the timing of payments associated with our large multi-center clinical trial.

Net cash provided by investing activities was $2.6 million for the three months ended March 31, 2003 and used $370,000 of cash for the three months ended March 31, 2002.  For the three months ended March 31, 2003, $3.1 million of marketable securities matured and were invested in cash and cash equivalents.  For each of these periods, we continued to invest in our intellectual property portfolio and the expansion of our laboratory space and equipment to support our two large in-process clinical trials.

Net cash provided by financing activities was $181,000 for the three months ended March 31, 2003 and $251,000 for the three months ended March 31, 2002.  For the three months ended March 31, 2003, this was primarily due to the issuance of common stock under the our employee stock option and purchase plans.  For the three months ended March 31, 2002, this was primarily due to the repayment of note receivables.

We expect that cash, cash equivalents and short-term investments on hand at March 31, 2003, together with the additional milestone and royalty payments expected to be received from LabCorp, will be sufficient to fund our operations for the foreseeable future. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, supporting our marketing efforts associated with the commercialization of PreGen-Plus and capital expenditures primarily associated with leasehold improvements and other moving costs of approximately $2.0 million for our new facility and purchases of additional laboratory equipment. As of March 31, 2003, we had the following fixed obligations and commitments:

Remaining nine months of 2003	$1,510,000
Fiscal Year:
2004	2,302,000
2005	1,778,000
2006	1,907,000
2007	1,569,000
Thereafter	6,672,000
Total lease payments	$15,738,000

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

We have incurred losses since we were formed. From our date of inception on February 10, 1995 through March 31, 2003, we have accumulated a total deficit of approximately $84.4 million. We do not expect to have any operating revenue from the licensing of our products and services until at least the second half of 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

Dependence on our strategic partnership

We have a long-term strategic alliance agreement with LabCorp whereby we license our PreGen technologies to LabCorp that are required for the commercialization of PreGen-Plus, our proprietary, non-invasive technology for the early detection of colorectal cancer in the average-risk population.  The license to LabCorp is exclusive within North America for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, or fail to meet its obligations under the agreement, we would incur significant delays and expense in the commercialization of PreGen-Plus and we cannot guarantee that we would be able to enter into a similar agreement to commercialize this technology.  Further, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

We are actively working together with LabCorp to create and execute an operational and business plan for commercializing PreGen-Plus.  Efforts include assay validation, technology transfer and licensing; contracting with manufacturers and suppliers; physician education and demand; broad-based reimbursement initiatives; advocacy development; and sales force training.  Additionally, there are a number of significant initiatives that LabCorp must accomplish prior to commercialization if we are to be successful including the creation of an adequate distribution infrastructure for sample movement, the build-out of adequate laboratory space, the hiring and training of personnel, the establishment of supply agreements with vendors, and the licensing of certain third-party technologies used with the PreGen-Plus assay as it is currently configured.  Once completed, LabCorp will also need to process an adequate number of stool samples at their facilities to validate test results.  Failure to adequately complete any of these initiatives, or to do so in a timely manner, could impact the timing and success of the commercialization of PreGen-Plus.

In addition, LabCorp may decide to delay the commercialization of PreGen-Plus despite the achievement of the aforementioned initiatives, or may decide that the commercialization of PreGen-Plus is no longer appropriate to its business.  Should that occur, we cannot assure you that we would be able to license our PreGen technology to another clinical reference laboratory or otherwise successfully commercialize the technology.

Our business would suffer if we are unable to license certain technologies or if certain of our licenses were terminated.

The current configuration of PreGen-Plus that we expect to commercialize with LabCorp requires access to certain technologies and supply of raw materials for which we or LabCorp will need to enter into licensing and supply agreements prior to commercialization.  While we believe that we or LabCorp can enter into agreements for such technologies and raw materials on favorable terms and conditions, no assurances can be given that we or LabCorp will be able to accomplish this objective on a timely basis, if at all.  If we or LabCorp are unable to obtain these technologies on acceptable terms, the PreGen-Plus assay, will need to be re-configured which could significantly delay its commercialization.

We license certain technologies from Roche Molecular Systems, Inc. and Genzyme Corporation that are key to our PreGen technologies. The Roche license for the polymerase chain reaction (“PCR) technology, which relates to a gene amplification process used in almost all genetic testing, is a non-exclusive license through 2004, the date on which the patent that we utilize expires. Roche may terminate the license upon notice if we fail to pay royalties, submit certain reports or breach any other material term of the license agreement. The Genzyme license is a non-exclusive license to use the Apc and p53 genes, methods for the detection of target nucleic acid by analysis of stool and other methodologies relating to the genes in connection with our products and services through 2013, the date on which the term of the patent that we utilize expires. Genzyme may terminate the license upon notice if we fail to pay milestone payments and royalties, achieve a certain level of sales, or submit certain reports. In addition, if we fail to use reasonable efforts to make products and services based on these patents available to the public or fail to request FDA clearance for a diagnostic test kit as required by the agreement, Genzyme may terminate the license. If either Roche or Genzyme were to terminate the licenses, and if we were, at the time of license termination, generating material revenue from tests performed at our Company’s facility, we would incur significant delays and expense to change a portion of our testing methods and we cannot guarantee that we would be able to change our testing methods without affecting the performance characteristics of our tests.

Dependence on collaborative relationships.

In addition to our dependence on LabCorp for the commercialization of PreGen-Plus, if any other party with which we, or LabCorp, have established, or will establish, licensing, supply, or collaborative agreements were unable to satisfy its contractual obligations to us or LabCorp, there can be no assurance that substantially similar agreements could be negotiated and executed with other third parties on acceptable terms, if at all, or that any such new agreements would be successful.  While we believe third parties will meet their contractual responsibilities under current and future agreements, there can be no assurance that this will be the case or that such future agreements will in fact be negotiated and entered into.  There can be no assurance that any of our current contractual arrangements between us and third parties, us and LabCorp, or between our strategic partners and other third parties, will be continued, entered into, or not breached or terminated early, or that we or our strategic partners will be able to enter into any future relationships necessary to the commercial launch of PreGen-Plus or necessary to our realization of material revenues. The failure to do so could have a material adverse effect on our business, results of operations and financial condition.  Further, LabCorp or any other strategic partner may commercialize technologies or products for colorectal cancer outside of their relationship with us that compete directly with our PreGen technologies, and such technologies or products may prove to be more effective and cost-efficient than our PreGen technologies.  Because our revenue will be dependent upon our and LabCorp’s successful commercial introduction of PreGen-Plus, failure to successfully maintain our relationship with LabCorp or any other strategic partner would have a material adverse effect on our operations and ability to generate operating revenue.

If our clinical studies do not prove the superiority of our PreGen technologies, we and our partners may never sell our products and services.

In the third quarter of 2001, we initiated a large multi-center clinical study that includes approximately 5,500 patients with average-risk profiles.  In October 2001, we also signed a Clinical Trial Agreement with the Mayo Clinic in which our PreGen technologies is the subject of an independent study by Mayo Clinic for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. This three-year study will involve approximately 4,000 patients at average-risk for developing colorectal cancer and, similar to our multi-center clinical study, will compare the results of our PreGen technologies with those of the Hemoccult II and Hemoccult Sensa®, two brands of FOBT, common first-line colorectal cancer screening options. The results of these clinical studies may not be favorable or show that tests using our PreGen technologies are sufficiently superior to existing non-invasive screening methods.  In that event, we may have to devote significant financial and other resources to further research and development. In addition, we may experience reluctance or refusal on the part of third-party payors to pay for tests using our PreGen technologies which could slow the demand and/or commercialization of these tests, or commercialization may never occur.

Our earlier clinical studies were small and included samples from high-risk or symptomatic patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our multi-center study, which will include substantially more samples from average-risk patients.

Scarcity of Raw Materials and Ability to Support Demand

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

Since PreGen-Plus has never been offered on a commercial scale, there can be no assurance that LabCorp will be able to offer tests at a level consistent with demand. If LabCorp encounters difficulty meeting market demand for PreGen-Plus, there could be substantial interruption in LabCorp’s continued ability to offer PreGen-Plus commercially and our revenue could be materially and adversely affected.

Long-term commercial viability of PreGen-Plus may be jeopardized if we are not able to lower costs through automating and simplifying key operational processes.

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

Most clinical reference laboratories will not perform colorectal cancer screening tests using our PreGen technologies unless they are adequately reimbursed by third-party payors such as Medicare and managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our PreGen technologies are sensitive for colorectal cancer, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective. While we have had some success in obtaining reimbursement from a limited number of third-party payors for tests performed in-house, to date, we have not secured any broad-based policy-level reimbursement approval for tests using our PreGen technologies from any third-party payor, nor do we expect any such approvals in the immediate future.

Reimbursement by Medicare will require a review that may be lengthy and which may be performed under the provisions of a National Coverage Decision process.  The Federal Balanced Budget Act of 1997 provides for adding new technologies to the colorectal cancer screening benefit, such as ours, with such frequency and payment limits as the Secretary of Health and Human Services (“HHS”) determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve tests based on our PreGen technologies on a timely basis, or at all.  While the current procedural terminology codes facilitate Medicare reimbursement, the level of any eventual Medicare reimbursement is unknown at this time.

Since policy-level reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. If we are unable to obtain adequate reimbursement approval from Medicare and private payors, our ability to generate revenue from our PreGen technologies will be limited.

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

The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate specific reagents, some of which are used with our PreGen technologies that react with a biological substance including those designed to identify a specific DNA sequence or protein.  The FDA’s regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, are exempt from the FDA’s pre-market review requirements. We believe that analyte specific reagents that we may provide fall within these exemptions.  However, if the FDA were to decide to more actively regulate in-house developed laboratory tests, the commercialization of our products and services could be impacted by being delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a regulatory warning letter and possible imposition of penalties. Finally, analyte specific reagents that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

We may be subject to substantial costs and liability or be prevented from selling our screening tests for cancer as a result of litigation or other proceedings relating to patent rights.

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. As of March 31, 2003, we have 27 issued U.S. patents and 30 pending patent applications in the United States. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our PreGen technologies, which would have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to gain relief from the U.S. Department of Transportation (“ DOT”) regulation for the transport of diagnostic specimens, it could increase the cost of transporting stool specimens and limit revenue growth.

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

As of March 31, 2003, we have 27 issued patents and 30 pending patent applications in the United States. We also have 10 issued foreign patents and 102 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

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

While, to date, we have focused substantially all of our research and development efforts on colorectal cancer, we have used our PreGen technologies to detect cancers of the lung, pancreas, esophagus, stomach and gall bladder. As a result, we intend to devote personnel and financial resources in the future to extending our PreGen technology platform to the development of screening tests for these common cancers. To do so, we may need to overcome technological challenges to develop reliable screening tests for these cancers.  There can be no assurance that our PreGen technologies will be capable of reliably detecting cancers, beyond colorectal cancer, with the sensitivity and specificity necessary to be clinically and commercially useful for such other cancers, or that we can develop such technologies.  We may never realize any benefits from our research and development activities.

Changes in healthcare policy could subject us to additional regulatory requirements that may delay the commercialization of our tests and increase our costs.

Healthcare policy has been a subject of discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for PreGen-Plus based on existing healthcare policies. Changes in healthcare policy, if implemented, could substantially delay the use of PreGen-Plus, increase costs, and divert management’s attention. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

Conviction of Arthur Andersen LLP.

Prior to July 17, 2002, Arthur Andersen LLP (“Arthur Andersen”) served as the Company’s independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty.  Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate.  On May 7, 2002, the Company dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its fiscal year ended December 31, 2002.  SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings.  Since the Company’s former engagement partner and audit manager have left Arthur Andersen and in light of the announced cessation of Arthur Andersen’s SEC practice, the Company will not be able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings.  The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

Our executive officers, directors and principal stockholders own a significant percentage of our Company and could exert significant influence over matters requiring stockholder approval.

As of March 31, 2003, our executive officers, directors and principal stockholders and their affiliates together control approximately 20.2% of our outstanding common stock, without giving effect to the exercise of outstanding options under our stock plans. As a result, these stockholders, if they act together, will have significant influence over matters requiring stockholder approval, such as the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive other stockholders the opportunity to receive a premium for their common stock as part of a sale and could adversely affect the market price of our common stock.

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

In addition, the Nasdaq National Market and the market for biotechnology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is principally confined to its cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, all of which are currently invested in the U.S and are classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Part II - Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1                           Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K.

During the quarter ended March 31, 2003, we filed one report on Form 8-K, dated January 22, 2003, which announced a conference call to discuss our fourth quarter and annual 2002 financial results.  We filed no other reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 2, 2003	By:	/s/ Don M. Hardison.
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2003	By:	/s/ John A. McCarthy, Jr.
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

Date: May 2, 2003	By:	/s/ Don M. Hardison.
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

Date: May 2, 2003	By:	/s/ John A. McCarthy, Jr.
John A. McCarthy, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)