Form 10-Q
period 2003-06-30
EXACT SCIENCES CORP
filed 2003-07-30
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-32179

EXACT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0478229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Campus Drive, Marlborough, Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

(508) 683-1200
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

Yes ☒  No ☐

As of July 28, 2003, the Registrant had 19,146,688 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands - unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$17,439	$14,736
Marketable securities	26,407	12,386
Prepaid expenses	1,110	1,454
Total current assets	44,956	28,576
Property and Equipment, at cost:
Laboratory equipment	3,427	3,931
Office and computer equipment	1,278	1,323
Leasehold improvements	823	1,549
Furniture and fixtures	272	299
	5,800	7,102
Less—Accumulated depreciation and amortization	(3,544)	(4,447)
	2,256	2,655

Patent Costs and Other Assets, net	2,874	2,738
	$50,086	$33,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,157	$688
Accrued expenses	2,466	2,389
Deferred licensing fees, current portion	1,621	1,621
Total current liabilities	5,244	4,698

Deferred Licensing Fees, less current portion	6,493	5,683

Stockholders’ Equity:
Common stock	191	191
Additional paid-in capital	117,256	117,549
Treasury stock	(12)	(12)
Notes receivable	(699)	(643)
Deferred compensation	(1,977)	(1,362)
Unrealized gain on marketable securities	57	49
Accumulated deficit	(76,467)	(92,184)
Total stockholders’ equity	38,349	23,588
	$50,086	$33,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Revenue	$40	$406	$79	$814
Cost of revenues	2	—	2	3
Gross margin	38	406	77	811

Operating Expenses:
Research and development	5,066	4,592	10,109	9,605
Selling, general and administrative	2,534	3,494	4,823	6,608
Stock-based compensation (1)	544	330	1,112	658
	8,144	8,416	16,044	16,871

Loss from operations	(8,106)	(8,010)	(15,967)	(16,060)

Interest income	231	126	506	293
Net loss	$(7,875)	$(7,884)	$(15,461)	$(15,767)

Net loss per share - basic and diluted:	$(0.43)	$(0.42)	$(0.85)	$(0.84)

Weighted average common shares outstanding:
Basic and diluted	18,376	18,801	18,271	18,764

(1) The following summarizes the departmental allocation of stock-based compensation:
Research and development	$117	$82	$258	$163
Selling, general and administrative	427	248	854	495
Total	$544	$330	$1,112	$658

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2002	2003
Cash Flows from Operating Activities:
Net loss	$(15,461)	$(15,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	659	903
Amortization	248	442
Non-cash stock-based compensation expense	1,112	658
Amortization of deferred licensing fees	(76)	(810)
Changes in assets and liabilities:
Prepaid expenses	(462)	(343)
Accounts payable	251	(469)
Deferred license fees	15,000	—
Accrued expenses	578	(27)
Net cash provided by (used in) operating activities	1,849	(15,413)

Cash Flows from Investing Activities:
Sale of marketable securities	—	14,013
Purchases of property and equipment	(873)	(1,302)
Increase in patent costs and other assets	(127)	(306)
Net cash provided by (used in) investing activities	(1,000)	12,405

Cash Flows from Financing Activities:
Proceeds from exercise of common stock options and stock purchase plan	77	250
Repayment of notes receivable	195	55
Purchase of treasury shares	(4)	—
Net cash provided by financing activities	268	305
Net Increase (Decrease) in Cash and Cash Equivalents	1,117	(2,703)
Cash and Cash Equivalents, beginning of period	56,843	17,439
Cash and Cash Equivalents, end of period	$57,960	$14,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company applies proprietary genomics technologies to the early detection of several types of common cancers. The Company has selected colorectal cancer as the first application of its technology platform. The Company is currently devoting a majority of its efforts towards research and development primarily related to the completion of several large in-process multi-centered clinical studies and towards the commercial availability of PreGen-Plus™, its proprietary, non-invasive PreGen™ technology for the early detection of colorectal cancer in the average-risk population.

(2) BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. Cash equivalents primarily consist of money market funds at December 31, 2002 and June 30, 2003.

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

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.   Stock options to purchase 2,892,954 and 3,676,176 common shares, unvested restricted common shares of 490,635 and 228,178 and outstanding warrants to purchase common shares of  1,000,000, have therefore been excluded from the computations of diluted weighted average shares outstanding for the three months and six ended June 30, 2002 and 2003, respectively.

Revenue Recognition

The Company’s revenue for the three and six months ended June 30, 2002 and 2003 is primarily comprised of amortization of up-front technology license fees associated with the Company’s two strategic alliance agreements with Laboratory Corporation of America® Holdings (“LabCorp®”) which is being amortized on a straight-line basis over the respective license periods (Note 3). Fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.  As such, the Company is amortizing the first payment of $15 million from LabCorp, net of the $6.6 million value of the warrant, and will amortize the second payment of $15 million, as license fee revenue over the remaining exclusive license period. Revenue from milestone and other performance-based payments, as well as per-test royalty fees on each test performed will be recognized as revenue when earned and collection of the receivable is probable.

The Company also recognizes revenue from performing tests in its facility upon delivery of the results to the prescribing physician provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the receivable is probable.

Clinical Study Accrual

The Company accrued the estimated cost of patient recruitment associated with its large multi-center clinical study as patients  enrolled in the trial.  These patient recruitment costs consisted primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical study.  The Company concluded its patient recruitment for the clinical study at the end of the first quarter of 2003.  As actual or expected costs become known, they may differ from estimated costs previously accrued, at which point this clinical study accrual would be adjusted accordingly.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). For the Company, comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three months ended June 30, 2002 and 2003 would have been $7,875,000 and $7,860,000, respectively, and $15,461,000 and $15,775,000 for the six months ended June 30, 2002 and 2003, respectively.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. Compensation expense, computed using the Black-Scholes option pricing model, of $11,000 and $22,000 was recorded in the accompanying consolidated statements of operations for the three months ended June 30, 2002 and 2003, respectively, and $47,000 and $44,000 for the six months ended June 30, 2002 and 2003, respectively.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of June 30, 2002 and 2003 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Amounts in thousands, except per share data)

Net loss as reported	$(7,875)	$(7,884)	$(15,461)	$(15,767)
Add: Stock-based compensation included in reported net loss	544	330	1,112	658
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,381)	(1,685)	(2,762)	(3,368)
Pro forma net loss	$(8,712)	$(9,239)	$(17,111)	$(18,477)

Basic and diluted net loss per share:
As reported	$(0.43)	$(0.42)	$(0.85)	$(0.84)
Pro forma - SFAS 123	$(0.47)	$(0.49)	$(0.94)	$(0.98)

(3)  STRATEGIC ALLIANCE AGREEMENT

On June 26, 2002, the Company entered into a license agreement with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population.   Pursuant to this agreement, the Company licensed to LabCorp all U.S. and Canadian patents and patent applications owned by the Company relating to its PreGen technology.  The license is exclusive for a five-year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LabCorp has agreed to pay the Company certain up-front, milestone and performance-based payments, and a per-test royalty fee.  LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million is to be made upon the commercial launch of PreGen-Plus.  In addition, the Company may be eligible for milestone payments from LabCorp totaling up to $30 million based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and up to $15 million based upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the strategic alliance, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6.6 million under the Black-Scholes option-pricing model which has been recorded as a reduction in the initial up-front deferred license fee of $15 million.

The Company will amortize the first two payments of $15 million, net of the $6.6 million value of the warrant, as license fee revenue over the remaining exclusive license period.  Any subsequent milestone and performance-based payments, as well as the royalty fee on each test performed by LabCorp, will be recorded as revenue when earned and collection is probable.

(4) SUPPLY AGREEMENTS

The Company has entered into several agreements with various suppliers and manufacturers for components utilized in the Company’s Effipure™ technology for the recovery of DNA from biological samples.  The Effipure technology, formerly known as Hybrigel™, is expected to be incorporated into the commercial version of PreGen-Plus assay.  Accordingly, the Company expects to sell these components to LabCorp in connection with the commercialization of PreGen-Plus.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002, which has been filed with the Securities and Exchange Commission.  Except for the historical information contained herein, the following discussion contains forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, certain of which are beyond our control. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties described in “Factors That May Affect Future Results” in this Form 10-Q and in the other documents filed with the SEC in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

•                                          negotiating licenses for intellectual property of others;

•                                          developing relationships with opinion leaders in the scientific and medical communities;

•                                          conducting market studies and analyzing alternative approaches for commercializing our PreGen technologies;

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

On June 26, 2002, we entered into a license agreement with LabCorp for an exclusive, long-term strategic alliance to commercialize PreGen-Plus, our proprietary, non-invasive technology for the early detection of colorectal cancer in the average-risk population.  Pursuant to the license agreement, we agreed to license to LabCorp all U.S. and Canadian patents and patent applications owned by us relating to our PreGen technologies for the detection of colorectal cancer in an average-risk population.  The license is exclusive for a five-year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LabCorp has agreed to pay us certain up-front, milestone and performance-based payments, and a per-test royalty fee.  LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million is to be made upon the commercial launch of PreGen-Plus.  In addition, we may be eligible for milestone payments from LabCorp totaling up to $30 million based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and up to $15 million upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the strategic alliance, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6.6 million  under the Black-Scholes option-pricing model, which has been recorded as a reduction in the initial up-front deferred license fee of $15 million.

We have generated no material operating revenues since our inception, and do not expect any technology licensing or product revenues until at least the second half of 2003, after the commercialization of PreGen-Plus. As of June 30, 2003, we had an accumulated deficit of approximately $92.2 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, and more recently, costs associated with selling, general and administrative expenses as we hire additional personnel, initiate marketing programs and build our infrastructure to support the commercial launch of PreGen-Plus, our average-risk colorectal cancer test, and to support future growth.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our PreGen technologies.  There are two large in-process clinical studies that comprise the majority of our research and development expense for the three and six months ended June 30, 2002 and 2003.

In the third quarter of 2001, we initiated our blinded multi-center clinical study, which includes approximately 5,500 asymptomatic, age 50 and older, patients from over 80 academic and community-based practices.  We concluded patient enrollment in this clinical study at the end of the first quarter of 2003 and expect that study data will be available in the fourth quarter of 2003.   The goal of this clinical study will be to provide additional data supporting the superiority of tests utilizing our Pre-Gen technology versus the most widely used brand of fecal occult blood testing (“FOBT’), Hemoccult II®, in detecting colorectal cancer in this average-risk population.

In October 2001, we initiated a clinical study in collaboration with the Mayo Clinic in which our PreGen technologies are the subject of an independent study by the Mayo Clinic for which the Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health.  This three-year study will involve approximately 4,000 patients at average risk for developing colorectal cancer, and will compare the results of our non-invasive, DNA-based screening technology with those of FOBT, a common first-line colorectal cancer screening option.   The Mayo Clinic has indicated that it expects enrollment in this clinical study to be completed sometime in 2004.

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

Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates.  The areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property and the accrual of costs related to patient recruitment for our multi-center clinical study.

Patent costs, which consist of related legal fees and purchases of intellectual property, are capitalized as incurred and are amortized beginning when patents are issued in the United States over an estimated useful life of five years.  Capitalized patent costs are expensed upon disapproval or upon a decision by us to no longer pursue the patent, or the related intellectual property is deemed to be no longer of value to us.

We accrued the estimated cost of patient recruitment associated with our large multi-center clinical study as patients were enrolled in the trial.  These costs consisted primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical study.  We concluded our patient recruitment for the this clinical study at the end of the first quarter of 2003.  As actual or expected costs become known, they may differ from estimated costs previously accrued, at which point this clinical study accrual would be adjusted accordingly.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Revenue.  Revenue increased to $406,000 for the three months ended June 30, 2003 from $40,000 for the three months ended June 30, 2002.  Revenue increased to $814,000 for the six months ended June 30, 2003 from $79,000 for the six months ended June 30, 2002. This revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.

Cost of revenues.  Cost of revenues for the six months ended June 30, 2003 and 2002 of $3,000 and $2,000, respectively, represents the estimated cost of performing commercial colorectal screening tests at our facilities.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $4.6 million for the three months ended June 30, 2003 from $5.1 million for the three months ended June 30, 2002 as decreases in clinical study expenses of $1.5 million were offset by increases of $267,000 in personnel-related expenses, $139,000 in professional fees and expenses, $526,000 in laboratory expenses, and $111,000 related to the leasing of additional laboratory space. Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $9.6 million for the six months ended June 30, 2003 from $10.1 million for the six months ended June 30, 2002 as decreases in clinical study expenses of $2.7 million were offset by increases of $630,000 in personnel-related expenses, $401,000 in professional fees and expenses, $951,000 in laboratory expenses, and $172,000 related to the leasing of additional laboratory space.   Clinical study expenses decreased primarily due to lower professional fees and patient recruitment costs for our blinded multi-center clinical study, which concluded its patient recruitment at the end of March 2003.  The increase in the expenses noted above were primarily attributable to an increase in the number of tests being performed in support of the two large in-process clinical studies and other research and development initiatives undertaken to further develop our PreGen technologies in support of the anticipated commercialization of PreGen-Plus.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $3.5 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002.  The increase for the three month period was attributable primarily to increases of $430,000 in personnel-related expenses, $477,000 in professional fees and expenses and $52,000 in office-related expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $6.6 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002. The increase for the six month period was attributable primarily to increases of $950,000 in personnel-related expenses, $749,000 in professional fees and expenses and $85,000 in office-related expenses.  These expenses increased primarily due to increases in marketing and sales personnel and programs in preparation for the commercialization of PreGen-Plus.

Stock-based compensation.  Stock-based compensation, which is a non-cash expense, decreased to $330,000 for the three months ended June 30, 2003 from $544,000 for the three months ended June 30, 2002. Stock-based compensation decreased to $658,000 for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002.   Stock-based compensation decreased due to the accelerated method of amortization being utilized to amortize this non-cash expense.

Interest income.  Interest income decreased to $126,000 for the three months ended June 30, 2003 from $231,000 for the three months ended June 30, 2002.  Interest income decreased to $293,000 for the six months ended June 30, 2003 from $506,000 for the six months ended June 30, 2002.   This decrease was due to lower interest rates on our investments, as well as an overall decrease in our average cash, cash equivalents and marketable securities balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, the completion of an initial public offering of our common stock in February 2001 and cash received in connection with our second strategic alliance with LabCorp in June 2002.  As of June 30, 2003, we had approximately $27.1 million in cash, cash equivalents and marketable securities available to fund our operations.

Net cash used in operating activities was $15.4 million for the six months ended June 30, 2003 and provided $1.8 million for the six months ended June 30, 2002.  Excluding the impact of the up-front deferred licensing fee of $15 million from LabCorp, net cash used in operating activities would have been $13.2 million for the six months ended June 30, 2002.  This increase was primarily due to the increase in our selling and administrative expenses and the timing of payments associated with our large multi-center clinical study.

Net cash provided by investing activities was $12.4 million for the six months ended June 30, 2003 and used $1 million in investing activities for the six months ended June 30, 2002.  For the six months ended June 30, 2003, $14.0 million of marketable securities matured and were invested in cash and cash equivalents.  For each of these periods, we continued to invest in our intellectual property portfolio and the expansion of our laboratory space and equipment to support our two large in-process clinical studies.

Net cash provided by financing activities was $305,000 for the six months ended June 30, 2003 and $268,000 for the six months ended June 30, 2002.  For the six months ended June 30, 2003, this was primarily due to the issuance of common stock under our employee stock option and purchase plans.  For the six months ended June 30, 2002, this was primarily due to the repayment of note receivables.

We expect that cash, cash equivalents and short-term investments on hand at June 30, 2003, together with the additional milestone and royalty payments expected to be received from LabCorp, will be sufficient to fund our operations for the foreseeable future. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our clinical study efforts, supporting our marketing efforts associated with the commercialization of PreGen-Plus and capital expenditures primarily associated with leasehold improvements and other moving costs related to new facility and purchases of additional laboratory equipment of approximately $1.0 million. As of June 30, 2003, we had the following fixed obligations and commitments:

Remaining six months of 2003	$1,427,000
Fiscal Year:
2004	2,402,000
2005	1,778,000
2006	1,907,000
2007	1,569,000
Thereafter	6,672,000
Total lease payments	$15,755,000

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

We have incurred losses since we were formed. From our date of inception on February 10, 1995 through June 30, 2003, we have accumulated a total deficit of approximately $92.2 million. We do not expect to have any operating revenue from the licensing of our products and services until at least the second half of 2003. Even after we begin selling our products and services, we expect that our losses will continue and increase as a result of continuing research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

Dependence on our strategic relationship with LabCorp.

We have a long-term, strategic alliance agreement with LabCorp whereby we license certain of our PreGen technologies to LabCorp that are required for the commercialization of PreGen-Plus, our proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population.  The license to LabCorp is exclusive within the United States and Canada for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, or fail to meet its obligations under the agreement, we would incur significant delays and expense in the commercialization of PreGen-Plus and we cannot guarantee that we would be able to enter into a similar agreement to commercialize this technology.  Further, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue and performance thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

Because our revenue will be substantially dependent upon LabCorp’s commercial sales of PreGen-Plus, we are actively working together with LabCorp to create and execute an operational and business plan for commercializing PreGen-Plus.  Efforts include assay validation, technology transfer and licensing; contracting with manufacturers and suppliers; physician education and demand; broad-based reimbursement initiatives; advocacy development; and sales force training.  Additionally, there are a number of significant initiatives that LabCorp must accomplish prior to commercialization if we are to be successful including the creation of an adequate distribution infrastructure for sample movement, the build-out of adequate laboratory space, the hiring and training of personnel, the establishment of supply agreements with vendors, and the licensing of certain third-party technologies used with the PreGen-Plus assay as it is currently configured.  Once completed, LabCorp will also need to process an adequate number of stool samples at their facilities to validate test results.  Failure to adequately complete any of these initiatives, or to do so in a timely manner, could impact the timing and success of the commercialization of PreGen-Plus.

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

Our business would suffer if we are unable to license certain technologies or obtain raw materials or if certain of our licenses were terminated.

The current configuration of PreGen-Plus that we expect to commercialize with LabCorp requires access to certain technologies and supply of raw materials for which we or LabCorp will need to enter into licensing and supply agreements prior to commercialization.  While we believe that we or LabCorp can enter into agreements for such technologies and raw materials on favorable terms and conditions, no assurances can be given that we or LabCorp will be able to accomplish this objective on a timely basis, if at all.  If we or LabCorp are unable to obtain these technologies and raw materials on acceptable terms, the PreGen-Plus assay will need to be re-configured which could significantly delay its commercialization.

We license certain technologies from Roche Molecular Systems, Inc. and Genzyme Corporation that are key to our PreGen technologies, which LabCorp must also secure for the commercialization of PreGen Plus. Our Roche license for the polymerase chain reaction (“PCR) technology, which relates to a gene amplification process used in almost all genetic testing, is a non-exclusive license through 2004, the date on which the patents that we utilize expire. Roche may terminate the license upon notice if we fail to pay royalties, submit certain reports or breach any other material term of the license agreement. Our Genzyme license is a non-exclusive license to use the Apc and p53 genes, methods for the detection of target nucleic acid by analysis of stool and other methodologies relating to the genes in connection with our products and services through 2013, the date on which the term of the patent that we utilize expires. Genzyme may terminate the license upon notice if we fail to pay milestone payments and royalties, achieve a certain level of sales, or submit certain reports. In addition, if we fail to use reasonable efforts to make products and services based on these patents available to the public or fail to request FDA clearance for a diagnostic test kit as required by the agreement, Genzyme may terminate the license. If either Roche or Genzyme were to terminate the licenses, and if we,  were, at the time of license termination, generating material revenue from tests performed at our Company’s facility, we would incur significant delays and expense to change a portion of our testing methods and we cannot guarantee that we would be able to change our testing methods without affecting the performance characteristics of our tests. If LabCorp is unable to secure the necessary licensing rights to the Roche and Genzyme technologies, commercialization of the PreGen-Plus assay could be delayed or prevented altogether and our revenues could be materially and adversely affected.

Dependence on collaborative relationships.

In addition to our dependence on LabCorp for the commercialization of PreGen-Plus, if any other party with which we, or LabCorp, have established, or will establish, licensing, supply, or collaborative agreements were unable to satisfy its contractual obligations to us or LabCorp, there can be no assurance that substantially similar agreements could be negotiated and executed with other third parties on acceptable terms, if at all, or that any such new agreements would be successful.  While we believe such third parties will meet their contractual responsibilities under current and future agreements, there can be no assurance that this will be the case or that such future agreements will in fact be negotiated and entered into.  There can be no assurance that any of our current contractual arrangements between us and third parties, us and LabCorp, or between our strategic partners and other third parties, will be continued, entered into, or not breached or terminated early, or that we or our strategic partners will be able to enter into any future relationships necessary to the commercial launch and on-going commercial sales of PreGen-Plus or necessary to our realization of material revenues. The failure to do so could have a material adverse effect on our business, results of operations and financial condition.  Further, LabCorp or any other strategic partner may commercialize technologies or products for colorectal cancer outside of their relationship with us that compete directly with our PreGen technologies, and such technologies or products may prove to be more effective and cost-efficient than our PreGen technologies.  Because our revenue will be dependent upon our and LabCorp’s successful commercial introduction of PreGen-Plus, failure to successfully maintain our relationship with LabCorp or any other strategic partner would have a material adverse effect on our operations and ability to generate operating revenue.

If our clinical studies do not prove the superiority of our PreGen technologies, we and our partners may never sell our products and services.

In the third quarter of 2001, we initiated a large multi-center clinical study that includes approximately 5,500 patients with average-risk profiles.  In October 2001, we also signed a Clinical Trial Agreement with the Mayo Clinic in which our PreGen technologies is the subject of an independent study by Mayo Clinic for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. This three-year study will involve approximately 4,000 patients at average-risk for developing colorectal cancer and, similar to our multi-center clinical study, will compare the results of our PreGen technologies with those of the Hemoccult II and Hemoccult Sensa®, two brands of FOBT, common first-line colorectal cancer screening options. The results of these clinical studies may not be favorable or show that tests using our PreGen technologies are sufficiently superior to Hemoccult II and Hemoccult Sensa.  In that event, we may have to devote significant financial and other resources to further research and development. In addition, we may experience reluctance or refusal on the part of third-party payors to pay for tests using our PreGen technologies which could slow the demand and/or commercialization of these tests, or commercialization may never occur. Our clinical studies to date have primarily included samples from higher-risk or symptomatic patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our multi-center clinical study, which will include samples from only average-risk patients.

Scarcity of raw materials and components.

We rely on contract manufacturers and suppliers for certain components for our PreGen technologies.  We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for the current configuration of the PreGen-Plus assay, including our Effipure technology, that is intended for commercialization.  Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all.  Furthermore, PreGen-Plus has never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all.   If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for PreGen-Plus, we may need to reconfigure our assay which would result in delays in commercialization or an interruption in sales which could materially adversely impact our revenues.

Ability to support demand.

The market launch and commercialization of PreGen-Plus will require the Company and LabCorp to implement certain increases in scale and related manufacturing and process improvements, and to establish an internal quality assurance program to support commercial testing.  No assurance can be given that these increases in scale, related improvements and quality assurance program will be successfully implemented, and failure to do so could result in a delay of market launch, higher cost of testing or an inability to meet market demand.  Since PreGen-Plus has never been offered on a commercial scale, there can be no assurance that LabCorp will be able to perform tests on a timely basis at a level consistent with demand. If LabCorp encounters difficulty meeting market demand for PreGen-Plus, there could be substantial interruption in LabCorp’s continued ability to offer PreGen-Plus commercially and our revenue could be materially and adversely affected.

Long-term commercial viability of PreGen-Plus may be jeopardized if we are not able to lower costs through automating and simplifying key operational processes.

Currently, colorectal cancer screening tests using our PreGen technologies are expensive because they are labor-intensive and use highly complex processes and expensive reagents. In order to generate significant profits and make our PreGen technologies more commercially attractive, we will need to reduce substantially the costs of tests using our PreGen technologies through significant automation of key operational processes and other cost savings procedures. If we, or LabCorp, fail to create and improve PreGen technologies that sufficiently reduce costs, tests using our PreGen technologies either may not be commercially viable or may generate little, if any, profitability for our partners, or for us.

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

If we or our partners fail to comply with FDA requirements, we may be limited or restricted in our ability to market our products and services and may be subject to stringent penalties.

The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate specific reagents and certain components, some of which are used with our PreGen technologies that react with a biological substance including those designed to identify a specific DNA sequence or protein.  For instance, a key component of our PreGen Technologies includes our Effipure technology for the recovery of DNA from biological samples.  The FDA’s regulations provide that most such reagents, which the FDA refers to as analyte specific reagents (“ASRs”), are exempt from the FDA’s pre-market review requirements. We believe that ASRs that we may provide currently fall within these exemptions.  However, if the FDA were to decide to more actively regulate in-house developed laboratory tests, or significantly change the regulations for ASRs, the commercialization of our products and services could be impacted by being delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a regulatory warning letter and possible imposition of penalties. Moreover, while we believe that Effipure qualifies as an analyte specific reagent, and is therefore exempt from the FDA’s pre-market review requirements, there can be no assurance that the FDA or other regulatory bodies will agree with our assessment and the commercialization of our products and services could be impacted by being delayed, halted or prevented altogether.  Finally, any ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

We may be subject to substantial costs and liability or be prevented from selling our screening tests for cancer as a result of litigation or other proceedings relating to patent rights.

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer and other common cancers. As of June 30, 2003, we have 29 issued patents and 30 pending patent applications in the United States and we also have 12 issued foreign patents and 108 pending foreign patent applications.  Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and use of our PreGen technologies, which would have a material adverse effect on our business, financial condition and results of operations.

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

If we become subject to additional regulations from the U.S. Department of Transportation (“ DOT”), or other international regulatory agencies, for the transport of diagnostic specimens, it could increase the cost of transporting stool specimens and limit revenue growth.

On August 14, 2002, the DOT issued revised Hazardous Materials Regulations for the packaging and transport of infectious materials, including diagnostic specimens.  In anticipation of the application of these regulations to our current specimen container and transport system, we submitted an exemption request to the DOT to minimize the changes that would be necessary for our specimen collection system, while still providing an equivalent level of safety.  On February 13, 2003, the DOT issued a formal determination that stool samples intended for clinical research or diagnostic purpose would not be deemed an infectious substance subject to the Hazardous Materials Regulations.  While this decision is favorable to us and our partners, we cannot be certain that the DOT, or other international regulatory agencies, will not more actively regulate or restrict the transportation of stool samples, such as those used in our diagnostic tests.

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

As of June 30, 2003, we have 29 issued patents and 30 pending patent applications in the United States and we also have 12 issued foreign patents and 108 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On June 12 2003, at our annual meeting of stockholders, the stockholders elected as Class III directors, each to serve for a three-year term, the following individuals: Stanley N. Lapidus (14,974,758 shares for; 76,581 shares withheld), Sally W. Crawford (14,974,758 shares for, and 76,581 shares withheld and Edwin M. Kania Jr. (14,808,407 shares for; 242,932 shares withheld). The term of office for each of Don M. Hardison, Richard W. Barker, Ph.D., William H. Helman, Connie Mack, III, Lance Willsey, M.D., and Patrick J. Zenner as a director of the Company continued following the annual meeting.  Subsequent to the annual meeting, William H. Helman resigned as director of the Company.  There were no disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

A proposal to ratify Ernst & Young LLP as the Company’s independent auditors for fiscal year 2003 was approved (15,045,670 shares for, 5,219 shares withheld).

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit Number	Description
10.1*	Services, Manufacturing and Supply Agreement dated as of April 7, 2003, by and between the Company and Discovery Labware, Inc.
31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential Treatment requested for certain portions of this Agreement.

(b)                                 Reports on Form 8-K.

During the quarter ended June 30, 2003, we furnished three reports on Form 8-K.  The first report, dated April 24, 2003, announced a conference call to discuss our first quarter financial results and the second report, dated April 28, 2003, furnished our first quarter results press release as an exhibit.  The third report, dated May 13, 2003, amended the report on Form 8-K dated April 28, 2003.  We filed no other reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: July 28, 2003	By:	/s/ Don M. Hardison.
Don M. Hardison
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 28, 2003	By:	/s/ John A. McCarthy, Jr.
John A. McCarthy, Jr.
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Services, Manufacturing and Supply Agreement dated as of April 7, 2003, by and between the Registrant and Discovery Labware, Inc.

31.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential Treatment requested for certain portions of this Agreement.