Form 10-Q
period 2003-09-30
EXACT SCIENCES CORP
filed 2003-11-12
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒   No ☐

As of November 10, 2003, the Registrant had 19,235,977 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands - unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$17,439	$16,105
Marketable securities	26,407	19,221
Prepaid expenses	1,110	1,437
Total current assets	44,956	36,763
Property and Equipment, at cost:
Laboratory equipment	3,427	4,179
Office and computer equipment	1,278	1,346
Leasehold improvements	823	2,239
Furniture and fixtures	272	299
	5,800	8,063
Less—Accumulated depreciation and amortization	(3,544)	(5,066)
	2,256	2,997

Patent Costs and Other Assets, net	2,874	2,641
	$50,086	$42,401
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,157	$757
Accrued expenses	2,466	2,428
Deferred licensing fees, current portion	1,621	4,621
Total current liabilities	5,244	7,806

Deferred Licensing Fees, less current portion	6,493	16,778

Stockholders’ Equity:
Common stock	191	193
Additional paid-in capital	117,256	118,415
Treasury stock	(12)	(12)
Notes receivable	(699)	(642)
Deferred compensation	(1,977)	(1,055)
Unrealized gain on marketable securities	57	14
Accumulated deficit	(76,467)	(99,096)
Total stockholders’ equity	38,349	17,817
	$50,086	$42,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Revenue
License fees	$405	$905	$481	$1,715
Product revenue	5	13	8	17
	410	918	489	1,732

Cost of product revenues	4	13	6	16

Gross profit	406	905	483	1,716

Operating Expenses:
Research and development	5,131	4,312	15,240	13,917
Selling, general and administrative	2,396	3,229	7,219	9,837
Stock-based compensation (1)	544	329	1,656	987
	8,071	7,870	24,115	24,741

Loss from operations	(7,665)	(6,965)	(23,632)	(23,025)

Interest income	251	103	757	396

Net loss	$(7,414)	$(6,862)	$(22,875)	$(22,629)

Net loss per share - basic and diluted:	$(0.40)	$(0.36)	$(1.25)	$(1.20)

Weighted average common shares outstanding:
Basic and diluted	18,551	19,024	18,364	18,851

(1) The following summarizes the departmental allocation of stock-based compensation:
Research and development	$117	$82	$375	$245
Selling, general and administrative	427	247	1,281	742
Total	$544	$329	$1,656	$987

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash Flows from Operating Activities:
Net loss	$(22,875)	$(22,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,124	1,522
Amortization	374	676
Non-cash stock-based compensation expense	1,656	987
Amortization of deferred licensing fees	(481)	(1,715)
Changes in assets and liabilities:
Prepaid expenses	(574)	(327)
Accounts payable	(129)	(400)
Deferred license fees	15,000	15,000
Accrued expenses	1,004	(37)
Net cash used in operating activities	(4,901)	(6,923)

Cash Flows from Investing Activities:
Net sale (purchase) of marketable securities	(26,642)	7,142
Purchases of property and equipment	(1,032)	(2,263)
Increase in patent costs and other assets	(310)	(442)
Net cash provided by (used in) investing activities	(27,984)	4,437

Cash Flows from Financing Activities:
Proceeds from exercise of common stock options and stock purchase plan	241	1,095
Repayment of notes receivable	221	57
Purchase of treasury shares	(4)	—
Net cash provided by financing activities	458	1,152

Net Decrease in Cash and Cash Equivalents	(32,427)	(1,334)

Cash and Cash Equivalents, beginning of period	56,843	17,439

Cash and Cash Equivalents, end of period	$24,416	$16,105

 The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company develops proprietary genomic technologies for the early detection of colorectal cancer which may have application to several other types of common cancers in the future. The Company has selected colorectal cancer as the first application of its technology platform. The Company has devoted a majority of its efforts on research and development activities related to its PreGen™ technologies, including several large multi-center clinical studies. More recently, the Company has also been focused on the marketing of PreGen-Plus™, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population being offered commercially by Laboratory Corporation of America® Holdings (“LabCorp®”).

(2) BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of interim period results.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The Company believes, however, that its disclosures are adequate to make the information presented not misleading.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. Cash equivalents primarily consist of money market funds at December 31, 2002 and September 30, 2003.

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

Patent Costs

Patent costs, which consist of related legal fees and disbursements and purchases of intellectual property, are capitalized as incurred and are amortized beginning when patents are issued over an estimated useful life of five years.

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

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. In accordance with SFAS No. 128, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive.  Stock options to purchase 2,847,556 and 3,451,516 common shares, unvested restricted common shares of 412,010 and 176,480 and outstanding warrants to purchase common shares of 1,000,000, have therefore been excluded from the computations of diluted weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2003, respectively.

Revenue Recognition

The Company’s revenue for the three and nine months ended September 30, 2002 and 2003 is primarily comprised of amortization of up-front technology license fees associated with the Company’s two strategic alliance agreements with LabCorp which are being amortized on a straight-line basis over the respective license periods (Note 3). Fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.  As such, the Company is amortizing the first payment of $15 million from LabCorp received at the signing of the agreement on June 26, 2002, net of the $6.6 million value of the warrant, and the second payment of $15 million received in August 2003, as license fee revenue over the remaining exclusive license period. Revenue from milestone and other performance-based payments, as well as per-test royalty fees on each test performed, will be recognized as revenue when earned and collection of the receivable is probable.

The Company recognizes revenue from performing tests in its facility upon delivery of the results to the prescribing physician provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the receivable is probable. The Company also recognizes revenue from the sale of certain components of its Effipure™ technology to LabCorp upon shipment of the components provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the receivable is probable.  Effipure is the Company’s novel sample preparation technology designed to increase the amount of target DNA extracted from stool.

Clinical Study Accrual

The Company accrued the estimated cost of patient recruitment associated with its large multi-center clinical study as patients  enrolled in the trial.  These patient recruitment costs consisted primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical study.  The Company concluded its patient recruitment for the clinical study at the end of the first quarter of 2003 and essentially all patient recruitment costs have been paid as of the end of the third quarter of 2003.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). For the Company, comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.  Comprehensive loss for the three months ended September 30, 2002 and 2003 would have been $7,899,000 and $6,905,000, respectively, and $15,485,000 and $22,672,000 for the nine months ended September 30, 2002 and 2003, respectively.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. Compensation expense, computed using the Black-Scholes option pricing model, of $11,000 and $22,000 was recorded in the accompanying consolidated statements of operations for the three months ended September 30, 2002 and 2003, respectively, and $58,000 and $66,000 for the nine months ended September 30, 2002 and 2003, respectively.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of September 30, 2002 and 2003 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Amounts in thousands, except per share data)

Net loss as reported	$(7,414)	$(6,862)	$(22,875)	$(22,629)
Add: Stock-based compensation included in reported net loss	544	329	1,656	987
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,381)	(1,684)	(2,762)	(5,052)
Pro forma net loss	$(8,251)	$(8,217)	$(23,981)	$(26,694)

Basic and diluted net loss per share:
As reported	$(0.40)	$(0.36)	$(1.25)	$(1.20)
Pro forma - SFAS 123	$(0.44)	$(0.43)	$(1.31)	$(1.42)

(3)  STRATEGIC ALLIANCE AGREEMENT

On June 26, 2002, the Company entered into a license agreement with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, the proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population being commercially offered by LabCorp.  Pursuant to this agreement, the Company licensed to LabCorp all U.S. and Canadian patents and patent applications owned by the Company relating to its PreGen technology.  The license is exclusive for a five-year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LabCorp has agreed to pay the Company certain up-front, milestone and performance-based payments, and a per-test royalty fee.  LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million was made in August 2003 upon the commercial launch of PreGen-Plus.  In addition, the Company may be eligible for milestone payments from LabCorp totaling up to $30 million based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and up to $15 million based upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the strategic alliance, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6.6 million under the Black-Scholes option-pricing model which has been recorded as a reduction in the initial up-front deferred license fee of $15 million.

The Company is amortizing the first two payments totaling $30 million, net of the $6.6 million value of the warrant, as license fee revenue over the remaining exclusive license period.  Any subsequent milestone and performance-based payments, as well as the royalty fee on each test performed by LabCorp, will be recorded as revenue when earned and collection is probable.

(4) SUPPLY AGREEMENTS

The Company has entered into several agreements with various suppliers and manufacturers for components utilized in the Company’s Effipure technology for the recovery of DNA from biological samples.  The Effipure technology, formerly known as Hybrigel™, has been incorporated into the commercial version of PreGen-Plus assay and the Company is selling these components to LabCorp.

(5) $100 MILLION SHELF REGISTRATION

In September 2003, the Company filed a shelf registration statement on Form S-3 with the SEC which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants to purchase any of the foregoing, up to an aggregate of $100 million.  This shelf registration statement was declared effective by the SEC on September 26, 2003. This registration statement enables the Company to raise funds from the offering of any individual security covered by the shelf registration statement, as well as any combination thereof, subject to market conditions and the Company’s capital needs.

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

Overview

We develop proprietary genomic technologies for the early detection of colorectal cancer which may have application to several other common cancers in the future. We have selected colorectal cancer screening as the first application of our PreGen technologies. Since our inception on February 10, 1995, our principal activities have included:

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

•                       hiring sales personnel

•                       raising capital;

•                       licensing our proprietary PreGen technologies to LabCorp; and

•                       working with LabCorp on activities necessary for commercial launch and marketing of PreGen-Plus.

On August 13, 2003, LabCorp commercially launched the PreGen-Plus test for the detection of colorectal cancer in the average risk, asymptomatic population. As a result, our principal activities are now focused on implementing marketing and sales initiatives in conjunction with LabCorp to support the on-going commercialization of PreGen-Plus as well as focusing on various research and development initiatives aimed at further optimization of the assay.

On June 26, 2002, we entered into a license agreement with LabCorp for an exclusive, long-term strategic alliance to commercialize PreGen-Plus, our proprietary, non-invasive assay for the early detection of colorectal cancer in the average-risk population.  Pursuant to the license agreement, we agreed to license to LabCorp all U.S. and Canadian patents and patent applications owned by us relating to our PreGen technologies for the detection of colorectal cancer in an average-risk population.  The license is exclusive for a five-year period, followed by a non-exclusive license for the life of the patents.  In return for the license, LabCorp has agreed to pay us certain up-front, milestone and performance-based payments, and a per-test royalty fee.  LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million was made in August 2003 upon the commercial launch of PreGen-Plus.  In addition, we may be eligible for milestone payments from LabCorp totaling up to $30 million based upon Company deliverables related to scientific acceptance, reimbursement approval and technology improvements and up to $15 million upon the achievement of significant LabCorp revenue thresholds.  In addition to these payments, the Company will receive a royalty fee for each PreGen-Plus test performed by LabCorp.  In conjunction with the strategic alliance, the Company has issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share.  The Company assigned a value to the warrant of $6.6 million under the Black-Scholes option-pricing model, which has been recorded as a reduction in the deferred license fees of $30 million.

We have generated no material operating revenues since our inception, and do not expect any significant technology licensing or product revenues until 2004.  As of September 30, 2003, we had an accumulated deficit of approximately $99.1 million.

Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, and more recently, costs associated with selling, general and administrative expenses as we hire additional personnel, initiate marketing programs and build our infrastructure to support the commercial launch and marketing of PreGen-Plus and to support future growth.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our PreGen technologies.  There are the two large clinical studies that comprise the majority of our research and development expense for the three and nine months ended September 30, 2002 and 2003.

In the third quarter of 2001, we initiated our blinded multi-center clinical study, which included approximately 5,500 asymptomatic, age 50 and older, patients from over 80 academic and community-based practices.  We concluded patient enrollment in this clinical study at the end of the first quarter of 2003.  The goal of this clinical study was to provide additional data supporting the superiority of tests utilizing our Pre-Gen technology versus the most widely used brand of FOBT, Hemoccult II®, in detecting colorectal cancer in this average-risk population.  On October 11, 2003, we announced that the results of this study achieved its primary endpoint of superiority with high statistical significance. The data was presented at a satellite symposium during the American College of Gastroenterology 2003 Annual Conference. Our DNA-based stool test was shown in this study to be four times more sensitive than the most widely used fecal occult blood test (“FOBT”), Hemoccult II, for the detection of colon cancer in an average-risk, asymptomatic population. Data in the population studied indicated a point sensitivity for FOBT of 13 percent and a point sensitivity for the Company’s PreGen technology of 52 percent. Additionally, in the earliest stages, which are the most curable colorectal cancers (Dukes’ stages A and B), our DNA-based stool test demonstrated a point sensitivity of 57 percent versus a point sensitivity for FOBT of 13 percent. There was no difference in specificity between the two tests, with both tests exhibiting a specificity of approximately 95 percent in this study.

The version of the Company’s DNA-based stool test that was employed in the multi-center study is the original, bead-based  version of our PreGen technology. The version of PreGen-Plus that is commercially available through LabCorp incorporates several technology improvements, including our Effipure technology, which the Company believes increase the performance characteristics of the assay.

In October 2001, we initiated a clinical study in collaboration with the Mayo Clinic in which our PreGen technologies are the subject of an independent study by the Mayo Clinic for which the Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health.  This three-year study is expected to include approximately 4,000 patients at average risk for developing colorectal cancer, and will compare the results of our non-invasive, DNA-based stool test with those of FOBT, a common first-line colorectal cancer screening option.  The Mayo Clinic has indicated that it expects enrollment in this clinical study to be completed sometime in 2004.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect selling, general and administrative expenses to continue to increase in 2003 from 2002 levels as we hire additional sales and marketing personnel and implement marketing and sales initiatives in conjunction with LabCorp to support the on-going commercialization of PreGen-Plus.

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

Patent costs, which consist of related legal fees and disbursements and purchases of intellectual property, are capitalized as incurred and are amortized beginning when patents are issued in the United States over an estimated useful life of five years.  Capitalized patent costs are expensed upon disallowance of the patent, or upon a decision by us to no longer pursue the patent, or the related intellectual property is deemed to be no longer of value to us.

We accrued the estimated cost of patient recruitment associated with our large multi-center clinical study as patients were enrolled in the trial.  These costs consisted primarily of payments made to the clinical centers, investigators and patients for participating in the Company’s clinical study.  The Company concluded its patient recruitment for the clinical study at the end of the first quarter of 2003 and essentially all patient recruitment costs have been paid as of the end of the third quarter of 2003.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Revenue.  Revenue increased to $918,000 for the three months ended September 30, 2003 from $410,000 for the three months ended September 30, 2002.  Revenue increased to $1.7 million for the nine months ended September 30, 2003 from $489,000 for the nine months ended September 30, 2002. This revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.

Cost of revenues.  Cost of revenues for the three months ended September 30, 2003 and 2002 was $13,000 and $4,000, respectively, and $16,000 and $6,000 for the nine months ended September 30, 2003 and 2002, respectively. These costs include the estimated product costs of Effipure components sold to LabCorp in support of  the commercial launch and subsequent commercialization of PreGen-Plus as well as the estimated cost of performing commercial colorectal screening tests at our facilities.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $4.3 million for the three months ended September 30, 2003 from $5.1 million for the three months ended September 30, 2002 as decreases in clinical study expenses of $1.3 million and $28,000 in personnel-related expenses were offset by increases of $35,000 in professional fees and expenses, $30,000 in laboratory expenses, and $443,000 related to the leasing of additional laboratory space. Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $13.9 million for the nine months ended September 30, 2003 from $15.2 million for the nine months ended September 30, 2002 as decreases in clinical study expenses of $4.0 million were offset by increases of $601,000 in personnel-related expenses, $436,000 in professional fees and expenses, $981,000 in laboratory expenses, and $615,000 related to the leasing of additional laboratory space.  Clinical study expenses decreased primarily due to lower professional fees and patient recruitment costs for our blinded multi-center clinical study, which concluded its patient recruitment at the end of March 2003.  The increase in the expenses noted above were primarily attributable to an increase in the number of tests being performed in support of our multi-center clinical study and the Mayo Clinic study and other research and development initiatives undertaken to further develop our PreGen technologies in support of the commercial launch and subsequent commercialization of PreGen-Plus.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $3.2 million for the three months ended September 30, 2003 from $2.4 million for the three months ended September 30, 2002.  The increase for the three month period was attributable primarily to increases of $360,000 in personnel-related expenses, $410,000 in professional fees and expenses and $63,000 in office-related expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $9.8 million for the nine months ended September 30, 2003 from $7.2 million for the nine months ended September 30, 2002. The increase for the nine month period was attributable primarily to increases of $1.3 million in personnel-related expenses, $1.2 million in professional fees and expenses and $148,000 in office-related expenses.  These expenses increased primarily due to increases in marketing and sales personnel and programs in preparation for the commercialization of PreGen-Plus.

Stock-based compensation.  Stock-based compensation, which is a non-cash expense, decreased to $329,000 for the three months ended September 30, 2003 from $544,000 for the three months ended September 30, 2002. Stock-based compensation decreased to $978,000 for the nine months ended September 30, 2003 from $1.7 million for the nine months ended September 30, 2002.  Stock-based compensation decreased due to the accelerated method of amortization being utilized to amortize this non-cash expense.

Interest income.  Interest income decreased to $103,000 for the three months ended September 30, 2003 from $251,000 for the three months ended September 30, 2002.  Interest income decreased to $396,000 for the nine months ended September 30, 2003 from $757,000 for the nine months ended September 30, 2002.  This decrease was due to lower interest rates on our investments, as well as an overall decrease in our average cash, cash equivalents and marketable securities balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, the completion of an initial public offering of our common stock in February 2001 and cash received in connection with our second strategic alliance with LabCorp in June 2002.  As of September 30, 2003, we had approximately $35.3 million in cash, cash equivalents and marketable securities available to fund our operations.

Net cash used in operating activities was $6.9 million for the nine months ended September 30, 2003 and $4.9 million for the nine months ended September 30, 2002.  This increase was primarily due to the increase in our selling and administrative expenses and the timing of payments associated with our large multi-center clinical study.

Net cash provided by investing activities was $4.4 million for the nine months ended September 30, 2003 and used $28 million in investing activities for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003, $7.1 million of marketable securities matured and were invested in cash and cash equivalents or used to fund operations.  For each of these periods, we continued to invest in our intellectual property portfolio and the expansion of our laboratory space and equipment to support the multi-center and Mayo clinical studies and research initiatives.

Net cash provided by financing activities was $1.2 million for the nine months ended September 30, 2003 and $458,000 for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003, this was primarily due to the issuance of common stock under our employee stock option and purchase plans.

We expect that cash, cash equivalents and short-term investments on hand at September 30, 2003, together with additional milestone and royalty payments expected to be received from LabCorp, will be sufficient to fund our operations for the foreseeable future.  In September 2003, we filed a shelf registration statement on Form S-3 with the SEC which permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants to purchase each of the foregoing, up to an aggregate of $100 million. The SEC declared this registration statement effective on September 26, 2003.  With an effective shelf registration in place, we believe we will be in a position to maintain and maximize our financial flexibility for the foreseeable future. Our future capital requirements include, but are not limited to, continuing our research and development programs, supporting our research and clinical study efforts, potential pursuit of other markets, supporting our marketing efforts associated with the commercialization of PreGen-Plus and capital expenditures primarily associated with purchases of laboratory equipment.

As of September 30, 2003, we had the following fixed obligations and commitments:

Remaining three months of 2003	$682,000
Fiscal Year:
2004	2,402,000
2005	1,778,000
2006	1,907,000
2007	1,569,000
Thereafter	6,672,000
Total lease payments	$15,010,000

Our future capital requirements will depend on many factors, including the following:

•                  the successful market adoption of PreGen-Plus; and

•                  the scope of and progress made in our research and development initiatives and activities.

Factors That May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results.

We may never successfully commercialize any of our products or services or earn a profit.

We have incurred losses since we were formed. From our date of inception on February 10, 1995 through September 30, 2003, we have accumulated a total deficit of approximately $99.1 million. Although we commercially launched PreGen-Plus in August of 2003, we do not expect to have any significant operating revenue from the licensing of our products and services until 2004.  We expect that our losses will continue as a result of continuing research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

Dependence on our strategic relationship with LabCorp.

We have a long-term, strategic alliance agreement with LabCorp whereby we license certain of our PreGen technologies to LabCorp that are required for the commercialization of PreGen-Plus, a proprietary, non-invasive DNA-based screening assay for the early detection of colorectal cancer in the average-risk population.  The license to LabCorp is exclusive within the United States and Canada for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, or fail to meet its obligations under the agreement, our revenues would be materially adversely affected and the commercialization of PreGen-Plus would be interrupted.  Further, we cannot guarantee that we would be able to enter into a similar agreement to commercialize this technology.  Moreover, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue and performance thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

Because our revenue will be substantially dependent upon LabCorp’s commercial sales of PreGen-Plus, we are actively working together with LabCorp to create and execute an operational and business plan for commercializing and marketing PreGen-Plus.  Completed efforts include assay validation, technology transfer and licensing; contracting with manufacturers and suppliers; physician education and demand; broad-based reimbursement initiatives; advocacy development; and sales force training.  Additionally, there were a number of significant initiatives that LabCorp accomplished prior to commercialization including the creation of an adequate distribution infrastructure for sample movement, the build-out of adequate laboratory space, the hiring and training of personnel, the establishment of supply agreements with vendors, and the licensing of certain third-party technologies used with the PreGen-Plus assay as it is currently configured.  Failure to adequately complete any initiatives that are key to the commercialization could impact the success of  PreGen-Plus.

In addition, LabCorp may decide that the sale of PreGen-Plus is no longer appropriate to its business.  Should that occur, we cannot assure you that we would be able to license our PreGen technology to another clinical reference laboratory or otherwise successfully commercialize the technology.

Our business would suffer if we are unable to license certain technologies or obtain raw materials or if certain of our licenses were terminated.

The current configuration of PreGen-Plus that we have commercialized with LabCorp requires access to certain technologies and supply of raw materials for which we, or LabCorp, have entered into certain licensing and supply agreements.  While we believe that we, or LabCorp, entered into agreements for such technologies and raw materials on favorable terms and conditions, no assurances can be given that we, or LabCorp, will be able to maintain these relationships.  Furthermore, the configuration of PreGen-Plus may require us, or LabCorp  to enter into additional licenses with third parties for other technologies and raw materials, and there can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, or at all. This could require PreGen-Plus assay to be re-configured which could negatively impact its commercialization, or interrupt sales which could have materially adversely impact our revenues.

Dependence on collaborative relationships.

In addition to our dependence on LabCorp for the commercial sale of PreGen-Plus, if any other party with which we, or LabCorp, have established, or will establish, licensing, supply, or collaborative agreements were unable to satisfy its contractual obligations to us or LabCorp, there can be no assurance that substantially similar agreements could be negotiated and executed with other third parties on acceptable terms, if at all, or that any such new agreements would be successful.  While we believe such third parties will meet their contractual responsibilities under current and future agreements, there can be no assurance that this will be the case or that such future agreements will in fact be negotiated and entered into.  There can be no assurance that any of our current contractual arrangements between us and third parties, us and LabCorp, or between our strategic partners and other third parties, will be continued, entered into, or not breached or terminated early, or that we or our strategic partners will be able to enter into any future relationships necessary to the commercial sale of PreGen-Plus or necessary to our realization of material revenues. The failure to do so could have a material adverse effect on our business, results of operations and financial condition.  Further, if LabCorp, or any other entity, commercialized technologies or products for colorectal cancer outside of their relationship with us that compete directly with our PreGen technologies, such technologies or products may prove to be more effective and cost-efficient than our PreGen technologies.  Because our revenue will be dependent upon our and LabCorp’s successful commercialization of PreGen-Plus, failure to successfully maintain our relationship with LabCorp or any other strategic entity could have a material adverse effect on our operations and ability to generate operating revenue.

If our clinical studies do not prove the superiority of our PreGen technologies, we and our partners may never sell our products and services.

In the third quarter of 2001, we initiated our blinded multi-center clinical study, which includes approximately 5,500 asymptomatic, age 50 and older, patients from over 80 academic and community-based practices.  We concluded patient enrollment in this clinical study at the end of the first quarter of 2003.  The goal of this clinical study was to provide additional data supporting the superiority of tests utilizing our Pre-Gen technology versus the most widely used brand of FOBT, Hemoccult II, in detecting colorectal cancer in this average-risk population.

Although this study achieved its primary endpoint of superiority with high statistical significance showing that PreGen-Plus was four times more sensitive than Hemoccult II, the point sensitivity from our multi-center clinical study was lower than our previous research and clinical studies to date.  Our prior studies have primarily included samples from higher-risk or symptomatic patients, employed different sample collection protocols and techniques, and have shown sensitivity rates ranging from 91% to 64% while data in this multi-center study in an average risk asymptomatic population indicated a point sensitivity for FOBT of 13 percent and a point sensitivity for our bead-based PreGen technology of 52 percent. Accordingly, despite the success of this study, we may experience reluctance or refusal on the part of third-party payors to pay for tests using our PreGen technologies which could slow the demand for our tests and adversely and materially impact revenues and profitability and we may experience a decrease in our stock price.  The version of the Company’s DNA-based stool test employed in our recently completed multi-center study is our original, bead-based technology. The version of PreGen-Plus that is commercially available through LabCorp incorporates several technology improvements, the most significant of which is Effipure, which we believe increases the performance characteristics of the assay.

In October 2001, we also signed a Clinical Trial Agreement with the Mayo Clinic in which the bead-based version of our PreGen-Plus assay is the subject of an independent study by Mayo Clinic for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health. This three-year study is expected to include approximately 4,000 patients at average-risk for developing colorectal cancer and, similar to our multi-center clinical study, is designed to compare the results of our bead-based PreGen technologies with those of the Hemoccult II and Hemoccult Sensa®, two brands of FOBT, common first-line colorectal cancer screening options.  The results of the Mayo clinical study may show that tests using our PreGen technologies are not sufficiently superior to Hemoccult II and Hemoccult Sensa.  In that event, we may experience reluctance or refusal on the part of physicians to order, and  third-party payors to pay, for tests using our PreGen technologies which could slow the demand and/or successful commercialization of the PreGen-Plus test.

If our Effipure technology, or other technological advancements,  do not achieve the expected increases in performance of the PreGen-Plus test, the demand for the PreGen-Plus test may be negatively impacted.

There can be no assurance that the commercial version of the PreGen-Plus assay currently offered by LabCorp, with Effipure and other technology improvements, will have significantly greater sensitivity that that of our original bead-based technology that was used in the multi-center study.  We have conducted research studies of the commercial version of PreGen-Plus, which includes our Effipure technology.  These research studies, which have consisted of cohorts from previously conducted clinical studies, including the multi-center study, have shown that the commercial version of the PreGen-Plus assay, which includes Effipure, detected cancer in samples that the original bead-based PreGen-Plus version did not.  Although this ability of the commercial version of PreGen-Plus to detect previously missed cancers has been a consistent outcome across all of the research studies of the commercial version of PreGen-Plus, the number of samples in each of these studies has been small and the ranges of sensitivity improvement with Effipure have been broad, thus making it difficult to definitively quantify the increase in sensitivity of the commercial assay as compared to the original bead-based assay.  There can be no assurance that the commercial version of the PreGen-Plus assay currently offered by LabCorp, with Effipure, will have material greater sensitivity than that of the original bead-based technology that was used in the multi-center study.  In that event, we may experience reluctance or refusal on the part of physicians to order, and  third-party payors to pay, for tests using our PreGen technologies which could slow the demand and/or successful commercialization of the PreGen-Plus test.

Scarcity of raw materials and components.

We rely on contract manufacturers and suppliers for certain components for our PreGen technologies.  We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for the current configuration of the PreGen-Plus assay, including our Effipure technology.  Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all.  Furthermore, prior to August 2003, PreGen-Plus had never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all.  If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for PreGen-Plus, we may need to reconfigure our assay which would result in delays in commercialization or an interruption in sales which could materially adversely impact our revenues.

Ability to support demand.

The demand for the PreGen-Plus assay may require us and LabCorp to implement certain increases in scale and related manufacturing and process improvements, and to establish an internal quality assurance program to support commercial testing.  No assurance can be given that these increases in scale, related improvements and quality assurance program will be successfully implemented, and failure to do so could result in higher cost of testing or an inability to meet market demand.  Since PreGen-Plus was recently introduced commercially in August 2003, there can be no assurance that LabCorp will be able to perform tests on a timely basis at a level consistent with demand. If LabCorp encounters difficulty meeting market demand for PreGen-Plus, there could be substantial interruption in LabCorp’s continued ability to offer PreGen-Plus commercially and our revenue could be materially and adversely affected.

Long-term commercial viability of PreGen-Plus may be jeopardized if we, or LabCorp, are not able to lower costs through automating and simplifying key operational processes.

Currently, colorectal cancer screening tests using our PreGen technologies are expensive because they are labor-intensive and use highly complex processes and expensive reagents. In order to generate significant profits and make our PreGen technologies more commercially attractive, we, or LabCorp, will need to reduce substantially the costs of tests using our PreGen technologies through significant automation of key operational processes and other cost savings procedures. If we, or LabCorp, fail to create and improve PreGen technologies that sufficiently reduce costs, tests using our PreGen technologies either may ultimately prove to not be commercially viable or may generate little, if any, profitability for our partners, or for us.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for PreGen-Plus, the commercial viability of PreGen-Plus could be compromised.

Many physicians will not order colorectal cancer screening tests using our PreGen technologies unless patients are adequately reimbursed by third-party payors such as Medicare and managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our PreGen technologies are: sensitive for colorectal cancer; not experimental or investigational; medically necessary; appropriate for the specific patient; and are cost-effective. While we, and LabCorp, have had some success in obtaining reimbursement from a limited number of third-party payors for tests performed, to date, LabCorp has not secured any broad-based policy-level reimbursement approval from Medicare, or enough third-party payors, to ensure the long-term commercial success of PreGen-Plus.

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

Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time-consuming and costly process. If we, or LabCorp, are unable to obtain adequate reimbursement approval from Medicare and private payors, our ability to generate revenue from our PreGen technologies will be limited. LabCorp has had some success in securing approval in that a number of insurers have agreed to cover PreGen-Plus for their appropriate patient populations, and two large self-insured employer groups have contracted with LabCorp to provide PreGen-Plus to their employees.  These agreements represent in excess of 10 million covered lives.

If we are unable to convince medical practitioners to order tests using our PreGen technologies, our revenue and profitability may be limited.

If we, or LabCorp, fail to convince medical practitioners to order tests using our PreGen technologies, we will not be able to create sufficient demand for products using our PreGen technologies in sufficient volume for us to become profitable. We and LabCorp will need to make thought-leading gastroenterologists and primary care physicians aware of the benefits of tests using our PreGen technologies through published papers, presentations at scientific conferences, favorable results from our clinical studies and obtaining reimbursement from insurers. Our failure to be successful in these efforts would make it difficult for us, or LabCorp, to convince medical practitioners to order colorectal cancer screening tests using our PreGen technologies for their patients.

If PreGen-Plus is not included within colorectal cancer screening guidelines, physicians may not order PreGen-Plus and payors may not authorize reimbursement for PreGen-Plus.

An important element to market acceptance of PreGen-Plus and the test’s successful commercialization involves the inclusion of PreGen-Plus in colorectal cancer screening guidelines.  Guideline inclusion is in large part dependent upon the data from our multi-center study being accepted by, and published in, a peer-reviewed journal.  There can be no assurance that a peer-reviewed journal will accept or publish our multi-center study data, nor can there be any assurance that PreGen-Plus will be included within colorectal cancer screening guidelines any time soon, if at all.  In the event PreGen-Plus is not included within colorectal cancer screening guidelines, our revenues, profits and results of operations would likely be materially and negatively affected.

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

If we or our partners fail to comply with Federal Drug Administration (“FDA”)  requirements, we may be limited or restricted in our ability to market our products and services and may be subject to stringent penalties.

The FDA does not actively regulate laboratory tests that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate specific reagents and certain components, some of which are used with our PreGen technologies that react with a biological substance including those designed to identify a specific DNA sequence or protein.  For instance, a key component of our PreGen Technologies includes our Effipure technology for the recovery of DNA from biological samples.  The FDA’s regulations provide that most such reagents, which the FDA refers to as analyte specific reagents (“ASRs”), are exempt from the FDA’s pre-market review requirements. We believe that ASRs that we may provide currently fall within these exemptions.  However, if the FDA were to decide to more actively regulate in-house developed laboratory tests, or significantly change the regulations for ASRs, commercial sales of PreGen-Plus and the sale of Effipure components to LabCorp could be delayed, halted or prevented. If the FDA were to view any of our or LabCorp’s actions as non-compliant, it could initiate enforcement action such as a regulatory warning letter and possible imposition of penalties. Moreover, while we believe that Effipure qualifies as an analyte specific reagent, and is therefore exempt from the FDA’s pre-market review requirements, there can be no assurance that the FDA or other regulatory bodies will agree with our assessment and the commercialization of our products and services could be impacted by being delayed, halted or prevented altogether.  Finally, any ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

We may be subject to substantial costs and liability or be prevented from selling our screening tests for cancer as a result of litigation or other proceedings relating to patent rights.

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue an aggressive patent strategy that we believe provides us with a competitive advantage in the early detection of colorectal cancer. As of September 30, 2003, we have 30 issued patents and 29 pending patent applications in the United States and we also have 14 issued foreign patents and 106 pending foreign patent applications.  Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications for technology covered by our pending applications. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of PreGen-Plus, which would have a material adverse effect on our business, financial condition and results of operations.

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

If we become subject to additional regulations from the U.S. Department of Transportation (“DOT”), or other domestic and  international regulatory agencies, for the transport of diagnostic specimens, it could increase the cost of transporting stool specimens and limit revenue growth.

On August 14, 2002, the DOT issued revised Hazardous Materials Regulations for the packaging and transport of infectious materials, including diagnostic specimens.  In anticipation of the application of these regulations to our current specimen container and transport system, we submitted an exemption request to the DOT to minimize the changes that would be necessary for our specimen collection system, while still providing an equivalent level of safety.  On February 13, 2003, the DOT issued a formal determination that stool samples intended for clinical research or diagnostic purposes would not be deemed an infectious substance subject to the Hazardous Materials Regulations.  While this decision is favorable to us and our partners, we cannot be certain that the DOT, or other domestic and international regulatory agencies, will not more actively regulate or restrict the transportation of stool samples, such as those used in our diagnostic tests.

Other companies may develop and market novel or improved methods for detecting colorectal cancer, which may make our PreGen technologies less competitive, or even obsolete.

The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, and has attracted competitors, some of which have significantly greater resources than we have.  Currently, we face competition from alternative procedures-based detection technologies such as flexible sigmiodoscopy, colonoscopy, virtual colonoscopy, a new procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as existing and improved traditional screening tests such as FOBT. In addition, some competitors are developing serum-based tests, or screening tests based on the detection of proteins or nucleic acids in the blood produced by colon cancer. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

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

As of September 30, 2003, we have 30 issued patents and 29 pending patent applications in the United States and we also have 14 issued foreign patents and 106 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.

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

We have established relationships with leading scientists, including members of our scientific advisory board, and research and academic institutions, such as the Mayo Clinic and John Hopkins University, that we believe are key to establishing tests using our PreGen technologies as a standard of care for colorectal cancer screening.  If our collaborators determine that colorectal cancer screening tests using our PreGen technologies are not superior to available colorectal cancer screening tests or that alternative technologies would be more effective in the early detection of colorectal cancer, we would encounter significant difficulty establishing tests using our PreGen technologies as a standard of care for colorectal cancer screening, which would limit our revenue growth and profitability.

Our inability to apply our proprietary PreGen technologies successfully to detect other common cancers may limit our revenue growth and profitability.

While, to date, we have focused substantially all of our research and development efforts on colorectal cancer, we have used our PreGen technologies to detect cancers of the lung, pancreas, esophagus, stomach and gall bladder. In the future, we intend to evaluate and potentially extend our PreGen technology platform to the development of screening tests for these common cancers. To do so, we may need to overcome technological challenges to develop reliable screening tests for these cancers.  There can be no assurance that our PreGen technologies will be capable of reliably detecting cancers, beyond colorectal cancer, with the sensitivity and specificity necessary to be clinically and commercially useful for such other cancers, or that we can develop such technologies at all.  We may never realize any benefits from our research and development activities.

Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt commercialization of our tests and increase our costs.

Healthcare policy has been a subject of discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for PreGen-Plus based on existing healthcare policies. Changes in healthcare policy, if implemented, could substantially interrupt the sales of PreGen-Plus, increase costs, and divert management’s attention. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operation.

Our inability to raise additional capital on acceptable terms in the future may limit our growth.

If our capital resources become insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our PreGen technologies.  Our inability to raise capital would seriously harm our business and development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operations. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may have to restrict our operations significantly or obtain funds by entering into agreements on unattractive terms. In September 2003, we filed a shelf registration statement on Form S-3 with the SEC which provides for the offer, from time to time, of common stock, preferred stock, debt securities and warrants to purchase any of the foregoing, up to an aggregate of $100 million. With an effective shelf registration in place, we believe we will be maximizing our financial flexibility in being able to exploit all opportunities enabled by our PreGen technologies.  Further, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

•                                          the performance characteristics of our PreGen technologies;

•                                          slow market acceptance of PreGen-Plus; and

•                                          sales of our common stock or debt securities.

Because we are a company with no significant operating revenue expected until 2004, you may consider one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

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

(b)                                 Reports on Form 8-K.

During the quarter ended September 30, 2003, we furnished five reports on Form 8-K.  The first report, dated July 14, 2003, announced a conference call to discuss our second quarter financial results.  The second report, dated July 15, 2003, furnished a press release as an exhibit regarding data presented at the annual meeting of the American Association for Cancer Research regarding our novel Effipure technology.  The third report, dated July 22, 2003, furnished our second quarter results press release as an exhibit.  Our fourth report, dated September 11, 2003, announced the filing with the SEC of a $100 million shelf offering.  Our fifth and final report, dated September 25, 2003, announced that our presentation at the UBS Global Life Sciences Conference would be webcast live.  We filed no other reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 10, 2003	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2003	By:	/s/ John A. McCarthy, Jr.
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