Form 10-K/A
period 2003-12-31
EXACT SCIENCES CORP
filed 2004-02-12
CIK 1124140

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENT INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of the Form 10-K.

EXPLANATORY NOTE

        This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of EXACT Sciences Corporation (the "Company") for the fiscal year ended December 31, 2003 is being filed solely for the purpose of correcting certain errors contained in Exhibits 31.1 and 31.2 to the original filing of the Form 10-K, filed on February 2, 2004. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Exhibits 31.1 and 31.2 as amended is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company has updated the dates of the certifications contained therein. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing date of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

        (a)(3) Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Form 10-K/A:

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
4.1
Specimen certificate representing the Registrant's Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333- 48812), which is incorporated herein by reference)
4.5
Warrant between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002 (previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period (File No. 000-32179) which is incorporated herein by reference)
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
10.29	Lease Agreement, dated January 23, 2003, between Marlborough Campus Limited Partnership and the Registrant
10.30**	Exclusive License Agreement between Matrix Technologies Corporation, d/b/a Apogent Discoveries, and the Registrant dated as of November 26, 2002
10.31**	Services, Manufacturing and Supply Agreement dated as of April 7, 2003, by and between the Company and Discovery Labware, Inc.
10.32**+	First Amendment to License Agreement by and between the Company and Laboratory Corporation of America Holdings, Inc. dated January 19, 2004
10.33**+	Sublicense Agreement between the Company and Beckman Coulter dated July 28, 2003
12.1+	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
23.1+	Consent of Ernst & Young LLP
23.1(A)+	Information regarding Arthur Andersen LLP
24.1+	Power of Attorney (included on signature page)

31.1***	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Confidential Treatment requested for certain portions of this Agreement.

+
Filed with the original filing of the Report on Form 10-K.

***
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION
	By:	/s/ JOHN A. MCCARTHY, JR. John A. McCarthy, Jr. Executive Vice President, Chief Financial Officer and Treasurer
Date: February 11, 2004

        Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to the Annual Report on Form 10-K/A has been signed by the following persons in the capacities set forth below on the 11th day of February, 2004.

Signature	Title	Date

/s/ STANLEY N. LAPIDUS* Stanley N. Lapidus	Chairman of the Board and Director	February 11, 2004
/s/ DON M. HARDISON* Don M. Hardison	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2004
/s/ JOHN A. MCCARTHY, JR. John A. McCarthy, Jr.	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2004
/s/ RICHARD W. BARKER* Richard W. Barker	Director	February 11, 2004
/s/ SALLY W. CRAWFORD* Sally W. Crawford	Director	February 11, 2004

/s/ EDWIN M. KANIA, JR.* Edwin M. Kania, Jr.	Director	February 11, 2004
/s/ CONNIE MACK, III* Connie Mack, III	Director	February 11, 2004
/s/ LANCE WILLSEY* Lance Willsey	Director	February 11, 2004
/s/ PATRICK J. ZENNER* Patrick J. Zenner	Director	February 11, 2004
*By:	/s/ JOHN A. MCCARTHY, JR. John A. McCarthy, Jr. Pursuant to the Power of Attorney dated January 29, 2004

Exhibit Index to Amendment No. 1 to Annual Report on Form 10-K
for Fiscal Year Ended December 31, 2002

Exhibit Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
3.2	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
4.1
Specimen certificate representing the Registrant's Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333- 48812), which is incorporated herein by reference)
4.5
Warrant between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002 (previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period (File No. 000-32179) which is incorporated herein by reference)
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
10.29	Lease Agreement, dated January 23, 2003, between Marlborough Campus Limited Partnership and the Registrant.
10.30**	Exclusive License Agreement between Matrix Technologies Corporation, d/b/a Apogent Discoveries, and the Registrant dated as of November 26, 2002.
10.31**	Services, Manufacturing and Supply Agreement dated as of April 7, 2003, by and between the Registrant and Discovery Labware, Inc.
10.32**+	First Amendment to License Agreement by and between the Registrant and Laboratory Corporation of America Holdings, Inc. dated January 19, 2004.
10.33**+	Sublicense Agreement between the Registrant and Beckman Coulter dated July 28, 2003
12.1+	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1	Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
23.1+	Consent of Ernst & Young LLP
23.1(A)+	Information regarding Arthur Andersen LLP
24.1+	Power of Attorney (included on signature page)
31.1***	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2***	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Confidential Treatment requested for certain portions of this Agreement.

+
Filed with the original filing of the Report on Form 10-K.

***
Filed herewith.

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.
SIGNATURES
Exhibit Index to Amendment No. 1 to Annual Report on Form 10-K for Fiscal Year Ended December 31, 2002