Form 10-Q
period 2004-03-31
EXACT SCIENCES CORP
filed 2004-05-07
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-32179

EXACT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	02-0478229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Campus Drive, Marlborough Massachusetts	01752
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No  ☐

As of May 6, 2004, the Registrant had 26,150,942 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data, unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$14,200	$24,179
Marketable securities	13,607	41,190
Prepaid expenses	1,283	1,864
Total current assets	29,090	67,233
Property and Equipment, at cost:
Laboratory equipment	4,114	4,042
Office and computer equipment	1,360	1,374
Leasehold improvements	1,460	1,463
Furniture and fixtures	299	299
	7,233	7,178
Less—Accumulated depreciation and amortization	(4,314)	(4,634)
	2,919	2,544

Patent Costs and Other Assets, net	2,672	2,577
	$34,681	$72,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$657	$786
Accrued expenses	1,553	1,897
Deferred licensing fees, current portion	4,514	4,514
Total current liabilities	6,724	7,197

Deferred Licensing Fees, less current portion	15,729	14,601
Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value	193	262
Additional paid-in capital	118,225	161,244
Treasury stock	(12)	(96)
Notes receivable	(641)	(353)
Deferred compensation	(729)	(376)
Other comprehensive loss	(1)	(27)
Accumulated deficit	(104,807)	(110,098)
Total stockholders’ equity	12,228	50,556
	$34,681	$72,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2003	2004
Revenue:
Product royalty fees	$—	$22
License fees	405	1,128
Product	3	27
	408	1,177
Cost of revenues:
Product royalty fees	—	1
Product	3	31
	3	32

Gross profit	405	1,145

Operating Expenses:
Research and development	5,013	3,134
Selling, general and administrative	3,114	3,294
Stock-based compensation (1)	328	126
	8,455	6,554

Loss from operations	(8,050)	(5,409)

Interest income	167	118
Net loss	$(7,883)	$(5,291)

Net loss per share - basic and diluted:	(0.42)	(0.23)

Weighted average common shares outstanding - basic and diluted	18,808	22,949

(1)The following summarizes the departmental allocation of stock-based compensation:

Research and development	$81	$53
Selling, general and administrative	247	73
Total	$328	$126

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(7,883)	$(5,291)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation	469	336
Amortization	116	132
Non-cash stock-based compensation expense	328	126
Amortization of deferred licensing fees	(405)	(1,128)
Changes in assets and liabilities:
Prepaid expenses	(694)	(512)
Accounts payable	229	129
Accrued expenses	(565)	344
Net cash used in operating activities	(8,405)	(5,864)

Cash Flows from Investing Activities:
Purchase of marketable securities	—	(36,777)
Maturity and sale of marketable securities	3,122	9,168
Purchases of property and equipment	(442)	(30)
Increase in patent costs and other assets	(112)	(84)
Net cash provided by (used in) investing activities	2,568	(27,723)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	43,383
Proceeds from exercise of common stock options and stock purchase plan	127	160
Repayment of notes receivable	54	23
Net cash provided by financing activities	181	43,566
Net Increase (Decrease) in Cash and Cash Equivalents	(5,656)	9,979
Cash and Cash Equivalents, beginning of period	17,439	14,200
Cash and Cash Equivalents, end of period	$11,783	$24,179

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Repurchase of restricted stock through forgiveness of notes receivable	$—	$83
Forgiveness of notes receivable and accumulated interest	$—	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company is an applied genomics company that develops and commercializes proprietary DNA-based tests for the early detection of cancer. The Company has selected colorectal cancer as the first application of its technology platform. The Company has devoted a majority of its efforts on research and development activities related to its PreGen™ technologies for the detection of colorectal cancer, including several large multi-center clinical studies. More recently, the Company also has been focused on the marketing of PreGen-Plus™, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population being offered commercially by Laboratory Corporation of America® Holdings (“LabCorp®”).

On February 10, 2004, the Company consummated the sale  of 6.9 million shares of its common stock in a public offering that generated $43.4 million of net proceeds to the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2003 and March 31, 2004, approximately $1,000 of the Company’s cash has been pledged as collateral for an outstanding letter of credit. Cash equivalents primarily consist of money market funds at December 31, 2003 and March 31, 2004.

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

All of the Company’s investments are comprised of fixed income investments and all are currently deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Available-for-sale securities consist of corporate debt securities as of December 31, 2003 and March 31, 2004.

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

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive. All shares issuable upon exercise of stock options to purchase 3,724,592 and 4,245,539 common shares, unvested restricted common shares of 282,397 and 106,565, and outstanding warrants to purchase common shares of  1,000,000 and 1,000,000, have therefore been excluded from the computations of diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2004, respectively.

Revenue Recognition

License fees for the licensing of product rights received by the Company upon initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalties fees on PreGen-Plus tests performed by LabCorp are based upon the cash remittance to LabCorp, not the amount billed. In accordance with the general principles, service revenue is recognized when services are performed (earned), amounts can be objectively determined (measurable), and collection is reasonably assured (collectible or realizable). Until such time that estimates utilized are supported by measurable, historical remittance data, the Company will recognize royalties as LabCorp receives payment.

Product revenue from the sale of certain components of its Effipure™ technology to LabCorp is recognized upon shipment of the components; provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

Revenue from milestone and other performance-based payments will be recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. Compensation expense, computed using the Black-Scholes option pricing model, of $21,000 and $24,000 was recorded in the accompanying consolidated statements of operations for the three months ended March 31, 2003 and 2004, respectively.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of March 31, 2003 and 2004, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended March 31,
	2003	2004
	(Amounts in thousands, except per share data)
Net loss as reported	$(7,883)	$(5,291)
Add: Stock based compensation included in reported net loss	328	126
Deduct: Total stock based employee compensation determined under SFAS 123 for all awards	(1,875)	(1,822)
Pro forma net loss - SFAS 123	$(9,430)	$(6,987)

Basic and diluted net loss per share:
As reported	$(0.42)	$(0.23)
Pro forma - SFAS 123	$(0.50)	$(0.30)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). For the Company, comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.  For the three months ended March 31, 2003 and 2004, comprehensive loss was  $7,865,000 and $5,317,000, respectively.

(3) STRATEGIC ALLIANCE AGREEMENT

On June 26, 2002, the Company entered into a license agreement, subsequently amended on January 19, 2004, with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population. Pursuant to this amended agreement, the Company exclusively licensed to LabCorp all U.S. and Canadian patents and patent applications owned or exclusively licensed by the Company relating to its technology through August 2008, followed by a non-exclusive license for the life of the patents. In return for the license, LabCorp agreed to pay the Company certain up-front, milestone and performance-based payments, and a per-test royalty fee. LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million was made in August 2003 upon the commercial launch of PreGen-Plus. As amended, in addition to the per-test royalty fee,  the Company also is eligible for milestone payments from LabCorp totaling up to $15 million based upon Company deliverables related to the acceptance and inclusion of PreGen-Plus in certain clinical guidelines and certain policy-level reimbursement approvals from third-party payors, and up to $30 million based upon the achievement of certain significant LabCorp revenue thresholds. Additionally, the amendment to the license agreement clarified the obligations of each party with respect to certain third-party technology which has been incorporated into the commercial version of the PreGen-Plus test.

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

(4) EMPLOYEE TERMINATIONS

In January 2004, the Company reduced its workforce by nine employees, including two vice president level positions.  Employees terminated under this action were eligible to receive three to six months of salary and benefits depending on their position and length of service with the Company and resulted in the Company accruing associated cost of approximately $315,000 during the three months ended March 31, 2004.

In February 2004, following the resignation of Mr. John A. McCarthy, Jr. as Executive Vice President, Chief Financial Officer and Treasurer, the Company entered into a transition agreement with Mr. McCarthy whereby, among other things, he agreed to provide to the Company certain consulting services and a general release.  Under the terms of the transition agreement, the Company agreed to continue to pay Mr. McCarthy his base salary until the earlier of March 1, 2005 or the termination of Mr. McCarthy’s consulting relationship.  The Company also agreed to suspend all future interest on a promissory note executed in the Company’s favor by Mr. McCarthy in November 2000, the proceeds of which were used by Mr. McCarthy to exercise options to purchase 41,250 shares of restricted common stock.  Subject to the completion of Mr. McCarthy’s performance obligations under the transition agreement, the Company has agreed to pay Mr. McCarthy on March 1, 2005 an additional $140,000 and forgive any then outstanding amounts under such promissory note of $228,112 including accumulated interest.  All of the costs associated with the transition agreement have been accrued and reflected in the Company’s results of operation for the three months ended March 31, 2004.  The promissory note is otherwise payable in June 2010.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission (the “SEC”).

Overview

We are an applied genomics company that develops and commercializes proprietary DNA-based tests for the early detection of cancer. Our first commercial test, PreGen-Plus™, is used for screening colorectal cancer, the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths among non-smokers. Since our inception on February 10, 1995, our principal activities have included:

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

•                                          hiring sales personnel;

•                                          raising capital;

•                                          licensing our proprietary technologies to LabCorp; and

•                                          working with LabCorp on activities necessary for commercialization and marketing of PreGen-Plus.

On June 26, 2002, the Company entered into a license agreement, subsequently amended on January 19, 2004, with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population. Pursuant to this amended agreement, the Company exclusively licensed to LabCorp all U.S. and Canadian patents and patent applications owned or exclusively licensed by the Company relating to its technology through August 2008, followed by a non-exclusive license for the life of the patents. In return for the license, LabCorp agreed to pay the Company certain up-front, milestone and performance-based payments, and a per-test royalty fee. LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million was made in August 2003 upon the commercial launch of PreGen-Plus. As amended, in addition to the per-test royalty fee,  the Company also is eligible for milestone payments from LabCorp totaling up to $15 million based upon Company deliverables related to the acceptance and inclusion of PreGen-Plus in certain clinical guidelines and certain policy-level reimbursement approvals from third-party payors, and up to $30 million based upon the achievement of certain significant LabCorp revenue thresholds. Additionally, the amendment to the license agreement clarified the obligations of each party with respect to certain third-party technology which has been incorporated into the commercial version of the PreGen-Plus test.

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

We have generated no material operating revenues since our inception and, as of March 31, 2004, we had an accumulated deficit of approximately $110.1 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, and more recently, costs associated with selling, general and administrative expenses as we hire additional personnel, initiate marketing programs and build our infrastructure to support the commercialization and marketing of PreGen-Plus.

Our revenue is comprised of product royalty fees on PreGen-Plus tests performed by LabCorp, product revenue from the sale to LabCorp of certain components of our Effipure™ technology which is incorporated into the PreGen-Plus test, and license fees for the licensing of product rights to LabCorp under our strategic agreements.  We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period.  We expect that product royalty fees and product revenue will continue to increase in 2004 due to the ongoing commercial sales of PreGen-Plus by LabCorp following its commercial launch in August 2003, as well as our continued focus on sales and marketing programs.  License fees are likewise expected to be higher in 2004 than 2003 due to the ratable recognition of the $15 million upfront license fee received from LabCorp in August 2003.

Research and development expenses include costs related to scientific and laboratory personnel, clinical studies and reagents and supplies used in the development of our technologies. We expect research and development expenses to decrease in 2004 from 2003 levels due to the completion of our multi-center clinical study in 2003.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect selling, general and administrative expenses to increase in 2004 from 2003 levels as a result of increases attributable to certain employee terminations in the first quarter of 2004, as well as our expectation of an increase in selling expenses associated with the development of our strategic sales team and continued marketing program spend as we focus our attention on joint sales initiatives of PreGen-Plus with LabCorp.

Stock-based compensation expense, a non-cash expense, primarily represents the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering. The stock-based compensation expense is being amortized on an accelerated method over the vesting period of the applicable options, which is generally 60 months. Currently, we expect to recognize stock-based compensation expense related to employee, consultant and director options of approximately $500,000 and $200,000 during the years ended December 31, 2004 and 2005, respectively.

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently issued by the SEC, requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, which has been filed with the SEC, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. The areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property.

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

Results of Operations

Revenue.  Revenue increased to $1.2 million for the three months ended March 31, 2004 from $408,000 for the three months ended March 31, 2003.  The increase in revenue is primarily due to increased license fees resulting from the amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period. Product revenue for the three months ended March 31, 2004 includes the sale of Effipure components to LabCorp. Product royalty fees for the three months ended March 31, 2004 represent royalty fees recognized for PreGen-Plus tests performed by LabCorp for which LabCorp has received payment.

Cost of revenues.  Cost of revenues increased to $32,000 for the three months ended March 31, 2004 from $3,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, product cost of revenues includes the product costs of Effipure components while product royalty cost of revenues represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus. The increase in cost of revenue was primarily attributable to sale of Effipure components to LabCorp.  For the three months ended March 31, 2003, product cost of sales represents the cost of performing commercial colorectal screening tests at our facilities.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $3.1 million for the three months ended March 31, 2004 from $5.0 million for the three months ended March 31, 2003.  The decrease for the three month period was attributable to decreases of $941,000 in clinical study expenses,  $287,000 in personnel-related expenses, $80,000 in professional fees and expenses, and $712,000 in laboratory expenses partially offset by an increase of  $141,000 related to the leasing of additional laboratory space.  Clinical study expenses decreased primarily due to lower professional fees and patient recruitment costs for our multi-center clinical study, which concluded its patient recruitment at the end of March 2003.  The decrease in personnel-related expenses was partially offset by approximately $185,000 of severance costs associated with the departure of certain employees during the first quarter of 2004. The decrease in the other expenses noted above were primarily attributable to a decrease in the number of tests being performed in support of our multi-center clinical study which concluded early in the fourth quarter 2003 and the completion of certain other research and development initiatives in 2003 to support of the commercialization of PreGen-Plus.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $3.3 million for the three months ended March 31, 2004 from $3.1 million for the three months ended March 31, 2003.  The increase for the three month period was attributable primarily to increases of $685,000 in personnel-related expenses offset by a decrease of $493,000 in professional fees and expenses.  The increase in personnel-related expense is primarily attributable to $577,000 of severance costs associated with the departure of certain employees during the first quarter of 2004 and the increase in our strategic sales team over the course of 2003.  Professional fees and expenses were higher for the first three months of 2003 compared to the first three months of 2004 as we initiated marketing programs in preparation for the commercialization of PreGen-Plus.

Stock-based compensation.  Stock-based compensation, a non-cash expense, decreased to $126,000 for the three months ended March 31, 2004, of which $53,000 related to research and development personnel and $73,000 related to general and administrative personnel.  Stock-based compensation was $328,000 for the three months ended March 31, 2003, of which $81,000 related to research and development personnel and $247,000 related to selling, general and administrative personnel.  Stock-based compensation decreased due to the accelerated method of amortization being utilized to amortize this non-cash expense.  For the three months ended March 31, 2004, we recorded $228,000 of stock-based compensation associated with our agreement to forgive in March 2005 an outstanding loan of a former employee which was offset by a reduction of $272,000 in stock-based compensation associated with the forfeitures of restricted stock and the cancellation of unvested stock options due to the departure of certain employees during the first quarter of 2004.

Interest income.  Interest income decreased to $118,000 for the three months ended March 31, 2004 from $167,000 for the three months ended March 31, 2003.  This decrease was primarily due to lower interest rates on our investments.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, our initial public offering of common stock in February 2001, cash received from LabCorp in connection with our strategic alliance and a public offering of 6.9 million shares of common stock on February 10, 2004 which generated net proceeds of approximately $43.4 million. As of March 31, 2004, we had approximately $65.4 million in cash, cash equivalents and marketable securities available to fund our operations.

Net cash used in operating activities was $5.9 million for the three months ended March 31, 2004 and $8.4 million for the three months ended March 31, 2003.  This decrease was primarily due to the decrease in our operating loss, which was the result of lower research and development spending due to the completion our 5,500 patient multi-center clinical study in late 2003, partially offset by approximately $762,000 in severance costs associated with the departure of certain employees in the first quarter of 2004.

Net cash used in investing activities was $27.7 million for the three months ended March 31, 2004 while net cash  provided by investing activities was $2.6 million for the three months ended March 31, 2003.  For the three months ended March 31, 2004, $27.6 million of marketable securities were purchased utilizing a portion of the proceeds from our recent public offering while for the three months ended March 31, 2003, $3.1 million of marketable securities matured and were invested in cash and cash equivalents.  The decrease in our purchase of property and equipment during 2004 is primarily attributable to the completion of our laboratory expansion in 2003.  We expect that our purchase of property and equipment for 2004 will be significantly lower than that of 2003.  For each of these periods, we continued to invest in our intellectual property portfolio.

Net cash provided by financing activities was $43.6 million for the three months ended March 31, 2004 and $181,000 for the three months ended March 31, 2003.  For the three months ended March 31, 2004, this was primarily due to the completion of our public offering of 6.9 million shares of common stock on February 10, 2004 which generated net proceeds of approximately $43.4 million and $160,000 from the issuance of common stock under our employee stock option and purchase plans.  For the three months ended March 31, 2003, this was primarily due to the issuance of common stock under our employee stock option and purchase plans.  During the first quarter of 2004, we repurchased 23,807 shares of unvested common stock under restricted stock agreements for approximately $83,000 through a reduction of amounts owed under various note agreements.

We expect that cash, cash equivalents and short-term investments currently on hand at March 31, 2004, will be sufficient to fund our operations for at least the next twenty-four months. We expect that payments from LabCorp under our strategic partnership agreement, when and if ultimately earned and paid, will supplement our liquidity position. These payments primarily take the form of royalty payments and milestone payments. As we are in the early stage of commercialization of PreGen-Plus, we cannot forecast how rapidly sales of PreGen-Plus and, consequently, royalty payments from LabCorp, will increase, if at all. Further, the timing of milestone payments is similarly unpredictable at this time. Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of PreGen-Plus into certain clinical guideline acceptance and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties and $30 million relates to the achievement of certain significant LabCorp revenue thresholds that depend upon LabCorp’s success with respect to its sales of PreGen-Plus and are not expected for the next several years, if at all. As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs. If payments from LabCorp are insufficient to meet our liquidity needs, we will be required to raise additional capital or reduce the scale of our operations.

Our shelf registration statement on Form S-3 filed with the SEC was declared effective on September 26, 2003, which permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants to purchase each of the foregoing, up to an aggregate of $100 million. On February 10, 2004, we completed an offering of 6.9 million shares of common stock under this shelf registration statement which generated net proceeds of $43.4 million. While we believe that we have raised sufficient funds in this offering to provide additional liquidity for the foreseeable future, there can be no assurance that if we were to access the capital markets in the future, that we would be successful in any future capital raising efforts, or that we would be able raise additional funds at an acceptable price level.

Our future capital requirements include, but are not limited to, continued investment in our research and development programs, supporting our research and clinical study efforts and our sales and marketing efforts associated with the commercialization of PreGen-Plus, capital expenditures primarily associated with purchases of laboratory equipment and continued investment in our intellectual property estate.  The table below reflects our estimated fixed obligations and commitments as of March 31, 2004:

	Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	8,659	993	4,054	3,002	610
Purchase Obligations	5,240	907	1,273	440	2,620
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total	$13,899	$1,900	$5,327	$3,442	$3,230

Operating leases reflect remaining obligations associated with leased facilities in Marlborough and Maynard Massachusetts.  Purchase obligations represent purchase commitments associated with the manufacture and production of Effipure in addition to on-going commitments under various research collaborations and licensing agreements.

Our future capital requirements will depend on many factors, including the following:

•                                          the success of our clinical studies;

•                                          the scope of and progress made in our research and development activities; and

•                                          the successful commercialization and sales growth of PreGen-Plus.

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, or obtain financing when needed or desirable.  An inability to fund our operations could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, this report and other documents we have filed with the SEC contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements, including the risks and uncertainties discussed below and elsewhere in this report and in the other documents filed with the SEC. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

We may never successfully commercialize any of our products or services or become profitable.

We have incurred losses since we were formed. From our date of inception on February 10, 1995 through March 31, 2004, we have accumulated a total deficit of approximately $110.1 million. We expect that our losses will continue for the next several years as a result of continuing research and development expenses, as well as increased sales and marketing expenses. We cannot assure you that the revenue from any of our products or services will be sufficient to make us profitable.

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

In January 2004, we and LabCorp amended our license agreement, to among other things, restructure certain product development milestones and increase the level of our collaboration on sales and product enhancement initiatives. Although this amendment does not change the $45 million of total milestone payments that we are eligible to receive under the agreement, the amendment may delay or make it more difficult for us to fully realize these payments if LabCorp is unable to achieve significant revenue thresholds with respect to its sales of PreGen-Plus or we are unable to obtain clinical guideline acceptance and policy-level reimbursement approvals for PreGen-Plus. If we do not receive additional milestone payments under our agreement with LabCorp, we may be required to raise additional funds to continue the development and commercialization of PreGen-Plus or other technologies. Moreover, we cannot assure you that this amendment will accomplish the long-term goals of either party. If one or more additional amendments to our agreement with LabCorp become necessary as a result of the continuing evolution of PreGen-Plus, developments in our relationship with LabCorp or otherwise, we cannot assure you that any such amendment could be entered into on more favorable terms, if at all. If we and LabCorp are unsuccessful in managing our strategic relationship, we would be required to enter into other strategic relationships for the commercialization of PreGen-Plus or commercialize the test ourselves. We cannot assure you that we would be able to license our technology to another commercial laboratory or otherwise successfully commercialize the technology, and our failure to do either of the foregoing would materially and adversely affect our ability to generate revenues.

Because our revenue will be substantially dependent upon LabCorp’s commercial sales of PreGen-Plus, we are actively working together with LabCorp on initiatives designed to promote our joint success with regard to PreGen-Plus. Such initiatives include the following:

•                  physician education and demand;

•                  implementation of marketing and sales initiatives and programs

•                  broad-based reimbursement initiatives;

•                  advocacy development; and

•                  sales force training;

•                  test validation, technology transfer and licensing; and

•                  contracting with manufacturers and suppliers.

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

In the first quarter of 2003, we concluded patient enrollment in a multi-center clinical study of our PreGen-Plus technology that included approximately 5,500 asymptomatic, average-risk aged 50 and older patients from over 80 academic and community-based medical practices. The goal of this clinical study was to provide additional data supporting the superiority of tests utilizing our technology versus the most widely used brand of fecal occult blood testing (FOBT), Hemoccult II, in detecting colorectal cancer in this average-risk population. Although this study achieved its primary endpoint of showing that our original, bead-based version of PreGen-Plus was four times more sensitive than Hemoccult II, the point sensitivity from our multi-center clinical study was lower than that seen in our previous research and clinical studies. Accordingly, despite the success of this study, we and LabCorp may experience reluctance or refusal on the part of third-party payors to pay for tests using our technologies which could slow the demand for the PreGen-Plus test and adversely and materially impact revenues and profitability and, as a result, we may experience a decrease in our stock price.

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

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors such as Medicare and covered by managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; medically necessary; appropriate for the specific patient; and are cost-effective. While we and LabCorp have had some success in obtaining reimbursement from third-party payors for tests performed, to date, LabCorp has not secured any broad-based policy-level reimbursement approval from Medicare or enough third-party payors to ensure the long-term commercial success of PreGen-Plus.

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

If our Effipure technology and our or LabCorp’s other technological advancements do not increase the performance of the PreGen-Plus test, the demand for PreGen-Plus may be negatively impacted.

We continue to work to improve the performance characteristics of PreGen-Plus through technical innovations such as our Effipure technology. However, there can be no assurance that future generations of our PreGen-Plus test, or the commercial version of the PreGen-Plus test currently offered by LabCorp, which incorporates Effipure and other technology improvements, will have significantly greater sensitivity or performance than that of our original bead-based technology that was used in the multi-center study. We have conducted studies of the commercial version of PreGen-Plus, which includes our Effipure technology. These studies, which have consisted of cohorts from previously conducted clinical studies, including the multi-center study, have shown that the commercial version of the PreGen-Plus test, which includes Effipure, detected cancer in additional samples that the original bead-based PreGen-Plus version did not. Although this ability of the commercial version of PreGen-Plus to detect previously missed cancers has been a consistent outcome across all of our internal studies, the number of samples in each of these studies has been small and the ranges of sensitivity improvement with Effipure have been broad, thus making it difficult to definitively quantify the increase in sensitivity of the commercial test as compared to the original bead-based test. If future generations of our PreGen-Plus test, or the commercial version of the PreGen-Plus test with Effipure, does not have significantly greater sensitivity or performance than that of the original bead-based technology, we may never achieve the expected demand for tests using our technologies or such demand could be significantly reduced, either of which would have a material adverse effect on our revenues.

The long-term commercial success of PreGen-Plus may be jeopardized if we, or LabCorp, are not able to lower costs through automating and simplifying key operational processes.

Currently, colorectal cancer screening tests using our technologies are more expensive than FOBT because they are labor-intensive and use highly complex processes and expensive reagents. In order to make our technologies less costly and more commercially attractive, we or LabCorp will need to reduce the costs of tests using our technologies through significant automation of key operational processes and other cost savings procedures. If we or LabCorp fail to create and improve technologies that sufficiently reduce costs, LabCorp’s sales of PreGen-Plus and, as a result, our revenues may be limited.

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

An important element to market acceptance of PreGen-Plus and the test’s successful commercialization involves the inclusion of PreGen-Plus in colorectal cancer screening guidelines. We believe that guideline inclusion is in large part dependent upon the data from our multi-center study being accepted by, and published in, a peer-reviewed journal. There can be no assurance that a peer-reviewed journal will accept or publish our multi-center study data, or that, if published, it will not be the subject of an adverse editorial, either of which could materially harm our ability to obtain the inclusion of PreGen-Plus in colorectal cancer screening guidelines, if at all. In the event PreGen-Plus is not included within colorectal cancer screening guidelines, our revenues, profits and results of operations would likely be materially and negatively affected.

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

The FDA does not actively regulate laboratory tests that are developed and used by a laboratory to conduct in-house testing. The FDA does regulate specific reagents and certain components, some of which are used with our technologies and react with a biological substance including those designed to identify a specific DNA sequence or protein. For instance, a key component of our technologies includes our Effipure technology for the recovery of DNA from biological samples. The FDA’s regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, or ASRs, are exempt from the FDA’s pre-market review requirements. We believe that ASRs that we provide currently fall within these exemptions. However, if the FDA were to decide to more actively regulate in-house developed laboratory tests, or significantly change the regulations for ASRs, commercial sales of PreGen-Plus and the sale of Effipure components to LabCorp could be delayed, halted or prevented. If the FDA were to view any of our or LabCorp’s actions as non-compliant, it could initiate enforcement action, which could involve criminal or civil penalties. Moreover, while we believe that Effipure qualifies as an analyte specific reagent, and is therefore exempt from the FDA’s pre-market review requirements, there can be no assurance that the FDA or other regulatory bodies will agree with our assessment and the commercialization of our products and services could be impacted by being delayed, halted or prevented altogether. Finally, any ASRs that we provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

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

As of March 31, 2004, we have 30 issued patents and 29 pending patent applications in the United States and we also have 33 issued foreign patents and 98 pending foreign patent applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, of which over 50 million fail to follow the American Cancer Society’s screening guidelines. As a result, the colorectal screening market has attracted competitors, some of which have significantly greater resources than we have. Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a new procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as existing and possibly improved traditional screening tests such as immunochemical FOBT. In addition, some competitors are developing serum-based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer in the blood. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Don M. Hardison, our President and Chief Executive and Anthony P. Shuber, our Executive Vice President and Chief Technology Officer. Anthony P. Shuber has been critical to the development of our technologies and business. Although Messrs. Hardison and Shuber have each signed a non-disclosure and assignment of intellectual property agreement and a non-compete agreement, they have no employment agreements currently in place. We also have a severance agreement with each of Messrs. Hardison and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and testing processes and as we transition to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

While, to date, we have focused substantially all of our research and development efforts on colorectal cancer, we have used our technologies to detect cancers of the lung, pancreas, esophagus, stomach and gall bladder. In the future, we intend to evaluate and potentially extend our technology platform to the development of screening tests for these common cancers. To do so, we may need to overcome technological challenges to develop reliable screening tests for these cancers. There can be no assurance that our technologies will be capable of reliably detecting cancers, beyond colorectal cancer, with the sensitivity and specificity necessary to be clinically and commercially useful for such other cancers, or that we can develop such technologies at all. We may never realize any commercial benefit from our research and development activities.

We or LabCorp may not have the ability to support demand.

Future demand for the PreGen-Plus test may require us and LabCorp to implement certain increases in scale and related manufacturing and process improvements, and to establish an internal quality assurance program to support commercial testing. No assurance can be given that these increases in scale, related improvements and quality assurance program will be successfully implemented, and failure to do so could result in higher cost of testing or an inability to meet future market demand. Since PreGen-Plus was recently introduced commercially in August 2003, there can be no assurance that LabCorp will be able to perform tests on a timely basis. If LabCorp encounters difficulty performing PreGen-Plus tests on a timely basis, or otherwise meeting demand, our revenue could be materially and adversely affected.

Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt commercialization of the PreGen-Plus test and increase our costs.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We developed our commercialization strategy for PreGen-Plus based on existing healthcare policies. Changes in healthcare policy could substantially interrupt the sales of PreGen-Plus, increase costs, and divert management’s attention. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

Prior to July 17, 2002, Arthur Andersen LLP served as the Company’s independent auditors. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002, Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On May 7, 2002, the Company dismissed Arthur Andersen and retained Ernst & Young LLP as its independent auditors for its fiscal year ended December 31, 2002. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings. Since the Company’s former engagement partner and audit manager have left Arthur Andersen and in light of the cessation of Arthur Andersen’s SEC practice, the Company is not able to obtain the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings. The SEC has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report, will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

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

Our stock price may be volatile.

The market price of our common stock has fluctuated widely. Consequently, the current market price of our common stock may not be indicative of future market prices and we may be unable to sustain or increase the value of an investment in our common stock.  Our common stock is listed on The Nasdaq National Market under the symbol “EXAS.”

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

Item 4.           Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President and Corporate Controller of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e). Based upon that evaluation, we believe that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the period covered by this report, there was a termination in the employment of certain of our employees, including our chief financial officer, and the responsibility for administration, management and review of many of our assets has transitioned among our remaining personnel.  Management has supervised these transitions and has implemented procedures it believes provide effective disclosure and internal controls over financial reporting.  During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes information relating to purchases made by the Company of shares of our common stock during the three months ended March 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 to January 31, 2004	16,500	$1.84	—	—

February 1, 2004 to February 29, 2004	7,307	$7.27	—	—

March 1, 2004 to March 31, 2004	—	—	—	—

Total	23,807	$3.51	—	—

(1)                                  All shares noted above represent our repurchase of unvested shares of common stock from terminated employees issued under restricted stock agreements.

Item 5.           Other Information

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.  We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the SEC. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

Item 6.           Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)                                 Reports on Form 8-K.

During the quarter ended March 31, 2004, we filed or furnished eight reports on Form 8-K.  The first report, dated January 14, 2004, announced a conference call to discuss our fourth quarter financial results. Our second report, dated January 26, 2004, furnished our fourth quarter results press release as an exhibit. Our third report, dated January 26, 2004, announced our offering of 6 million shares of common stock. Our fourth report, dated February 4, 2004, announced that we had entered into a Terms Agreement with Several Underwriters relating to the sale of 6 million shares of common stock. Our fifth report, dated February 10, 2004, announced the completion of the sale of 6.9 million shares of common stock at $6.75 per shares.  Our sixth report, dated February 19, 2004,  announced that the resignation of John A. McCarthy, Jr., our Executive Vice President, Chief Financial Officer and Treasurer effective February 19, 2004.  Our seventh report, dated February 23, 2004, announced that our presentation at the Wachovia Securities Second Annual Cancer Diagnostic Conference would be webcast live.  Our eighth report, dated March 10, 2004, announced that our presentation at the SG Cowen’s 24th Annual Health Care Conference would be webcast live.  We filed or furnished no other reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 7, 2004	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2004	By:	/s/ Stephen A. Read
Stephen A. Read
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).