Form 10-Q
period 2004-06-30
EXACT SCIENCES CORP
filed 2004-08-05
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒             No ☐

As of August 4, 2004, the Registrant had 26,184,258 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands - unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$14,200	$13,845
Marketable securities	13,607	46,253
Prepaid expenses	1,283	2,023
Total current assets	29,090	62,121
Property and Equipment, at cost:
Laboratory equipment	4,114	4,252
Office and computer equipment	1,360	1,379
Leasehold improvements	1,460	1,463
Furniture and fixtures	299	299
	7,233	7,393
Less–Accumulated depreciation and amortization	(4,314)	(4,933)
	2,919	2,460

Patent Costs and Other Assets, net	2,672	2,445
	$34,681	$67,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$657	$579
Accrued expenses	1,553	1,957
Deferred licensing fees, current portion	4,514	4,514
Total current liabilities	6,724	7,050

Deferred Licensing Fees, less current portion	15,729	13,472
Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value	193	262
Additional paid-in capital	118,225	161,191
Treasury stock	(12)	(96)
Notes receivable	(641)	(11)
Deferred compensation	(729)	(280)
Other comprehensive loss	(1)	(185)
Accumulated deficit	(104,807)	(114,377)
Total stockholders’ equity	12,228	46,504
	$34,681	$67,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Product royalty fees	$—	$35	$—	$57
License fees	405	1,129	810	2,257
Product	1	58	4	85
	406	1,222	814	2,399
Cost of revenues:
Product royalty fees	—	3	—	4
Product	—	57	3	88
	—	60	3	92

Gross profit	406	1,162	811	2,307

Operating Expenses:
Research and development	4,592	2,640	9,605	5,774
Selling, general and administrative	3,494	2,853	6,608	6,147
Stock-based compensation (1)	330	120	658	246
	8,416	5,613	16,871	12,167

Loss from operations	(8,010)	(4,451)	(16,060)	(9,860)

Interest income	126	172	293	290
Net loss	$(7,884)	$(4,279)	$(15,767)	$(9,570)

Net loss per share - basic and diluted:	$(0.42)	$(0.16)	$(0.84)	$(0.39)

Weighted average common shares outstanding – basic and diluted	18,801	26,081	18,764	24,515

(1)   The following summarizes the departmental allocation of stock-based compensation:

Research and development	$82	$53	$163	$106
Selling, general and administrative	248	67	495	140
Total	$330	$120	$658	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(15,767)	$(9,570)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	903	635
Amortization	442	246
Non-cash stock-based compensation expense	658	246
Amortization of deferred licensing fees	(810)	(2,257)
Changes in assets and liabilities:
Prepaid expenses	(343)	(671)
Accounts payable	(469)	(78)
Accrued expenses	(27)	404
Net cash used in operating activities	(15,413)	(11,045)

Cash Flows from Investing Activities:
Purchase of marketable securities	—	(47,767)
Maturity and sale of marketable securities	14,013	14,936
Purchases of property and equipment	(1,302)	(245)
Increase in patent costs and other assets	(306)	(66)
Net cash provided by (used in) investing activities	12,405	(33,142)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	43,305
Proceeds from exercise of common stock options and stock purchase plan	250	162
Repayment of notes receivable	55	365
Net cash provided by financing activities	305	43,832
Net Increase (Decrease) in Cash and Cash Equivalents	(2,703)	(355)
Cash and Cash Equivalents, beginning of period	17,439	14,200
Cash and Cash Equivalents, end of period	$14,736	$13,845

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Repurchase of restricted stock through forgiveness of notes receivable	$—	$83
Forgiveness of notes receivable and accumulated interest	$—	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company is an applied genomics company that develops and commercializes proprietary DNA-based tests for the early detection of cancer. The Company has selected colorectal cancer as the first application of its technology platform. The Company has devoted a majority of its efforts on research and development activities related to its PreGen™ technologies for the detection of colorectal cancer, including multi-center clinical studies. More recently, the Company has been focused on the marketing of PreGen-Plus™, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population which is  offered commercially by Laboratory Corporation of America® Holdings (“LabCorp®”).

On February 10, 2004, the Company completed the sale of 6.9 million shares of its common stock in a public offering that generated approximately $43.3 million of net proceeds to the Company.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, EXACT Sciences Securities Corporation, a Massachusetts securities corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2003 and June 30, 2004, approximately $1.0 million the Company’s cash has been pledged as collateral for an outstanding letter of credit. Cash equivalents primarily consist of money market funds at December 31, 2003 and June 30, 2004.

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

All of the Company’s investments are comprised of fixed income investments and all are currently deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Available-for-sale securities consist of corporate debt securities as of December 31, 2003 and June 30, 2004.

Patent Costs

Patent costs, which historically consisted of related legal fees and disbursements and purchases of intellectual property, are capitalized upon the filing of the patent and are amortized beginning when patents are issued over an estimated useful life of five years.   Capitalized patent costs are expensed upon disapproval or upon a decision by the Company to no longer pursue the patent. Other assets principally consist of license fees and deposits.

The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles and goodwill may warrant revision or that the carrying value of these assets may be impaired.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive. All shares issuable upon exercise of stock options to purchase 3,676,176 and 3,956,005 common shares, unvested restricted common shares of 228,178 and 66,446, and outstanding warrants to purchase common shares of 1,000,000 and 1,000,000, have therefore been excluded from the computations of diluted weighted average shares outstanding for the three and six months ended June 30, 2003 and 2004, respectively.

Revenue Recognition

License fees for the licensing of product rights received by the Company upon initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalty fees on PreGen-Plus tests performed by LabCorp are based upon the cash remittance to LabCorp, not the amount billed. In accordance with generally accepted accounting principles, service revenue is recognized when services are performed (earned), amounts can be objectively determined (measurable), and collection is reasonably assured (collectible or realizable). Until such time that estimates utilized are supported by measurable, historical remittance data, the Company will recognize royalty fees as LabCorp receives payment.

Product revenue from the sale of certain components of the Company’s Effipure™ technology to LabCorp is recognized upon shipment of the components; provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

Revenue from milestone and other performance-based payments, if any, will be recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. Compensation expense, computed using the Black-Scholes option pricing model, of $22,000 and $25,000 was recorded in the accompanying consolidated statements of operations for the three months ended June 30, 2003 and 2004, respectively, and $44,000 and $47,000 for the six months ended June 30, 2003 and 2004, respectively.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of June 30, 2003 and 2004, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(Amounts in thousands, except per share data, unaudited)

Net loss as reported	$(7,884)	$(4,279)	$(15,767)	$(9,570)
Add: Stock based compensation included in reported net loss	330	120	658	246
Deduct: Total stock based employee compensation determined under SFAS 123 for all awards	(1,685)	(1,816)	(3,368)	(3,638)
Pro forma net loss - SFAS 123	$(9,239)	$(5,975)	$(18,477)	$(12,962)

Basic and diluted net loss per share:
As reported	$(0.42)	$(0.16)	$(0.84)	$(0.39)
Pro forma - SFAS 123	$(0.49)	$(0.23)	$(0.98)	$(0.53)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). For the Company, comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three months ended June 30, 2003 and 2004 was $7,860,000 and $4,437,000, respectively, and $15,775,000 and $9,754,000 for the six months ended June 30, 2003 and 2004, respectively.

(3) STRATEGIC ALLIANCE AGREEMENT

On June 26, 2002, the Company entered into a license agreement, subsequently amended on January 19, 2004, with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population. Pursuant to this agreement, the Company exclusively licensed to LabCorp all U.S. and Canadian patents and patent applications owned or exclusively licensed by the Company relating to its technology through August 2008, followed by a non-exclusive license for the life of the patents. In return for the license, LabCorp agreed to pay the Company certain up-front and per-test royalty fees. LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million was made in August 2003 upon the commercial launch of PreGen-Plus. As amended, in addition to the per-test royalty fee, the Company may also be eligible for milestone payments from LabCorp totaling up to $15 million based upon Company deliverables related to the acceptance and inclusion of PreGen-Plus in certain clinical guidelines and certain policy-level reimbursement approvals from third-party payors, as well as performance-based payments totaling up to $30 million based upon the achievement of certain significant LabCorp revenue thresholds. The amended license agreement also clarified the obligations of each party with respect to certain third-party technology which has been incorporated into the commercial version of the PreGen-Plus test.

In conjunction with the strategic alliance, the Company issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share. The Company assigned a value to the warrant of $6.6 million under the Black-Scholes option-pricing model which has been recorded as a reduction in the initial up-front deferred license fee of $15 million. The Company is amortizing the two up-front payments totaling $30 million, net of the $6.6 million value of the warrant, as license fee revenue over the exclusive license period.

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

In February 2004, following the resignation of Mr. John A. McCarthy, Jr. as Executive Vice President, Chief Financial Officer and Treasurer, the Company entered into a transition agreement with Mr. McCarthy whereby, among other things, he agreed to provide to the Company certain consulting services and a general release.  Under the terms of the transition agreement, the Company agreed to continue to pay Mr. McCarthy his base salary of $260,000 and related benefits until the earlier of March 1, 2005 or the termination of Mr. McCarthy’s consulting relationship.  The Company also agreed to suspend all future interest on a promissory note executed in the Company’s favor by Mr. McCarthy in November 2000, the proceeds of which were used by Mr. McCarthy to exercise options to purchase 41,250 shares of restricted common stock.  Subject to the completion of Mr. McCarthy’s performance obligations under the transition agreement, the Company has agreed to pay Mr. McCarthy, on March 1, 2005, an additional $140,000 and forgive any then outstanding amounts under such promissory note of $228,112 including accumulated interest.  All of the costs associated with the transition agreement have been accrued and reflected in the Company’s results of operation for the three months ended March 31, 2004.  The promissory note is otherwise payable in June 2010.

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

•                                          hiring research and clinical personnel, sales personnel, management and other support personnel

•                                          raising capital;

•                                          licensing our proprietary technologies to LabCorp; and

•                                          working with LabCorp on activities necessary for commercialization marketing and sale of PreGen-Plus.

On June 26, 2002, the Company entered into a license agreement, subsequently amended on January 19, 2004, with LabCorp for an exclusive, long-term strategic alliance between the parties to commercialize PreGen-Plus, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population. Pursuant to this agreement, the Company exclusively licensed to LabCorp all U.S. and Canadian patents and patent applications owned or exclusively licensed by the Company relating to its technology through August 2008, followed by a non-exclusive license for the life of the patents. In return for the license, LabCorp agreed to pay the Company certain up-front and per-test royalty fees. LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million was made in August 2003 upon the commercial launch of PreGen-Plus. As amended, in addition to the per-test royalty fee,  the Company may also be eligible for milestone payments from LabCorp totaling up to $15 million based upon Company deliverables related to the acceptance and inclusion of PreGen-Plus in certain clinical guidelines and certain policy-level reimbursement approvals from third-party payors, as well as performance-based payments totaling up to $30 million based upon the achievement of certain significant LabCorp revenue thresholds.  The amended license agreement also clarified the obligations of each party with respect to certain third-party technology which has been incorporated into the commercial version of the PreGen-Plus test.

In conjunction with the strategic alliance, the Company issued to LabCorp a warrant to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share. The Company assigned a value to the warrant of $6.6 million under the Black-Scholes option-pricing model which has been recorded as a reduction in the initial up-front deferred license fee of $15 million. The Company is amortizing the two up-front payments totaling $30 million, net of the $6.6 million value of the warrant, as license fee revenue over the exclusive license period.

We have generated limited operating revenues since our inception and, as of June 30, 2004, we had an accumulated deficit of approximately $114.4 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of additional personnel, the initiation of marketing programs and the build-out of our infrastructure to support the commercialization and marketing of PreGen-Plus.  We expect that our losses will continue for the next several years as a result of continuing research and development expenses, sales and marketing expenses.

Our revenue is comprised of product royalty fees on PreGen-Plus tests performed by LabCorp, product revenue from the sale to LabCorp of certain components of our Effipure™ technology which is incorporated into the PreGen-Plus test, and license fees for the licensing of product rights to LabCorp under our strategic agreements. We account for PreGen-Plus royalty fees on a cash basis and will continue to do so until such time as we can sufficiently estimate the percentage of PreGen-Plus accessions that will ultimately result in revenue for the Company.  Laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample deficiencies, and third-party reimbursement all influence whether an accession by LabCorp will eventually be recognized as revenue by us.  We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period.  We expect that product royalty fees and product revenue will continue to increase in 2004 due to the ongoing commercial sales of PreGen-Plus by LabCorp following its commercial launch in August 2003, as well as our continued focus on sales and marketing programs.  License fees are likewise expected to be higher in 2004 than 2003 due to the ratable recognition of the $15 million upfront license fee received from LabCorp in August 2003.

Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies. We expect research and development expenses to decrease in 2004 from 2003 levels due to the completion of our multi-center clinical study in 2003.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect selling, general and administrative expenses to increase in 2004 from 2003 levels as a result of increases attributable to certain employee terminations in the first quarter of 2004, as well as the anticipated costs associated with the development of our strategic sales team and continued spending on marketing programs and joint sales initiatives for PreGen-Plus with LabCorp.

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

Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and actual results may differ from those estimates. The areas that require the greatest degree of management judgment are the assessment of the recoverability of long-lived assets, primarily intellectual property.  Patent costs, which consist of related legal fees and disbursements and purchases of intellectual property, are capitalized upon the filing of the patent and are amortized beginning when patents are issued over an estimated useful life of five years. Capitalized patent costs are expensed upon disallowance of the patent, or upon a decision by us to no longer pursue the patent, or when the related intellectual property is deemed to be no longer of value to us.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Results of Operations

Revenue.  Revenue increased to $1.2 million for the three months ended June 30, 2004 from $406,000 for the three months ended June 30, 2003 and increased to $2.4 million for the six months ended June 30, 2004 from $814,000 for the six months ended June 30, 2003. This revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.  The revenue increase for the three and six month periods ending June 30, 2004 from the corresponding periods of 2003 is primarily attributable to amortization of the second $15 million up-front license fee received upon the commercial launch of PreGen-Plus in August 2003.

Cost of revenues.  Cost of revenues was $60,000 for the three months ended June 30, 2004. Cost of revenues increased to $92,000 for the six months ended June 30, 2004 from $3,000 for the three months ended June 30, 2003.  For the three and six months ended June 30, 2004, product cost of revenues includes the product costs of Effipure components while product royalty cost of revenues represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus. The increase in cost of revenue was primarily attributable to sale of Effipure components to LabCorp.  For the six months ended June 30, 2003, product cost of sales primarily represents the cost of performing commercial colorectal screening tests at our facilities.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $2.6 million for the three months ended June 30, 2004 from $4.6 million for the three months ended June 30, 2003 due to decreases of $519,000 in personnel-related expenses, $259,000 in professional fees and expenses, $1.0 million in laboratory expenses, and clinical study expenses of $204,000. Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $5.8 million for the six months ended June 30, 2004 from $9.6 million for the six months ended June 30, 2003 due to decreases of $806,000 in personnel-related expenses, $357,000 in professional fees and expenses, $1.7 million in laboratory expenses, and clinical study expenses of $1.1 million partially offset by  $193,000 related to the leasing of additional laboratory space.  The decrease in expenses noted above were primarily attributable to the completion of our multi-center clinical study which concluded early in the fourth quarter 2003, and the completion of certain other research and development initiatives in 2003 to support of the commercialization of PreGen-Plus.   The decrease in personnel-related expenses was partially offset by approximately $185,000 of severance costs associated with the departure of certain employees during the first quarter of 2004.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $2.9 million for the three months ended June 30, 2004 from $3.5 million for the three months ended June 30, 2003.  The decrease for the three month period was attributable primarily to a decrease of $608,000 in professional fees and expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $6.1 million for the six months ended June 30, 2004 from $6.6 million for the six months ended June 30, 2003. The decrease for the six month period was attributable primarily to a decrease of $1.1 million in professional fees and expenses partially offset by an increase of $665,000 in personnel-related expenses.  The decrease in professional fees and expenses for the first three and six month periods ended June 30, 2004 from the corresponding periods of  2003 was attributable to the completion of programs related to pre-marketing of PreGen-Plus which had ended in 2003.  The increase in personnel-related expense is primarily attributable to $577,000 of severance costs associated with the departure of certain employees during the first quarter of 2004 and the increase in our strategic sales team over the course of 2003.

Stock-based compensation.  Stock-based compensation, which is a non-cash expense, decreased to $120,000 for the three months ended June 30, 2004 from $330,000 for the three months ended June 30, 2003. Stock-based compensation decreased to $246,000 for the six months ended June 30, 2004 from $658,000 for the six months ended June 30, 2003.  Stock-based compensation decreased due to the accelerated method of amortization being utilized to amortize this non-cash expense.  During the first quarter of 2004, we recorded $228,000 of stock-based compensation associated with our agreement to forgive in March 2005 an outstanding loan of a former executive officer which was offset by a reduction of $272,000 in stock-based compensation associated with the forfeitures of restricted stock and the cancellation of unvested stock options due to the departure of certain officers and employees during the first quarter of 2004.

Interest income.  Interest income increased to $172,000 for the three months ended June 30, 2004 from $126,000 for the three months ended June 30, 2003.  This increase was due to an overall increase in our average cash, cash equivalents and marketable securities balances as a result of the completion of our public offering of 6.9 million shares of common stock on February 10, 2004 which generated net proceeds of approximately $43.3 million partially offset by lower interest rates on our investments.   Interest income decreased to $290,000 for the six months ended June 30, 2004 from $293,000 for the six months ended June 30, 2003 as increases in our average cash, cash equivalents and marketable securities balances were offset by lower interest rates on our investments.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, our initial public offering of common stock in February 2001, cash received from LabCorp in connection with our strategic alliance and a public offering of 6.9 million shares of common stock on February 10, 2004 which generated net proceeds of approximately $43.3 million. As of June 30, 2004, we had approximately $60.1 million in cash, cash equivalents and marketable securities available to fund our operations.

Net cash used in operating activities was $11.0 million for the six months ended June 30, 2004 and $15.4 million for the six months ended June 30, 2003.  This decrease was primarily due to the decrease in our operating loss, which was the result of lower research and development spending due to the completion our 5,500 patient multi-center clinical study in late 2003, partially offset by approximately $762,000 in severance costs associated with the departure of certain employees in the first quarter of 2004.

Net cash used in investing activities was $33.1 million for the six months ended June 30, 2004 while net cash  provided by investing activities was $12.4 million for the six months ended June 30, 2003.  For the six months ended June 30, 2004, $47.8 million of marketable securities were purchased utilizing a portion of the proceeds from our recent public offering while $14.9 million of marketable securities matured and were invested in cash and cash equivalents.  The decrease in our purchase of property and equipment during 2004 is primarily attributable to the completion of our laboratory expansion in 2003.  We expect that our purchase of property and equipment for 2004 will be significantly lower than that of 2003.

Net cash provided by financing activities was $43.8 million for the six months ended June 30, 2004 and $305,000 for the six months ended June 30, 2003.  For the six months ended June 30, 2004, this was primarily due to the completion of our public offering of 6.9 million shares of common stock on February 10, 2004 which generated net proceeds of approximately $43.3 million, $160,000 from the issuance of common stock under our employee stock option and purchase plans, and $365,000 from the repayment of notes receivable from certain officers of the Company.  For the six months ended June 30, 2003, this was primarily due to the issuance of common stock under our employee stock option and purchase plans.  During the first quarter of 2004, we repurchased 23,807 shares of unvested common stock under restricted stock agreements for approximately $83,000 through a reduction of amounts owed under various note agreements with certain officers and employees and, subject to the completion of certain performance obligations, also agreed to forgive in March 2005, a note receivable and accumulated deferred interest in the aggregate amount of approximately $228,000 associated with a transition agreement with a former executive officer.

We expect that cash, cash equivalents and short-term investments currently on hand at June 30, 2004, will be sufficient to fund our operations for the next twenty four months based upon our current operating outlook. Royalty fee payments from LabCorp will supplement our liquidity position. As we are in the early stage of commercialization of PreGen-Plus, we cannot forecast how rapidly sales of PreGen-Plus and, consequently, royalty payments from LabCorp, will increase, if at all.  Further, milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position.  However, the timing and receipt of milestone and performance-based payments is similarly unpredictable at this time. Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of PreGen-Plus into certain clinical guideline acceptance and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s success with respect to its sales of PreGen-Plus and are not expected for the next several years, if at all. As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs. If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, we will be required to raise additional capital or reduce the scale of our operations.

Our shelf registration statement on Form S-3 filed with the SEC was declared effective on September 26, 2003, which permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants to purchase each of the foregoing, up to an aggregate of $100 million. On February 10, 2004, we completed an offering of 6.9 million shares of common stock under this shelf registration statement which generated net proceeds of $43.3 million. While we may, from time to time, seek to access the capital markets, there can be no assurance that we will be successful in any future capital raising efforts, or that we would be able raise additional funds at an acceptable price level.

The table below reflects our estimated fixed obligations and commitments as of June 30, 2004:

	Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,332	$666	$4,054	$3,002	$610
Purchase Obligations	5,239	906	1,273	440	2,620
Total	$13,571	$1,572	$5,327	$3,442	$3,230

Operating leases reflect remaining obligations associated with leased facilities in Marlborough and Maynard, Massachusetts.  Purchase obligations represent purchase commitments associated with the manufacture and production of Effipure in addition to on-going commitments under various research collaborations and licensing agreements.  We do not have any special purpose entities or any other off balance sheet financing arrangements.

Our future capital requirements include, but are not limited to, continued investment in our research and development programs and related initiatives, supporting research and clinical study efforts on our technologies, sales and marketing efforts associated with the commercialization of PreGen-Plus, capital expenditures primarily associated with purchases of laboratory equipment and continued investment in our intellectual property estate.  Our future capital requirements will depend on many factors, including the following:

•                                          the success of our clinical studies;

•                                          our ability to achieve certain milestones under our strategic agreement with LabCorp:

•                                          the scope of and progress made in our research and development activities; and

•                                          the successful commercialization and sales growth of PreGen-Plus;

We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, or obtain financing when needed or desirable.  An inability to fund our operations would have a material adverse effect on our business, financial condition and results of operations.

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

We may never successfully commercialize any of our technologies or become profitable.

We have incurred losses since we were formed. From our date of inception on February 10, 1995 through June 30, 2004, we have accumulated a total deficit of approximately $114.4 million. We expect that our losses will continue for the next several years as a result of continuing research and development expenses, as well as sales and marketing expenses.  If our revenue does not grow significantly to offset these expenses, we will not be profitable.  We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.  Our future revenues will depend, in large part, upon whether our technologies are broadly ordered by medical practitioners, requested by patients, and ultimately reimbursed by third-party payors.  We believe that the market demand for our first commercial product, PreGen-Plus, which is being sold through LabCorp, is dependent upon a number of factors, including the following:

•                  publication of our multi-center study results in a peer-reviewed journal;

•                  inclusion of fecal DNA screening in colorectal cancer screening guidelines;

•                  fecal DNA screening becoming a standard of care among prescribing physicians; and

•                  formal acceptance of fecal DNA screening for reimbursement by Medicare and other third-party payors.

Many of these factors are outside our control and, accordingly, we cannot assure you that one or more of the foregoing will occur in the near term, or at all.  Failure to achieve one or more of the foregoing events could substantially impair our ability to generate revenues and achieve profitability and will negatively impact the successful commercialization of PreGen-Plus.

Our ability to generate revenue depends on LabCorp’s commercial sales of PreGen-Plus.

Pursuant to our exclusive license agreement with LabCorp, our current operating revenue is dependent upon LabCorp’s commercial sales of PreGen-Plus. Although we are actively working together with LabCorp on initiatives designed to promote our joint success with regard to PreGen-Plus, we cannot assure you that LabCorp will be successful in achieving sufficient sales of PreGen-Plus for us to become profitable.  Such initiatives include the following:

•                  physician education and demand;

•                  implementation of marketing and sales initiatives and programs;

•                  broad-based reimbursement initiatives;

•                  advocacy development;

•                  sales force training; and

•                  contracting with manufacturers and suppliers.

If we are unsuccessful in our efforts with respect to one or more of the foregoing initiatives, our revenues could be materially adversely affected.  Moreover, we cannot assure you that LabCorp, or LabCorp’s sales force, will not devote greater resources to the marketing and sale of other LabCorp products and services than they devote to PreGen-Plus.  Any failure of the LabCorp sales force to give continued and sustained focus to PreGen-Plus as we jointly develop market awareness for the test would harm the demand creation for PreGen-Plus and, in turn, could materially adversely effect our revenues and delay any performance-based payments for which we might otherwise be eligible under our strategic agreement with LabCorp.

Further, laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample deficiencies, and efforts to obtain third-party reimbursement all influence the rate of market adoption of PreGen-Plus.  If LabCorp encounters difficulty performing PreGen-Plus tests on an accurate and timely basis or has difficulty obtaining reimbursement, our revenue could be materially and adversely affected.  Future demand for the PreGen-Plus test may require LabCorp to further optimize operational and quality assurance processes to support commercial testing. No assurance can be given that such improvements will be successfully implemented by LabCorp, and failure to do so could adversely affect our ability to generate revenues.

Our business is substantially dependent on the success of our strategic relationship with LabCorp.

We have a long-term, strategic alliance with LabCorp, under which we licensed to LabCorp certain of our technologies that are required for the commercialization of PreGen-Plus, a proprietary, non-invasive DNA-based screening test for the early detection of colorectal cancer in the average-risk population.  The license to LabCorp is exclusive within the United States and Canada for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, fail to meet its obligations under the agreement or otherwise decrease its commitment to PreGen-Plus, our revenues would be materially adversely affected and the commercialization of PreGen-Plus would be interrupted. Further, we cannot guarantee that we would be able to enter into a similar agreement to commercialize this technology.  Moreover, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue and performance thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

In January 2004, we and LabCorp amended our license agreement, to among other things, restructure certain product development milestones and increase the level of our collaboration on sales and product enhancement initiatives. Although this amendment does not change the $45 million of total milestone payments that we may be eligible to receive under the agreement, the amendment makes it more difficult for us to fully realize these payments if LabCorp is unable to achieve significant revenue thresholds with respect to its sales of PreGen-Plus or if we are unable to obtain clinical guideline acceptance and policy-level reimbursement approvals for PreGen-Plus.  Moreover, we cannot assure you that this amendment will accomplish the long-term goals of either party. If one or more additional amendments to our agreement with LabCorp become necessary as a result of the continuing evolution of PreGen-Plus, developments in our relationship with LabCorp or otherwise, we cannot assure you that any such amendment could be entered into on more favorable terms, if at all.

We cannot effectively control whether LabCorp will devote sufficient resources to PreGen-Plus under our strategic agreement or whether it will elect to pursue the development or commercialization of competing products or services.  Disagreements with LabCorp could delay or terminate the continued commercialization of PreGen-Plus by LabCorp or result in litigation or arbitration, any of which would have a material adverse effect on our business, financial condition and results of operations.  Moreover, if we are unsuccessful in managing our strategic relationship with LabCorp, we would be required to enter into other strategic relationships for the commercialization of PreGen-Plus or commercialize the test ourselves.  We cannot assure you that we would be able to license our technology to another commercial laboratory or otherwise successfully commercialize the technology, and our failure to do either of the foregoing would materially and adversely affect our ability to generate revenues.

Our business would suffer if we are unable to license certain technologies or obtain raw materials or if certain of our licenses were terminated.

The current configuration of PreGen-Plus that we have commercialized with LabCorp requires access to certain technologies and supplies of raw materials for which licensing and supply agreements are required. There can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, if at all. Any such licenses may require us to pay royalties or other fees to third parties, which would have an adverse effect on our revenues or gross margin. Furthermore, there can be no assurance that any current contractual arrangements between us and third parties, us and LabCorp, or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we or our strategic partners will be able to enter into any future relationships necessary to the continued commercial sale of PreGen-Plus or necessary to our realization of material revenues. Any failure to obtain necessary technologies or raw materials would require PreGen-Plus to be re-configured which could negatively impact its commercial sale and increase the costs associated with PreGen-Plus, which could have a material adverse effect on our revenues and gross margin, respectively.

If our clinical studies do not prove the superiority of PreGen-Plus, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests based on PreGen-Plus.

In  2003, we completed our multi-center clinical study of our PreGen-Plus technology that included approximately 5,500 asymptomatic, average-risk patients aged 50 and older from over 80 academic and community-based medical practices. The goal of this clinical study was to provide additional data supporting the superiority of tests utilizing our technology versus the most widely used brand of fecal occult blood testing (FOBT), Hemoccult II, in detecting colorectal cancer in this average-risk population. Although this study achieved its primary endpoint of showing that our original, bead-based version of PreGen-Plus was four times more sensitive than Hemoccult II, the point sensitivity from our multi-center clinical study was lower than that seen in our previous research and clinical studies. Accordingly, we and LabCorp may experience reluctance or refusal on the part of third-party payors to pay for tests using our technologies which could slow the demand for the PreGen-Plus test and adversely and materially impact revenues and profitability.

In October 2001, we signed a Clinical Trial Agreement with Mayo Clinic in which the bead-based version of our PreGen-Plus test was made the subject of an independent study by Mayo Clinic, for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health (“NCI”).  This three-year study was expected to include approximately 4,000 patients at average risk for developing colorectal cancer and, similar to our multi-center clinical study, was designed to compare the results of our bead-based technologies with those of the Hemoccult II, a common first-line colorectal cancer screening option.  After this study commenced, Hemoccult Sensa®, another brand of FOBT, was added to the study.  Subsequently, in first half of 2004, the NCI approved the incorporation of Effipure into the study.  In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while PreGen-Plus was twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia, Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, the older, bead-based version of our technology in the detection of cancer among the thirteen cancer samples collected in the study.  While we believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology than that demonstrated in our prior published studies, this preliminary data is susceptible to varying interpretations that could negatively impact the market acceptance of our technologies.  Moreover, although we believe that the preliminary data from the Mayo study is clinically inconclusive given the small sample size and the DNA degradation that resulted from the sample collection methods used in the study, thought-leading gastroenterologists and primary care physicians may be reluctant to order tests using our technologies based on this preliminary data, which could materially adversely affect our revenues.

We are discussing a revised protocol for this study with Mayo Clinic to enhance the sample collection methods utilized and to incorporate certain of our newer technologies, in addition to Effipure.  However, we cannot assure you that we will reach an agreement with Mayo Clinic regarding acceptable study protocols or that the NCI will continue to fund such a study.  If the NCI declines to continue funding an amended study, we may decide to devote considerable financial resources to continue the study, which could harm our results of operations.  Moreover, if we cannot agree on revised study protocols that are mutually acceptable to us and Mayo, the study may not be continued or we may withdraw from the study, either of which could materially harm the ability of PreGen-Plus to be included in colorectal cancer screening guidelines, to obtain adequate third-party reimbursement, or to achieve market acceptance.

If the results of our clinical studies, including the results of the amended Mayo Clinic study, do not show that tests using our technologies are superior to existing screening methods, including Hemoccult II and Hemoccult Sensa, or show that our tests are superior but not by a large enough margin to affect prevailing clinical practice, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests using our technologies, which could slow the demand for, and successful commercialization of, PreGen-Plus.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for PreGen-Plus, the commercial success of PreGen-Plus could be compromised.

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare and covered by managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; medically necessary; appropriate for the specific patient; and cost-effective. While we and LabCorp have had some success in obtaining reimbursement from third-party payors for tests performed to date, LabCorp has not secured any broad-based policy-level reimbursement approval from Medicare or a sufficient amount of third-party payors to ensure the long-term commercial success of PreGen-Plus.

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

Since policy-level reimbursement approval is required from each private payor individually, seeking such approvals is a time-consuming and costly process. If we, or LabCorp, are unable to obtain adequate reimbursement approval from Medicare and private payors for PreGen-Plus as a benefit, or if the amount reimbursed is inadequate, our ability to generate revenue from PreGen-Plus will be limited.

If our Effipure technology and our or LabCorp’s other technological advancements do not increase the performance of  PreGen-Plus in a cost effective manner, the demand for PreGen-Plus may be negatively impacted.

We continue to work to improve the performance characteristics of PreGen-Plus through technical innovations such as our Effipure technology. However, there can be no assurance that future generations of PreGen-Plus, or the commercial version of the PreGen-Plus test currently offered by LabCorp, which incorporates Effipure and other technology improvements, will have sufficient sensitivity or performance to be commercially successful. We have conducted studies of the PreGen-Plus test, which included our Effipure technology. These studies, which have consisted of cohorts from previously conducted clinical studies, including the multi-center study, have shown that the PreGen-Plus test, which includes Effipure, detected cancer in additional samples that the original bead-based version of our technology did not. However, the number of samples in each of these studies has been small and the ranges of sensitivity improvement with Effipure have been broad, thus making it difficult to definitively quantify the increase in sensitivity of the PreGen-Plus test, including Effipure, as compared to the original bead-based test. If future generations of the PreGen-Plus test, or the commercial version of the PreGen-Plus test with Effipure, does not significantly increase the sensitivity or performance than that of the original bead-based technology in a cost effective manner, we may never achieve the expected demand for tests using our technologies or such demand could be significantly reduced, either of which would have a material adverse effect on our revenues.

The long-term commercial success of PreGen-Plus may be jeopardized if we, or LabCorp, are not able to lower costs through automating and simplifying key operational processes.

Currently, colorectal cancer screening tests using our technologies are more expensive than FOBT because they are labor-intensive and use highly complex processes and expensive reagents. In order to make our technologies less costly and more commercially attractive, we or LabCorp will need to reduce the costs of tests using our technologies through significant automation of key operational processes or other cost savings procedures. If we or LabCorp fail to create and improve technologies that sufficiently reduce costs, LabCorp’s sales of PreGen-Plus and, as a result, our revenues may be limited.

If an insufficient number of medical practitioners order tests using our technologies, our revenue and profitability may be limited.

If we, or LabCorp, fail to convince a sufficient number of medical practitioners to order tests using our technologies, we will not be able to create sufficient demand for tests using our technologies in sufficient volume for us to become profitable. We and LabCorp will need to make thought-leading gastroenterologists and primary care physicians aware of the benefits of tests using our technologies through published papers, presentations at scientific conferences, favorable results from clinical studies and obtaining reimbursement from insurers. Our failure to be successful in these efforts would make it difficult for us, or LabCorp, to convince medical practitioners to order colorectal cancer screening tests using our technologies for their patients which could materially adversely affect our revenues.

If PreGen-Plus is not included in colorectal cancer screening guidelines, physicians may not order the PreGen-Plus test and payors may not authorize reimbursement for PreGen-Plus.

An important element to market acceptance of PreGen-Plus and its successful commercialization is the inclusion of the PreGen-Plus test in colorectal cancer screening guidelines. We believe that guideline inclusion is, in large part, dependent upon the data from our multi-center study being accepted by, and published in, a peer-reviewed journal. There can be no assurance that a peer-reviewed journal will accept or publish our multi-center study data on a timely basis, if at all, or that, if published, it will not be the subject of an adverse editorial, any of which could materially delay or prevent us from obtaining the inclusion of PreGen-Plus in colorectal cancer screening guidelines. In the event PreGen-Plus is not included within colorectal cancer screening guidelines, our revenues, profits and results of operations would be materially and negatively affected.

We may experience limits on our revenue and profitability if only a small number of people decide to be screened for colorectal cancer using our technologies.

Even if our technologies are superior to other colorectal cancer screening options, adequate third-party reimbursement is obtained and we convince medical practitioners to order tests using our technologies, only a small number of people may decide to be screened for colorectal cancer. Despite the availability of current colorectal cancer screening methods as well as the recommendations of the American Cancer Society that all Americans over the age of 50 be screened for colorectal cancer, most of these individuals do not complete a colorectal cancer screening test. If only a small portion of the recommended population is regularly screened for colorectal cancer or decides to utilize colorectal cancer screening tests using our technologies, we will, despite our efforts, experience limits on our revenue and profitability.

If we or our partners fail to comply with FDA requirements, we may be limited or restricted in our ability to market our products and services and may be subject to stringent penalties.

The FDA does not actively regulate laboratory tests that are developed and used by a laboratory to conduct in-house testing. The FDA does regulate specific reagents and certain components, some of which are used with our technologies and react with a biological substance including those designed to identify a specific DNA sequence or protein. For instance, a key component of our technologies includes our Effipure technology for the recovery of DNA from biological samples. The FDA’s regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, or ASRs, are exempt from the FDA’s pre-market review requirements. We believe the ASRs that we provide currently fall within these exemptions. However, if the FDA were to decide to more actively regulate in-house developed laboratory tests, or significantly change the regulations for ASRs, commercial sales of PreGen-Plus and the sale of Effipure components to LabCorp could be delayed, halted or prevented. If the FDA were to view any of our or LabCorp’s actions as non-compliant, it could initiate enforcement action, which could involve criminal or civil penalties. Moreover, while we believe that Effipure qualifies as an ASR, and is therefore exempt from the FDA’s pre-market review requirements, there can be no assurance that the FDA or other regulatory bodies will agree with our assessment and the commercialization of our products and services could be impacted by being delayed, halted or prevented altogether. Finally, any ASRs that we provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

We may be subject to substantial costs and liability or be prevented from selling our screening tests for cancer as a result of litigation or other proceedings relating to patent rights.

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of colorectal cancer and is designed to maximize our patent protection against third parties in the U.S. and in foreign countries. We have filed patent applications that cover methods we have designed to detect colorectal cancer and other cancers, including our testing process. In order to protect or enforce our patent rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time-consuming, and divert our management and key personnel from our business. Additionally, such actions could result in challenges to the validity or applicability of our patents. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications covering technology used by us or our partners. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of PreGen-Plus, which would have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, a third-party has asserted claims of patent infringement against certain entities that are anticipated suppliers of materials necessary to the PreGen-Plus test as it is currently configured. Although to date no legal proceedings have been initiated against us, if any third party, including the third party discussed above, is successful in challenging the supply of materials needed for the PreGen-Plus test as it is currently configured, sales of the PreGen-Plus test may become interrupted and our revenue may become impacted.

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

As of June 30, 2004, we have 31 issued patents and 28 pending patent applications in the United States and we also have 33 issued foreign patents and 74 pending foreign patent applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

On August 14, 2002, the U.S. Department of Transportation, or DOT, issued revised Hazardous Materials Regulations for the packaging and transport of infectious materials, including diagnostic specimens. In anticipation of the application of these regulations to our current specimen container and transport system, we submitted an exemption request to the DOT to minimize the changes that would be necessary for our specimen collection system, while still providing an equivalent level of safety. On February 13, 2003, the DOT issued a formal determination that stool samples intended for clinical research or diagnostic purposes would not be deemed an infectious substance subject to the Hazardous Materials Regulations. While this decision is favorable, we cannot be certain that the DOT, or other domestic and international regulatory agencies, will not more actively regulate or restrict the transportation of stool samples, such as those used in our diagnostic tests. Any regulation or restriction on the transportation of stool samples used in the PreGen-Plus test could require us to make time consuming and costly changes to the specimen collection system which could materially adversely impact our revenues and profitability.

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

We rely on contract manufacturers and suppliers for certain components for our technologies. We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for the current configuration of the PreGen-Plus test, including our Effipure technology. Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into agreements with such suppliers on a timely basis on acceptable terms, if at all. Furthermore, prior to August 2003, PreGen-Plus had never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all. If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for PreGen-Plus, we may need to reconfigure the PreGen-Plus test which would result in delays in commercialization or an interruption in sales and would materially adversely impact our revenues.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Don M. Hardison, our President and Chief Executive Officer and Anthony P. Shuber, our Executive Vice President and Chief Technology Officer. Anthony P. Shuber has been critical to the development of our technologies and business. Although Messrs. Hardison and Shuber have each signed a non-disclosure and assignment of intellectual property agreement and a non-compete agreement, they have no employment agreements currently in place. We also have a severance agreement with each of

Messrs. Hardison and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and testing processes and as we transition to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

While, to date, we have focused substantially all of our research and development efforts on colorectal cancer, we have used our technologies to detect cancers of the lung, pancreas, esophagus, stomach and gall bladder. In the future, we intend to evaluate and potentially extend our technology platform to the development of screening tests for these or other common cancers. To do so, we may need to overcome technological challenges to develop reliable screening tests for these cancers. There can be no assurance that our technologies will be capable of reliably detecting cancers, beyond colorectal cancer, with the sensitivity and specificity necessary to be clinically and commercially useful for such other cancers, or that we can develop such technologies at all. We may never realize any commercial benefit from our research and development activities.

Changes in healthcare policy could subject us to additional regulatory requirements that may interrupt commercialization of the PreGen-Plus test and increase our costs.

Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments. We and LabCorp developed our commercialization strategy for PreGen-Plus based on existing healthcare policies. Changes in healthcare policy could substantially interrupt the sales of PreGen-Plus, increase costs, and divert management’s attention. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock.

We are required to establish and maintain appropriate internal control over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or operating results.  Management’s assessment of our internal control over financial reporting as of the end of 2004 may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting, or disclosure of our registered public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our common stock.

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

•                                          publication of our multi-center study results in a peer-reviewed journal;

•                                          inclusion of fecal DNA screening in colorectal cancer screening guidelines;

•                                          fecal DNA screening becoming a standard of care among prescribing physicians;

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

•                                          general market conditions;

•                                          the rate of market acceptance of PreGen-Plus; and

•                                          sales of our common stock or debt securities.

Because we are a company with no significant operating revenue, you may consider any one of these factors to be material.

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

•                                          impairment of our intellectual property;

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Corporate Controller and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15(d)-15(e). Based upon that evaluation, we believe that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On June 9 2004, at our annual meeting of stockholders, the stockholders elected as Class I directors, each to serve for a three-year term, the following individuals: Don M. Hardison (21,138,570 shares for; 1,200,469 shares withheld) and Connie Mack, III (16,807,418 shares for; 5,531,601 shares withheld). The term of office for each of Richard W. Barker, Ph.D., Sally W. Crawford, Edwin M. Kania, Jr., Stanley N. Lapidus, Lance Willsey, M.D., and Patrick J. Zenner as directors of the Company continued following the annual meeting.

A proposal to ratify Ernst & Young LLP as the Company’s independent auditors for fiscal year 2004 was approved (22,289,100 shares for, 43,980 shares against).

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)                                 Reports on Form 8-K.

During the quarter ended June 30, 2004, we filed or furnished four reports on Form 8-K.  The first report, dated April 2, 2004, furnished, as an exhibit, a press release regarding market research indicating favorable consumer response to PreGen-Plus.   Our second report, dated April 21, 2004, announced a conference call to discuss our first quarter financial results. Our third report, dated April 27, 2004, furnished our first quarter results press release as an exhibit. Our fourth report, dated May 18, 2004, announced the presentation of research data regarding our Effipure sample preparation technology at the Digestive Disease Week 2004 Conference on May 17, 2004.  We filed or furnished no other reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: August 4, 2004	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2004	By:	/s/ Stephen A. Read
Stephen A. Read
Vice President, Controller
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).