Form 10-Q
period 2004-09-30
EXACT SCIENCES CORP
filed 2004-11-04
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒  No ☐

As of November 4, 2004, the Registrant had 26,193,329 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

INDEX

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004 (Unaudited)

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2004 (Unaudited)

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

Signatures and Certifications

Exhibit Index

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands - unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$14,200	$16,553
Marketable securities	13,607	38,604
Prepaid expenses	1,283	1,761
Total current assets	29,090	56,918
Property and Equipment, at cost:
Laboratory equipment	4,114	4,256
Office and computer equipment	1,360	1,384
Leasehold improvements	1,460	1,475

Furniture and fixtures	299	299
	7,233	7,414
Less—Accumulated depreciation and amortization	(4,314)	(5,209)
	2,919	2,205

Patent Costs and Other Assets, net	2,672	2,361
	$34,681	$61,484
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$657	$176
Accrued expenses	1,553	2,021
Deferred licensing fees, current portion	4,514	4,514
Total current liabilities	6,724	6,711

Deferred Licensing Fees, less current portion	15,729	12,344
Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value	193	263
Additional paid-in capital	118,225	161,352
Treasury stock	(12)	(97)
Notes receivable	(641)	(6)
Deferred compensation	(729)	(184)
Other comprehensive loss	(1)	(119)
Accumulated deficit	(104,807)	(118,780)
Total stockholders’ equity	12,228	42,429
	$34,681	$61,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenue:
Product royalty fees	$—	$41	$—	$98
License fees	905	1,128	1,715	3,385
Product	13	92	17	177
	918	1,261	1,732	3,660
Cost of revenues:
Product royalty fees	—	2	—	6
Product	13	221	16	309
	13	223	16	315

Gross profit	905	1,038	1,716	3,345

Operating Expenses:
Research and development	4,312	2,518	13,917	8,292
Selling, general and administrative	3,229	2,946	9,837	9,093
Stock-based compensation (1)	329	154	987	400
	7,870	5,618	24,741	17,785

Loss from operations	(6,965)	(4,580)	(23,025)	(14,440)

Interest income	103	177	396	467
Net loss	$(6,862)	$(4,403)	$(22,629)	$(13,973)

Net loss per share - basic and diluted:	$(0.36)	$(0.17)	$(1.20)	$(0.56)

Weighted average common shares outstanding - basic and diluted	19,024	26,138	18,851	25,056

(1)  The following summarizes the departmental allocation of stock-based compensation:

Research and development	$82	$88	$245	$194
Selling, general and administrative	247	66	742	206
Total	$329	$154	$987	$400

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash Flows from Operating Activities:
Net loss	$(22,629)	$(13,973)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation	1,522	911
Amortization	676	390
Non-cash stock-based compensation expense	987	400
Amortization of deferred licensing fees	(1,715)	(3,385)
Changes in assets and liabilities:
Prepaid expenses	(327)	(408)
Accounts payable	(400)	(480)
Deferred license fees	15,000	—
Accrued expenses	(37)	471
Net cash used in operating activities	(6,923)	(16,074)

Cash Flows from Investing Activities:
Purchase of marketable securities	—	(55,738)
Maturity and sale of marketable securities	7,142	30,622
Purchases of property and equipment	(2,263)	(267)
Increase in patent costs and other assets	(442)	(127)
Net cash provided by (used in) investing activities	4,437	(25,510)

Cash Flows from Financing Activities:
Net proceeds from sale of common stock	—	43,305
Proceeds from exercise of common stock options and stock purchase plan	1,095	264
Repayment of notes receivable	57	368
Net cash provided by financing activities	1,152	43,937
Net Increase (Decrease) in Cash and Cash Equivalents	(1,334)	2,353
Cash and Cash Equivalents, beginning of period	17,439	14,200
Cash and Cash Equivalents, end of period	$16,105	$16,553

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Repurchase of restricted stock through forgiveness of notes receivable	$—	$85
Forgiveness of notes receivable and accumulated interest	$—	$228

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995. The Company is an applied genomics company that develops and commercializes proprietary DNA-based tests for the early detection of cancer. The Company has selected colorectal cancer as the first application of its technology platform. The Company has devoted a majority of its efforts on research and development activities related to its PreGen™ technologies for the detection of colorectal cancer, including various research and clinical studies. More recently, the Company has been focused on the marketing of PreGen-Plus™, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population which is offered commercially by Laboratory Corporation of America® Holdings (“LabCorp®”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2003 and September 30, 2004, approximately $1.0 million the Company’s cash has been pledged as collateral for an outstanding letter of credit. Cash equivalents primarily consist of money market funds at December 31, 2003 and September 30, 2004.

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

All of the Company’s investments are comprised of fixed income investments and all are currently deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Available-for-sale securities consist of corporate debt securities as of December 31, 2003 and September 30, 2004.

Patent Costs and Other Long-Lived Assets

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

The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented. In accordance with SFAS No. 128, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, less shares subject to repurchase. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded as they are anti-dilutive. All shares issuable upon exercise of stock options to purchase 3,451,516 and 4,166,650 common shares, unvested restricted common shares of 176,480 and 45,462, and outstanding warrants to purchase common shares of 1,000,000 and 1,000,000, have therefore been excluded from the computations of diluted weighted average shares outstanding for the three and nine months ended September 30, 2003 and 2004, respectively.

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

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. Compensation expense, computed using the Black-Scholes option pricing model, of $22,000 and $58,000 was recorded in the accompanying consolidated statements of operations for the three months ended September 30, 2003 and 2004, respectively, and $66,000 and $139,000 for the nine months ended September 30, 2003 and 2004, respectively.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of September 30, 2003 and 2004, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(Amounts in thousands, except per share data, unaudited)

Net loss as reported	$(6,862)	$(4,403)	$(22,629)	$(13,973)
Add: Stock based compensation included in reported net loss	329	154	987	400
Deduct: Total stock based compensation determined under SFAS 123 for all awards	(1,684)	(1,850)	(5,052)	(5,488)
Pro forma net loss - SFAS 123	$(8,217)	$(6,099)	$(26,694)	$(19,061)

Basic and diluted net loss per share:
As reported	$(0.36)	$(0.17)	$(1.20)	$(0.56)
Pro forma - SFAS 123	$(0.43)	$(0.23)	$(1.42)	$(0.76)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). For the Company, comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three months ended September 30, 2003 and 2004 was $6,905,000 and $4,337,000, respectively, and $22,672,000 and $14,091,000 for the nine months ended September 30, 2003 and 2004, respectively.

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

(4) EMPLOYEE TERMINATIONS

In January 2004, the Company reduced its workforce by nine employees, including two vice president level positions.  Employees terminated under this action received three to six months of salary and benefits depending on their position and length of service with the Company and resulted in the Company accruing associated cost of approximately $315,000 during the three months ended March 31, 2004.

In February 2004, following the resignation of Mr. John A. McCarthy, Jr. as Executive Vice President, Chief Financial Officer and Treasurer, the Company entered into a transition agreement with Mr. McCarthy whereby, among other things, he agreed to provide to the Company certain consulting services and a general release.  Under the terms of the transition agreement, the Company agreed to continue to pay Mr. McCarthy his base salary of $260,000 and related benefits until the earlier of March 1, 2005 or the termination of Mr. McCarthy’s consulting relationship.  The Company also agreed to suspend all future interest on a promissory note executed in the Company’s favor by Mr. McCarthy in November 2000, the proceeds of which were used by Mr. McCarthy to exercise options to purchase 41,250 shares of restricted common stock.  Subject to the completion of Mr. McCarthy’s performance obligations under the transition agreement, the Company has agreed to pay Mr. McCarthy, on March 1, 2005, an additional $140,000 and forgive any then outstanding amounts under such promissory note of $228,112 including accumulated interest.  All of the costs associated with the transition agreement were accrued and reflected in the Company’s results of operation for the three months ended March 31, 2004.  The promissory note is otherwise payable in June 2010.

During the third quarter of 2004, the Company’s workforce was reduced by three employees, including two vice president level positions.  Employees whose employment terminated during the quarter received two to six months of salary and benefits depending on their position and length of service with the Company and resulted in the Company accruing associated costs of approximately $185,000 during the three months ended September 30, 2004, which were accrued and reflected in the Company’s results of operations for the three months ended September 30, 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003, which has been filed with the Securities and Exchange Commission (the “SEC”).  In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

Overview

We are an applied genomics company that develops and commercializes proprietary DNA-based tests for the early detection of cancer. Our first commercial test, PreGen-Plus™, is used for screening for colorectal cancer, the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths among non-smokers. Since our inception on February 10, 1995, our principal activities have included:

•                                          researching and developing our technologies for colorectal cancer screening;

•                                          conducting research and clinical studies to validate our colorectal cancer screening tests;

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

•                                          licensing our proprietary technologies to LabCorp; and

•                                          working with LabCorp on activities necessary for the commercialization, marketing and sale of PreGen-Plus.

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

We have generated limited operating revenues since our inception and, as of September 30, 2004, we had an accumulated deficit of approximately $118.8 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of additional personnel, the initiation of marketing programs and the build-out of our infrastructure to support the commercialization and marketing of PreGen-Plus.  We expect that our losses will continue for the next several years as a result of continuing research and development expenses, and sales and marketing expenses.  Our future revenues will depend, in large part, upon whether our technologies are broadly ordered by medical practitioners, requested by patients, and ultimately reimbursed by third-party payors.  We believe that the market demand for our first commercial product, PreGen-Plus, which is being sold through LabCorp, is dependent upon a number of factors that are outside of our control, including the following:

•      publication of our multi-center study results in a peer-reviewed journal;

•      inclusion of fecal DNA screening in colorectal cancer screening guidelines;

•      fecal DNA screening becoming a standard of care among prescribing physicians; and

•      formal acceptance of fecal DNA screening for reimbursement by Medicare and other third-party payors.

Our revenue is comprised of product royalty fees on PreGen-Plus tests performed by LabCorp, product revenue from the sale to LabCorp of certain components of our Effipure™ technology which is incorporated into the PreGen-Plus test, and license fees for the licensing of product rights to LabCorp under our strategic agreements. We account for PreGen-Plus royalty fees on a cash basis and will continue to do so until such time as we can sufficiently estimate the percentage of PreGen-Plus accessions that will ultimately result in revenue for the Company.  Laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample deficiencies, and third-party reimbursement all influence whether an accession by LabCorp will eventually be recognized as revenue by us.  We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period.  We expect that product royalty fees and product revenue will increase in 2004 on an aggregate basis as compared to 2003 due to the ongoing commercial sales of PreGen-Plus by LabCorp following its commercial launch in August 2003.  License fees are likewise expected to be higher in 2004 than 2003 due to the ratable recognition of the $15 million upfront license fee received from LabCorp in August 2003.

Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies. We continue to expect research and development expenses to decrease in 2004 from 2003 levels due to the completion of our multi-center clinical study in 2003.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We continue to expect selling, general and administrative expenses to decrease in 2004 from 2003 levels due to the completion of programs related to pre-marketing of PreGen-Plus which had ended in 2003, partially offset by an increase attributable to certain employee terminations in the first and third quarters of 2004.

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

Critical Accounting Policies

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

Results of Operations

Revenue.  Revenue increased to $1.2 million for the three months ended September 30, 2004 from $918,000 for the three months ended September 30, 2003 and increased to $3.7 million for the nine months ended September 30, 2004 from $1.7 million for the nine months ended September 30, 2003. This revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.  The revenue increase for the three and nine month periods ending September 30, 2004 from the corresponding periods of 2003 is primarily attributable to amortization of the second $15 million up-front license fee received upon the commercial launch of PreGen-Plus in August 2003.

Cost of revenues.  Cost of revenues increased to $223,000 for the three months ended September 30, 2004 from $13,000 for the three months ended September 30, 2003 and increased to $315,000 for the nine months ended September 30, 2004 from $16,000 for the nine months ended September 30, 2003.  For the three and nine months ended September 30, 2004, product cost of revenues includes the product costs of Effipure components while product royalty cost of revenues represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus. The increase in cost of revenue for the three and nine months ended September 30, 2004 was attributable to an increase in the number of Effipure components sold to LabCorp.  In addition, we recorded a reserve for Effipure inventory obsolescence of approximately $143,000 for the three months ended September 30, 2004.  Given the nature of our contractual commitments with certain of our contract manufacturers for the Effipure components, we expect some uncertainty around the maintenance of inventory levels which may require us to make additional provisions for inventory obsolescence.  For the nine months ended September 30, 2003, product cost of sales primarily represents the cost of performing commercial colorectal screening tests at our facilities.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $2.5 million for the three months ended September 30, 2004 from $4.3 million for the three months ended September 30, 2003 due to decreases of $169,000 in personnel-related expenses, $235,000 in professional fees and expenses, $865,000 million in laboratory expenses, $52,000 in clinical study expenses and $472,000 related to laboratory space. Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $8.3 million for the nine months ended September 30, 2004 from $13.9 million for the nine months ended September 30, 2003 due to decreases of $925,000 in personnel-related expenses, $543,000 in professional fees and expenses, $2.6 million in laboratory expenses, $1.2 million in clinical study expenses and  $237,000 related to laboratory space.  The decrease in laboratory space expenses was primarily attributable to accelerated amortization of leasehold improvements associated with our former facility in 2003 while the decrease in the other expenses noted above were primarily attributable to the completion of our multi-center clinical study which concluded early in the fourth quarter 2003, and the completion of certain other research and development initiatives in 2003 to support the commercialization of PreGen-Plus.  The decrease in personnel-related expenses was partially offset by approximately $149,000 and $334,000 of severance costs associated with the departure of certain officers and employees for the three and nine months ended September 30, 2004, respectively.

Selling, general and administrative expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $2.9 million for the three months ended September 30, 2004 from $3.2 million for the three months ended September 30, 2003.  The decrease for the three month period was attributable primarily to a decrease of $161,000 in personnel-related expenses and $125,000 in facility-related expenses.  Selling, general and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $9.1 million for the nine months ended September 30, 2004 from $9.8 million for the nine months ended September 30, 2003. The decrease for the nine month period was attributable primarily to a decrease of $1.1 million in professional fees and expenses, and $144,000 in facility-related expenses partially offset by an increase of $503,000 in personnel-related expenses.  The decrease in professional fees and expenses for the nine month period ended September 30, 2004 from the corresponding periods of 2003 was attributable to the completion of programs related to pre-marketing of PreGen-Plus which ended in 2003.  The increase in personnel-related expense for the nine months ended September 30, 2004 is primarily attributable to $641,000 of severance costs associated with the departure of certain officers and employees during the first and third quarters of 2004.

Stock-based compensation.  Stock-based compensation, which is a non-cash expense, decreased to $154,000 for the three months ended September 30, 2004 from $329,000 for the three months ended September 30, 2003. Stock-based compensation decreased to $400,000 for the nine months ended September 30, 2004 from $987,000 for the nine months ended September 30, 2003.  Stock-based compensation decreased due to the accelerated method of amortization being utilized to amortize this non-cash expense.  During the first quarter of 2004, we recorded $228,000 of stock-based compensation associated with our agreement to forgive in March 2005 an outstanding loan of a former executive officer which was offset by a reduction of $272,000 in stock-based compensation associated with the forfeitures of restricted stock and the cancellation of unvested stock options due to the departure of certain officers and employees during the first quarter of 2004.

Interest income.  Interest income increased to $177,000 for the three months ended September 30, 2004 from $103,000 for the three months ended September 30, 2003.  Interest income increased to $467,000 for the nine months ended September 30, 2004 from $396,000 for the nine months ended September 30, 2003.  This increase was due to an overall increase in our average cash, cash equivalents and marketable securities balances as a result of the completion of our public offering of 6.9 million shares of common stock on February 10, 2004 which generated net proceeds of approximately $43.3 million.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, our initial public offering of common stock in February 2001, cash received from LabCorp in connection with our strategic alliance and a public offering of 6.9 million shares of common stock on February 10, 2004. As of September 30, 2004, we had approximately $55.2 million in cash, cash equivalents and marketable securities available to fund our operations.

Net cash used in operating activities was $16.1 million for the nine months ended September 30, 2004 and $6.9 million for the nine months ended September 30, 2003.  Excluding the impact of the upfront deferred licensing fee of $15 million from LabCorp, net cash used in operating activities for the nine months ended September 30, 2003 would have been $21.9 million.  This decrease was primarily due to the decrease in our operating loss, which was the result of lower research and development spending due to the completion of our 5,500 patient multi-center clinical study in late 2003, partially offset by approximately $974,000 in severance costs associated with the departure of certain employees in the first and third quarters of 2004.

Net cash used in investing activities was $25.5 million for the nine months ended September 30, 2004 while net cash provided by investing activities was $4.4 million for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, $55.7 million of marketable securities were purchased utilizing a portion of the proceeds from our recent public offering while $30.6 million of marketable securities matured and were invested in cash and cash equivalents.  The decrease in our purchase of property and equipment during 2004 is primarily attributable to the completion of our laboratory expansion in 2003.  We expect that our purchase of property and equipment for 2004 will be significantly lower than that of 2003.

Net cash provided by financing activities was $43.9 million for the nine months ended September 30, 2004 and $1.2 million for the nine months ended September 30, 2003.  For the nine months ended September 30, 2004, this was primarily due to the completion of our public offering of 6.9 million shares of common stock on February 10, 2004 which generated net proceeds of approximately $43.3 million, $264,000 from the issuance of common stock under our employee stock option and purchase plans, and $368,000 from the repayment of notes receivable from certain officers of the Company.  For the nine months ended September 30, 2003, this was primarily due to the issuance of common stock under our employee stock option and purchase plans.  During the first nine months of 2004, we repurchased 24,951 shares of unvested common stock under restricted stock agreements for approximately $85,000 through a reduction of amounts owed under various note agreements with certain officers and employees and, subject to the completion of certain performance obligations, also agreed to forgive in March 2005, a note receivable and accumulated deferred interest in the aggregate amount of approximately $228,000 associated with a transition agreement with a former executive officer.

We expect that cash, cash equivalents and short-term investments currently on hand at September 30, 2004, will be sufficient to fund our operations for the next twenty four months based upon our current operating outlook. Product royalty fee payments and milestone payments from LabCorp for which we may be eligible may supplement our liquidity position. However, as we are in the early stage of commercialization of PreGen-Plus, we cannot forecast how rapidly sales of PreGen-Plus and, consequently, royalty payments from LabCorp, will increase, if at all.  However, the timing and receipt of milestone and performance-based payments is similarly unpredictable at this time. Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of PreGen-Plus into certain clinical guideline acceptance and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties, and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp's success with respect to its sales of PreGen-Plus and are not expected for the next several years, if at all. As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs. If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, we will be required to raise additional capital or reduce the scale of our operations.

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

The table below reflects our estimated fixed obligations and commitments as of September 30, 2004:

	Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$8,000	$1,341	$2,706	$2,768	$1,185
Purchase Obligations	7,802	2,150	2,482	480	2,690
Total	$15,802	$3,491	$5,188	$3,248	$3,875

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

Our future capital requirements include, but are not limited to, continued investment in our research and development programs and related initiatives, supporting research and clinical study efforts on our technologies, sales and marketing efforts associated with the commercialization of PreGen-Plus, capital expenditures primarily associated with purchases of laboratory equipment and continued investment in our intellectual property estate.  Our future capital requirements will depend on many factors, including the following:

•      the successful commercialization and revenue growth of PreGen-Plus;

•      the success of our applied research efforts and clinical studies;

•      the inclusion of fecal DNA screening in colorectal cancer screening guidelines;

•      formal acceptance of fecal DNA screening for reimbursement by Medicare and other third-party payors;

•      our ability to achieve milestones under our strategic agreement with LabCorp:

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

We have incurred losses since we were formed and have had modest product and royalty fee revenues since product introduction in August 2003. From our date of inception on February 10, 1995 through September 30, 2004, we have accumulated a total deficit of approximately $118.8 million. We expect that our losses will continue for the next several years as a result of continuing research and development expenses, as well as sales and marketing expenses.  If our revenue does not grow significantly to offset these expenses, we will not be profitable.  We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.  Our future revenues will depend, in large part, upon whether our technologies are broadly ordered by medical practitioners, requested by patients, and ultimately reimbursed by third-party payors.  We believe that the market demand for our first commercial product, PreGen-Plus, which is being sold through LabCorp, is dependent upon a number of factors, including the following:

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

•      physician and consumer education and demand;

•      implementation of marketing and sales initiatives and programs;

•      broad-based reimbursement initiatives;

•      advocacy development;

•      sales force training; and

•      contracting with manufacturers and suppliers.

If we are unsuccessful in our efforts with respect to one or more of the foregoing initiatives, our revenues could be materially adversely affected.  Moreover, we cannot assure you that LabCorp, or LabCorp’s sales force, will not devote greater resources to the marketing and sale of other LabCorp products and services than they devote to PreGen-Plus.  Any failure of the LabCorp sales force to give continued and sustained focus to PreGen-Plus as we develop market awareness for the test would harm the demand creation for PreGen-Plus and, in turn, could materially adversely effect our revenues and delay any performance-based payments for which we might otherwise be eligible under our strategic agreement with LabCorp.

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

We have a long-term, strategic alliance with LabCorp, under which we licensed to LabCorp certain of our technologies that are required for the commercialization of PreGen-Plus, a proprietary, non-invasive DNA-based screening test for the early detection of colorectal cancer in the average-risk population.  The license to LabCorp is exclusive within the United States and Canada for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, fail to meet its obligations under the agreement or otherwise decrease its commitment to PreGen-Plus, our revenues would be materially adversely affected and the commercialization of PreGen-Plus would be interrupted. Further, we cannot guarantee that we would be able to enter into a similar agreement with another company to commercialize this technology.  Moreover, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue and performance thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

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

Our business would suffer if we are unable to license certain technologies or obtain raw materials and components or if certain of our licenses were terminated.

The current configuration of PreGen-Plus that we have commercialized with LabCorp requires access to certain technologies and supplies of raw materials, including components for our Effipure technology, for which licensing and supply agreements are required. There can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, if at all. Any such licenses may require us to pay royalties or other fees to third parties, which would have an adverse effect on our revenues or gross margin. Furthermore, there can be no assurance that any current contractual arrangements between us and third parties, us and LabCorp, or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we or our strategic partners will be able to enter into any future relationships necessary to the continued commercial sale of PreGen-Plus or necessary to our realization of material revenues. Any failure to obtain necessary technologies or raw materials would require PreGen-Plus to be re-configured which could negatively impact its commercial sale and increase the costs associated with PreGen-Plus, which could have a material adverse effect on our revenues and gross margin, respectively.

If our clinical studies do not prove the superiority of PreGen-Plus, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests based on PreGen-Plus.

In  2003, we completed our multi-center clinical study of our PreGen-Plus technology that included approximately 5,500 asymptomatic, average-risk patients aged 50 and older from over 80 academic and community-based medical practices. The goal of this clinical study was to provide additional data supporting the superiority of tests utilizing our technology versus the most widely used brand of fecal occult blood testing (FOBT), Hemoccult II, in detecting colorectal cancer in this average-risk population. Although this study achieved its primary endpoint of showing that our original, bead-based DNA capture version of PreGen-Plus was four times more sensitive than Hemoccult II, the point sensitivity from our multi-center clinical study was lower than that seen in our previous research and clinical studies. Accordingly, we and LabCorp may experience reluctance or refusal on the part of third-party payors to pay for tests using our technologies which could slow the demand for the PreGen-Plus test and adversely and materially impact revenues and profitability.

In October 2001, we signed a Clinical Trial Agreement with Mayo Clinic in which the bead-based version of our PreGen-Plus test was made the subject of an independent study by Mayo Clinic, for which Mayo Clinic received a $4.9 million grant from the National Cancer Institute of the National Institutes of Health (“NCI”).  This three-year study was expected to include approximately 4,000 patients at average risk for developing colorectal cancer and, similar to our multi-center clinical study, was designed to compare the results of our bead-based technologies with those of the Hemoccult II, a common first-line colorectal cancer screening option.  The principal investigator for the Mayo NCI study referenced above, indicates that the NCI has agreed to an additional grant of $1.7 million and to an extension of the study with a goal to enroll a total of 4,434 patients.

After this study commenced, Hemoccult Sensa®, another brand of FOBT, was added to the study.  Subsequently, in the first half of 2004, the NCI approved the incorporation of Effipure, a gel-based DNA capture process, into the study.  In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while PreGen-Plus was nearly twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia (which include polyps primarily, not cancers), Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, the older, bead-based version of our technology in the detection of cancer among the thirteen cancer samples collected in the study.  While we believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology than that demonstrated in our prior published studies, this preliminary data is susceptible to varying interpretations that could negatively impact the market acceptance of our technologies.  Moreover, although we believe that the preliminary data from the Mayo study is clinically inconclusive given the small sample size of significant colorectal lesions and the DNA degradation that resulted from the sample collection methods used in the study, thought-

leading gastroenterologists and primary care physicians may be reluctant to order tests using our technologies based on this preliminary data, especially if such data were published in a peer-reviewed journal, which would materially harm our business and materially adversely affect our revenues.  There is additional risk that thought-leading gastroenterologists, guidelines organizations, primary care physicians and others may, despite the small sample size referenced above, assign disproportionate significance to this preliminary data, if published by the NCI and/or Mayo Clinic, which may significantly adversely affect commercialization.

We are discussing a revised protocol for this study with Mayo Clinic to enhance the sample collection methods utilized and to incorporate certain of our newer technologies, in addition to Effipure.  However, we cannot assure you that we will reach an agreement with Mayo Clinic regarding acceptable study protocols or that the NCI will continue to fund such a study.  If the NCI declines to continue funding an amended study, we may decide to devote considerable financial resources to continue the study, which could harm our results of operations.  Moreover, if we cannot agree on revised study protocols that are mutually acceptable to us and Mayo Clinic, the study may not be continued or we may withdraw from the study, either of which could materially harm the ability of PreGen-Plus to be included in colorectal cancer screening guidelines, to obtain adequate third-party reimbursement, or to achieve market acceptance.

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

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare, and covered by managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; medically necessary; appropriate for the specific patient; and cost-effective. While we and LabCorp have had some success in obtaining reimbursement from third-party payors for tests performed to date, neither we nor LabCorp has secured any broad-based policy-level reimbursement approval from Medicare or a sufficient amount of third-party payors to ensure the long-term commercial success of PreGen-Plus.

Reimbursement by Medicare will require a review that may be lengthy and which, we understand, will be performed under the provisions of a National Coverage Decision process. The Federal Balanced Budget Act of 1997 provides for adding new technologies to the colorectal cancer screening benefit, such as ours, with such frequency and payment limits as the Secretary of Health and Human Services, or HHS, determines appropriate. We cannot guarantee that the Secretary of HHS will act to approve tests based on our technologies on a timely basis, or at all.

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

We continue to work to improve the performance characteristics of PreGen-Plus through research on technical innovations such as our Effipure technology. However, there can be no assurance that future generations of PreGen-Plus, or the commercial version of the PreGen-Plus test currently offered by LabCorp, which incorporates Effipure and other technology improvements, will have sufficient sensitivity or performance to be commercially successful. We have conducted studies of the PreGen-Plus test, which included our Effipure technology. These studies, which have consisted of cohorts from previously conducted clinical studies, including the multi-center study, have shown that the PreGen-Plus test, which includes Effipure, detected cancer in additional samples that the original bead-based version of our technology did not. However, the number of samples in each of these studies has been small and the ranges of sensitivity improvement with Effipure have been broad, thus making it difficult to definitively quantify the increase in sensitivity of the PreGen-Plus test including Effipure, as compared to the original bead-based test. If future generations of the PreGen-Plus test, or the commercial version of the PreGen-Plus test with Effipure, does not significantly increase the sensitivity or performance over that of the original bead-based technology in a cost effective manner, we may never achieve the expected demand for tests using our technologies or such demand could be significantly reduced, either of which would have a material adverse effect on our revenues.

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

If we, or LabCorp, fail to convince a sufficient number of medical practitioners to order tests using our technologies, we will not be able to create sufficient demand for tests using our technologies in sufficient volume for us to become profitable. We and LabCorp will need to make gastroenterologists and primary care physicians aware of the benefits of tests using our technologies through published papers, presentations at scientific conferences, favorable results from clinical studies and obtaining reimbursement from insurers. Our failure to be successful in these efforts would make it difficult for us, or LabCorp, to convince medical practitioners to order colorectal cancer screening tests using our technologies for their patients which could materially adversely affect our revenues.

If PreGen-Plus is not included in colorectal cancer screening guidelines, physicians may not order the PreGen-Plus test and payors may not authorize reimbursement for PreGen-Plus.

An important element to the successful commercialization of PreGen-Plus is the inclusion of the test in colorectal cancer screening guidelines. We believe that guideline inclusion is, in part, dependent upon the data from our multi-center study being published in a peer-reviewed journal. There can be no assurance that a peer-reviewed journal will publish our multi-center study data on a timely basis, or that it will not be the subject of an adverse editorial, either of which could materially delay or prevent us from obtaining the inclusion of PreGen-Plus in colorectal cancer screening guidelines. In the event PreGen-Plus is not included within colorectal cancer screening guidelines, our revenues, profits and results of operations would be materially and negatively affected.

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

The FDA does not actively regulate laboratory tests that are developed and used by a laboratory to conduct in-house testing. The FDA does regulate specific reagents and certain components, some of which are used with our technologies and react with a biological substance including those designed to identify a specific DNA sequence or protein. For instance, a key component of our technologies includes our Effipure technology for the recovery of DNA from biological samples. The FDA’s regulations provide that most such reagents, which the FDA refers to as analyte specific reagents, or ASRs, are exempt from the FDA’s pre-market review requirements. We believe the ASRs that we provide currently fall within these exemptions. However, if the FDA were to decide to more actively regulate in-house developed laboratory tests, or significantly change the regulations for ASRs, commercial sales of PreGen-Plus and the sale of Effipure components to LabCorp could be delayed, halted or prevented. If the FDA were to view any of our or LabCorp’s actions as non-compliant, it could initiate enforcement action, which could involve criminal or civil penalties. Moreover, while we believe that Effipure qualifies as an ASR, and is therefore exempt from the FDA’s pre-market review requirements, there can be no assurance that the FDA or other regulatory bodies will agree with our assessment and the commercialization of our products and services could be impacted by being delayed, halted or prevented altogether. Finally, any ASRs that we provide will be subject to a number of FDA requirements, including compliance with restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures.  Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

We may be subject to substantial costs and liability or be prevented from selling our screening tests for cancer as a result of litigation or other proceedings relating to patent rights.

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of colorectal cancer and is designed to maximize our patent protection against third parties in the U.S. and in foreign countries. We have filed patent applications that we believe cover methods we have designed to detect colorectal cancer and other cancers, including our testing process. In order to protect or enforce our patent rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time-consuming, and divert our management and key personnel from our business. Additionally, such actions could result in challenges to the validity or applicability of our patents. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications covering technology used by us or our partners. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of PreGen-Plus, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2004, we have 31 issued patents, 5 allowed patent applications and 24 pending patent applications in the United States and we also have 33 issued foreign patents and 44 pending foreign patent applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty.

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

The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, of which over 50 million fail to follow the American Cancer Society’s screening guidelines. As a result, the colorectal cancer screening market has attracted competitors, some of which have significantly greater resources than we have. Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a new procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as existing and possibly improved traditional screening tests such as immunochemical FOBT. In addition, some companies are developing serum-based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer in the blood. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

We rely on third-party contract manufacturers and suppliers and may experience a scarcity of raw materials and components.

We rely on contract manufacturers and suppliers for certain components for our technologies. We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for the current configuration of the PreGen-Plus test, including our Effipure technology. Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into or maintain agreements with such suppliers on a timely basis on acceptable terms, if at all. Furthermore, prior to August 2003, PreGen-Plus had never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all. If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for PreGen-Plus, we may need to reconfigure the PreGen-Plus test which would result in delays in commercialization or an interruption in sales and would materially adversely impact our revenues.

The failure of LabCorp or any other laboratory using PreGen-Plus to comply with regulations governing clinical laboratories would materially adversely affect our business.

LabCorp and any other laboratory that uses PreGen-Plus is subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law which regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. If LabCorp were to lose its CLIA certification, it may no longer be able to offer PreGen-Plus, which would have a material adverse effect on our business.

The loss of key members of our senior management team could adversely affect our business.

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Don M. Hardison, our President and Chief Executive Officer and Anthony P. Shuber, our Executive Vice President and Chief Technology Officer. Anthony P. Shuber has been critical to the development of our technologies and business. Although Messrs. Hardison and Shuber have each signed a non-disclosure and assignment of intellectual property agreement and a non-compete agreement, they have no employment agreements currently in place. We also have a severance agreement with each of Messrs. Hardison and Shuber that provides for twelve months severance under certain circumstances. The efforts of each of these persons will be critical to us as we continue to develop our technologies and testing processes. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

If we lose the support of our key scientific collaborators, it may be difficult to establish tests using our technologies as a standard of care for colorectal cancer screening, which may limit our revenue growth and profitability.

We have established relationships with leading scientists, including members of our scientific advisory board, and research and academic institutions, such as Mayo Clinic and John Hopkins University, that we believe are key to establishing tests using our technologies as a standard of care for colorectal cancer screening. If our collaborators determine that colorectal cancer screening tests using our technologies are not appropriate options for colorectal cancer screening, or superior to available colorectal cancer screening tests, or that alternative technologies would be more effective in the early detection of colorectal cancer, we would encounter significant difficulty establishing tests using our technologies as a standard of care for colorectal cancer screening, which would limit our revenue growth and profitability.

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

The sale and use of our test, or activities related to our research and clinical studies, could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to detect the disease for which it was designed. A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

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

Our corporate documents and Delaware law contain provisions that limit the ability of stockholders to change our management and may also enable our management to resist a takeover. These provisions include a staggered board of directors, limitations on persons authorized to call a special meeting of stockholders and advance notice procedures required for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders. These provisions might discourage, delay or prevent a change of control in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and cause us to take other corporate actions. In addition, the existence of these provisions, together with Delaware law, might hinder or delay an attempted takeover other than through negotiations with our board of directors.

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

Based on a hypothetical ten percent adverse movement in interest rates as of September 30, 2004, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, our Senior Vice President and Chief Financial Officer and our Vice President, Corporate Controller, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 15(d)-15(e). Based upon that evaluation, we believe that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes information relating to purchases made by the Company of shares of our common stock during the three months ended September 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2004 to July 31, 2004	—	$—	—	—

August 1, 2004 to August 31, 2004	784	$2.05	—	—

September 1, 2004 to September 30, 2004	—	—	—	—

Total	784	$2.05	—	—

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

Item 6.  Exhibits

Exhibit Number	Description
10.1

Executive Change of Control Agreement between the Company and Jeffrey R. Luber dated September 28, 2004 (previously filed as Exhibit 10.3 to our Form 8-K filed on October 1, 2003 (File No. 000-32179), which is incorporated herein by reference).

10.2

Executive Change of Control Agreement between the Company and Harry W. Wilcox dated September 28, 2004 (previously filed as Exhibit 10.3 to our Form 8-K filed on October 1, 2003 (File No. 000-32179), which is incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.3 to our Form 8-K filed on October 1, 2003 (File No. 000-32179), which is incorporated herein by reference).
10.4	Form of Non-Qualified Stock Option Agreement.
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).
31.3	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 4, 2004	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2004	By:	/s/ Harry W. Wilcox
Harry W. Wilcox, III
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 4, 2004	By:	/s/ Stephen A. Read
Stephen A. Read
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Executive Change of Control Agreement between the Company and Jeffrey R. Luber dated September 28, 2004 (previously filed as Exhibit 10.3 to our Form 8-K filed on October 1, 2003 (File No. 000-32179), which is incorporated herein by reference).

10.2

Executive Change of Control Agreement between the Company and Harry W. Wilcox dated September 28, 2004 (previously filed as Exhibit 10.3 to our Form 8-K filed on October 1, 2003 (File No. 000-32179), which is incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.3 to our Form 8-K filed on October 1, 2003 (File No. 000-32179), which is incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement.

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).

31.3	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a).

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.