Form 10-Q
period 2005-03-31
EXACT SCIENCES CORP
filed 2005-05-06
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒  No  ☐

As of April 29, 2005, the Registrant had 26,247,941 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	December 31,	March 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$13,092	$9,333
Marketable securities	37,188	35,001
Prepaid expenses and other current assets	1,835	2,112
Total current assets	52,115	46,446
Property and Equipment, at cost:
Laboratory equipment	4,242	4,071
Office and computer equipment	1,383	1,400
Leasehold improvements	1,482	1,133
Furniture and fixtures	299	299
	7,406	6,903
Less—Accumulated depreciation and amortization	(5,452)	(5,418)
	1,954	1,485
Patent Costs and Other Assets, net of accumulated amortization of approximately $1,718 and $1,833 at December 31, 2004 and March 31, 2005, respectively	2,042	1,922
	$56,111	$49,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$365	$99
Accrued expenses	2,034	1,399
Deferred license fees, current portion	4,459	4,421
Total current liabilities	6,858	5,919

Deferred License Fees, less current portion	11,270	10,180

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value Authorized—100,000,000 shares Issued and outstanding—26,285,067 and 26,333,491 shares at December 31, 2004 and March 31, 2005, respectively	263	263
Additional paid-in capital	161,356	161,679
Treasury stock, 85,550 shares at December 31, 2004 and March 31, 2005	(97)	(97)
Notes receivable	(5)	(5)
Deferred compensation	(89)	(40)
Other comprehensive loss	(115)	(131)
Accumulated deficit	(123,330)	(127,915)
Total stockholders’ equity	37,983	33,754
	$56,111	$49,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2004	2005
Revenue:
Product royalty fees	$22	$68
License fees	1,128	1,128
Product	27	51
	1,177	1,247
Cost of revenue:
Product royalty fees	1	4
Product	31	44
	32	48

Gross profit	1,145	1,199

Operating Expenses:
Research and development	3,134	2,281
Sales and marketing	1,327	1,599
General and administrative	1,967	1,221
Restructuring	—	626
Stock-based compensation (1)	126	303
	6,554	6,030

Loss from operations	(5,409)	(4,831)

Interest income	118	246

Net loss	$(5,291)	$(4,585)

Net loss per share—basic and diluted	$(0.23)	$(0.17)

Weighted average common shares outstanding—basic and diluted	22,949	26,203

(1) The following summarizes the departmental allocation of stock-based compensation:

Research and development	$53	$61
Sales and marketing	—	58
General and administrative	73	184
Total	$126	$303

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2004	2005

Cash flows from operating activities:
Net loss	$(5,291)	$(4,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	336	210
Amortization	132	138
Restructuring	—	282
Stock based compensation	126	303
Amortization of deferred license fees	(1,128)	(1,128)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(512)	(277)
Accounts payable	129	(266)
Accrued expenses	344	(635)
Net cash used in operating activities	(5,864)	(5,958)

Cash flows from investing activities:
Purchases of marketable securities	(36,777)	(6,340)
Maturities of marketable securities	9,168	8,511
Purchases of property and equipment	(30)	(23)
Increase in patent costs and other assets	(84)	(18)
Net cash (used in) provided by investing activities	(27,723)	2,130

Cash flows from financing activities:
Net proceeds from sale of common stock	43,383	—
Proceeds from exercise of common stock options and stock purchase plan	160	68
Repayment of notes receivable	23	1
Net cash provided by financing activities	43,566	69

Net increase (decrease) in cash and cash equivalents	9,979	(3,759)
Cash and cash equivalents, beginning of period	14,200	13,092
Cash and cash equivalents, end of period	$24,179	$9,333

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of restricted stock through forgiveness of notes receivable	$83	$—
Forgiveness of notes receivable and accumulated interest	$228	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995.  The Company is an applied genomics company that develops and commercializes proprietary DNA-based tests for the early detection of cancer.  The Company has selected colorectal cancer as the first application of its technology platform.  The Company has devoted the majority of its efforts to date on the research, development and commercialization of PreGen-Plus™, the Company’s proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population, which is offered commercially through a license agreement with Laboratory Corporation of America® Holdings (“LabCorp®”).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements.  These condensed consolidated financial statements, in the opinion of management, include all adjustments which are necessary to present fairly the results of operations for the reported periods.  These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, EXACT Sciences Securities Corporation, a Massachusetts securities corporation.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  At December 31, 2004 and March 31, 2005, approximately $1.0 million of the Company’s cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for the Company’s corporate headquarters.  Cash equivalents primarily consist of money market funds at December 31, 2004 and March 31, 2005.

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

All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale.  The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  There were no realized gains or losses on the sale of available-for sale securities during the three months ended March 31, 2004 and 2005.

Patent Costs

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are approved over an estimated useful life of five years.   Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is deemed to be no longer of value to us.  Other assets principally consist of license fees and deposits.

The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles and goodwill may warrant revision or that the carrying value of these assets may be impaired.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share as of March 31, 2004 and 2005 because they had an antidilutive effect due to net losses for such periods:

	(In thousands)
	March 31,
	2004	2005
Shares issuable upon exercise of stock options	4,246	5,292
Shares issuable upon vesting of restricted common stock	107	9
Shares issuable upon exercise of outstanding warrants	1,000	1,000
	5,353	6,301

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”).  SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes the fair-value-based method of accounting for stock-based compensation plans.  The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information.  Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123.  Compensation expense of $24,000 and $9,000 with respect to options granted to non-employees computed using the Black-Scholes option pricing model was recorded in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004 and 2005, respectively.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of March 31, 2004 and 2005 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2004	2005
Net loss as reported	$(5,291)	$(4,585)
Add: Stock-based compensation included in reported net loss	126	303
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,822)	(2,313)
Pro forma net loss - SFAS 123	$(6,987)	$(6,595)

Basic and diluted net loss per share:
As reported	$(0.23)	$(0.17)

Pro forma net loss - SFAS 123	$(0.30)	$(0.25)

The assumptions used for the three months ended March 31, 2004 and 2005 are as follows:

	Three Months Ended March 31,
	2004	2005
Risk-free interest rates	1.69% - 1.75%	3.96% - 4.00%
Expected lives	7 years	7 years
Expected volatility	100%	100%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$6.37	$3.54

In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure of the fair value of share based payments is no longer an alternative to financial statement recognition.  SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of their next fiscal year that begins after June 15, 2005.

The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis.  It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to the January 1, 2006 adoption date.  The expense associated with these future awards can only be determined based on factors such as the price of the Company’s common stock, volatility of the Company’s stock price and risk free interest rates as measured at the grant date.  However, the pro forma disclosures related to SFAS No. 123 included in the Company’s historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

Revenue Recognition

License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalty fees earned on PreGen-Plus tests performed by LabCorp are based upon the customer’s remittance to LabCorp, not the amount billed by LabCorp.  Until such time that estimates utilized are supported by measurable, historical remittance data, the Company will recognize royalties as LabCorp customers make payments.  The timing of customer payments to LabCorp is uncertain because of the number of parties involved in the reimbursement process.  Service revenue is recognized when services are performed (earned), amounts can be objectively determined (measurable), and collection is reasonably assured (collectible or realizable).

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

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss).  Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three months ended March 31, 2004 and 2005 was as follows:

	Three Months Ended March 31,
(In thousands)	2004	2005
Net loss	$(5,291)	$(4,585)
Unrealized loss on marketable securities	(26)	(16)
Comprehensive loss	$(5,317)	$(4,601)

(3) RESTRUCTURING

In February 2005, the Company took steps to focus its research and development efforts primarily on improving the sensitivity and other performance aspects of PreGen-Plus and reduced its cost structure accordingly.  The Company discontinued certain research efforts, reduced its workforce by ten employees, principally in its research and development functions, and amended the lease for its corporate headquarters in Marlborough, MA to reduce the total space leased at that facility from approximately 56,000 square feet to approximately 37,000 square feet.

Pursuant to the restructuring plan, the Company recorded the following charges and payments in the quarter ended March 31, 2005.  Amounts remaining in the restructuring accrual at March 31, 2005 are expected to be paid out through June 2005 and are recorded under the caption “Accrued expenses” in the condensed consolidated balance sheets at March 31, 2005. Amounts included in the table are in thousands.

	Balance,				Balance,
	December 31,		Cash	Non-cash	March 31,
Type of Liability	2004	Charges	Payments	Write-downs	2005
Employee separation costs	$—	$246	$(227)	$—	$19
Facility consolidation costs	—	380	—	(282)	98
Total	$—	$626	$(227)	$(282)	$117

Employee separation costs in the table above relate to severance packages and out-placement services for employees affected by the restructuring.  The Company’s decision to reduce the total space leased and abandon the related leasehold improvements was deemed to be an impairment indicator under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  As a result of performing the impairment evaluations, asset impairment charges of $282 (included opposite the caption “Facility consolidation costs” in the table above) were recorded to adjust the carrying value of the related leasehold improvements to their net realizable value.  Facility consolidation costs also include one time real estate transaction fees in connection with the lease amendment to reduce the space occupied at the Company’s corporate headquarters.

(4) RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the Securities and Exchange Commission (the “SEC”).   This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties.  A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed at the end of this section under “Factors That May Impact Future Results of Operations” in evaluating our forward-looking statements.  We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

We are an applied genomics company that develops and commercializes proprietary DNA-based tests for the early detection of cancer.  Our first commercial test, PreGen-Plus™, is used for screening for colorectal cancer, the second leading cause of cancer death in the U.S. and the leading cause of cancer death among non-smokers.  Since our inception in February 1995, our principal activities have included:

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

•                  raising capital;

•                  licensing our proprietary technologies to Laboratory Corporation of America (“LabCorp”);

•                  working with LabCorp on activities necessary for the commercialization, marketing and sale of PreGen-Plus and

•                  direct sales and marketing efforts related to PreGen-Plus.

We have generated limited operating revenues since our inception and, as of March 31, 2005, we had an accumulated deficit of approximately $127.9 million.  Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of personnel, and more recently, the initiation of marketing programs and the build-out of our sales infrastructure to support the commercialization and marketing of PreGen-Plus.  We expect that our losses will continue for the next several years as a result of continuing research, development, sales and marketing expenses.  Our future revenues will depend, in large part, upon whether our technologies are broadly ordered by medical practitioners, requested by patients, and ultimately reimbursed by third-party payors.

We believe that the market demand for PreGen-Plus, which is being sold through LabCorp, is dependent upon a number of factors, including the following:

•                  inclusion of stool-based DNA screening in colorectal cancer screening guidelines;

•                  formal acceptance of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  effective sales personnel and processes to educate physicians and their office staffs to facilitate patient compliance;

•                  patient acceptance of PreGen-Plus, including its novel sample collection process;

•                  stool-based DNA screening becoming a standard of care among prescribing physicians and

•                  the impact that the publication of our multi-center study results and accompanying editorials in a peer-reviewed journal have on market acceptance of PreGen-Plus.

Our revenue is comprised of product royalty fees on PreGen-Plus tests sold by LabCorp, product revenue from the sale to LabCorp of certain components of our Effipure™ technology, which is incorporated into the PreGen-Plus test, and the amortization of license fees for the licensing of product rights to LabCorp under our strategic license agreements.  We account for PreGen-Plus royalty fees on a cash basis and will continue to do so until such time as we have sufficient history and experience to estimate the percentage of PreGen-Plus accessions that will ultimately result in revenue for us.  Laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample deficiencies and third-party reimbursement all influence whether an accession by LabCorp will eventually be recognized as revenue by us.  We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period.  We expect that product royalty fees and product revenue will increase in 2005 on an aggregate basis as compared to 2004 due to the ongoing commercial sales of PreGen-Plus by LabCorp.  License fee revenue for 2005 is expected to be consistent with license fee revenue recorded in 2004 due to the ratable recognition of upfront license fees received from LabCorp.

Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies.  Our research and development efforts in 2005 will focus on improving the sensitivity and other performance aspects of PreGen-Plus and accordingly, we expect research and development expenses to decrease in 2005 from 2004 levels.

Sales and marketing expenses include salaries, benefits and travel costs for sales and marketing personnel as well as professional fees for promotional and marketing activities.  We expect higher sales and marketing expenses in 2005 as compared to 2004 as we complement the direct sales efforts of LabCorp and implement additional marketing initiatives in certain regions of the U.S.

General and administrative expenses consist primarily of salaries and benefits, office expenses and professional fees.  We expect general and administrative expenses to decrease in 2005 from 2004 as a result of lower headcount and professional fees in 2005 as compared to 2004.

Stock-based compensation expense, a non-cash expense, primarily represents the value of common stock awards granted to employees as well as charges resulting from stock option grants to non-employees, which are recorded at fair value based on the fair value measurement criteria of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation.  Stock-based compensation expense also includes the difference between the exercise price and deemed fair value of common stock on the date of grant for certain options granted prior to our initial public offering.  The stock-based compensation expense related to options granted prior to our initial public offering is being amortized on an accelerated method over the vesting period of the applicable options, which is generally 60 months, and will end in 2005.  The amount of stock-based compensation expense that we record each quarter in connection with options granted to non-employees may fluctuate with changes in our stock price.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure of the fair value of share based payments is no longer an alternative to financial statement recognition.  SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the first fiscal year after June 15, 2005.

We expect the adoption of SFAS No. 123(R) to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis.  It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but are likely to be granted prior to the January 1, 2006 adoption date.  The expense associated with these future awards can only be determined based on factors such as the price of our common stock, the volatility of our stock price and risk free interest rates as measured at the grant date.  However, the pro forma disclosures related to SFAS No. 123 included in our historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

Critical Accounting Policies

The notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2004, which has been filed with the SEC, include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  As described below, we believe that that the accounting policies most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition and the assessment of the recoverability of long-lived assets, primarily intellectual property.

Revenue Recognition.  License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalty fees earned on PreGen-Plus tests performed by LabCorp are based upon the customer’s remittance to LabCorp, not the amount billed by LabCorp.  Until such time that estimates utilized are supported by measurable, historical remittance data, we will recognize royalties as LabCorp customers make payments.  The timing of customer payments to LabCorp is uncertain because of the number of parties involved in the reimbursement process.  Service revenue is recognized when services are performed (earned), amounts can be objectively determined (measurable), and collection is reasonably assured (collectible or realizable).

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

Results of Operations

Revenue.  Revenue was $1.2 million for the three months ended March 31, 2005 as well as for the comparable 2004 period.  Revenue is primarily composed of the amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.

Cost of revenue.  Cost of revenue increased to $48,000 for the three months ended March 31, 2005 from $32,000 for the three months ended March 31, 2004.  The increase in the cost of revenue for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was the result of an increase in the number of Effipure components shipped to LabCorp.  The cost of product revenue includes the product costs of Effipure components while cost of product royalty fees represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus.  We have contractual commitments to certain of our Effipure contract manufacturers which require us to pay minimum aggregate dollar amounts over the life of the commitments, which expire in April 2006.  During 2004, we recorded charges of approximately $239,000 to write-off excess and expired Effipure inventory units.  A portion of the 2004 charges to write-off excess and expired Effipure inventory units was based upon payments related to these minimum purchase commitments.  As we fulfill these minimum purchase commitments or if the Effipure technology is replaced in commercial use, we may need to make additional provisions for excess or obsolete inventory.

Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $2.3 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004.  The decrease in research and development expenses for the three months ended March 31, 2005 as compared to the three months ended March, 2004 was primarily the result of actions taken in February 2005 to focus research and development efforts on improving the sensitivity and other performance aspects of PreGen-Plus and associated cost reductions.  As described under the heading “Restructuring” below, the Company discontinued certain research efforts and reduced its workforce by ten employees, principally in the research and development functions.  Included in the decrease in research and development expenses were decreases of $435,000 in personnel-related expenses, $68,000 in professional fees and expenses, $52,000 in laboratory expenses, $150,000 in clinical study expenses and $147,000 related to laboratory space.

Sales and marketing expenses.  Sales and marketing expenses, excluding departmental allocations of stock-based compensation, increased to $1.6 million for the three months ended March 31, 2005 from $1.3 million for the three moths ended March 31, 2004.  The increase in sales and marketing expenses for the three months ended March 31, 2005 as compared to the same period of 2004 was primarily due to an increase of $147,000 in sales personnel and related costs as a result of the expansion of our sales force during the fourth quarter of 2004 to complement the direct sales efforts of LabCorp as well as an increase of $132,000 in marketing expenses as we implement marketing initiatives in certain regions of the U.S.

General and administrative expenses.  General and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $1.2 million for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004.  The decrease for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due $581,000 in severance costs recorded in the three months ended March 31, 2004 in connection with the departure of certain executives.  There was also a decrease in personnel related expenses of $69,000, due to lower headcount, as well as a decrease in professional fees of $141,000 in the quarter ended March 31, 2005 as compared to the same quarter of 2004.

Stock-based compensation.  Stock-based compensation, which is a non-cash expense, increased to $303,000 for the three months ended March 31, 2005 from $126,000 for the three months ended March 31, 2004.  Stock-based compensation for the three months ended March 31, 2005 included: (i) $208,000 for common stock awards granted to employees; (ii) $47,000 in charges resulting from the valuation of stock option grants to non-employees, which are recorded at fair value based on the fair value measurement criteria of SFAS No. 123 and (iii) $48,000 related to the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering.  Stock-based compensation for the three months ended March 31, 2004 included: (i) $228,000 of stock-based compensation associated with our agreement to forgive an outstanding loan of a former executive officer; (ii) a reduction of $272,000 in stock-based compensation associated with the forfeitures of restricted stock and the cancellation of unvested stock options due to the departure of certain officers and employees during the first quarter of 2004; (iii) $145,000 related to the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering and (iv) $25,000 in charges resulting from the valuation of stock option grants to non-employees, which are recorded at fair value based on the fair value measurement criteria of SFAS No. 123.

Restructuring.  In February 2005, we took steps to focus our research and development efforts primarily on improving the sensitivity and other performance aspects of PreGen-Plus and reduced our cost structure accordingly.  We discontinued certain research efforts, reduced our workforce by ten employees, principally in the research and development functions, and amended the lease for our corporate headquarters in Marlborough, MA to reduce the total space leased at that facility from approximately 56,000 square feet to approximately 37,000 square feet.

Pursuant to the restructuring plan, we recorded the following charges and payments in the quarter ended March 31, 2005.  Amounts remaining in the restructuring accrual at March 31, 2005 are expected to be paid out through June 2005 and are recorded under the caption “Accrued expenses” in the consolidated balance sheets at March 31, 2005.  Amounts included in the table are in thousands.

	Balance,				Balance,
	December 31,		Cash	Non-cash	March 31,
Type of Liability	2004	Charges	Payments	Write-downs	2005
Employee separation costs	$—	$246	$(227)	$—	$19
Facility consolidation costs	—	380	—	(282)	98
Total	$—	$626	$(227)	$(282)	$117

Employee separation costs in the table above relate to severance packages and out-placement services for employees affected by the restructuring.  Our decision to reduce the total space leased and abandon the related leasehold improvements was deemed to be an impairment indicator under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). As a result of performing the impairment evaluations, asset impairment charges of $282,000 (included opposite the caption “Facility consolidation costs” in the table above) were recorded to adjust the carrying value of the related leasehold improvements to their net realizable value.  Facility consolidation costs also include one time real estate transaction fees in connection with the lease amendment to reduce the space occupied at our corporate headquarters.

Interest income.  Interest income increased to $246,000 for the three months ended March 31, 2005 from $118,000 for the three months ended March 31, 2004.  This increase was due to an increase in our average cash, cash equivalents and marketable securities balances during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as well an increase in interest rates on investments held during the three months ended March 31, 2005 as compared to the same period from the prior year.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, our initial public offering of common stock in February 2001, cash received from LabCorp in connection with our strategic alliance and a public offering of 6.9 million shares of common stock in February 2004.  As of March 31, 2005, we had approximately $44.3 million in cash, cash equivalents and marketable securities, of which approximately $1.0 million has been pledged as collateral for an outstanding letter of credit.

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

Net cash used in operating activities was $6.0 million for the three months ended March 31, 2005 as compared to $5.9 million for the three months ended March 31, 2004.  The principal use of cash in operating activities in the three months ended March 31, 2005 and 2004 was to fund our net loss.  Cash flows from operations can vary significantly due to various factors including changes in prepaid expenses, accounts payable and accrued expenses.

Net cash provided by investing activities was $2.1 million for the three months ended March 31, 2005, as compared to net cash used in investing activities of $27.7 million in the three months ended March 31, 2004.  Included in the net cash used in investing activities for the three months ended March 31, 2004 were net purchases of $27.6 million in marketable securities, which were made with the a portion of the proceeds from the sale of 6.9 million shares of our common stock in February 2004.  Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $41,000 and $114,000 in the three months ended March 31, 2005 and 2004, respectively.

Purchases of property and equipment of $23,000 during the three months ended March 31, 2005 were consistent with purchases of property and equipment of $30,000 during the three months ended March 31, 2004.  We expect that purchases of property and equipment during 2005 will be substantially consistent with amounts spent in 2004.  We continued to invest in our patent portfolio for the three months ended March 31, 2005 and 2004 and we expect that investments made in our patent portfolio in 2005 will be substantially consistent with amounts invested in 2004.  Patent costs, which have historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are approved in the United States over an estimated useful life of five years.

Net cash provided by financing activities was $69,000 for the three months ended March 31, 2005 and included $68,000 in proceeds from the issuance of common stock under our employee stock option and purchase plans.  Net cash provided by financing activities for the three months ended March 31, 2004 was $43.6 million and was primarily due to the offering of 6.9 million shares of our common stock in February 2004, which generated net proceeds to us of approximately $43.3 million, as well as $160,000 in proceeds from issuances of common stock under our stock option and employee stock purchase plans.

We expect that cash, cash equivalents and short-term investments currently on hand at March 31, 2005 will be sufficient to fund our operations for at least the next two years, based upon our current operating outlook.  Product royalty fee payments and milestone payments from LabCorp may supplement our liquidity position.  However, as we are in the early stage of commercialization of PreGen-Plus, we cannot forecast how rapidly sales of PreGen-Plus and, consequently, royalty payments from LabCorp, will increase, if at all.  Further, milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position.  However, the timing and receipt of milestone and performance-based payments is similarly unpredictable at this time.  Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of PreGen-Plus into certain clinical guideline acceptance and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties, and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s success with respect to its sales of PreGen-Plus and are not expected for the next several years, if at all.  As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs.  If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, we will be required to raise additional capital or reduce the scale of our operations.

Our shelf registration statement on Form S-3 filed with the SEC was declared effective on September 26, 2003 and permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants to purchase each of the foregoing, up to an aggregate of $100 million.  On February 10, 2004, we completed an offering of 6.9 million shares of common stock under this shelf registration statement which generated net proceeds of $43.3 million.  While we may, from time to time, seek to access the capital markets, there can be no assurance that we will be successful in any future capital raising efforts, or that we would be able raise additional funds at an acceptable price level.

The table below reflects our estimated fixed obligations and commitments as of March 31, 2005:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in Thousands)

Operating lease obligations	$5,289	$998	$1,929	$2,018	$344
Purchase obligations	612	612	—	—	—
Obligations under license and collaborative agreements	5,604	1,154	530	530	3,390
Total	$11,505	$2,764	$2,459	$2,548	$3,734

Operating leases reflect remaining obligations associated with leased facilities in Marlborough and Maynard, Massachusetts.  Purchase obligations primarily represent purchase commitments associated with the manufacture and production of Effipure.  Obligations under license and collaboration agreements represent on-going commitments under various research collaborations and licensing agreements.  Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party.  We do not have any special purpose entities or any other off balance sheet financing arrangements.

Our future capital requirements include, but are not limited to, sales and marketing efforts associated with the commercialization of PreGen-Plus, continued funding of our research and development efforts, capital expenditures primarily associated with the relocation of our administrative offices to smaller space in our corporate headquarters, purchases of laboratory equipment and continued investment in our intellectual property estate.  Our future capital requirements will depend on many factors, including the following:

•                  the inclusion of stool-based DNA screening in colorectal cancer screening guidelines;

•                  the scope and breadth of the business strategy we decide to pursue;

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

We have incurred losses since we were formed and have had only modest product and royalty fee revenues since product introduction in August 2003.  From our date of inception on February 10, 1995 through March 31, 2005, we have accumulated a total deficit of approximately $127.9 million.  We expect that our losses will continue for the next several years as a result of continuing research and development expenses, as well as increased sales and marketing expenses.  If our revenue does not grow significantly to offset these expenses, we will not be profitable.  We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.  Our future revenues will depend, in large part, upon whether our technologies are broadly ordered by medical practitioners, requested by patients, and ultimately reimbursed by third-party payors.  We believe that the market demand for our first commercial product, PreGen-Plus, a proprietary, non-invasive DNA-based screening test for the early detection of colorectal cancer in the average-risk population, which is being sold through LabCorp, is dependent upon a number of factors, including the following:

•                  inclusion of stool-based DNA screening in colorectal cancer screening guidelines;

•                  formal acceptance of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  effective sales personnel and processes to educate physicians and their office staffs to facilitate patient compliance;

•                  patient acceptance of PreGen-Plus, including its novel sample collection process;

•                  stool-based DNA screening becoming a standard of care among prescribing physicians and

•                  the impact that the publication of our multi-center study results and accompanying editorials in a peer-reviewed journal have on market acceptance of PreGen-Plus.

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

Pursuant to our exclusive license agreement with LabCorp, our current operating revenue is primarily dependent upon LabCorp’s commercial sales of PreGen-Plus.  Although we are actively working together with LabCorp on initiatives designed to promote our joint success with regard to PreGen-Plus, we cannot assure you that we or LabCorp will be successful in achieving sufficient sales of PreGen-Plus for us to become profitable.  Such initiatives include the following:

•                  physician and consumer education and demand;

•                  implementation of marketing and sales initiatives and programs;

•                  broad-based reimbursement initiatives;

•                  advocacy development;

•                  sales force training and

•                  contracting with manufacturers and suppliers.

If we or LabCorp are unsuccessful in our efforts with respect to one or more of the foregoing initiatives, our revenues could be materially adversely affected.  Moreover, given the number of products that LabCorp sells, we cannot assure you that LabCorp will devote the resources and attention necessary to make PreGen-Plus commercially successful.  Any failure of the LabCorp sales force or our sales and marketing employees, in whole or in part, to give continued and sustained focus to PreGen-Plus would harm the demand creation for PreGen-Plus and, in turn, could materially adversely effect our revenues and delay any performance-based payments for which we might otherwise be eligible under our strategic agreement with LabCorp.  Any change in the senior management or organizational structure within LabCorp or EXACT Sciences, could also negatively impact our ability to successfully commercialize PreGen-Plus.

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

Our business is substantially dependent on the success of our strategic agreement with LabCorp.

We have a strategic alliance with LabCorp, under which we licensed to LabCorp certain of our technologies that are required for the commercialization of PreGen-Plus.  The license to LabCorp is exclusive within the United States and Canada for a five-year term followed by a non-exclusive license for the life of the underlying patents.  LabCorp has the ability to terminate this agreement for, among other things, a material breach by us.  If LabCorp were to terminate the agreement, fail to meet its obligations under the agreement or otherwise decrease its commitment to PreGen-Plus, our revenues would be materially adversely affected, the commercialization of PreGen-Plus would be interrupted and we could become insolvent.  Further, we cannot guarantee that we would be able to enter into a similar agreement with another company to commercialize this technology.  Moreover, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue and performance thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement to us.

In January 2004, we and LabCorp amended our license agreement to, among other things, restructure certain product development milestones.  Although this amendment does not change the $45 million of total milestone payments that we may be eligible to receive under the agreement, the amendment makes it more difficult for us to fully realize these payments if LabCorp is unable to achieve significant revenue thresholds with respect to its sales of PreGen-Plus or if we are unable to obtain clinical guideline acceptance and policy-level reimbursement approvals for PreGen-Plus.  Moreover, we cannot assure you that this amendment or other strategic initiatives with LabCorp will accomplish the long-term goals of either party.  If one or more additional amendments to our agreement with LabCorp become necessary as a result of the continuing evolution of PreGen-Plus, developments in our relationship with LabCorp or otherwise, we cannot assure you that any such amendment could be entered into on favorable terms, if at all.

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

In October 2001, Mayo Clinic initiated a study of the bead-based version of our PreGen-Plus test that was intended to include approximately 4,000 patients at average risk for developing colorectal cancer.  This three-year study, similar to our multi-center study, was designed to compare the results of our bead-based technologies with those of the Hemoccult II, a common first-line colorectal cancer screening option.  After this study commenced, Hemoccult Sensa®, another brand of FOBT, was added to the study.  Subsequently, we and the Mayo Clinic sought to include EXACT Sciences’ Effipure technology in the study, rather than our older, bead based technology.  In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while PreGen-Plus was nearly twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia (a category that includes high grade dysplasia, invasive cancer, and adenomas >1cm), Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, the older, bead-based version of our technology in the detection of cancer among the thirteen cancer samples collected in the study.  While we believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology than that demonstrated in our prior published studies, this preliminary data is susceptible to varying interpretations that could negatively impact the market acceptance of our technologies.  Moreover, although we believe that the preliminary data from the Mayo Clinic study is clinically inconclusive given the small sample size of significant colorectal lesions and the DNA degradation that resulted from the sample collection methods used in the study, thought-leading gastroenterologists and primary care physicians may be reluctant to order tests using our technologies based on this preliminary data, which would materially harm our business and materially adversely affect our revenues.  There is additional risk that thought-leading gastroenterologists, guidelines organizations, primary care physicians and others may, despite the small sample size referenced above, assign disproportionate significance to this preliminary data, especially if published by the NCI and/or Mayo Clinic, which may significantly adversely affect commercialization.

If the results of our clinical studies, including the results of a Mayo Clinic study, do not convince thought-leading gastroenterologists, guidelines organizations, primary care physicians, third party payors and patients that tests using our technologies are superior to existing screening methods, including Hemoccult II and Hemoccult Sensa, or show that our tests are superior but not by a large enough margin to affect prevailing clinical practice, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests using our technologies, which could slow the demand for, and successful commercialization of, PreGen-Plus.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for PreGen-Plus, the commercial success of PreGen-Plus could be compromised.

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare, and covered by managed care organizations.  There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology.  Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; medically necessary; appropriate for the specific patient or cost-effective.  While we and LabCorp have had some success in obtaining reimbursement from third-party payors for tests performed to date, neither we nor LabCorp has secured any broad-based policy-level reimbursement approval from Medicare or a sufficient amount of third-party payors to ensure the long-term commercial success of PreGen-Plus.

If PreGen-Plus cannot be effectively sold at a price acceptable to the market, we may not be able to successfully commercialize PreGen-Plus.

The success of PreGen-Plus depends, in material part, on the ability of LabCorp to price the test at a level acceptable to consumers, physicians, and third-party payors.  Currently, screening for colorectal cancer using our technology is more expensive than FOBT because it is labor-intensive and uses highly complex processes and expensive reagents.  In order to make our technologies less costly and more commercially attractive to consumers, physicians and third party payors, we or LabCorp will need to reduce the costs of tests using our technologies through significant automation of key operational processes or other cost savings procedures.  There can be no assurance that such parties, including Medicare, will pay for PreGen-Plus at levels that will enable us to earn a profit, if at all.  If we or LabCorp fail to create and improve technologies that sufficiently reduce costs, LabCorp’s sales of PreGen-Plus and, as a result, our revenues may be limited.  Moreover, if we and LabCorp are unable to sell a sufficient number of tests at favorable pricing levels, we will not be successful and we may not be able to remain viable as a company.

If our Effipure technology and our or LabCorp’s other technological advancements do not increase the performance of PreGen-Plus in a cost effective manner, the demand for PreGen-Plus may be negatively impacted.

We continue to work to improve the performance characteristics of PreGen-Plus through research on technical innovations such as our Effipure technology.  However, there can be no assurance that future generations of PreGen-Plus, or the commercial version of the PreGen-Plus test currently offered by LabCorp, which incorporates Effipure and other technology improvements, will have sufficient sensitivity or performance to be commercially successful.  We have conducted studies of the PreGen-Plus test, which included our Effipure technology.  These studies, which have consisted of cohorts from previously conducted clinical studies, including the multi-center study, have shown that the PreGen-Plus test that includes Effipure detected cancer in additional samples that the original bead-based version of our technology did not.  However, the number of samples in each of these studies has been small and the ranges of sensitivity improvement with Effipure have been broad, thus making it difficult to definitively quantify the increase in sensitivity of the PreGen-Plus test including Effipure, as compared to the original bead-based test.  If future generations of the PreGen-Plus test, or the commercial version of the PreGen-Plus test with Effipure, do not demonstrate a sufficiently significant increase in the sensitivity or performance over that of the original bead-based technology in a cost effective manner, we may never achieve the expected demand for tests using our technologies or such demand could be significantly reduced, either of which would have a material adverse effect on our revenues.

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

As of March 31, 2005, we have 32 issued patents, 5 allowed patent applications and 23 pending patent applications in the United States and we also have 34 issued foreign patents and 43 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued.  Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.  A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method.  We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications.  Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents.  In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty.  This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, of which over 42 million fail to follow the American Cancer Society’s screening guidelines.  As a result, the colorectal cancer screening market has attracted competitors, some of which have significantly greater resources than we have.  Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a new procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as existing and possibly improved traditional screening tests such as immunochemical FOBT.  In addition, some companies are developing serum-based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer in the blood including proteomics in which protein patterns are analyzed for links to disease.  These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced.  We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

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

If our Effipure technology is replaced in commercial use by new or improved technologies, our existing Effipure inventories could become obsolete, which could require the write-off of existing inventory that would negatively impact our gross margins and profitability.

We purchase certain Effipure components from contract manufacturers pursuant to minimum purchase commitments.  We carry Effipure components purchased pursuant to these minimum purchase commitments in our inventory until they are shipped to LabCorp for use in processing PreGen-Plus tests.  During calendar 2004 and the quarter ended March 31, 2005, we purchased approximately $1 million in Effipure components under these purchase commitments.  As of March 31, 2005, our future minimum purchase commitment in connection with Effipure contract manufacturers was approximately $510,000.  If our Effipure technology is replaced in commercial use by new or improved technologies developed by us or third parties, we may need to write-off all or a portion of our existing Effipure inventories, which would have a negative impact on our gross margins and profitability.

If we or our partners fail to comply with regulatory requirements, we may be subject to stringent penalties and our business may be materially adversely affected.

The marketing and sale of PreGen-Plus is subject to various state, federal and foreign regulations.  We cannot assure you that we or our partners will be able to comply with applicable regulations and regulatory guidelines.  If we or our partners fail to comply with any such applicable regulations and guidelines, we could incur significant liability or be forced to cease offering PreGen-Plus in certain jurisdictions.  Also, conforming the marketing and sale of our products to any applicable regulations and guidelines could substantially increase our operating expenses.  In addition, LabCorp and any other laboratory that uses PreGen-Plus is subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA.  CLIA is a federal law which regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease.  CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections.  If LabCorp were to lose its CLIA certification, it may no longer be able to offer PreGen-Plus, which would have a material adverse effect on our business.

Moreover, Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments.  We and LabCorp developed our commercialization strategy for PreGen-Plus based on existing healthcare policies.  Changes in healthcare policy could substantially interrupt the sales of PreGen-Plus, increase costs, and divert management’s attention.  We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

Our license with LabCorp is exclusive in the United States and Canada and we have the ability to license our technologies for colorectal cancer screening in other markets beyond these territories.  Our success materially depends upon our management team devoting adequate time and attention to sales and operational issues within the United States.   In the event we enter into business relationships with entities abroad, there can be no assurance that our management team will be able to continue to devote the time and attention necessary to adequately manage and support domestic initiatives.

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

•                  clinical trial results relating to the PreGen-Plus test or technologies of our competitors;

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

•                  the number and timing of milestones that we achieve may under collaborative agreements;

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Controller and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b promulgated under the Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Controller and Principal Accounting Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5.  Other Information

In February 2005, we took steps to focus our research and development efforts primarily on improving the sensitivity and other performance aspects of PreGen-Plus and reduced our cost structure accordingly.  On February 9, 2005, we reported on Form 8-K that we were reducing our workforce by ten employees, effective February 15, 2005, under a plan of termination described in paragraph 8 of SFAS No. 146.  On February 25, 2005, we reported on Form 8-K that we had entered into an amendment of the lease for our corporate headquarters, effective as of January 20, 2005, pursuant to which we would vacate certain leased space, thereby reducing the total space occupied under the lease from approximately 56,000 square feet to approximately 37,000 square feet.

Pursuant to the restructuring plan, we recorded the following charges and payments in the quarter ended March 31, 2005.  Amounts remaining in the restructuring accrual at March 31, 2005 are expected to be paid out through June 2005 and are recorded under the caption “Accrued expenses” in the consolidated balance sheets at March 31, 2005.  Amounts included in the table are in thousands.

	Balance,				Balance,
	December 31,		Cash	Non-cash	March 31,
Type of Liability	2004	Charges	Payments	Write-downs	2005
Employee separation costs	$—	$246	$(227)	$—	$19
Facility consolidation costs	—	380	—	(282)	98
Total	$—	$626	$(227)	$(282)	$117

Employee separation costs in the table above relate to severance packages and out-placement services for employees affected by the restructuring.  The Company’s decision to reduce the total space leased and abandon the related leasehold improvements was deemed to be an impairment indicator under SFAS No. 144.  As a result of performing the impairment evaluations, asset impairment charges of $282,000 (included opposite the caption “Facility consolidation costs” in the table above) were recorded to adjust the carrying value of the related leasehold improvements to their net realizable value.  Facility consolidation costs also include one-time real estate transaction fees in connection with the lease amendment to reduce the space occupied at our corporate headquarters.

On May 3, 2005, the Compensation Committee of the Board of Directors amended certain stock options previously granted to Dr. Richard Barker, a member of our Board of Directors, in connection with his decision not to stand for re-election to the Board of Directors. The amended options consist of vested options to purchase an aggregate of 20,000 shares of our common stock which were granted at various times between January 31, 2001 and July 26, 2002, at exercise prices ranging between $10.74 and $14.00 per share. These options have been amended to extend the period during which they may be exercised, following Dr. Barker’s cessation of service as a director, from 90 days to one year, consistent with the terms of stock options granted under the Company’s current compensation policy for non-employee directors. Other than extending the exercise period for the above referenced options, the terms of all options granted to Mr. Barker remain unchanged.

Item 6.  Exhibits

Exhibit Number	Description
10.1	2000 Employee Stock Purchase Plan, as amended.
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.3	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 6, 2005	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2005	By:	/s/ Harry W. Wilcox
Harry W. Wilcox
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 6, 2005	By:	/s/ Charles R. Carelli, Jr.
Charles R. Carelli, Jr.
Controller and Principal Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	2000 Employee Stock Purchase Plan, as amended.
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.3	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.