Form 10-Q
period 2005-06-30
EXACT SCIENCES CORP
filed 2005-08-02
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒  No ☐

As of July 29, 2005, the Registrant had 26,265,063 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	December 31, 2004	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$13,092	$17,625
Marketable securities	37,188	22,916
Prepaid expenses and other current assets	1,835	1,945
Total current assets	52,115	42,486
Property and Equipment, at cost:
Laboratory equipment	4,242	4,122
Office and computer equipment	1,383	1,400
Leasehold improvements	1,482	1,254
Furniture and fixtures	299	299
	7,406	7,075
Less—Accumulated depreciation and amortization	(5,452)	(5,623)
	1,954	1,452
Patent Costs and Other Assets, net of accumulated amortization of approximately $1,718 and $1,948 at December 31, 2004 and June 30, 2005, respectively	2,042	1,830
	$56,111	$45,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$365	$339
Accrued expenses	2,034	1,405
Deferred license fees, current portion	4,459	4,383
Total current liabilities	6,858	6,127

Deferred License Fees, less current portion	11,270	9,089

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—26,285,067 and 26,350,613 shares at December 31, 2004 and June 30, 2005, respectively	263	264
Additional paid-in capital	161,356	162,340
Treasury stock, 85,550 shares at December 31, 2004 and June 30, 2005	(97)	(97)
Notes receivable	(5)	(5)
Deferred compensation	(89)	(15)
Other comprehensive loss	(115)	(69)
Accumulated deficit	(123,330)	(131,866)
Total stockholders’ equity	37,983	30,552
	$56,111	$45,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenue:
Product royalty fees	$35	$46	$57	$114
License fees	1,129	498	2,257	1,626
Product	58	79	85	130
	1,222	623	2,399	1,870
Cost of revenue:
Product royalty fees	3	3	4	7
Product	57	129	88	173
	60	132	92	180

Gross profit	1,162	491	2,307	1,690

Operating Expenses:
Research and development	2,640	1,875	5,774	4,156
Sales and marketing	1,392	1,619	2,719	3,218
General and administrative	1,461	1,157	3,428	2,378
Restructuring	—	—	—	626
Stock-based compensation (1)	120	52	246	355
	5,613	4,703	12,167	10,733

Loss from operations	(4,451)	(4,212)	(9,860)	(9,043)

Interest income	172	261	290	507

Net loss	$(4,279)	$(3,951)	$(9,570)	$(8,536)

Net loss per share—basic and diluted	$(0.16)	$(0.15)	$(0.39)	$(0.33)

Weighted average common shares outstanding—basic and diluted	26,081	26,251	24,515	26,227

(1)                                  The following summarizes the departmental allocation of stock-based compensation:

Research and development	$53	$19	$106	$80
Sales and marketing	—	—	—	58
General and administrative	67	33	140	217
Total	$120	$52	$246	$355

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2004	2005

Cash flows from operating activities:
Net loss	$(9,570)	$(8,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	635	436
Amortization	246	266
Restructuring	—	282
Stock-based compensation	246	355
Amortization of deferred license fees	(2,257)	(2,257)
Non-cash revenue reduction recorded in connection with warrant extension	—	630
Changes in assets and liabilities:
Prepaid expenses and other current assets	(671)	(110)
Accounts payable	(78)	(26)
Accrued expenses	404	(629)
Net cash used in operating activities	(11,045)	(9,589)

Cash flows from investing activities:
Purchases of marketable securities	(47,767)	(8,701)
Maturities of marketable securities	14,936	23,020
Purchases of property and equipment	(245)	(216)
Increase in patent costs and other assets	(66)	(54)
Net cash (used in) provided by investing activities	(33,142)	14,049

Cash flows from financing activities:
Net proceeds from sale of common stock	43,305	—
Proceeds from exercise of common stock options and stock purchase plan	162	73
Repayment of notes receivable	365	—
Net cash provided by financing activities	43,832	73

Net (decrease) increase in cash and cash equivalents	(355)	4,533
Cash and cash equivalents, beginning of period	14,200	13,092
Cash and cash equivalents, end of period	$13,845	$17,625

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of restricted stock through forgiveness of notes receivable	$83	$—
Forgiveness of notes receivable and accumulated interest	$228	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

                EXACT Sciences Corporation (the “Company”) was incorporated on February 10, 1995.  The Company is an applied genomics company that develops proprietary DNA-based technologies for use in the detection of cancer.  The Company has selected colorectal cancer as the first application of its technologies. The Company has licensed certain of its technologies, on an exclusive basis through August 2008, to Laboratory Corporation of America® Holdings (“LabCorp®”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.”  PreGen-Plus is a non-invasive DNA-based testing service for the detection of colorectal cancer in the average-risk population.  The Company has devoted the majority of its efforts to date on research and development and commercialization support of PreGen-Plus.

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

Cash and Cash Equivalents

                The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  At December 31, 2004 and June 30, 2005, approximately $1.0 million of the Company’s cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for the Company’s corporate headquarters.  Cash equivalents primarily consist of money market funds at December 31, 2004 and June 30, 2005.

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

                All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale.  The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  There were no realized gains or losses on the sale of available-for sale securities during the three and six months ended June 30, 2004 and 2005.

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

                The following potentially issuable common shares were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2004 and 2005 because they had an antidilutive effect due to net losses for such periods:

	June 30,
(In thousands)	2004	2005
Shares issuable upon exercise of stock options	3,956	4,904
Shares issuable upon vesting of restricted common stock	66	1
Shares issuable upon exercise of outstanding warrants	1,000	1,000
	5,022	5,905

Accounting for Stock-Based Compensation

                The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”).  SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes the fair-value-based method of accounting for stock-based compensation plans.  The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information.  Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123.  The Company recorded stock-based compensation expense of $25,000 and $10,000 during the three months ended June 30, 2004 and 2005, respectively, in connection with options granted to non-employees, computed using the Black-Scholes option pricing model.  During the six months ended June 30, 2004 and 2005, the Company recorded stock-based compensation expense of

$47,000 and $19,000, respectively, in connection with options granted to non-employees, computed using the Black-Scholes option pricing model.

                The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company for the three and six months ended June 30, 2004 and 2005 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2005	2004	2005
Net loss as reported	$(4,279)	$(3,951)	$(9,570)	$(8,536)
Add: Stock-based compensation included in reported net loss	120	52	246	355
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,816)	(2,015)	(3,638)	(4,328)
Pro forma net loss - SFAS 123	$(5,975)	$(5,914)	$(12,962)	$(12,509)

Basic and diluted net loss per share:
As reported	$(0.16)	$(0.15)	$(0.39)	$(0.33)

Pro forma net loss - SFAS 123	$(0.23)	$(0.23)	$(0.53)	$(0.48)

                The assumptions used for the three and six months ended June 30, 2004 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (1)	2005	2004	2005
Risk-free interest rates	—	3.94%	1.69 - 1.81%	3.94 - 4.00%
Expected lives	—	7 years	7 years	7 years
Expected volatility	—	100%	100%	100%
Dividend yield	—	0%	0%	0%
Weighted average fair value per share of options granted during the period	—	$2.41	$6.37	$3.50

(1) The company did not grant options during the quarter ended June 30, 2004.

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

                Product revenue from the sale Effipure™ to LabCorp is recognized upon shipment of the components provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

                Revenue from milestone and other performance-based payments will be recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss).  Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three and six months ended June 30, 2004 and 2005 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2005	2004	2005
Net loss	$(4,279)	$(3,951)	$(9,570)	$(8,536)
Unrealized (loss) gain on marketable securities	(158)	62	(184)	46
Comprehensive loss	$(4,437)	$(3,889)	$(9,754)	$(8,490)

(3) RESTRUCTURING

                In February 2005, the Company took steps to focus its research and development efforts primarily on improving the sensitivity and other performance aspects of PreGen-Plus and reduced its cost structure accordingly.  The Company discontinued certain research efforts, reduced its workforce by ten employees, principally in the research and development functions, and amended the lease for its corporate headquarters in Marlborough, MA to reduce the total space leased at that facility from approximately 56,000 square feet to approximately 37,000 square feet.

                Pursuant to the restructuring plan, the Company accrued charges of $626,000 in the quarter ended March 31, 2005.  As of June 30, 2005 all liabilities related to the restructuring had been paid out.  The table below summarizes the restructuring activities during the six months ended June 30, 2005.  Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2004	Charges	Cash Payments	Non-cash Write-downs	Balance, June 30, 2005
Employee separation costs	$—	$246	$(246)	$—	$—
Facility consolidation costs	—	380	(98)	(282)	—
Total	$—	$626	$(344)	$(282)	$—

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

(4) EXTENSION OF WARRANT EXPIRATION DATE

In June 2002, in connection with our collaboration, the Company issued a warrant to LabCorp (the “LabCorp Warrant”) to purchase 1,000,000 shares of its common stock, at an exercise price of $16.09 per share.  At the time of issuance, the LabCorp Warrant had an expiration date of June 26, 2005.  On June 24, 2005, the Company entered into an amendment to the LabCorp Warrant to extend the expiration date of the LabCorp Warrant to August 13, 2008, which is the expiration date of the exclusive period under the Company’s license agreement with LabCorp.  All other terms of the LabCorp Warrant were unaffected.  The Company assigned a value to the LabCorp Warrant extension of $630,000 using the Black-Scholes option pricing model.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to

a Customer,” the Company recorded the cost of the LabCorp Warrant extension as a one-time, non-cash reduction in license fee revenue of $630,000 in the quarter ended June 30, 2005.

(5) EFFIPURE INVENTORY CONTINGENCY

                The Company has historically been responsible for the procurement and supply chain management of Effipure components until they are delivered to LabCorp, which uses Effipure in processing PreGen-Plus tests.  The Company is currently in discussions with LabCorp to transition the procurement and supply chain management of Effipure to LabCorp.  As of this date, the Company can not estimate the costs associated with this potential transfer, but such costs may include write downs of current inventory, costs to transfer on-hand inventory to LabCorp and costs associated with the transfer or cancellation of certain contracts in the current supply chain.  As of June 30, 2005, the carrying value of the Company’s Effipure inventory was $733,000 and was recorded under the caption “Prepaid expenses and other current assets” in the Company’s consolidated balance sheets.

(6) RECLASSIFICATIONS

                Certain prior period amounts have been reclassified to conform to the current period presentation.

(6) SUBSEQUENT EVENT

                During the quarter ended March 31, 2005, the Company recorded $208,000 of stock-based compensation expense in connection with common stock awards granted to executives pursuant to the Company’s 2004 Executive Incentive Plan.  On July 21, 2005, the Compensation Committee of the Board of Directors approved an amendment to the Company’s 2004 Executive Incentive Plan providing that the stock awards previously authorized for issuance under the 2004 Executive Incentive Plan be paid in cash, in the aggregate amount of $208,000, in lieu of shares of the Company’s common stock.  Accordingly, in the quarter ended September 30, 2005, the Company will reclassify the $208,000 from a stock-based expense to a cash based expense within the appropriate research and development, sales and marketing and general and administrative line items of the Company’s consolidated statements of operations.

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

Overview

                We are an applied genomics company that develops proprietary DNA-based technologies for use in the detection of cancer.  We have selected colorectal cancer as the first application of our technologies. We have licensed certain of our technologies, on an exclusive basis through August 2008, to Laboratory Corporation of America® Holdings (“LabCorp”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.”  PreGen-Plus is a non-invasive DNA-based testing service for the detection of colorectal cancer in the average-risk population.  Colorectal cancer is the second leading cause of cancer death in the U.S. and the leading cause of cancer death among non-smokers.  Since our inception in February 1995, our principal activities have included:

•      researching and developing our technologies for colorectal cancer screening;

•      conducting clinical studies to validate our colorectal cancer screening technologies;

•      negotiating licenses for intellectual property of others;

•      developing relationships with opinion leaders in the scientific and medical communities;

•      conducting market studies and analyzing various markets for our technologies;

•      hiring research and clinical personnel, sales personnel, management and other support personnel;

•      raising capital;

•      licensing our proprietary technologies to LabCorp;

•      working with LabCorp on activities in support of the commercialization of PreGen-Plus and

•      sales and marketing efforts in support of PreGen-Plus.

                We have generated limited operating revenues since our inception and, as of June 30, 2005, we had an accumulated deficit of approximately $131.9 million.  Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of personnel, and more recently, the initiation of new marketing programs and the build-out of our sales infrastructure to support the commercialization and marketing of PreGen-Plus.  We expect that our losses will continue for the next several years as a result of continuing research, development, sales and marketing expenses.  Our future revenues will depend, in large part, upon whether our technologies are broadly ordered by medical practitioners, requested by patients, and ultimately reimbursed by third-party payors.

                We believe that the market demand for our colorectal cancer detection technologies is dependent upon a number of factors, including the following:

•                  inclusion of stool-based DNA screening in colorectal cancer screening guidelines;

•                  acceptance of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  effective sales and sales management personnel and processes to educate physicians and their office staffs to facilitate patient compliance;

•                  patient acceptance of PreGen-Plus, including its novel sample collection process;

•                  stool-based DNA screening becoming a standard of care among prescribing physicians;

•                  the impact that the publication of our multi-center and other study results and accompanying editorials in a peer-reviewed journal have on market acceptance of PreGen-Plus and

•                  the quality and service of the LabCorp testing process.

                Our revenue is comprised of product royalty fees on PreGen-Plus tests sold by LabCorp, product revenue from the sale to LabCorp of Effipure components, which are used by LabCorp in processing PreGen-Plus tests, and the amortization of license fees for the licensing of product rights to LabCorp under our strategic license agreements.  We account for PreGen-Plus royalty fees on a cash basis and will continue to do so until such time as we have sufficient history and experience to estimate the percentage of PreGen-Plus accessions that will ultimately result in revenue for us.  Laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample and sample processing deficiencies and third-party reimbursement all influence whether an accession by LabCorp will eventually be recognized as revenue by us.  We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period.  We expect that product royalty fees and product revenue for 2005 will be substantially consistent with amounts recorded in 2004.  License fee revenue for 2005 is expected to be lower than license fee revenue recorded in 2004 due to the one time, non-cash reduction in revenue of $630,000 recorded in the quarter ended June 30, 2005 in connection with the extension of a warrant issued to Labcorp.  See complete discussion of the accounting treatment of the LabCorp warrant extension in the “Revenue” section of “Results of Operations” below.

                Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies.  We intend to focus our research and development efforts in 2005 primarily on improving the sensitivity and other performance aspects of our technologies and, accordingly, we expect research and development expenses to decrease in 2005 from 2004 levels.

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

                Stock-based compensation expense, a non-cash expense, primarily represents the value of common stock awards granted to employees as well as charges resulting from common stock awards and stock options granted to non-employees, which are recorded at fair value based on the fair value measurement criteria of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation.  Stock-based compensation expense also includes the difference between the exercise price and deemed fair value of common stock on the date of grant for certain options granted prior to our initial public offering.  The stock-based compensation expense related to options granted prior to our initial public offering is being amortized on an accelerated method over the vesting period of the applicable options, which is generally 60 months, and will end in 2005.  The amount of stock-based compensation expense that we record each quarter in connection with options granted to non-employees may fluctuate with changes in our stock price.

                In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  Pro forma disclosure of the fair value of share based payments is no longer an alternative to financial statement recognition once SFAS No. 123(R) becomes effective.  SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the first fiscal year commencing after June 15, 2005.

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

                Product revenue from the sale of Effipure to LabCorp is recognized upon shipment of the components provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

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

Results of Operations

Revenue.  Revenue decreased to $623,000 for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004 and decreased to $1.9 million for the six months ended June 30, 2005 from $2.4 million for the six months ended June 30, 2004.  Revenue is primarily composed of the amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.

The decrease in revenue for the three and six months ended June 30, 2005 as compared to the same periods for the prior year was primarily the result of a one-time, non-cash reduction in revenue of $630,000 recorded in June 2005 in connection with the amendment of a warrant originally issued to LabCorp in June 2002 to purchase 1,000,000 shares of our common stock, at an exercise price of $16.09 per share (the “LabCorp Warrant”).  At the time of issuance, the LabCorp Warrant had an expiration date of June 26, 2005.  On June 24, 2005, we entered into an amendment to the LabCorp Warrant to extend the expiration date of the LabCorp Warrant to August 13, 2008, which is the expiration date of the exclusive period under our license agreement with LabCorp.  All other terms of the LabCorp Warrant were unaffected.  We assigned a value to the LabCorp Warrant extension of $630,000 using the Black-Scholes option pricing model.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” we recorded the cost of the LabCorp Warrant extension as a one-time, non-cash reduction in license fee revenue of $630,000 in the quarter ended June 30, 2005.

                Cost of revenue.  Cost of revenue increased to $132,000 for the three months ended June 30, 2005 from $60,000 for the three months ended June 30, 2004.  Cost of revenue increased to $180,000 for the six months ended June 30, 2005 as compared to $92,000 for the six months ended June 30, 2004.  The increase in the cost of revenue for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 was primarily the result of the write-off in June 2005 of $96,000 in excess Effipure inventory, partially offset by a decrease in Effipure shipments to LabCorp.  The cost of product revenue includes pass-through costs to contract manufacturers and others while the cost of product royalty fees represents royalties owed to third-parties for intellectual property used in connection with our stool-based DNA technologies.  We have contractual commitments to certain Effipure contract manufacturers which require us to pay minimum aggregate dollar amounts over the life of the commitments, which expire in April 2006.  As we fulfill these minimum purchase commitments, if test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), or if Effipure is replaced in commercial use by LabCorp, we may need to make additional provisions for excess or obsolete inventory.

We have historically been responsible for the procurement and supply chain management of Effipure components until they are delivered to LabCorp, who uses Effipure in processing PreGen-Plus tests.  We are currently in discussions with LabCorp to transition the procurement and supply chain management of Effipure to LabCorp.  As of this date, we can not estimate the costs associated with this potential transfer, but such costs may include write downs of current inventory, costs to transfer on-hand inventory to LabCorp and costs associated with the transfer or cancellation of certain contracts in the current supply chain.  As of June 30, 2005, the carrying value of our Effipure inventory was $733,000 and was recorded under the caption “Prepaid expenses and other current assets” in our consolidated balance sheets.

                Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $1.9 million for the three months ended June 30, 2005 from $2.6 million for the three months ended June 30, 2004 and decreased to $4.2 million from $5.8 million for the six months ended June 30, 2004.  The decrease in research and development expenses for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 was primarily the result of actions taken in February 2005 to focus research and development efforts on improving the sensitivity and other performance aspects of our technologies and associated cost reductions.  As described under the heading “Restructuring” below, the Company discontinued certain research efforts and reduced its workforce by ten employees, principally in the research and development functions.  Included in the net decrease in research and development expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were decreases of $312,000 in laboratory expenses, $273,000 in personnel-related expenses, $118,000 related to laboratory space, $104,000 in clinical study expenses and an increase of $42,000 in professional fees and expenses.  Included in the decrease in research and development expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 were decreases of $708,000 in personnel-related expenses, $364,000 in laboratory expenses, $265,000 related to laboratory space, $254,000 in clinical study expenses and $26,000 in professional fees and expenses.

                Sales and marketing expenses.  Sales and marketing expenses, excluding departmental allocations of stock-based compensation, increased to $1.6 million for the three months ended June 30, 2005 from $1.4 million for the three moths ended June 30, 2004.  Sales and marketing expenses, excluding departmental allocations of stock-based compensation, increased to $3.2 million for the six months ended June 30, 2005 from $2.7 million for the six moths ended June 30, 2004.  The increase in sales and marketing expenses for the three and six months ended June 30, 2005 as compared to the same periods of 2004 was primarily due to increases of $199,000 and $346,000, respectively, in sales personnel and related costs as a result of the expansion of our sales force to complement the direct sales efforts of LabCorp as well as increases of $ 37,000 and $169,000, respectively, in marketing expenses as we implement marketing initiatives in certain regions of the U.S.

                General and administrative expenses.  General and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $1.2 million for the three months ended June 30, 2005 from $1.5 million for the three months ended June 30, 2004.  The decrease for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily the result of a decrease in professional fees of $204,000 as well as a decrease in personnel related expenses of $92,000, due to lower headcount.  General and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $2.4 million for the six months ended June 30, 2005 from $3.4 million for the six months ended June 30, 2004.  The decrease for the six months ended June 30, 2005 as compared to the same period of 2004 was primarily due to $611,000 in severance costs recorded in the six months ended June 30, 2004 in connection with the departure of certain executives.  There was also a decrease in professional fees of $345,000 as well as a decrease in personnel related expenses of $131,000, due to lower headcount, in the six months ended June 30, 2005 as compared to the same period of 2004.

Stock-based compensation.  Stock-based compensation, which is a non-cash expense, decreased to $52,000 for the three months ended June 30, 2005 from $120,000 for the three months ended June 30, 2004.  The decrease in stock-based compensation for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was due to a decrease in the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering.  Stock-based compensation increased to $355,000 for the six months ended June 30, 2005 from $246,000 for the six months ended June 30, 2004.  The increase in stock-based compensation for the six months ended June 30, 2005 as compared to the same period of the prior year was primarily the result of $208,000 in stock-based compensation recorded in connection with common stock awards granted to executives during the quarter ended March 31, 2005, which was partially offset by a decrease in the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering.

During the quarter ended March 31, 2005, we recorded $208,000 of stock-based compensation expense in connection with common stock awards granted to executives pursuant to our 2004 Executive Incentive Plan.  On July 21, 2005, the Compensation Committee of the Board of Directors approved an amendment to our 2004 Executive Incentive Plan providing that the stock awards previously authorized for issuance under the 2004 Executive Incentive Plan be paid in cash, in the aggregate amount of $208,000, in lieu of shares of our common stock.  Accordingly, in the quarter ended September 30, 2005, we will reclassify the $208,000 from a stock-based expense to a cash based expense within the appropriate research and development, sales and marketing and general and administrative line items of our consolidated statements of operations.

Restructuring.  In February 2005, we took steps to focus our research and development efforts primarily on improving the sensitivity and other performance aspects of our technologies and reduced our cost structure accordingly.  We discontinued certain research efforts, reduced our workforce by ten employees, principally in the research and development functions, and amended the lease for our corporate headquarters in Marlborough, MA to reduce the total space leased at that facility from approximately 56,000 square feet to approximately 37,000 square feet.

Pursuant to the restructuring plan, we accrued charges of $626,000 in the quarter ended March 31, 2005.  As of June 30, 2005 all liabilities related to the restructuring had been paid out.  The table below summarizes the restructuring activities during the six months ended June 30, 2005.  Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2004	Charges	Cash Payments	Non-cash Write-downs	Balance, June 30, 2005
Employee separation costs	$—	$246	$(246)	$—	$—
Facility consolidation costs	—	380	(98)	(282)	—
Total	$—	$626	$(344)	$(282)	$—

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

Interest income.  Interest income increased to $261,000 for the three months ended June 30, 2005 from $172,000 for the three months ended June 30, 2004 and increased to $507,000 for the six months ended June 30, 2005 from $290,000 for the six months ended June 30, 2004.  This increase was due to an increase in interest rates on investments held during the three and six months ended June 30, 2005 as compared to the same periods from the prior year partially offset by lower average cash, cash equivalents and marketable securities balances held during the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, our initial public offering of common stock in February 2001, cash received from LabCorp in connection with our strategic alliance and a public offering of 6.9 million shares of common stock in February 2004.  As of June 30, 2005, we had approximately $40.5 million in cash, cash equivalents and marketable securities, of which approximately $1.0 million has been pledged as collateral for an outstanding letter of credit.

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

Net cash used in operating activities was $9.6 million for the six months ended June 30, 2005 as compared to $11.0 million for the six months ended June 30, 2004.  The principal use of cash in operating activities in the six months ended June 30, 2005 and 2004 was to fund our net loss.  Cash flows from operations can vary significantly due to various factors including changes in prepaid expenses, accounts payable and accrued expenses.

Net cash provided by investing activities was $14.1 million for the six months ended June 30, 2005, as compared to net cash used in investing activities of $33.1 million in the six months ended June 30, 2004.  Included in the net cash used in investing activities for the six months ended June 30, 2004 were net purchases of $32.8 million in marketable securities, which were made with the a portion of the proceeds from the sale of 6.9 million shares of our common stock in February 2004.  Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $270,000 and $311,000 in the six months ended June 30, 2005 and 2004, respectively.

                Purchases of property and equipment of $216,000 during the six months ended June 30, 2005 were materially consistent with purchases of property and equipment of $245,000 during the six months ended June 30, 2004.  We expect that purchases of property and equipment during 2005 will be substantially consistent with amounts spent in 2004.  We continued to invest in our patent portfolio for the six months ended June 30, 2005 and 2004 and we expect that investments made in our patent portfolio in 2005 will be substantially consistent with amounts invested in 2004.  Patent costs, which have historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are issued in the United States over an estimated useful life of five years.  Capitalized patent costs are expensed upon disallowance of the patent, or upon a decision by us to no longer pursue the patent, or when the related intellectual property is deemed to be no longer of value to us.

                Net cash provided by financing activities was $73,000 for the six months ended June 30, 2005 and represented proceeds from the issuance of common stock under our employee stock option and purchase plans.  Net cash provided by financing activities for the six months ended June 30, 2004 was $43.8 million and was primarily due to the offering of 6.9 million shares of our common stock in February 2004, which generated net proceeds to us of approximately $43.3 million, as well as $365,000 in repayment of notes receivable and $162,000 in proceeds from issuances of common stock under our stock option and employee stock purchase plans.

                We expect that cash, cash equivalents and short-term investments currently on hand at June 30, 2005 will be sufficient to fund our operations for at least the next two years, based upon our current operating outlook.  Product royalty fee payments and milestone payments from LabCorp may supplement our liquidity position.  However, given that stool-based DNA testing is not yet included within colorectal cancer screening guidelines, the Centers for Medicare and Medicaid Services (CMS) have not approved stool-based DNA testing for colorectal cancer for payment, CMS has not yet accepted our request for a National Coverage Determination (NCD) (and has sought additional information in connection with the NCD submission which has delayed our application’s acceptance) and that only a limited number of payors have issued formal policy approving payment for stool-based DNA testing, we cannot forecast how rapidly sales of PreGen-Plus and, consequently, royalty payments from LabCorp, will increase, if at all.  Further, milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position.  However, the timing and receipt of milestone and performance-based payments is similarly unpredictable at this time.  Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of stool-based DNA testing for colorectal cancer into certain clinical guideline acceptance and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties, and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s success with respect to its sales of PreGen-Plus and are not expected for the next several years, if at all.  As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs.  If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, we will be required to raise additional capital or reduce the scale of our operations, or both.

                Our shelf registration statement on Form S-3 filed with the SEC was declared effective on September 26, 2003 and permits us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants to purchase each of the foregoing, up to an aggregate of $100 million.  On February 10, 2004, we completed an offering of 6.9 million shares of common stock under this shelf registration statement which generated net proceeds of $43.3 million.  While we may, from time to time, seek to access the capital markets, there can be no assurance that we will be successful in any future capital raising efforts, or that we would be able to raise additional funds at an acceptable price level.

                The table below reflects our estimated fixed obligations and commitments as of June 30, 2005:

		Payments Due by Period
	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in Thousands)

Operating lease obligations	$5,019	$972	$1,929	$2,032	$86
Purchase obligations	718	718	—	—	—
Obligations under license and collaborative agreements	5,579	1,281	530	530	3,238
Total	$11,316	$2,971	$2,459	$2,562	$3,324

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

Our future capital requirements include, but are not limited to, sales and marketing efforts associated with the commercialization of PreGen-Plus, continued funding of our research and development efforts, purchases of laboratory equipment and continued investment in our intellectual property estate.  Our future capital requirements will depend on many factors, including the following:

•                  the inclusion of stool-based DNA screening in colorectal cancer screening guidelines, and acceptance of the testing service by physicians as standard of care;

•                  the scope and breadth of the business strategy we decide to pursue;

•                  formal acceptance of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  our ability to achieve milestones under our strategic agreement with LabCorp;

•                  a determination that additional studies surrounding our technologies are needed;

•                  a sustained level of interest and commitment by LabCorp in the commercialization of PreGen-Plus;

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

We have incurred losses since we were formed and have had only modest product and royalty fee revenues since product introduction in August 2003.  From our date of inception on February 10, 1995 through June 30, 2005, we have accumulated a total deficit of approximately $131.9 million.  We expect that our losses will continue for the next several years as a result of continuing research and development expenses, as well as increased sales and marketing expenses.  If our revenue does not grow significantly to offset these expenses, we will not be profitable.  We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.

Our future revenues will depend, in large part, upon whether PreGen-Plus is broadly ordered by medical practitioners, is included within colorectal cancer screening guidelines, is approved for payment by Medicare, is requested by patients, and is reimbursed by other third-party payors.  We believe that the market demand for PreGen-Plus is dependent upon a number of factors, including the following:

•                  inclusion of stool-based DNA screening in colorectal cancer screening guidelines;

•                  acceptance of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  effective sales and sales management personnel and processes to educate physicians and their office staffs to facilitate patient compliance;

•                  patient acceptance of PreGen-Plus, including its novel sample collection process;

•                  stool-based DNA screening becoming a standard of care among prescribing physicians;

•                  the impact that the publication of our multi-center and other study results and accompanying editorials in a peer-reviewed journal have on market acceptance of PreGen-Plus and

•                  the quality and service of the LabCorp testing process.

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

Pursuant to our exclusive license agreement with LabCorp, our current operating revenue is dependent upon LabCorp’s commercial sales of PreGen-Plus.  We cannot assure you that we or LabCorp will be successful in achieving sufficient sales of PreGen-Plus for us to become profitable.  Initiatives in support of the commercialization of PreGen-Plus include the following:

•                  physician and consumer education and demand;

•                  implementation of marketing and sales initiatives and programs;

•                  patient adherence and compliance programs;

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

Further, laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample and sample processing deficiencies, and efforts to obtain third-party reimbursement all influence the rate of market adoption of PreGen-Plus.  If LabCorp encounters difficulty performing PreGen-Plus tests on an accurate and timely basis or has difficulty obtaining reimbursement, our revenue could be materially and adversely affected.  Future demand for the PreGen-Plus test may require LabCorp to further optimize operational and quality assurance processes to support commercial testing.  No assurance can be given that such improvements will be successfully implemented by LabCorp, and failure to do so could adversely affect our ability to generate revenues.

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

We cannot control whether LabCorp will devote sufficient resources to PreGen-Plus under our strategic agreement or whether it will elect to pursue the development or commercialization of competing products or services.  Disagreements with LabCorp could delay or terminate the continued commercialization of PreGen-Plus by LabCorp or result in litigation or arbitration, any of which would have a material adverse effect on our business, financial condition and results of operations.  Moreover, if we are unsuccessful in managing our strategic relationship with LabCorp, we would be required to enter into other strategic relationships for the commercialization of PreGen-Plus or attempt to commercialize the testing service ourselves.  We cannot assure you that we would be able to license our technology to another commercial laboratory or otherwise successfully commercialize the testing service, and our failure to do either of the foregoing would materially and adversely affect our ability to generate revenues.

Our business would suffer if we are unable to license certain technologies or obtain raw materials and components or if certain of our licenses were terminated.

LabCorp’s current configuration of PreGen-Plus requires access to certain technologies and supplies of raw materials, including elements relating to the Effipure microtiter plates, for which licensing and supply agreements are required.  There can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, if at all.  In addition we are currently in the process of transitioning management of the supply chain to LabCorp and there can be no assurance that LabCorp will be able to negotiate commercially acceptable agreements with the third-party vendors in this supply chain, nor that LabCorp will be able to enter into such agreements at all.  Failure to transition this supply chain successfully could have a material adverse affect on the supply of raw materials necessary for LabCorp to perform the PreGen-Plus testing service which could interrupt the sale and delivery of the testing service and materially affect our revenues.  In the event LabCorp is able to enter into these third-party agreements, any such licenses or supply agreements may require us or LabCorp to pay royalties or other fees to third parties, which would have an adverse effect on our revenues or gross margin.  Furthermore, there can be no assurance that any current contractual arrangements between us and third parties, us and LabCorp, LabCorp and vendors in the Effipure supply chain, or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we or LabCorp will be able to enter into any future relationships necessary to the continued commercial sale of PreGen-Plus or necessary to our realization of material revenues.  Any failure to obtain necessary technologies or raw materials for Effipure or the PreGen-Plus testing service overall would require PreGen-Plus to be re-configured which could interrupt the testing service entirely, negatively impact its commercial sale and increase the costs associated with PreGen-Plus, any one of which could have a material adverse effect on our revenues and gross margin, respectively.

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

In 2003, we completed our multi-center study of our prototype technology that included approximately 5,500 asymptomatic, average-risk patients aged 50 and older from over 80 academic and community-based medical practices.  The goal of this study was to provide additional data supporting the superiority of tests utilizing our prototype technology versus the most widely used brand of FOBT, Hemoccult II®, in detecting colorectal cancer in this average-risk population.  Although this study achieved its primary endpoint of showing that the prototype version of our technology was more sensitive than Hemoccult II, the point sensitivity from our multi-center study was lower than that seen in our previous research and clinical studies.  Accordingly, we and LabCorp may experience reluctance or refusal on the part of third-party payors to pay for tests using our technologies which could slow the demand for LabCorp’s commercial PreGen-Plus testing service and adversely and materially impact revenues and profitability.

In October 2001, Mayo Clinic initiated a study of the prototype bead-based version of our technology that was intended to include approximately 4,000 patients at average risk for developing colorectal cancer.  This three-year study was designed to compare the results of our prototype technology with those of the Hemoccult II, a common first-line colorectal cancer screening option.  The Mayo study was principally powered for the detection of screen relevant neoplasia (a category that includes high grade dysplasia, invasive cancer, and adenomas > 1cm) rather than invasive cancers as a stand alone category.  After this study commenced, Hemoccult Sensa®, another brand of FOBT, was added to the study.  Subsequently, we and the Mayo Clinic sought to include  the Effipure technology in the study to improve DNA yield, rather than relying solely on the prototype technology alone.  In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while our prototype technology was nearly twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia, Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, our prototype technology in the detection of cancer among the thirteen cancer samples collected in the study.  While we believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology than that demonstrated in our prior published studies, this preliminary data is susceptible to varying interpretations that could negatively impact the market acceptance of our technologies.  Moreover, although we believe that the preliminary data from the Mayo Clinic study is clinically inconclusive given the small sample size of significant colorectal lesions and the DNA degradation that resulted from the sample collection methods used in the study, thought-leading gastroenterologists and primary care physicians may be reluctant to order tests using our technologies based on this preliminary data, which would materially harm our business and materially adversely affect our revenues.  There is additional risk that thought-leading gastroenterologists, guidelines organizations, primary care physicians and others may, despite the small sample size referenced above, assign disproportionate significance to this preliminary data, especially if published by the NCI and/or Mayo Clinic, which may significantly adversely affect commercialization.

If the results of our clinical studies, including the results of a Mayo Clinic study (especially in contrast to the results of the 2003 multi-center study referenced above), do not convince thought-leading gastroenterologists, guidelines organizations, primary care physicians, third party payors and patients that tests using our technologies are superior to existing screening methods, including Hemoccult II and Hemoccult Sensa, or show that our tests are superior but not by a large enough margin to affect prevailing clinical practice, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests using our technologies, which could slow the demand for, and successful commercialization of, PreGen-Plus.

If Medicare and other third-party payors, including managed care organizations, do not provide adequate reimbursement for PreGen-Plus, the commercial success of PreGen-Plus could be compromised.

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare, and covered by managed care organizations.  There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology.  Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; medically necessary; appropriate for the specific patient or cost-effective.  Furthermore, the Centers for Medicare and Medicaid Services (CMS) have not yet approved stool-based DNA testing for colorectal cancer for payment, CMS has not yet accepted our request for a National Coverage Determination (NCD), CMS has sought additional information in connection with our NCD submission which has delayed our application’s acceptance, and only a limited number of payors have issued formal policy approving payment for stool-based DNA testing.  While we and LabCorp have had some success in obtaining reimbursement from third-party payors for tests performed to date, neither we nor LabCorp has secured any broad-based policy-level reimbursement approval from Medicare or a sufficient amount of third-party payors to ensure the long-term commercial success of PreGen-Plus.

If PreGen-Plus cannot be effectively sold at a price acceptable to the market, we may not be able to successfully commercialize PreGen-Plus.

The success of PreGen-Plus depends, in material part, on the ability of LabCorp to price the test at a level acceptable to consumers, physicians, and third-party payors.  Currently, screening for colorectal cancer using our technology is more expensive than FOBT because it is labor-intensive and uses highly complex processes and expensive reagents.  In order to make PreGen-Plus less costly and more commercially attractive to consumers, physicians and third party payors, LabCorp will need to reduce the costs of tests using our technologies through significant automation of key operational processes or other cost savings procedures.  There can be no assurance that such parties, including Medicare, will pay for PreGen-Plus at levels that will enable us to earn a profit, if at all.  If LabCorp fails to create and improve technologies that sufficiently reduce costs, LabCorp’s sales of PreGen-Plus and, as a result, our revenues may be limited.  Moreover, if LabCorp is unable to sell a sufficient number of tests at favorable pricing levels, we will not be successful and we may not be able to remain viable as a company.

If the Effipure technology and our or LabCorp’s other technological advancements do not increase the performance of PreGen-Plus in a cost effective manner, the demand for PreGen-Plus may be negatively impacted.

We continue to work to improve the performance characteristics of PreGen-Plus through research on technical innovations such as Effipure technology.  However, there can be no assurance that future generations of PreGen-Plus, or the commercial version of the PreGen-Plus test currently offered by LabCorp, which incorporates Effipure and other technology improvements, will have sufficient sensitivity or performance to be commercially successful.  We have conducted studies of the PreGen-Plus test, which included Effipure technology.  These studies, which have consisted of cohorts from previously conducted clinical studies, including the multi-center study, have shown that the PreGen-Plus test that includes Effipure detected cancer in additional samples that the original bead-based version of our technology did not.  However, the number of samples in each of these studies has been small and the ranges of sensitivity improvement with Effipure have been broad, thus making it difficult to definitively quantify the increased sensitivity with Effipure, as compared to the prototype test.  If future generations of the PreGen-Plus test, or the commercial version of the PreGen-Plus test with Effipure, do not demonstrate a sufficiently significant increase in the sensitivity or performance over that of the prototype technology in a cost effective manner, we may never achieve the expected demand for tests using our technologies or such demand could be significantly reduced, either of which would have a material adverse effect on our revenues.

If an insufficient number of medical practitioners order and reorder tests using our technologies, our revenue and profitability may be limited.

If we, or LabCorp, fail to convince a sufficient number of medical practitioners to order and reorder tests using our technologies, or if we or LabCorp are unable to generate adequate product loyalty among physicians, we will not be able to create sufficient demand for tests using our technologies in sufficient volume for us to become profitable.  An important element to the successful commercialization of PreGen-Plus is the inclusion of stool-based DNA testing in colorectal cancer screening guidelines.  We and LabCorp will need to make gastroenterologists and primary care physicians aware of the benefits of stool-based DNA testing through published papers, presentations at scientific conferences, favorable results from clinical studies and obtaining reimbursement from insurers.  Our failure to be successful in these efforts or to be included within colorectal cancer screening guidelines would make it difficult for us, or LabCorp, to convince medical practitioners to order and reorder colorectal cancer screening tests using our technologies for their patients which could materially adversely affect our revenues.

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

If we or LabCorp fail to comply with U.S. Food and Drug Administration (“FDA”) requirements, we or LabCorp may be limited or prohibited in our ability to commercialize stool-based DNA testing for colorectal cancer and may be subject to stringent penalties.

The FDA regulates laboratory tests that are developed and used by a laboratory to conduct in-house testing.  However, the FDA has historically exercised enforcement discretion in this area when such testing services are developed and offered by high-complexity, CLIA-approved laboratories.  In addition, the FDA exempts from pre-market review certain specific “analyte specific reagents” and certain general purpose laboratory equipment, some of which are used in connection with LabCorp’s PreGen-Plus testing service.  For instance, we are a registered specification developer with the FDA for the Effipure microtiter plates that are used in connection with LabCorp’s PreGen-Plus testing service.  The microtiter plates are comprised of certain membranes with embedded strands of DNA that are manufactured by third-parties and then bonded by a third party to these microtiter plates.  The microtiter plates are used by LabCorp in connection with the PreGen-Plus testing service for the recovery of DNA from biological samples.  We believe that the Effipure microtiter plates are general purpose laboratory equipment that are exempt from pre-market review under current FDA regulation.  We further believe that the strands of DNA and membranes manufactured by third-parties are also exempt from such pre-market review under current regulations.  However, if the FDA determines that Effipure, in whole or in part, or that the commercial testing service as currently provided by LabCorp requires pre-market approval, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. Finally, any analyte specific reagent or general purpose laboratory equipment that we provide in connection with LabCorp’s PreGen-Plus testing service will be subject to a number of FDA requirements, including compliance with restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures.  Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers.  Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.

We may be subject to substantial costs and liability or be prevented from licensing our technologies for cancer detection as a result of litigation or other proceedings relating to patent rights.

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us.  We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of colorectal cancer and is designed to maximize our patent protection against third parties in the U.S. and, potentially, in certain foreign countries.  We have filed patent applications that we believe cover methods we have designed to help detect colorectal cancer and other cancers.  In order to protect or enforce our patent rights, we may have to initiate actions against third parties.  Any actions regarding patents could be costly and time-consuming, and divert our management and key personnel from our business.  Additionally, such actions could result in challenges to the validity or applicability of our patents.  Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications covering technology used by us or our partners.  Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies.  Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel.  In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies, if any, awarded against us would not be substantial.  Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all.  These claims may also result in injunctions against the further development and commercial sale of PreGen-Plus, which would have a material adverse effect on our business, financial condition and results of operations.

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

As of June 30, 2005, we have 35 issued patents, 2 allowed patent applications and 25 pending patent applications in the United States and we also have 54 issued foreign patents and 59 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued.  Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.  A third party has opposed one of our issued European patents relating to the enumerative analysis of nucleic acids in biological samples.  A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method.  We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications.  Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents.  In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty.  This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

We rely on contract manufacturers and suppliers for certain components for our technologies.  We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for certain elements used in LabCorp’s PreGen-Plus testing service, including Effipure.  Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into, maintain, or effectively transition these agreements and relationships with such suppliers on a timely basis on acceptable terms, if at all.  Furthermore, prior to August 2003, stool-based DNA testing had never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all.  If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for LabCorp’s PreGen-Plus testing service, LabCorp may need to reconfigure its PreGen-Plus testing service which would result in delays in commercialization or an interruption in sales and would materially adversely impact our revenues.

If the Effipure technology is replaced in commercial use by new or improved technologies, our existing Effipure inventories could become obsolete, which could require the write-off of existing inventory that would negatively impact our gross margins and profitability.

                We purchase certain Effipure components from contract manufacturers pursuant to minimum purchase commitments.  We carry Effipure components purchased pursuant to these minimum purchase commitments in our inventory until they are shipped to LabCorp for use in processing PreGen-Plus tests.  During calendar 2004 and the six months ended June 30, 2005, we purchased approximately $1.3 million in Effipure components under these purchase commitments.  As of June 30, 2005, our future minimum purchase commitment in connection with Effipure contract manufacturers was approximately $319,000.  As we fulfill these minimum purchase commitments, if test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded),  or if Effipure is replaced in commercial use by LabCorp, we may need to make additional provisions for excess or obsolete inventory, which would have a negative impact on our gross margins and profitability.

We have historically been responsible for the procurement and supply chain management of Effipure components until they are delivered to LabCorp, who uses Effipure in processing PreGen-Plus tests.  We are currently in discussions with LabCorp to transition the procurement and supply chain management of Effipure to LabCorp.  As of this date, we can not estimate the costs associated with this potential transfer, but such costs may include write downs of current inventory, costs to transfer on-hand inventory to LabCorp and costs associated with the transfer or cancellation of certain contracts in the current supply chain.  As of June 30, 2005, the carrying value of our Effipure inventory was $733,000 and was recorded under the caption “Prepaid expenses and other current assets” in our consolidated balance sheets.

If we or our partners fail to comply with regulatory requirements, we may be subject to stringent penalties and our business may be materially adversely affected.

The marketing and sale of PreGen-Plus is subject to various state, federal and foreign regulations.  We cannot assure you that we or our strategic partners will be able to comply with applicable regulations and regulatory guidelines.  If we or our partners fail to comply with any such applicable regulations and guidelines, we could incur significant liability or be forced to cease offering PreGen-Plus in certain jurisdictions.  Also, conforming the marketing and sale of our products to any applicable regulations and guidelines could substantially increase our operating expenses.  In addition, LabCorp and any other laboratory that uses PreGen-Plus is subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA.  CLIA is a federal law which regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease.  CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections.  If LabCorp were to lose its CLIA certification, it may no longer be able to offer PreGen-Plus, which would have a material adverse effect on our business.

Moreover, Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments.  Development of the existing commercialization strategy for PreGen-Plus has been based on existing healthcare policies.  Changes in healthcare policy could substantially interrupt the sales of PreGen-Plus, increase costs, and divert management’s attention.  We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

Our inability to apply our proprietary technologies successfully to detect other common cancers may limit our future revenue growth and profitability.

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

The sale and use of products or services based on our technologies, or activities related to our research and clinical studies, could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect which resulted in the failure to detect the disease for which it was designed.  A product liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition.  We cannot assure you that our product liability insurance would protect our assets from the financial impact of defending a product liability claim.  Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future.

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Controller and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b promulgated under the Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Controller and Principal Accounting Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5.  Other Information

On July 21, 2005, the Compensation Committee of the Board of Directors approved an amendment to our 2004 Executive Incentive Plan (the “Incentive Plan”) to provide that certain stock awards previously authorized for issuance under the Incentive Plan be paid in cash in lieu of our common stock.  The Incentive Plan establishes cash and stock bonus awards that may be earned by senior management approved for participation in the Incentive Plan, including each of our executive officers, based on their individual performance and on our achievement of certain corporate goals during fiscal 2004.  As amended, the Incentive Plan provides that the value of the total stock bonus awards earned under the Incentive Plan that are based upon fiscal 2004 corporate performance will be awarded 50% in cash, in the aggregate amount of $208,000, on the date of the amendment and, provided that we meet certain accession rate targets for the 2005 fiscal year, 50% in shares of the Company’s common stock.

Item 6.  Exhibits

Exhibit Number	Description
10.1	Executive Incentive Plan.
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.3	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: August 2, 2005	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 2, 2005	By:	/s/ Harry W. Wilcox
Harry W. Wilcox
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 2, 2005	By:	/s/ Charles R. Carelli, Jr.
Charles R. Carelli, Jr.
Controller and Principal Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Incentive Plan.
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.3	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.