Form 10-Q
period 2005-09-30
EXACT SCIENCES CORP
filed 2005-10-28
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                                                                Yes  ☒   No  ☐

Indicate by check mark whether or the registrant is a shell company (as defined in the Exchange Act Rule 12b-2).

                                                                Yes ☐    No  ☒

As of October 27, 2005, the Registrant had 26,323,978 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	December 31,	September 30,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$13,092	$17,124
Marketable securities	37,188	20,101
Prepaid expenses and other current assets	1,835	1,216
Total current assets	52,115	38,441
Property and Equipment, at cost:
Laboratory equipment	4,242	4,123
Office and computer equipment	1,383	1,401
Leasehold improvements	1,482	1,254
Furniture and fixtures	299	299
	7,406	7,077
Less—Accumulated depreciation and amortization	(5,452)	(5,787)
	1,954	1,290
Patent costs and cther assets, net of accumulated amortization of approximately $1,718 and $2,085 at December 31, 2004 and September 30, 2005, respectively	2,042	1,614
	$56,111	$41,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$365	$273
Accrued expenses	2,034	1,447
Deferred license fees, current portion	4,459	4,363
Total current liabilities	6,858	6,083

Deferred License Fees, less current portion	11,270	7,998

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—26,285,067 and 26,398,466 shares at December 31, 2004 and September 30, 2005, respectively	263	264
Additional paid-in capital	161,356	162,310
Treasury stock, 85,550 shares at December 31, 2004 and September 30, 2005	(97)	(97)
Notes receivable	(5)	(5)
Deferred compensation	(89)	(2)
Other comprehensive loss	(115)	(51)
Accumulated deficit	(123,330)	(135,155)
Total stockholders’ equity	37,983	27,264
	$56,111	$41,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Product royalty fees	$41	$51	$98	$165
License fees	1,128	1,111	3,385	2,737
Product	92	33	177	163
	1,261	1,195	3,660	3,065
Cost of revenue:
Product royalty fees	2	2	6	9
Product	221	330	309	503
	223	332	315	512

Gross profit	1,038	863	3,345	2,553

Operating Expenses:
Research and development	2,518	1,937	8,292	6,093
Sales and marketing	1,540	1,191	4,260	4,409
General and administrative	1,406	1,395	4,833	3,773
Restructuring	—	—	—	626
Stock-based compensation (1)	154	(81)	400	274
	5,618	4,442	17,785	15,175

Loss from operations	(4,580)	(3,579)	(14,440)	(12,622)

Interest income	177	290	467	797

Net loss	$(4,403)	$(3,289)	$(13,973)	$(11,825)

Net loss per share—basic and diluted	$(0.17)	$(0.13)	$(0.56)	$(0.45)

Weighted average common shares outstanding—basic and diluted	26,138	26,291	25,056	26,248
(1) The following summarizes the departmental allocation of stock-based compensation:

Research and development	$88	$(30)	$194	$50
Sales and marketing	—	(10)	—	48
General and administrative	66	(41)	206	176
Total	$154	$(81)	$400	$274

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2004	2005

Cash flows from operating activities:
Net loss	$(13,973)	$(11,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	911	598
Amortization	390	541
Restructuring	—	282
Stock-based compensation	400	274
Amortization of deferred license fees	(3,385)	(3,368)
Non-cash revenue reduction recorded in connection with warrant extension	—	630
Changes in assets and liabilities:
Prepaid expenses and other current assets	(408)	619
Accounts payable	(480)	(92)
Accrued expenses	471	(587)
Net cash used in operating activities	(16,074)	(12,928)

Cash flows from investing activities:
Purchases of marketable securities	(55,738)	(15,006)
Maturities of marketable securities	30,622	32,157
Purchases of property and equipment	(267)	(216)
Increase in patent costs and other assets	(127)	(113)
Net cash (used in) provided by investing activities	(25,510)	16,822

Cash flows from financing activities:
Net proceeds from sale of common stock	43,305	—
Proceeds from exercise of common stock options and stock purchase plan	264	138
Repayment of notes receivable	368	—
Net cash provided by financing activities	43,937	138

Net increase in cash and cash equivalents	2,353	4,032
Cash and cash equivalents, beginning of period	14,200	13,092
Cash and cash equivalents, end of period	$16,553	$17,124

Supplemental disclosure of non-cash investing and financing activities:
Repurchase of restricted stock through forgiveness of notes receivable	$85	$—
Forgiveness of notes receivable and accumulated interest	$228	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION

        EXACT Sciences Corporation (the “Company”) was incorporated in February 1995.  The Company is an applied genomics company that develops proprietary DNA-based technologies for use in the detection of cancer.  The Company has selected colorectal cancer as the first application of its technologies.  The Company has licensed certain of its technologies, on an exclusive basis through August 2008, to Laboratory Corporation of America® Holdings (“LabCorp®”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.”  PreGen-Plus is a non-invasive stool-based DNA testing service for the detection of colorectal cancer in the average-risk population.  The Company has devoted the majority of its efforts to date on research and development and commercialization support of PreGen-Plus.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  At December 31, 2004 and September 30, 2005, approximately $1.0 million of the Company’s cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for the Company’s corporate headquarters.  Cash equivalents primarily consist of money market funds at December 31, 2004 and September 30, 2005.

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

        All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale.  The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  There were no realized gains or losses on the sale of available-for sale securities during the three and nine months ended September 30, 2004 and 2005.

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

        The following potentially issuable common shares were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2004 and 2005 because they had an antidilutive effect due to net losses for such periods:

	September 30,
	2004	2005
	(In thousands)
Shares issuable upon exercise of stock options	4,167	4,898
Shares issuable upon vesting of restricted common stock	45	—
Shares issuable upon exercise of outstanding warrants	1,000	1,000
	5,212	5,898

Accounting for Stock-Based Compensation

        The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”).  SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes the fair-value-based method of accounting for stock-based compensation plans.  The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information.  Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123.  The Company recorded stock-based compensation expense of $58,000 and $74,000 during the three months ended September 30, 2004 and 2005, respectively, in connection with common stock awards and stock options granted to non-employees. During the nine months ended September 30, 2004 and 2005, the Company recorded stock-based compensation expense of $139,000 and $147,000, respectively, in connection with common stock awards and stock options granted to non-employees.

        The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company for the three and nine months ended September 30, 2004 and 2005 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

        The effect of applying SFAS No. 123 would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands, except per share data)
Net loss as reported	$(4,403)	$(3,289)	$(13,973)	$(11,825)
Add: Stock-based compensation included in reported net loss	154	(81)	400	274
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,850)	(1,652)	(5,488)	(5,980)
Pro forma net loss - SFAS 123	$(6,099)	$(5,022)	$(19,061)	$(17,531)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.13)	$(0.56)	$(0.45)
Pro forma net loss - SFAS 123	$(0.23)	$(0.19)	$(0.76)	$(0.67)

        The assumptions used for the three and nine months ended September 30, 2004 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Risk-free interest rates	2.53 - 2.66%	4.06%	1.69 - 2.66%	3.94 - 4.06%
Expected lives	7 years	7 years	7 years	7 years
Expected volatility	100%	100%	100%	100%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$3.61	$1.97	$5.57	$3.21

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

The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis.  It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but could be granted prior to the January 1, 2006 adoption date.  The expense associated with these future awards can only be determined based on factors such as the price of the Company’s common stock, volatility of the Company’s stock price and risk free interest rates as measured at the grant date.  However, the pro forma disclosures related to SFAS No. 123 included in the Company’s historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

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

        Product revenue from the sale of Effipure™ components to LabCorp is recognized upon shipment of the components provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

        Revenue from milestone and other performance-based payments will be recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss).  Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three and nine months ended September 30, 2004 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(In thousands)
Net loss	$(4,403)	$(3,289)	$(13,973)	$(11,825)
Unrealized gain (loss) on marketable securities	66	18	(118)	64
Comprehensive loss	$(4,337)	$(3,271)	$(14,091)	$(11,761)

(3) RESTRUCTURING

       In February 2005, the Company took steps to focus its research and development efforts primarily on improving the sensitivity and other performance aspects of PreGen-Plus and reduced its cost structure accordingly.  The Company discontinued certain research efforts, reduced its workforce by ten employees, principally in the research and development functions, and amended the lease for its corporate headquarters in Marlborough, MA to reduce the total space leased at the facility from approximately 56,000 square feet to approximately 37,000 square feet.

        Pursuant to the restructuring plan, the Company accrued charges of $626,000 in the quarter ended March 31, 2005.  As of June 30, 2005 all liabilities related to the restructuring had been paid.  The table below summarizes the restructuring activities during the nine months ended September 30, 2005.  Amounts included in the table are in thousands.

	Balance,				Balance,
	December 31,		Cash	Non-cash	September 30,
Type of Liability	2004	Charges	Payments	Write-downs	2005
Employee separation costs	$—	$246	$(246)	$—	$—
Facility consolidation costs	—	380	(98)	(282)	—
Total	$—	$626	$(344)	$(282)	$—

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

(5) EFFIPURE INVENTORY CONTINGENCY

The Company has historically been responsible for the procurement and supply chain management of Effipure components until they are delivered to LabCorp for use in processing PreGen-Plus tests.  The Company is currently in discussions with LabCorp to transition the procurement and supply chain management of Effipure to LabCorp.  Given the preliminary nature of these discussions, the Company can not currently estimate the costs associated with this potential transfer, but such costs may include write downs of current inventory and fixed assets, costs to transfer on-hand inventory to LabCorp and costs associated with the transfer or cancellation of certain contracts in the current supply chain.  During the three and nine months ended September 30, 2005 the Company wrote-off $293,000 and  $389,000, respectively,  in excess or obsolete Effipure inventory versus write-offs of $143,000 and $143,000, respectively,  in the three and nine months ended September 30, 2004 for excess and obsolete Effipure inventory.  As of September 30, 2005, the carrying value of the Company’s Effipure inventory was $464,000 and was recorded under the caption “Prepaid expenses and other current assets” in the Company’s consolidated balance sheets.  In addition, as of September 30, 2005, the Company had purchase commitments of $466,000 remaining to certain of our existing Effipure contract manufacturers which are expected to be fulfilled by December 31, 2005.

(6) RECLASSIFICATIONS

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004, which has been filed with the Securities and Exchange Commission (the “SEC”). This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections, including without limitation statements regarding the building of material market demand, the sufficiency of capital resources, expected royalty fees and revenues, expected revenues and sales and marketing expenses, the focus of research and development efforts and development of new technologies, expectations regarding third-party reimbursement of PreGen-Plus and its inclusion in colorectal cancer screening guidelines.   Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in this Item 2. We urge you to consider the risks and uncertainties discussed at the end of this section under “Factors That May Impact Future Results of Operations” in evaluating our forward-looking statements.  We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

        We are an applied genomics company that develops proprietary DNA-based technologies for use in the detection of cancer.  We have selected colorectal cancer as the first application of our technologies.  We have licensed certain of our technologies, on an exclusive basis through August 2008, to Laboratory Corporation of America® Holdings (“LabCorp®”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.”  PreGen-Plus is a non-invasive stool-based DNA testing service for the detection of colorectal cancer in the average-risk population.  Since our inception in February 1995, our principal activities have included:

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

        We have generated limited operating revenues since our inception and, as of September 30, 2005, we had an accumulated deficit of approximately $135.2 million.  Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of personnel, the initiation of marketing programs and the build-out of our sales infrastructure to support the commercialization and marketing of PreGen-Plus.  We expect that our losses will continue for the next several years as a result of continuing research, development, sales and marketing expenses.

        To build material demand for PreGen-Plus, we believe that substantial funds will likely need to be invested in sales and marketing efforts over the next several years, among other things, to achieve broad patient awareness and acceptance of PreGen-Plus, including its novel sample collection process, to make stool-based DNA screening a standard of care among prescribing physicians and to educate physicians and their office staffs to facilitate patient compliance.  Whether we are able to succeed in building this demand will be in large part dependent, we believe, upon whether we or LabCorp invest these sums.  Currently, we do not have, and we cannot assure you that LabCorp will devote, the funds that we believe are likely necessary to build material demand for PreGen-Plus.  Moreover, even if sufficient amounts are invested in sales and marketing efforts, our success will also depend upon a number of factors that are largely out of our control, including the following:

•                  inclusion of stool-based DNA screening in colorectal cancer screening guidelines of major guidelines organizations (including the American Cancer Society, American College of Gastroenterology, and American Gastroenterological Association);

•                  acceptance, endorsement and formal policy approval of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  the regulatory environment in which we and LabCorp operate;

•                  effective third-party sales and sales management personnel and processes to educate physicians and their office staffs to facilitate patient compliance;

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

        Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies.  We intend to continue to focus our research and development efforts in 2005 primarily on improving the sensitivity and other performance aspects of our technologies and, accordingly, we expect research and development expenses to decrease in 2005 from 2004 levels.

        Sales and marketing expenses include salaries, benefits and travel costs for sales and marketing personnel as well as professional fees for promotional and marketing activities.  We intend to continue to implement marketing initiatives in certain regions of the United States.  We also intend to continue to leverage the direct sales efforts and marketing initiatives of LabCorp and, accordingly, expect sales and marketing expenses in 2005 to be materially consistent with our 2004 sales and marketing expense levels.

        General and administrative expenses consist primarily of salaries and benefits, office expenses and professional fees.  We expect general and administrative expenses to decrease in 2005 from 2004 as a result of lower headcount and anticipated lower professional fees in 2005 as compared to 2004.

        Stock-based compensation expense, a non-cash expense, primarily represents charges resulting from common stock awards and stock options granted to non-employees, which are recorded at fair value based on the fair value measurement criteria of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation as well as common stock grants made to members of our Board of Directors as compensation for their services as Board members in lieu of cash payments.  Stock-based compensation expense also includes the difference between the exercise price and deemed fair value of common stock on the date of grant for certain options granted prior to our initial public offering. The stock-based compensation expense related to options granted prior to our initial public offering is being amortized on an accelerated method over the vesting period of the applicable options, which is generally 60 months, and will end in 2005.  The amount of stock-based compensation expense that we record each quarter in connection with common stock awards and options granted to non-employees may fluctuate with changes in our stock price.

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

        We expect the adoption of SFAS No. 123(R) to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis.  It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted, but could be granted prior to the January 1, 2006 adoption date.  The expense associated with these future awards can only be determined based on factors such as the price of our common stock, the volatility of our stock price and risk free interest rates as measured at the grant date.  However, the pro forma disclosures related to SFAS No. 123 included in our historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

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

        Product revenue from the sale of Effipure components to LabCorp is recognized upon shipment of the components provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

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

Results of Operations

Revenue.  Revenue decreased to $1.2 million for the three months ended September 30, 2005 from $1.3 million for the three months ended September 30, 2004 and decreased to $3.1 million for the nine months ended September 30, 2005 from $3.7 million for the nine months ended September 30, 2004.  Revenue is primarily composed of the amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the license period.

The decrease in revenue for the three months ended September 30, 2005 as compared to the same period for the prior year was primarily the result of lower product revenue as we shipped fewer Effipure components to LabCorp during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.  The decrease in revenue for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily the result of a one-time, non-cash reduction in revenue of $630,000 recorded in June 2005 in connection with the amendment of a warrant originally issued to LabCorp in June 2002 to purchase 1,000,000 shares of our common stock, at an exercise price of $16.09 per share (the “LabCorp Warrant”).  At the time of issuance, the LabCorp Warrant had an expiration date of June 26, 2005.  On June 24, 2005, we entered into an amendment to the LabCorp Warrant to extend the expiration date of the LabCorp Warrant to August 13, 2008, which is the expiration date of the exclusive period under our license agreement with LabCorp.  All other terms of the LabCorp Warrant were unaffected.  We assigned a value to the LabCorp Warrant extension of $630,000 using the Black-Scholes option pricing model.  In accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” we recorded the cost of the LabCorp Warrant extension as a one-time, non-cash reduction in license fee revenue of $630,000 in the quarter ended June 30, 2005.

        Cost of revenue.  Cost of revenue increased to $332,000 for the three months ended September 30, 2005 from $223,000 for the three months ended September 30, 2004 and increased to $512,000 for the nine months ended September 30, 2005 from $315,000 for the nine months ended September 30, 2004.  The increase in the cost of revenue for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 was primarily the result of higher write-offs of excess and obsolete Effipure inventory in the three and nine months ended September 30, 2005 versus the same period of 2004.  During the three and nine months ended September 30, 2005 we wrote-off $293,000 and $389,000, respectively, in excess or obsolete Effipure inventory versus write-offs of $143,000 and $143,000, respectively, in the three and nine months ended September 30, 2004 for excess and obsolete inventory.  The increase in cost of revenue resulting from Effipure write-offs was partially offset by a decrease in Effipure shipments to LabCorp in the three and nine months ended September 30, 2005 as compared to the same periods of 2004.

The cost of product revenue includes pass-through costs from contract manufacturers and others while the cost of product royalty fees represents royalties owed to third-parties for intellectual property used in connection with our stool-based DNA technologies.  We have contractual commitments to certain Effipure contract manufacturers that require us to pay minimum dollar amounts over the life of the commitments, which expire in April 2006.  As we fulfill these minimum purchase commitments, if test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), or if Effipure is replaced in commercial use by LabCorp, we may need to make additional provisions for excess or obsolete inventory.

We have historically been responsible for the procurement and supply chain management of Effipure components until they are delivered to LabCorp for use in processing PreGen-Plus tests.  We are currently in discussions with LabCorp to transition the procurement and supply chain management of Effipure to LabCorp.  Given the preliminary nature of these discussions, we can not currently estimate the costs associated with this potential transfer, but such costs may include write downs of current inventory and fixed assets, costs to transfer on-hand inventory to LabCorp and costs associated with the transfer or cancellation of certain contracts in the current supply chain.  As of September 30, 2005, the carrying value of our Effipure inventory was $464,000 and was recorded under the caption “Prepaid expenses and other current assets” in our consolidated balance sheets.  In addition, as of September 30, 2005, we had purchase commitments of $466,000 remaining to certain of our existing Effipure contract manufacturers which are expected to be fulfilled by December 31, 2005.

        Research and development expenses.  Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $1.9 million for the three months ended September 30, 2005 from $2.5 million for the three months ended September 30, 2004 and decreased to $6.1 million for the nine months ended September 30, 2005 from $8.3 million for the nine months ended September 30, 2004.  The decrease in research and development expenses for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 was primarily the result of actions taken in February 2005 to focus research and development efforts on improving the sensitivity and other performance aspects of our technologies and associated cost reductions.  As described under the heading “Restructuring” below, the Company discontinued certain research efforts and reduced its workforce by ten employees, principally in the research and development functions.  Included in the net decrease in research and development expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 were decreases of $428,000 in personnel-related expenses, $119,000 related to laboratory space, $64,000 in laboratory expenses, $13,000 in professional fees and an increase of $42,000 in clinical study expenses.  Included in the decrease in research and development expenses for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 were decreases of $1.1 million in personnel-related expenses, $428,000 in laboratory expenses, $383,000 related to laboratory space, $212,000 in clinical study expenses and $39,000 in professional fees and expenses.

        Sales and marketing expenses.  Sales and marketing expenses, excluding departmental allocations of stock-based compensation, decreased to $1.2 million for the three months ended September 30, 2005 from $1.5 million for the three months ended September 30, 2004.  The decrease in sales and marketing expenses for the three months ended September 30, 2005 as compared to the same period of 2004 was primarily due to a decrease of $678,000 in marketing and promotional expenses related to the discontinuation of certain market research and other marketing initiatives which were conducted in the quarter ended September 30, 2004.  The decrease in marketing and promotional spending was partially offset by an increase of $341,000 in sales personnel and related costs as a result of the expansion of our sales force to complement the direct sales efforts of LabCorp.

        Sales and marketing expenses, excluding departmental allocations of stock-based compensation, increased to $4.4 million for the nine months ended September 30, 2005 from $4.3 million for the nine months ended September 30, 2004.  The increase in sales and marketing expenses for the nine months ended September 30, 2005 as compared to the same period of 2004 was primarily due to an increase of $688,000 in sales personnel and related costs as a result of the expansion of our sales force to complement the direct sales efforts of LabCorp.  This increase was partially offset by a decrease of $509,000 in marketing and promotional expenses as the nine months ended September 30, 2004 included certain market research and other marketing initiatives which not were not conducted in the nine months ended September 30, 2005.

        General and administrative expenses.  General and administrative expenses, excluding departmental allocations of stock-based compensation, were $1.4 million and $1.4 million, respectively, for the three months ended September 30, 2005 and 2004.  General and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $3.8 million for the nine months ended September 30, 2005 from $4.8 million for the nine months ended September 30, 2004.  The decrease for the nine months ended September 30, 2005 as compared to the same period of 2004 was primarily due to $645,000 in severance costs recorded in the nine months ended September 30, 2004 in connection with the departure of certain executives.  There was also a decrease in professional fees of $454,000 as well as a decrease in personnel related expenses of $58,000 in the nine months ended September 30, 2005 as compared to the same period of 2004.

        Stock-based compensation.  Stock-based compensation, which is a non-cash expense, was $(81,000) for the three months ended September 30, 2005 as compared to $154,000 for the three months ended September 30, 2004.  The decrease in stock-based compensation for the three months ended September 30, 2005 as compared to the same period of the prior year was primarily the result of the reclassification of $208,000 from a stock-based compensation expense to a cash expense in the quarter ended September 30, 2005.  During the quarter ended March 31, 2005, we recorded $208,000 of stock-based compensation in connection with the award of common stock authorized but not yet issued to executives pursuant to our 2004 Executive Incentive Plan.  In July 2005, the Compensation Committee of the Board of Directors amended the stock awards previously authorized for issuance under the 2004 Executive Incentive Plan in order for such awards to be paid in cash, in the aggregate amount of $208,000, in lieu of shares of our common stock.  Accordingly, in the quarter ended September 30, 2005, we reclassified the $208,000 from a stock-based expense to a cash-based expense within the appropriate research and development, sales and marketing and general and administrative line items of our consolidated statements of operations.  The decrease for the three months ended September 30, 2005 as compared to the same period of the prior year was also due to a decrease of $83,000 in the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering.  These decreases were partially offset by an increase of $49,000 in charges resulting from common stock awards and stock options granted to non-employees, which are recorded at fair value based on the fair value measurement criteria of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation as well an increase of $40,000 recorded in connection with common stock grants made to members of our Board of Directors as compensation for their services as Board members in lieu of cash payments.

        Stock-based compensation decreased to $274,000 for the nine months ended September 30, 2005 from $400,000 for the nine months ended September 30, 2004 primarily as a result of a decrease of $250,000 in the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering.  This decrease was partially offset by an increase of $41,000 in charges resulting from common stock awards and stock options granted to non-employees, which are recorded at fair value based on the fair value measurement criteria of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation and an increase of $40,000 recorded in connection with common stock grants made to members of our Board of Directors as described above.

        Restructuring.  In February 2005, we took steps to focus our research and development efforts primarily on improving the sensitivity and other performance aspects of our technologies and reduced our cost structure accordingly.  We discontinued certain research efforts, reduced our workforce by ten employees, principally in the research and development functions, and amended the lease for our corporate headquarters in Marlborough, MA to reduce the total space leased at the facility from approximately 56,000 square feet to approximately 37,000 square feet.

        Pursuant to the restructuring plan, we accrued charges of $626,000 in the quarter ended March 31, 2005.  As of June 30, 2005 all liabilities related to the restructuring had been paid.  The table below summarizes the restructuring activities during the nine months ended September 30, 2005.  Amounts included in the table are in thousands.

	Balance,				Balance,
	December 31,		Cash	Non-cash	September 30,
Type of Liability	2004	Charges	Payments	Write-downs	2005
Employee separation costs	$—	$246	$(246)	$—	$—
Facility consolidation costs	—	380	(98)	(282)	—
Total	$—	$626	$(344)	$(282)	$—

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

Interest income.  Interest income increased to $290,000 for the three months ended September 30, 2005 from $177,000 for the three months ended September 30, 2004 and increased to $797,000 for the nine months ended September 30, 2005 from $467,000 for the nine months ended September 30, 2004.  This increase was due to an increase in interest rates on investments held during the three and nine months ended September 30, 2005 as compared to the same periods from the prior year, partially offset by lower average cash, cash equivalents and marketable securities balances held during the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, public offerings of common stock in February 2001 and February 2004 and cash received from LabCorp in connection with our strategic alliance.  As of September 30, 2005, we had approximately $37.2 million in cash, cash equivalents and marketable securities, of which approximately $1.0 million has been pledged as collateral for an outstanding letter of credit.

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

Net cash used in operating activities was $12.9 million for the nine months ended September 30, 2005 as compared to $16.1 million for the nine months ended September 30, 2004.  The principal use of cash in operating activities in the nine months ended September 30, 2005 and 2004 was to fund our net loss.  Cash flows from operations can vary significantly due to various factors, including changes in prepaid expenses, accounts payable and accrued expenses.

        Net cash provided by investing activities was $16.8 million for the nine months ended September 30, 2005, as compared to net cash used in investing activities of $25.5 million in the nine months ended September 30, 2004.  Included in the net cash used in investing activities for the nine months ended September 30, 2004 were net purchases of $32.8 million in marketable securities, which were made with the a portion of the proceeds from our public offering of common stock in February 2004.  Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $329,000 and $394,000 in the nine months ended September 30, 2005 and 2004, respectively.

        Purchases of property and equipment of $216,000 during the nine months ended September 30, 2005 were materially consistent with purchases of property and equipment of $267,000 during the nine months ended September 30, 2004.  We expect that purchases of property and equipment during 2005 will be substantially consistent with amounts spent in 2004.  We continued to invest in our patent portfolio for the nine months ended September 30, 2005 and 2004 and we expect that investments made in our patent portfolio in 2005 will be substantially consistent with amounts invested in 2004.  Patent costs, which have historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are issued in the United States over an estimated useful life of five years.  Capitalized patent costs are expensed upon disallowance of the patent, or upon a decision by us to no longer pursue the patent, or when the related intellectual property is deemed to be no longer of value to us.

        Net cash provided by financing activities was $138,000 for the nine months ended September 30, 2005 and represented proceeds from the issuance of common stock under our employee stock option and purchase plans.  Net cash provided by financing activities for the nine months ended September 30, 2004 was $43.9 million and was primarily due to the offering of 6.9 million shares of our common stock in February 2004, which generated net proceeds to us of approximately $43.3 million, as well as $368,000 in repayment of notes receivable and $264,000 in proceeds from issuances of common stock under our stock option and employee stock purchase plans.

        We expect that cash, cash equivalents and short-term investments currently on hand at September 30, 2005 will be sufficient to fund our current operations for at least the next two years, based upon our existing levels of sales, marketing and research expenses.  Product royalty fee payments and milestone payments from LabCorp may supplement our liquidity position.  However, given that stool-based DNA screening is not yet included within colorectal cancer screening guidelines and only a limited number of payors have issued formal policy approving payment for stool-based DNA screening under limited conditions, we cannot forecast how rapidly sales of PreGen-Plus and, consequently, royalty payments from LabCorp, will increase, if at all.  Moreover, the Centers for Medicare and Medicaid Services (CMS) have not approved stool-based DNA colorectal cancer screening for payment, have not yet accepted our request for a National Coverage Determination (NCD) and have sought additional information regarding the U.S. Food and Drug Administration (FDA) regulatory status of PreGen-Plus which has delayed our application’s acceptance.  In connection with our and LabCorp’s discussions with the FDA to respond to the CMS request, the FDA recently requested additional information relating to PreGen-Plus, including information regarding Effipure to determine how, if at all, the FDA would regulate PreGen-Plus or Effipure. While we believe that PreGen-Plus and Effipure are exempt from FDA pre-market approval or clearance requirements, we cannot assure you that the FDA will not take a contrary position, in which case, sales of PreGen-Plus could be materially impaired.  Further, milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position.  However, the timing and receipt of milestone and performance-based payments is similarly unpredictable at this time.  Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of stool-based DNA testing for colorectal cancer into certain clinical guideline acceptance and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties, and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s success with respect to its sales of PreGen-Plus and are not expected for the next several years, if at all.  As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs.  If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, or if we determine that our sales, marketing or research and development expenses must increase to achieve our goals, we will be required to raise additional capital or reduce the scale of our operations, or both.

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

The table below reflects our estimated fixed obligations and commitments as of September 30, 2005:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in Thousands)
Operating lease obligations	$4,778	$975	$1,934	$1,869	$—
Purchase obligations	831	831	—	—	—
Obligations under license and collaborative agreements	5,161	976	530	530	3,125
Total	$10,770	$2,782	$2,464	$2,399	$3,125

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

Our future capital requirements include, but are not limited to, sales and marketing efforts associated with the commercialization of PreGen-Plus, continued funding of our research and development efforts, purchases of laboratory equipment and continued investment in our intellectual property estate.  Our future capital requirements will depend on many factors, including the following:

•                  the inclusion of stool-based DNA screening in colorectal cancer screening guidelines of major guidelines organizations (including the American Cancer Society, American College of Gastroenterology, and American Gastroenterological Association), and acceptance of the testing service by physicians as standard of care;

•                  the scope and breadth of the business strategy we decide to pursue;

•                  acceptance, endorsement and formal policy approval of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  the regulatory environment in which we and LabCorp operate;

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

We have incurred losses since we were formed and have had only modest product and royalty fee revenues since product introduction in August 2003.  From our date of inception on February 10, 1995 through September 30, 2005, we have accumulated a total deficit of approximately $135.2 million.  We expect that our losses will continue for the next several years as a result of continuing research and development expenses, as well as increased sales and marketing expenses.  Moreover, to build material demand for PreGen-Plus, we believe that substantial funds will likely need to be invested in sales and marketing efforts over the next several years.  Given our current levels of cash and revenues, and without raising additional capital, we will not be able to spend the amounts that we believe will likely be necessary to fund these investments.  If our revenue does not grow significantly, we will not be profitable.  We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.

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

•                  material investment in sales and marketing;

•                  acceptance, endorsement and formal policy approval of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  effective sales and sales management personnel and processes to educate physicians and their office staffs to facilitate patient compliance;

•                  patient acceptance of PreGen-Plus, including its novel sample collection process;

•                  stool-based DNA screening becoming a standard of care among prescribing physicians;

•                  the regulatory environment in which we and LabCorp operate;

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

Pursuant to our exclusive license agreement with LabCorp, our current operating revenue is dependent upon LabCorp’s commercial sales of PreGen-Plus.  We cannot assure you that we or LabCorp will be successful in achieving sufficient sales of PreGen-Plus for us to become profitable.  Initiatives in support of the commercialization of PreGen-Plus have included the following:

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

If we or LabCorp are unsuccessful in our efforts to increase sales of PreGen-Plus, our revenues would be limited and our ability to become profitable would be materially adversely affected.  Moreover, given the number of products that LabCorp sells, we cannot assure you that LabCorp will devote the substantial level of resources and attention necessary to make PreGen-Plus commercially successful.  Any failure of the LabCorp sales force or our sales and marketing employees, in whole or in part, to give continued and sustained focus to PreGen-Plus would harm the demand creation for PreGen-Plus and, in turn, could materially adversely effect our revenues and delay any performance-based payments for which we might otherwise be eligible under our strategic agreement with LabCorp.  Any change in the senior management or organizational structure within LabCorp or EXACT Sciences, could also negatively impact our ability to successfully commercialize PreGen-Plus.

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

If Medicare and other third-party payors, including managed care organizations, do not issue positive policy decisions approving reimbursement for PreGen-Plus, the commercial success of PreGen-Plus would be compromised.

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare, and covered by managed care organizations.  There is significant uncertainty concerning third-party reimbursement for the use of any test incorporating new technology.  Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; medically necessary; appropriate for the specific patient or cost-effective.  Currently, only a limited number of third-party payors have issued formal policy approving payment for stool-based DNA testing.  Furthermore, the Centers for Medicare and Medicaid Services (CMS) have not yet approved stool-based DNA testing for colorectal cancer for payment, CMS has not yet accepted our request for a National Coverage Determination and CMS has sought additional information regarding the FDA regulatory status of PreGen-Plus, which has delayed our application’s acceptance.

While we and LabCorp have had some success in obtaining reimbursement from third-party payors for tests performed to date, neither we nor LabCorp has secured any broad-based policy-level reimbursement approval from Medicare or a sufficient amount of third-party payors to ensure the long-term commercial success of PreGen-Plus.  For example, although PreGen-Plus received a favorable review from the California Technology Assessment Forum (CTAF), a unit of the Blue Shield of California Foundation, in March 2005, this review has not resulted in any policy-level reimbursement approval by Blue Shield of California.  Moreover, several Blues’ plans across the country have declined to issue positive reimbursement policy for PreGen-Plus at this time.

If we are unable to obtain a positive policy decision from CMS or other third-party payors, including managed care organizations, approving reimbursement for PreGen-Plus, the commercial success of PreGen-Plus would be compromised and our revenues would be significantly limited.

If we or LabCorp fail to comply with FDA requirements, we or LabCorp may be limited or prohibited in our ability to commercialize stool-based DNA testing for colorectal cancer and may be subject to stringent penalties.

The FDA regulates laboratory tests that are developed and used by a laboratory to conduct in-house testing.  However, the FDA has historically exercised enforcement discretion in this area when such testing services are developed and offered by high-complexity, CLIA-approved laboratories.  In addition, the FDA exempts from pre-market review certain specific “analyte specific reagents” and certain general purpose laboratory equipment, some of which are used in connection with LabCorp’s PreGen-Plus testing service.  For instance, we are a registered specification developer with the FDA for the Effipure microtiter plates that are used in connection with LabCorp’s PreGen-Plus testing service.  The microtiter plates are comprised of certain membranes with embedded strands of DNA that are manufactured by third-parties and then bonded by a third party to these microtiter plates.  The microtiter plates are used by LabCorp in connection with the PreGen-Plus testing service for the recovery of DNA from biological samples.  We believe that the Effipure microtiter plates are general purpose laboratory equipment that are exempt from pre-market review under current FDA regulation.  We further believe that the strands of DNA and membranes manufactured by third-parties are also exempt from such pre-market review under current regulations.  However, in connection with a request we made to FDA for information relating to our CMS application, FDA requested additional information relating to PreGen-Plus, including information from LabCorp regarding Effipure to determine if, as currently configured for PreGen-Plus, Effipure is a general purpose article and, if it is not, how Effipure fits into the FDA regulatory process. We cannot assure you that the FDA will agree that Effipure or LabCorp’s PreGen-Plus testing service are exempt from the FDA’s pre-market approval requirements.   If the FDA determines that Effipure, in whole or in part, or that the commercial testing service as currently provided by LabCorp requires pre-market approval, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. Finally, any analyte specific reagent or general purpose laboratory equipment that we provide in connection with LabCorp’s PreGen-Plus testing service will be subject to a number of FDA requirements, including compliance with restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures.  Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers.  Adverse FDA action in any of these areas, including, for example, requiring pre-market approval or clearance for PreGen-Plus or Effipure, could cause material interruption in LabCorp’s ability to continue offering the PreGen-Plus testing service and could significantly increase our expenses and limit our revenue and profitability.

Our business would suffer if we, or LabCorp, are unable to license certain technologies or obtain raw materials and components or if certain of our licenses were terminated.

LabCorp’s current configuration of PreGen-Plus requires access to certain technologies and supplies of raw materials, including elements relating to the Effipure microtiter plates, for which licensing and supply agreements are required.  There can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, if at all.  In addition we are currently in the process of transitioning management of the Effipure supply chain to LabCorp and there can be no assurance that LabCorp will be able to negotiate commercially acceptable agreements with the third-party vendors in this supply chain, nor that LabCorp will be able to enter into such agreements at all.  Failure to transition this supply chain successfully could have a material adverse affect on the supply of raw materials necessary for LabCorp to perform the PreGen-Plus testing service which could interrupt the sale and delivery of the testing service and materially affect our revenues.  In the event LabCorp is able to enter into these third-party agreements, any such licenses or supply agreements may require us or LabCorp to pay royalties or other fees to third parties, which would have an adverse effect on our revenues or gross margin.  Furthermore, there can be no assurance that any current contractual arrangements between us and third parties, us and LabCorp, LabCorp and vendors in the Effipure supply chain, or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we or LabCorp will be able to enter into any future relationships necessary to the continued commercial sale of PreGen-Plus or necessary to our realization of material revenues.  Any failure to obtain necessary technologies or raw materials for Effipure or the PreGen-Plus testing service overall would require PreGen-Plus to be re-configured which could interrupt the testing service entirely, negatively impact its commercial sale and increase the costs associated with PreGen-Plus, any one of which could have a material adverse effect on our revenues and gross margin, respectively.

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

In October 2001, Mayo Clinic initiated a study of the prototype bead-based version of our technology that was intended to include approximately 4,000 patients at average risk for developing colorectal cancer.  This three-year study was designed to compare the results of our prototype technology with those of the Hemoccult II, a common first-line colorectal cancer screening option.  The Mayo study was principally powered for the detection of screen relevant neoplasia (a category that includes high grade dysplasia, invasive cancer, and adenomas >1cm) rather than invasive cancers as a stand alone category.  After this study commenced, Hemoccult Sensa®, another brand of FOBT, was added to the study.  Subsequently, we and the Mayo Clinic sought to include  the Effipure technology in the study to improve DNA yield, rather than relying solely on the prototype technology alone.  In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while our prototype technology was nearly twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia, Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, our prototype technology in the detection of cancer among the thirteen cancer samples collected in the study.  We believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology.  Thought-leading gastroenterologists, guidelines organizations, primary care physicians, payors and others may, despite the small sample size referenced above, assign significance to this preliminary data, especially if published by the NCI and/or Mayo Clinic, which may significantly adversely affect commercialization.

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

If PreGen-Plus cannot be effectively sold at a price acceptable to the market, the successful commercialization of PreGen-Plus would be materially harmed.

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

If the Effipure technology and our or LabCorp’s other technological advancements do not increase the performance of PreGen-Plus in a cost effective manner, or if LabCorp is unable to use Effipure in processing PreGen-Plus tests, the demand for PreGen-Plus may be negatively impacted.

We continue to work to improve the performance characteristics of PreGen-Plus through research on technical innovations such as Effipure technology.  However, there can be no assurance that future generations of PreGen-Plus, or the commercial version of the PreGen-Plus test currently offered by LabCorp, which incorporates Effipure and other technology improvements, as well as sample handling protocols that are different from those employed in the MCS and Mayo-NCI studies, will have sufficient sensitivity or performance to be commercially successful.  There also can be no assurance that the sample handling protocols employed by LabCorp for PreGen-Plus are adequate to prevent DNA degradation and resulting negative impacts on test performance.

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

In addition, in connection with a request we made to the FDA for information relating to our CMS application, the FDA requested additional information relating to Effipure to determine if, as currently configured for PreGen-Plus, Effipure is a general purpose article and whether it is, therefore, exempt from the pre-market approval requirements under FDA regulations.  We cannot assure you that the FDA will not determine that Effipure, in whole or in part, requires pre-market approval, in which case, LabCorp’s use of Effipure could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our revenues.

If an insufficient number of medical practitioners order and reorder tests using our technologies, our revenue and profitability will be limited.

If we, or LabCorp, fail to convince a sufficient number of medical practitioners to order and reorder tests using our technologies, or if we or LabCorp are unable to generate adequate product loyalty among physicians, we will not be able to create sufficient demand for tests using our technologies in sufficient volume for us to become profitable.  An important element to the successful commercialization of PreGen-Plus is the inclusion of stool-based DNA testing in colorectal cancer screening guidelines.  We and LabCorp will need to make gastroenterologists and primary care physicians aware of the benefits of stool-based DNA testing through published papers, presentations at scientific conferences, favorable results from clinical studies and obtaining reimbursement from insurers.  Our failure to be successful in these efforts or to be included within colorectal cancer screening guidelines would make it difficult for us, or LabCorp, to convince medical practitioners to order and reorder colorectal cancer screening tests using our technologies for their patients which would limit our revenues and materially adversely affect our business.

We may experience limits on our revenue if only a small number of people decide to be screened for colorectal cancer using our technologies.

Even if our technologies are superior to other colorectal cancer screening options, adequate third-party reimbursement is obtained and we convince medical practitioners to order tests using our technologies, only a small number of people may decide to be screened for colorectal cancer.  Despite the availability of current colorectal cancer screening methods as well as the recommendations of the American Cancer Society that all Americans over the age of 50 be screened for colorectal cancer, most of these individuals do not complete a colorectal cancer screening test.  If only a small portion of the recommended population is regularly screened for colorectal cancer or decides to utilize colorectal cancer screening tests using our technologies, we will, despite our efforts, experience limits on our revenue and our business would be materially harmed.

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

As of September 30, 2005, we have 36 issued patents, 1 allowed patent application and 19 pending patent applications in the United States and we also have 54 issued foreign patents and 60 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued.  Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.  A third party has opposed one of our issued European patents relating to the enumerative analysis of nucleic acids in biological samples.  A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method.  We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications.  Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents.  In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty.  This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, of which over 42 million fail to follow the American Cancer Society’s screening guidelines.  As a result, the colorectal cancer screening market has attracted competitors, some of which have significantly greater resources than we have.  Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a new procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as existing and possibly improved traditional screening tests such as immunochemical FOBT.  In addition, some companies and institutions are developing serum-based tests, or screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colon cancer.  These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced.  We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

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

        We have historically purchased certain Effipure components from contract manufacturers pursuant to minimum purchase commitments.  We carry Effipure components purchased pursuant to these minimum purchase commitments in our inventory until they are shipped to LabCorp for use in processing PreGen-Plus tests.  During calendar 2004 and the nine months ended September 30, 2005, we purchased approximately $1.3 million in Effipure components under these purchase commitments.  As of September 30, 2005, our future minimum purchase commitment in connection with Effipure contract manufacturers was approximately $466,000.  If test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), or if Effipure is replaced in commercial use by LabCorp, we may need to make additional provisions for excess or obsolete inventory, which would have a negative impact on our gross margins and operating results.  In addition, we are currently in discussions with LabCorp to transition the procurement and supply chain management of Effipure to LabCorp.  The costs associated with this any such transition could be significant and could  include write downs of current inventory, costs to transfer on-hand inventory to LabCorp and costs associated with the transfer or cancellation of certain contracts in the current supply chain.

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

•                  FDA regulation of our or LabCorp’s products and services;

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Controller and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b promulgated under the Exchange Act of 1934, as amended.  Based upon that evaluation, our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Controller and Principal Accounting Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

                On July 22, 2005, at our annual meeting of stockholders, the stockholders elected as Class II directors, each to serve for a three-year term, the following individuals: Patrick J. Zenner (18,250,926 shares for; 3,106,434 shares withheld) and Lance Willsey (21,160,580 shares for; 196,780 shares withheld).  The term of office for each of Sally W. Crawford, Edwin M. Kania, Jr., Stanley N. Lapidus, Connie Mack, III and Don M. Hardison as directors of the Company continued following the annual meeting.

                A proposal to ratify Ernst & Young LLP as the Company’s independent auditors for fiscal year 2005 was approved (21,249,226 shares for, 80,045 shares against and 28,089 abstained)

Item 5.  Other Information

                On July 21, 2005, the Board of Directors approved an amendment to our non-employee director compensation policy to permit non-employee directors to elect to receive their annual retainer for service on the Board of Directors and committees thereof in shares of common stock in lieu of cash.  Upon any such election, the shares of common stock will be issued annually and valued at fair market value on the date of issuance.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.3	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: October 28, 2005	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2005	By:	/s/ Harry W. Wilcox, III
Harry W. Wilcox, III
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: October 28, 2005	By:	/s/ Charles R. Carelli, Jr.
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