Form 10-K
period 2005-12-31
EXACT SCIENCES CORP
filed 2006-03-15
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-32179

EXACT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0478229
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
100 Campus Drive, Marlborough, Massachusetts	01752
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (508) 683-1200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether or the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $53,921,000 (based on the closing price of the Registrant’s Common Stock on June 30, 2005 of $2.28 per share).

The number of shares outstanding of the Registrant’s $.01 par value Common Stock as of March 10, 2006 was 26,385,541.

DOCUMENT INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

EXACT SCIENCES CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005

i

PART I

Item 1.                        Business

This Business section and other parts of this Form 10-K  contain forward-looking statements relating to, among other things, the building of material market demand, the sufficiency of capital resources, expected royalty fees and revenues, expected revenues and sales and marketing expenses, the impact of regulatory agency action on the marketing and sale of PreGen-Plus, the focus and level of research and development efforts and development of new technologies, expectations regarding third-party reimbursement of PreGen-Plus and  inclusion of stool-based DNA screening  in colorectal cancer screening guidelines, our expectations concerning our commercial strategy, our marketing, sales and reimbursement efforts and their likely future success, our research and development efforts, and the effectiveness and market acceptance of our technologies and  LabCorp’s PreGen-Plus test. Our forward-looking statements involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

EXACT Sciences Corporation is an applied genomics company that develops proprietary DNA-based technologies for use in the detection of cancer. We have selected colorectal cancer as the first application of our technologies. We have licensed certain of our patents, on an exclusive basis through August 2008, to Laboratory Corporation of America® Holdings (“LabCorp®”) in connection with a commercial testing service developed by LabCorp and marketed under the name “PreGen-PlusSM.” LabCorp’s sales of PreGen-Plus represent our primary source of revenue.

PreGen-Plus is a non-invasive stool-based DNA testing service for the detection of colorectal cancer in the average-risk population. Colorectal cancer is the second leading cause of cancer death in the U.S. and the leading cause of cancer death among non-smokers. The American Cancer Society recommends that all persons age 50 and above undergo regular colorectal cancer screening. Of the nearly 80 million people in the United States for whom colorectal cancer screening is recommended, more than 42 million have never been screened. We believe that this large population of unscreened patients represents an opportunity to reduce the mortality associated with colorectal cancer because patients who are diagnosed early in the progression of the disease are more likely to have a complete recovery and to utilize lower levels of expensive medical resources.

Today, professional guidelines, including those of the American Cancer Society, the American College of Gastroenterology, and the American Gastroenterological Association, recommend screening by a variety of methods including colonoscopy, flexible sigmiodoscopy and fecal occult blood testing (“FOBT”) as well as combinations of some of these methods. Of those people for whom screening is recommended, many reject the option of colonoscopy which, while accurate as a means of detecting colorectal cancer, is invasive and, despite having been available as a screening modality for several years, has not been widely embraced by patients. Until the commercial launch of PreGen-Plus in August of 2003, the only completely non-invasive option for colorectal cancer detection had been FOBT without a digital rectal exam. FOBT, however, suffers from relatively low sensitivity, particularly in detecting the earliest stage, most curable cancers, and requires dietary modifications, unpleasant stool sampling and stool manipulation by the patient. With the U.S. launch of PreGen-Plus by LabCorp, PreGen-Plus became the first commercially-available, completely non-invasive, DNA-based cancer screening test for the average risk population. In a study published in the December 23, 2004 issue of the New England Journal of Medicine, PreGen-Plus was shown to be four times more sensitive in detecting colorectal cancer than the most commonly used FOBT screening test on the market today, Heomoccult II®, a guaiac-based FOBT test.

PreGen-Plus is offered commercially by LabCorp, the second largest commercial laboratory in the United States with more than 30 primary laboratories and over 1,200 patient service centers. LabCorp is the exclusive licensee, in the United States and Canada, of certain of the technologies utilized in PreGen-Plus. LabCorp currently does not offer PreGen-Plus in Canada. The license was entered into exclusively with LabCorp for five years following the launch of PreGen-Plus (through August 2008), followed by a non-exclusive license for the life of the licensed patents (through 2023). LabCorp performs the PreGen-Plus test in its laboratories, makes the test available through its sales force of more than 600 people and, by the terms of the license, pays us a royalty on each test reimbursed. Since commercial launch of PreGen-Plus in August 2003, LabCorp has offered the PreGen-Plus testing service as an in-house developed laboratory test, or “homebrew.” Homebrew tests have historically been treated as exempt from premarket clearance or approval requirements of the U.S. Food and Drug Administration, or FDA. On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device. The FDA also indicated that the device cannot be commercially distributed without an appropriate premarket determination from the FDA. LabCorp is currently discussing this matter with the FDA with the goal of arriving at a regulatory and commercial solution that is acceptable to both the FDA and LabCorp.

To date, LabCorp has paid us $30 million in upfront license fees and milestones associated with our license to them. In addition, LabCorp has committed to paying an additional $45 million in milestones and performance incentives in the event that certain third party approval and substantial performance levels are achieved. Between commercial launch and December 31, 2005, LabCorp has received over 8,800 patient samples for testing from physicians across the country, billed insurers and received payment from numerous third-party payors, including more than 300 health plans. None of these third party payors have yet issued formal policy approval for PreGen-Plus. Accordingly, we do not expect widespread disclosure of PreGen-Plus availability to, and use of PreGen-Plus by, a payor’s members, prior to any such formal approval.

Background

Colorectal cancer is the third most common malignant disease and the second most frequent cause of cancer-related death in the United States, with more than 148,000 new cases and more than 55,000 deaths anticipated in 2006. We believe that many of these people die because they are not screened for colorectal cancer or they use ineffective screening methods that either fail to detect the cancer or detect it at a later stage, when the five-year survival rate falls below 50%. Moreover, the number of people who die annually from the disease has remained relatively unchanged over the last 20 years, despite the availability of multiple colorectal cancer screening options, all of which we believe fail to effectively meet the collective needs of patients, doctors and payors.

As reported in the February 3, 2005 issue of the New England Journal of Medicine, the tumor-node-metastasis (“TNM”) system of the American Joint Committee on Cancer is now the most commonly used system for staging colorectal cancer and serves as a benchmark for predicting the likelihood of five-year survival. This staging system is described in the table below.

TNM Staging for Colorectal Cancer*
Five-Year Survival
Stage	TNM Classification	%
I	T1-2, N0, M0	›90
IIA	T3, N0, M0	60-85
IIB	T4, N0, M0
IIIA	T1-2, N1, M0	25-65
IIIB	T3-4, N1, M0
IIIC	T (any), N2, M0
IV	T (any), N (any), M1	5-7
Primary Tumor (T)
TX: Primary Tumor cannot be assessed
Tis: Carcinoma in situ
T1: Tumor invades submucosa
T2: Tumor invades muscularis propria
T3: Tumor penetrates muscularis propria and invades subserosa
T4: Tumor directly invades other organs or structures or perforates visceral peritoneum
Nodal status (N)
NX: Regional lymph nodes cannot be assessed
N0: No metastases in regional lymph notes
N1: Metastases in one to three regional lymph nodes
N2: Metastases in four or more regional lymph nodes
Distant Metastases (M)
MX: Presence or absence of distant metastases cannot be determined
M0: No distant metastases dectected
M1: Distant metastases detected

*                    Source: Greene FL, Balch CM, Fleming ID, et al., eds. AJCC cancer staging handbook, 6th ed. New York: Springer, 2002.

Detection of pre-cancerous adenomas and colorectal cancer in its earliest stages increases the likelihood of survival and reduces the significant cost associated with treating late-stage colorectal cancer. As a result, the American Cancer Society recommends that the approximately 80 million Americans age 50 and above undergo regular colorectal cancer screening.

The Solution

We believe that stool-based DNA detection in the general population offers an opportunity to increase screening rates and decrease mortality from colorectal cancer. Stool-based DNA detection includes proprietary and patented technologies that isolate and analyze the trace amounts of human DNA that are shed into stool every day from the exfoliation of cells that line the colon. When colorectal cancer is present, a minute portion of the total isolated human DNA will represent DNA shed from cancerous or pre-cancerous lesions. Once the human DNA in the sample is isolated, stool-based DNA detection looks for specific mutations and other abnormalities in that DNA associated with colorectal cancer. A “positive” result from stool-based DNA detection does not necessarily mean that a patient has colorectal cancer. A “positive” result means that one or more of the genetic markers associated with colorectal cancer likely shows a mutation or abnormality. Under such circumstances, the clinical protocol is for the patient to then obtain a colonoscopy for confirmation. Moreover, a “negative” result from stool-based DNA detection does not mean that a person is free of colorectal cancer. Stool-based DNA detection, like virtually all screening tests (including mammography, PSA, and PAP smear) also reports false negatives (see clinical study table below for specific information on stool-based DNA performance).

We believe that our proprietary methods and technologies have several advantages that can lead to increased patient compliance and decreased mortality, including:

Good Performance.   We have conducted several clinical studies supporting the performance of stool-based DNA detection for colorectal cancer, including a 5,500 patient multi-center study, the results of which were published in the December 23, 2004 issue of the New England Journal of Medicine. Based on this study data, our original stool-based DNA detection technology demonstrated sensitivity four times greater than the leading FOBT, Hemoccult II, currently the most common non-invasive screening method for colorectal cancer, and was more than four times as effective as Hemoccult II in detecting cancer at its early stages, when survival rates approach 90%. Moreover, the stool-based DNA screening test that was developed by LabCorp and that LabCorp is commercially offering today incorporates several technical improvements over the test that was used in the multi-center study, which we believe result in higher assay sensitivity than that seen in our multi-center study.

Simple, non-invasive, painless and convenient testing.   Unlike current invasive screening and diagnostic methods, stool-based DNA detection requires no pre-examination preparation, invasive procedures or anesthesia, and a sample can be collected in the privacy of one’s home. In addition, our post-market data indicates that more than half of the people surveyed who were screened with stool-based DNA detection had never been screened before, which we believe indicates that stool-based DNA detection can lead to greater patient screening compliance.

The Testing Process

Diagnostic tests typically require sample collection and preparation procedures as well as detection methods. The stool-based DNA testing process involves proprietary sample preparation, DNA isolation, and analytical techniques that apply genomics discoveries to the early detection of colorectal cancer.

Specimen Collection and Transportation.   Certain of our patents relating to stool-based DNA screening for colorectal cancer are based on collecting a single whole stool sample in an easy, non-invasive manner. Utilizing a specially designed specimen container, samples can be collected in the privacy of an individual’s home and then sent directly to the laboratory for processing using one of the many national couriers.

Representative Sampling.   We have invented proprietary stool homogenization methods designed to ensure that the stool sample that is processed at the laboratory will contain uniformly distributed DNA throughout the portion of the sample being tested, and that the DNA in the stool sample is, therefore, representative of the entire stool and colon.

DNA Extraction, Purification and Amplification.   The isolation and amplification of human DNA found in stool is technically challenging because over 99% of DNA in stool is not human DNA, but is actually DNA from bacteria normally found in the colon. In addition, there are substances in stool that make the isolation and amplification of human DNA a difficult task. Proprietary technologies are used to allow for the reproducible isolation and amplification of the human DNA found in stool.

Cancer Detection Methods.   Specialized methods for detecting and identifying genomic markers associated with colorectal cancer can be performed on existing instruments commonly available in clinical laboratories conducting molecular testing.

Commercial Focus

Our goal is to become a market leader in the development and licensing of technologies for the early detection of cancer, beginning with the early detection of colorectal cancer. To accomplish this goal, we are pursuing a  strategy with respect to our technologies that includes the following components:

Pursue commercial introduction of next-generation stool-based DNA screening technology.   In a recent research study that we conducted, our next-generation version of stool-based DNA screening technology (“Version II”) demonstrated sensitivity and specificity results in excess of 80% for detecting colorectal cancer. While previous published studies for stool-based DNA screening have generally shown specificity above 90%, the specificity results in the Version II study were closer to 80%, a performance metric that may not be deemed clinically or commercially acceptable. The blinded Version II research study was designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool. This study involved the analysis of cancer samples from individuals whose colonoscopy results were positive for colorectal cancer. By contrast, our multi-center study published in the New England Journal of Medicine in 2004, was comprised of cancer samples from an asymptomatic population. The Version II research study has not yet been accepted for publication in a peer-reviewed journal.

While it is not yet clear to us when Version II of our technology could be made commercially available, our future plans with regard to Version II may include seeking  the FDA’s agreement that Version II qualifies as a “homebrew” testing service, seeking FDA clearance or approval on Version II in its assay form as a testing service, or working alone or with a partner to develop an FDA-approved in vitro diagnostic testing kit for colorectal cancer screening, which may require additional studies of the Version II technology. Moreover, transferring Version II from the laboratory to the commercial setting will still require the negotiation and licensing of necessary third-party intellectual property as well as the likelihood of additional technical and clinical validations of the technology to demonstrate, among other objectives, the reliability and reproducibility of the Version II results in general, as well as with respect to various patient populations and demographic segments.

Obtain regulatory clearance of stool-based DNA screening.   On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device and cannot be commercially distributed without an appropriate premarket determination from the FDA. LabCorp is currently discussing these matters with FDA with the goal of arriving at a regulatory and commercial solution that is acceptable to both the FDA and LabCorp. It is likely that any version of stool-based DNA testing, including Version II, will require FDA clearance or approval as well. If the FDA determines that PreGen-Plus, Effipure, or Version II, in whole or in part, requires premarket clearance or approval, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. In addition, the FDA’s position on this could negatively affect our operations either through regulation or new enforcement initiatives directed at LabCorp or EXACT. Further, the FDA may not approve of certain sales and marketing initiatives of EXACT, which could negatively affect our ability to build awareness around stool-based DNA testing. Accordingly, we intend to work with LabCorp to achieve a regulatory and commercial solution that is acceptable to us, LabCorp and the FDA.

Leverage LabCorp’s large salesforce  LabCorp is the second largest commercial laboratory in the country and processes over 300,000 patient specimens daily through its system of more than 30 primary laboratories and over 1,200 patient service centers across the U.S. LabCorp’s large sales force is devoted to selling a wide range of diagnostic tests to physicians across all specialties. We recently decided to focus our sales and marketing efforts primarily on the following constituents:  thought leaders and third party payors, including self-insured employers, managed care organizations, and the technology assessment groups within these organizations. We believe that an important element to the successful commercialization of PreGen-Plus is the inclusion of stool-based DNA testing in colorectal cancer screening guidelines (the guidelines of the American Cancer Society, the American College of Gasroenterology, and the American Gastroenterological Association).

Obtain inclusion of stool-based DNA screening in colorectal cancer screening guidelines.   Today, professional guidelines recommend screening by a variety of methods including colonoscopy, flexible sigmiodoscopy and FOBT. In general, the guidelines range from the use of colonoscopy every ten years to the use of FOBT annually. Inclusion in screening guidelines is, in our view, among the important preconditions to a test’s broad acceptance and commercial use in the market as both physicians and payors frequently follow such guidelines in implementing new technologies. For colorectal cancer screening in general, and for stool-based DNA screening in particular, we view inclusion in the guidelines of the American Cancer Society and the GI Consortium as being of primary relevance to the commercialization of stool-based DNA screening. In the event stool-based based DNA screening is included in screening guidelines, it may still take several months before this information becomes published and is usable from a sales and marketing perspective.

Obtain formal acceptance of stool-based DNA screening for reimbursement by Medicare and other third-party payors.   Our reimbursement strategy consists primarily of working with LabCorp to educate large managed care organizations and large self-insured employers about the clinical benefits and cost-effectiveness of using stool-based DNA screening for colorectal cancer. We believe that both the publication of our multi-center study results in the New England Journal of Medicine in December 2004 and cost-effectiveness study results regarding stool-based DNA screening will aid in our efforts to gain reimbursement for the test. Accordingly, on December 29, 2004 we submitted our application for a National Coverage Determination (NCD) to the Centers for Medicare and Medicaid Services (“CMS”) for inclusion into the Medicare program. CMS has not approved stool-based DNA colorectal cancer screening for payment, has not yet accepted our request for a National Coverage Determination (NCD) and has sought additional information regarding the FDA regulatory status of PreGen-Plus which has delayed our application’s acceptance. CMS will not deem the NCD application “complete” until CMS receives confirmation from the FDA that PreGen-Plus complies with current FDA regulations.  The FDA may not communicate this determination to CMS in a timely manner, if at all, or in a manner acceptable to CMS. After CMS is satisfied with the FDA’s determination of the regulatory status of PreGen-Plus, CMS may accept the NCD application, deeming it complete, or it may reject our application and request additional information or reject it outright. The timing of any acceptance of the NCD application or any subsequent coverage decision by CMS is not within our control and is dependent upon a favorable and confirmatory regulatory status determination by the FDA communicated to CMS. We would not expect CMS to make a coverage decision sooner than nine months from the date of any acceptance of the NCD application.

In connection with our and LabCorp’s discussions with the FDA to respond to the CMS request, the FDA requested additional information relating to PreGen-Plus, including information regarding Effipure to determine how the FDA would regulate PreGen-Plus and Effipure. The FDA recently indicated to LabCorp that LabCorp’s PreGen-Plus testing and Effipure, the DNA preparation component  used in PreGen-Plus, requires premarket clearance or approval. In connection with the FDA’s ongoing discussions with LabCorp, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties.

Clinical Studies

Stool-based DNA testing has been the subject of extensive research and clinical studies. In numerous studies to date, the performance of our stool-based DNA technology has been examined in thousands of tissue and stool samples.  In addition to several smaller clinical studies designed to measure the sensitivity and specificity of stool-based DNA testing in detecting colorectal cancer, the performance of the original version of our stool-based DNA testing technology was compared to the most widely-used FOBT in a multi-center study that enrolled approximately 5,500 average-risk, asymptomatic patients from more than 80 sites across the United States. The study was designed to determine whether stool-based DNA testing was clinically superior to Hemoccult II®, an FOBT that is currently the most widely used non-invasive colorectal cancer screening test. The primary endpoint of this study was achieved with statistical significance, with a p-value of less than 0.001. Results from the study, which were published in the New England Journal of Medicine in December 2004, indicated that stool-based DNA testing was four times more sensitive than Hemoccult II® in detecting colorectal cancer (52% for stool-based DNA testing versus 13% for Hemoccult II®), and more than four times more sensitive in detecting colorectal cancer in its earliest, most curable stages (57% for stool-based DNA testing versus 13% for Hemoccult II®). There was no difference in specificity between stool-based DNA testing and this FOBT, with both tests demonstrating a specificity of approximately 95%.

Sensitivity and specificity results from our clinical studies that have been published are summarized in the table below. The results of these studies may not be directly comparable as these studies were conducted across a variety of patient populations and clinical settings and employed varying sample collection protocols. Moreover, the clinical studies disclosed below do not include any non-published studies regarding stool-based DNA testing, the results of which may differ significantly from those set forth below. All of the published studies referenced below, except the Effipure Performance study, reflect the performance of the original, bead-based version of our stool-based DNA technology. Effipure is a technological improvement that is utilized in LabCorp’s commercial testing service, PreGen-Plus, designed to increase DNA yield.

Published Studies:

Pre-Commercial Technology	Completed	Number of Cancer Samples Analyzed	Sensitivity		Specificity*
Mayo Clinic I Pilot Study	1999	22	91%		93%
University of Nebraska	2002	16	69%		*
Kaiser Clinic	2002	52	63%		98%
Boston	2002	68	63%		*
Multi-Center Study	2003	31	52%	**	95%

Technology Validation Studies	Completed	Number of Cancer Samples Analyzed	Sensitivity		Specificity*
Effipure	2004	86	70%	***	95%

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

***      In November of 2004, we published a study in the Journal of Molecular Diagnostics that showed a 5.4 fold increase in the amount of DNA that could be captured using the Effipure technology rather than the older, bead-based technology. The sensitivity result from this study is not a conclusion regarding the sensitivity of the commercial test on the market today.

In October 2001, Mayo Clinic initiated a study of the prototype bead-based version of our technology that was intended to include approximately 4,000 patients at average risk for developing colorectal cancer. This three-year study was designed to compare the results of our prototype technology with those of the Hemoccult II, a common first-line FOBT colorectal cancer screening option. The Mayo study was principally powered for the detection of screen relevant neoplasia (a category that includes high grade dysplasia, invasive cancer, and adenomas ≥1cm) rather than invasive cancers as a stand alone category. After this study commenced, Hemoccult Sensa®, another brand of FOBT, was added to the study. Subsequently, we and the Mayo Clinic sought to include  the Effipure technology in the study to improve DNA yield, rather than relying solely on the prototype technology. In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while our prototype technology was nearly twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia, Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, our prototype technology in the detection of cancer among the thirteen cancer samples collected in the study. We believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology. In addition, although our older technology detected some adenomas, this version of our technology was designed only to detect cancer, not “high grade dysplasia.”

Research and Development

Our research and development efforts are primarily focused on developing multiple DNA-based methodologies for the early detection of cancer and pre-cancerous lesions. Our research and development expense, including stock-based compensation, for fiscal 2003, 2004 and 2005 was $17.3 million, $11.1 million and $8.0 million, respectively.

Effective March 10, 2006, Anthony Shuber, our Chief Technology Officer, resigned from his employment and on March 13, 2006, we entered into a consulting agreement with  Mr. Shuber. Pursuant to the consulting agreement, Mr. Shuber will serve as a member of our Scientific Advisory Board. Mr. Shuber will also continue to assist with various of our research initiatives for a period of up to twelve months.  Payments under the consulting agreement will be equivalent to Mr. Shuber's current base salary as well as continued vesting of certain of Mr. Shuber’s stock options.

Our research and development efforts are primarily focused on the following areas:

Performance improvement.   In a recent research study that we conducted, Version II of our stool-based DNA screening technology demonstrated sensitivity and specificity results in excess of 80% for detecting colorectal cancer. While previous published studies for stool-based DNA screening have generally shown specificity above 90%, the specificity results in the Version II study were closer to 80%, a performance metric that may not be deemed clinically or commercially acceptable. The blinded study was designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool. This study involved the analysis of cancer samples from individuals whose colonoscopy results were positive for colorectal cancer. By contrast, our multi-center study in 2004, published in the New England Journal of Medicine, was comprised of cancer samples from an asymptomatic population. The Version II research study has not yet been accepted for publication in a peer-reviewed journal.

While it is not yet clear to us when Version II of our technology could be made commercially available, our future plans with regard to Version II may include seeking the FDA’s agreement that Version II qualifies as a “homebrew” testing service, seeking FDA clearance or approval on Version II in its assay form as a testing service, or working alone or with a partner to develop an FDA-approved in vitro diagnostic testing kit for colorectal cancer screening, all of which may require additional studies of the Version II technology. Moreover, transferring Version II from the laboratory to the commercial setting will still require the negotiation and licensing of necessary third-party intellectual property as well as the likelihood of additional technical and clinical validations of the technology to demonstrate, among other objectives, the reliability and reproducibility of the Version II results in general, as well as with respect to various patient populations and demographic segments.

While our research efforts to date have focused on the detection of colorectal cancer, some of the technologies that we are investigating may enable us to better detect pre-cancerous lesions, especially those that are most likely to progress to invasive colorectal cancer. As part of this effort, we have developed and are evaluating a new method for scanning regions of DNA at sites often associated with pre-cancerous lesion development.

Extensions to other cancers.   DNA Integrity Assay, or DIA®, is an epigenetic marker for the presence of cancer, as indicated by longer, less degraded strands of DNA. The presence of these longer strands of DNA is believed to be associated with escape from apoptosis (natural cell death), which itself is a hallmark of cancer. We have validated the DIA theory through collaboration with a bioinformatics company using a virtual model of cancer. In addition, several independent papers have been published that support our observations around DIA. We believe our proprietary DIA may potentially be applicable to the detection of other cancers in addition to colorectal cancer.

Sales and Marketing

The primary focus of our sales and marketing organization is to help build awareness surrounding stool-based DNA testing for colorectal cancer. Since the August 2003 commercial launch of PreGen-Plus, we have been working with LabCorp on various sales and marketing initiatives to help build awareness surrounding stool-based DNA testing. LabCorp’s large sales force of more than 600 calls on primary care physicians and promotes numerous products, including PreGen-Plus. We have built a strategic sales team of 11 highly experienced individuals to help strategically support the LabCorp sales force by building awareness of stool-based DNA testing. We recently decided to focus the entirety of our sales and marketing efforts primarily on the following constituents:  thought leaders and third party payors, including self-insured employers, managed care organizations, and the technology assessment groups within these organizations.

Our sales and marketing strategy is designed to address the needs of two major constituencies:

Thought Leaders.   Gastroenterologists are highly vocal in advocating colorectal cancer screening, and perform the vast majority of the reference standard diagnostic procedure, colonoscopy. They are also key to establishing new tests as standards of care for inclusion in screening guidelines.

Third-Party Payors.   Another important focus includes third party payors, including Medicare, major national and regional managed care organizations, insurance carriers and self-insured employer groups. The goals with these target groups are to educate these groups regarding the benefits of stool-based DNA testing in order to gain formal policy-level reimbursement for stool-based DNA testing.

To address these important constituencies, the following broad sales and marketing activities have been pursued :

Medical Education Programs.   We have and will continue to execute on numerous educational initiatives directed at luminaries in the field to build awareness and knowledge regarding the potential value of stool-based DNA testing. These include continuing medical education (“CME”) and non-CME symposia, publications, and speaker’s bureau programming. The goal of these efforts is to increase awareness of stool-based DNA testing and its potential role in reducing colorectal cancer mortality as well as to increase the likelihood of stool-based DNA testing being included in formal clinical practice guidelines.

Advocacy Development.   We continue to work with influential advocacy groups to promote their awareness of stool-based DNA testing and its potential value in clinical practice toward the goal of reducing mortality from colorectal cancer. We intend to continue to build on growing public awareness of colorectal cancer through our activities with these advocacy groups.

Managed Care Activities.   We continue to educate Medicare, major national and regional managed care organizations and insurance carriers, technology assessment groups and self-insured employer groups about the need and clinical rationale for stool-based DNA testing.

The FDA may not approve of certain sales and marketing initiatives of EXACT and, as such, could restrict or negatively impact our ability to build awareness around stool-based DNA testing.

Reimbursement

We are currently working to obtain national coverage and reimbursement approval for stool-based DNA testing from Medicare as well as major national and regional managed care organizations and insurance carriers, and self-insured employer groups. Medicare and other third-party payors will independently evaluate stool-based DNA screening by, among other things, reviewing the published literature with respect to the results obtained from clinical studies involving stool-based DNA testing. On December 29, 2004, we and others submitted an application to CMS for inclusion of stool-based DNA testing into the Medicare program. CMS has not approved stool-based DNA colorectal cancer screening for payment, has not yet accepted our request for a National Coverage Determination (NCD) and has sought additional information regarding the FDA regulatory status of PreGen-Plus which has delayed our application’s acceptance by CMS. In connection with our and LabCorp’s discussions with the FDA to respond to the CMS request, the FDA recently requested additional information relating to PreGen-Plus, including information regarding Effipure to determine how, if at all, the FDA would regulate PreGen-Plus or Effipure. On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device and cannot be commercially distributed without an appropriate premarket determination from FDA. LabCorp is currently discussing these matters with FDA with the goal of arriving at a regulatory and commercial solution that is acceptable to both FDA and LabCorp.

CMS will not deem the NCD application “complete” until CMS receives confirmation from the FDA that PreGen-Plus complies with current regulations of FDA.  The FDA may or may not communicate this determination to CMS in a timely manner or in a manner acceptable to CMS. After CMS is satisfied with the FDA’s determination of the regulatory status of PreGen-Plus, CMS may accept the NCD application, deeming it complete, or it may reject our application and request additional information or reject it outright. The timing of any acceptance of the NCD application or any subsequent coverage decision by CMS is out of our control and is dependent upon a favorable and confirmatory regulatory status determination by the FDA communicated to CMS. We would not expect CMS to make a coverage decision sooner than nine months from the date of any acceptance of the NCD application.

Government Regulation

Certain of our activities are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of certain technologies. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution.

Laboratories that make and perform laboratory-developed tests, known in the industry a “homebrew”, are not required to submit data on the test for FDA review. Instead, laboratories that develop their own clinical diagnostic test must follow the regulations of the Clinical Laboratory Improvement Amendments of 1988 (CLIA). We historically believed, since the commercial launch of PreGen-Plus in 2003, that PreGen-Plus met the requirements to qualify for regulation under CLIA as a homebrew test and that in-house testing utilizing certain of our technologies, and using any analyte specific reagent that we develop, do not require FDA approval or clearance. In light of recent communications between LabCorp and the FDA, however, the FDA has indicated that a premarket submission is necessary for PreGen-Plus as a medical device.

Accordingly, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. In addition, the FDA’s position on this could negatively affect our operations either through regulation or new enforcement initiatives directed at LabCorp or EXACT. Further, the FDA may not approve of certain sales and marketing initiatives of EXACT, which could negatively affect our ability to build awareness around stool-based DNA testing.

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

Regardless of whether a medical device requires FDA approval or clearance, a number of other FDA requirements apply to its manufacturer and to those who distribute it. Medical device manufacturers must be registered and their products listed with the FDA, and certain adverse events, correction and removals must be reported to the FDA. The FDA also regulates the product labeling, promotion, and in some cases, advertising, of medical devices. Manufacturers must comply with the FDA’s Quality System Regulation which establishes extensive requirements for design, quality control, validation and manufacturing. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. Analyte specific reagents must be manufactured in an environment designed to establish certain quality and consistency parameters. We have historically relied on external third party manufactures to meet these standards. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

We and our strategic partner, LabCorp, are also subject to U.S. and state laws and regulations regarding the operation of clinical laboratories. The federal Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and laws of certain other states impose certification requirements for clinical laboratories, and establish standards for quality assurance and quality control, among other things. Clinical laboratories are subject to inspection by regulators, and the possible sanctions for failing to comply with applicable requirements. Sanctions available under CLIA include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If LabCorp fails to meet any applicable requirements of CLIA or state law, it could interrupt the commercial sale of PreGen-Plus and otherwise cause us to incur significant expense.

In addition, the specimen containers that are used in connection with the PreGen-Plus test may also be deemed to be medical devices regulated by the FDA. Once a physician orders a test, the patient will need to receive a specimen container to collect the patient’s stool. Specimen transport and storage containers generally have been exempted by regulation from the FDA’s premarket clearance or approval requirement and much of the Quality System Regulation. We believe that the specimen container falls within an applicable exemption, but we cannot be sure that the FDA will not assert that the container is not exempt and seek to impose a premarket clearance or approval requirement on the container itself.

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

As of December 31, 2005, we had 37 patents issued and 20 pending patent applications in the United States and, in foreign jurisdictions, 54 patents issued and 58 pending applications. Our success depends to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for such products and technologies. We intend to continue to file patent applications covering newly-developed products or technologies.

Each of our patents generally has a term of 20 years from its respective priority filing dates. Consequently, our first patents are set to expire in 2016. We have filed terminal disclaimers in certain later-filed patents, which means that such later-filed patents will expire earlier than the twentieth anniversary of their priority filing dates.

We and a third-party institution have filed a joint patent application under the Patent Cooperation Treaty that will be co-owned by us and the third-party institution relating to the use of various DNA markers, including the DNA Integrity Assay, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool. This patent application does not relate to the detection of colorectal cancer and national rights are being pursued in the United States, Japan, Europe and Canada.

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

We license on an exclusive basis from Johns Hopkins University certain patents owned by JHU that relate to digital amplification of DNA. We believe that this license will allow us and our partners to develop and commercialize novel detection technologies to enhance the performance of our current technologies. In exchange for the license, we have agreed to pay JHU certain royalties on revenues received by us relating to our or our sublicensees’ sales of products and service.

We license on a non-exclusive basis from Beckman Coulter certain patents owned by Beckman Coulter that relate to its Single Based Extension (“SBE”) technology. The license provides us and our sublicensee, LabCorp, with the ability to use SBE in the PreGen-Plus test.

LabCorp also maintains and is currently negotiating additional third-party technology license and supply agreements that are necessary for their PreGen-Plus testing service. Historically, we have managed the supply chain components for the development and sale of Effipure to LabCorp. LabCorp recently agreed to manage this supply chain itself and to source components necessary for Effipure directly from outside vendors or, if appropriate, to develop one or more of such components itself. While LabCorp has access to certain levels of inventory of Effipure, there can be no assurance that such inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to establish the relationships necessary for the manufacture, supply, and assembly of Effipure components.

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

Currently, stool-based DNA detection faces competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as existing and possibly improved traditional screening tests such as immunochemical FOBT and improvements to colonoscopy. In addition, some competitors are developing serum-based tests, or screening tests based on the detection of proteins or nucleic acids produced by colon cancer in the blood. We believe that pharmaceutical and medical device marketing efforts directed at physicians represent competition for physician attention for the sales force selling PreGen-Plus.

We believe the principal competitive factors in the cancer screening market include:

•       high sensitivity;

•       high specificity;

•       non-invasiveness;

•       acceptance by the medical community, especially primary care medical practitioners;

•       adequate reimbursement from Medicare and other third-party payors;

•       price;

•       cost-effectiveness; and

•       patent protection.

Employees

As of December 31, 2005, we had forty-nine employees, five of whom have Ph.D.s and one of whom has an M.D. We currently have twenty-two employees engaged in research and development, seventeen employees in sales and marketing and ten employees in general and administration. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

Available Information

We were incorporated in the State of Delaware on February 10, 1995. Our executive offices are located at 100 Campus Drive, Marlborough, Massachusetts 01752. Our telephone number is 508-683-1200. Our Internet website address is http://www.exactsciences.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A.                Risk Factors

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

We have incurred losses since we were formed and have had only modest product and royalty fee revenues since the commercial launch of PreGen-Plus in August 2003. From our date of inception on February 10, 1995 through December 31, 2005, we have accumulated a total deficit of approximately $137.9 million. We expect that our losses will continue for at least the next several years and, depending upon our strategic direction, we may need to invest significant funds toward an FDA-approved test. Moreover, to build material demand for PreGen-Plus, we believe that substantial funds will likely need to be invested in sales and marketing efforts over the next several years. Given our current levels of cash and revenues, and without raising additional capital, we will not be able to spend the amounts that we believe will likely be necessary to fund these investments. If our revenue does not grow significantly, we will not be profitable. We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.

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

•       the regulatory requirements for PreGen-Plus and the timing of any required regulatory filing and approval process;

•       whether LabCorp continues to offer PreGen-Plus commercially;

•       inclusion of stool-based DNA screening in colorectal cancer screening guidelines;

•       material investment in sales and marketing;

•       material investment in product development;

•       acceptance, endorsement and formal policy approval of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•       effective LabCorp sales and sales management personnel and processes to educate physician staffs regarding PreGen-Plus and patient compliance;

•       effective EXACT personnel to educate third-party payors, managed care organizations, and technology assessment groups regarding stool-based DNA screening;

•       patient acceptance of PreGen-Plus, including its novel sample collection process;

•       stool-based DNA screening becoming a standard of care among prescribing physicians;

•       the impact that the publication of our multi-center and other study results and accompanying editorials in a peer-reviewed journal have on market acceptance of PreGen-Plus; and

•       the quality and service of the LabCorp testing process.

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

Since commercial launch of PreGen-Plus in August 2003, LabCorp has offered the PreGen-Plus testing service as an in-house developed laboratory test, or “homebrew”; a category of tests that has historically been treated as exempt from FDA premarket clearance or approval requirements. In light of recent communications between LabCorp and the FDA, however, the FDA has indicated that a premarket submission is necessary for PreGen-Plus as a medical device.  On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device. The FDA also indicated that the device “cannot be commercially distributed without an appropriate premarket determination from the FDA.” LabCorp is currently discussing this matter with the FDA with the goal of arriving at a regulatory and commercial solution that is acceptable to both the FDA and LabCorp. In connection with the FDA’s ongoing discussions with LabCorp, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. In addition, the FDA’s position on this could negatively affect our operations either through regulation or new enforcement initiatives directed at LabCorp or EXACT. Further, the FDA may not approve of certain sales and marketing initiatives of EXACT, which could negatively affect our ability to build awareness around stool-based DNA testing.

Moreover, any analyte specific reagent or general purpose laboratory equipment that we provide in connection with LabCorp’s PreGen-Plus testing service will be subject to a number of FDA requirements,

including compliance with restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas, including, for example, requiring premarket approval or clearance for PreGen-Plus or Effipure, could cause material interruption in LabCorp’s ability to continue offering the PreGen-Plus testing service and could significantly increase our expenses and limit our revenue and profitability.

Our ability to generate revenue depends on LabCorp’s commercial sales of PreGen-Plus.

Our current operating revenue is dependent upon LabCorp’s commercial sales of PreGen-Plus. We cannot assure you that we or LabCorp will be successful in achieving sufficient sales of PreGen-Plus for us to become profitable, nor can we be certain that LabCorp, in light of FDA regulatory action, will keep PreGen-Plus on the market.

If we or LabCorp are unsuccessful in our efforts to obtain FDA regulatory clearance or approval and increase awareness and sales of PreGen-Plus, our revenues will be limited and our ability to become profitable will be materially adversely affected. Moreover, given the number of products that LabCorp sells, we cannot assure you that LabCorp will devote the substantial level of resources and attention necessary to make PreGen-Plus commercially successful. Any failure of the LabCorp sales force or our sales and marketing employees, in whole or in part, to give continued and sustained focus to PreGen-Plus would harm the demand creation for PreGen-Plus and, in turn, could materially adversely effect our revenues and delay any performance-based payments for which we might otherwise be eligible, based on substantial sales volumes, under our strategic agreement with LabCorp. Any change in the senior management or organizational structure within LabCorp or EXACT Sciences, could also negatively impact our ability to successfully commercialize PreGen-Plus.

Further, laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample and sample processing deficiencies and efforts to obtain third-party reimbursement all influence the rate of market adoption of PreGen-Plus. If LabCorp encounters difficulty performing PreGen-Plus tests on an accurate and timely basis or has difficulty obtaining reimbursement, our revenue could be materially and adversely affected. Future demand for the PreGen-Plus test may require LabCorp to further optimize operational and quality assurance processes to support commercial testing. No assurance can be given that such improvements will be successfully implemented by LabCorp, and failure to do so could adversely affect our ability to generate revenues.

Our business is substantially dependent on the success of our strategic agreement with LabCorp.

We have a strategic alliance with LabCorp, under which we licensed to LabCorp certain of our technologies that are required for the commercialization of PreGen-Plus. The license to LabCorp is exclusive within the United States and Canada for a five-year term followed by a non-exclusive license for the life of the underlying patents. LabCorp has the ability to terminate this agreement for, among other things, a material breach by us. If LabCorp were to terminate the agreement, fail to meet its obligations under the agreement or otherwise decrease its commitment to PreGen-Plus, our revenues would be materially adversely affected, the commercialization of PreGen-Plus would be interrupted and we could become insolvent. Further, we cannot guarantee that we would be able to enter into a similar agreement with another company to commercialize this technology. Moreover, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue and performance thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement.

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

We cannot control whether LabCorp will devote sufficient resources to PreGen-Plus under our strategic agreement or whether it will elect to pursue the development or commercialization of newer versions of stool-based DNA testing or competing products or services. Disagreements with LabCorp could delay or terminate the continued commercialization of PreGen-Plus by LabCorp or result in litigation or arbitration, any of which would have a material adverse effect on our business, financial condition and results of operations. Moreover, if we are unsuccessful in managing our strategic relationship with LabCorp, we would be required to enter into other strategic relationships for the commercialization of PreGen-Plus or attempt to commercialize the testing service ourselves. We cannot assure you that we would be able to license our technology to another commercial laboratory or otherwise successfully commercialize the testing service, and our failure to do either of the foregoing would materially and adversely affect our ability to generate revenues.

If Medicare and other third-party payors, including managed care organizations, do not issue positive policy decisions approving reimbursement for PreGen-Plus, the commercial success of PreGen-Plus would be compromised.

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare, and covered by managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of virtually any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; reliable, safe and effective, medically necessary; appropriate for the specific patient and cost-effective. Currently, only a limited number of third-party payors have issued formal policy approving payment for stool-based DNA testing. Furthermore, the Centers for Medicare and Medicaid Services (CMS) have not yet approved stool-based DNA testing for colorectal cancer for payment, CMS has not yet accepted our request for a National Coverage Determination and CMS has sought additional information regarding the FDA regulatory status of PreGen-Plus, which has delayed our application’s acceptance.

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

If we or LabCorp are unable to obtain a positive policy decision from CMS or other third-party payors, including managed care organizations, approving reimbursement for PreGen-Plus, the commercial success of PreGen-Plus would be compromised and our revenues would be significantly limited.

Our business would suffer if we, or LabCorp, are unable to license certain technologies or obtain raw materials and components or if certain of our licenses were terminated.

LabCorp’s current configuration of PreGen-Plus requires access to certain technologies and supplies of raw materials, including elements relating to the Effipure microtiter plates, for which licensing and supply agreements are required. Similarly, the commercialization of Version II of our stool-based DNA screening technology will require that we or LabCorp license certain third-party intellectual property.  There can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, if at all. Historically, we have managed the supply chain components for the development and sale of Effipure to LabCorp. LabCorp recently agreed to manage this supply chain itself and to source components necessary for Effipure directly from outside vendors or, if appropriate, to develop one or more of such components itself. While LabCorp has access to certain levels of inventory of Effipure, there can be no assurance that LabCorp will be able to negotiate commercially acceptable agreements with the third-party vendors in this supply chain, nor that LabCorp will be able to enter into such agreements at all.  There also can be no assurance that existing Effipure inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to establish the relationships necessary for the manufacture, supply, and assembly of Effipure components. Failure to transition this supply chain successfully could have a material adverse affect on the supply of raw materials necessary for LabCorp to perform the PreGen-Plus testing service which could interrupt the sale and delivery of the testing service and materially affect our revenues. In the event LabCorp is able to enter into these third-party agreements, any such licenses or supply agreements may require us or LabCorp to pay royalties or other fees to third parties, which would have an adverse effect on our revenues or gross margin. Furthermore, there can be no assurance that any current contractual arrangements between us and third parties, us and LabCorp, LabCorp and vendors in the Effipure supply chain, or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we or LabCorp will be able to enter into any future relationships necessary to the continued commercial sale of PreGen-Plus or necessary to our realization of material revenues. Any failure to obtain necessary technologies or raw materials for Effipure or the PreGen-Plus testing service overall would require PreGen-Plus to be re-configured which could interrupt the testing service entirely, negatively impact its commercial sale and increase the costs associated with PreGen-Plus, any one of which could have a material adverse effect on our revenues and gross margin, respectively.

If our clinical studies do not prove the superiority, reliability, or effectiveness of stool-based DNA testing, we may experience reluctance or refusal on the part of guidelines writers to include stool-based DNA testing within screening guidelines as well as a reluctance or refusal on the part of  physicians to order, and third-party payors to pay for tests based on PreGen-Plus.

If the results of our research and clinical studies do not convince third party payors, physicians, thought leaders and colorectal cancer screening guideline writers of the clinical value of PreGen-Plus, we and LabCorp may never successfully commercialize PreGen-Plus and, as a consequence, we may not be able to remain a viable business.

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

In October 2001, Mayo Clinic initiated a study of the prototype bead-based version of our technology that was intended to include approximately 4,000 patients at average risk for developing colorectal cancer. This three-year study was designed to compare the results of our prototype technology with those of the Hemoccult II, a common first-line colorectal cancer screening option. The Mayo study was principally powered for the detection of screen relevant neoplasia (a category that includes high grade dysplasia, invasive cancer, and adenomas ≥1cm) rather than invasive cancers as a stand alone category. After this study commenced, Hemoccult Sensa®, another brand of FOBT, was added to the study. Subsequently, we and the Mayo Clinic sought to include  the Effipure technology in the study to improve DNA yield, rather than relying solely on the prototype technology alone. In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while our prototype technology was nearly twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia, Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, our prototype technology in the detection of cancer among the thirteen cancer samples collected in the study. We believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology. Thought-leading gastroenterologists, guidelines organizations, primary care physicians, payors and others may, despite the small sample size referenced above, assign significance to this preliminary data, especially if published by the NCI or Mayo Clinic, which may significantly adversely affect continued commercialization of the testing service.

If the results of our research and clinical studies, including the results of the Mayo Clinic study (especially in contrast to the results of the 2003 multi-center study referenced above), do not convince thought-leading gastroenterologists, guidelines organizations, primary care physicians, third party payors and patients that tests using our technologies are reliable, effective and/or superior to existing screening methods, including Hemoccult II and Hemoccult Sensa, or show that our technologies are superior but not by a large enough margin to affect prevailing clinical practice, we may experience reluctance or refusal on the part of screening guidelines writers to include stool-based DNA screening in such guidelines (including within the guidelines of the American Cancer Society, American College of Gastroenterology, and the American Gastroenterology Association) as well as a reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests using our technologies, which could slow the demand for, and successful commercialization of, PreGen-Plus.

If PreGen-Plus cannot be effectively sold at a price acceptable to the market or acceptable to the writers of screening guidelines, the successful commercialization of PreGen-Plus would be materially harmed.

The success of PreGen-Plus depends, in material part, on the ability of LabCorp to price the test at a level acceptable to consumers, physicians, third-party payors, and the writers of colorectal cancer screening guidelines. Currently, screening for colorectal cancer using our technologies is more expensive than FOBT because it is labor-intensive and uses highly complex processes and expensive reagents. The price differential between stool-based DNA testing and FOBT, when compared with the performance differential between the two screening modalities, may be viewed as too significant to endorse stool-based DNA screening for guidelines inclusion. In order to make PreGen-Plus less costly and more commercially attractive to consumers, physicians, third party payors, and guidelines writers, LabCorp will need to reduce the costs of tests using our technologies through significant automation of key operational processes or other cost savings procedures. There can be no assurance that such parties, including Medicare, will pay for PreGen-Plus at levels that will enable us to earn a profit, if at all and there can be no assurance that stool-based DNA testing will be included within screening guidelines, regardless of the performance of the technology. If LabCorp fails to create and improve technologies that sufficiently reduce costs, LabCorp’s sales of PreGen-Plus and, as a result, our revenues may be limited. Moreover, if LabCorp is unable to sell a sufficient number of tests at favorable pricing levels, we will not be successful and we may not be able to remain viable as a company.

If the Effipure technology and our or LabCorp’s other technological advancements do not increase the performance of PreGen-Plus in a cost effective manner, the demand for PreGen-Plus may be negatively impacted

We continue to work to improve the performance characteristics of stool-based DNA testing through research on technical innovations. However, there can be no assurance that future generations of PreGen-Plus, or the commercial version of the PreGen-Plus test currently offered by LabCorp will have sufficient sensitivity and specificity or performance to be commercially successful. There also can be no assurance that the sample handling protocols employed by LabCorp for PreGen-Plus are adequate to prevent DNA degradation and resulting negative impacts on test performance.

We have conducted studies of fecal DNA testing that have included Effipure technology.  These studies, which have consisted of cohorts from previously conducted clinical studies, including the multi-center study, have shown that fecal DNA testing that includes Effipure detected cancer in additional samples that the original bead-based version of fecal DNA testing did not.  However, the number of samples in each of these studies has been small and the ranges of sensitivity improvement with Effipure have been broad, thus making it difficult to definitively quantify the increased sensitivity with Effipure, as compared to the prototype test.  In a recent research study that we conducted, designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool, Version II of our stool-based DNA screening technology demonstrated sensitivity and specificity results in excess of 80% for detecting colorectal cancer.While previous published studies for fecal-DNA screening have generally shown specificity above 90%, the specificity results in the Version II study were closer to 80%, a performance metric that may not be deemed clinically or commercially acceptable. There can be no assurance that the overall performance characteristics, or that the design of the Version II research study, will be viewed favorably by thought-leaders, physicians, and consumers or that LabCorp will be able to achieve similar levels of performance in future versions of its PreGen-Plus testing service.  The blinded study was designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool.  This study involved the analysis of cancer samples from individuals whose colonoscopy results were positive for colorectal cancer.  By contrast, our multi-center study, published in the New England Journal of Medicine in 2004, was comprised of cancer samples from an asymptomatic population.  There can be no assurance that the population from which the cancer samples were obtained for the Version II study will be viewed as sufficient to support clinical or market acceptance of the Version II research study results.  In addition, the Version II research study has not yet been accepted for publication in a peer-reviewed journal and there can be no assurance that the Version II study will be accepted for publication by a peer-reviewed journal, or by a peer-reviewed journal of a caliber necessary to support clinical or market acceptance of the Version II study results.  Additionally, if future generations of the PreGen-Plus test, or the commercial version of the PreGen-Plus test with Effipure or with DNA capture technology even more advanced than Effipure, do not demonstrate a sufficiently significant increase in the sensitivity or performance over that of the prototype technology in a cost effective manner, sufficient demand for our stool-based DNA screening technologies may never be realized or such demand could be significantly reduced, either of which would have a material adverse effect on our revenues.

In addition, in connection with the FDA’s review of PreGen-Plus and Effipure, the FDA has indicated that a premarket submission is required for Effipure and PreGen-Plus. We cannot assure you that LabCorp’s use of Effipure and its marketing and sale of PreGen-Plus will not be delayed, halted or prevented. Additionally, the FDA may initiate enforcement action which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our commercial prospects.

If an insufficient number of medical practitioners order and reorder tests using our technologies, our revenue and profitability will be limited.

If a sufficient number of medical practitioners are not convinced to order and reorder PreGen-Plus, we will not become profitable. An important element to the successful commercialization of PreGen-Plus is the inclusion of stool-based DNA testing in colorectal cancer screening guidelines (the guidelines of the

American Cancer Society, the American College of Gastroenterology, and the American Gastroenterology Association). Gastroenterologists and primary care physicians will have to be made aware of the benefits of stool-based DNA testing through published papers, presentations at scientific conferences, favorable results from clinical studies and obtaining reimbursement from insurers. Our failure to be successful in these efforts or to be included within colorectal cancer screening guidelines would make it difficult to convince medical practitioners to order and reorder PreGen-Plus for their patients which would limit our revenues and materially adversely affect our business.

We may experience limits on our revenue if only a small number of people decide to be screened for colorectal cancer using our technologies.

Even if our technologies are superior to other colorectal cancer screening options, adequate third-party reimbursement is obtained and we convince medical practitioners to order tests using our technologies, only a small number of people may decide to be screened for colorectal cancer. Despite the availability of current colorectal cancer screening methods as well as the recommendations of the American Cancer Society that all Americans over the age of 50 be screened for colorectal cancer, a majority of these individuals do not complete a colorectal cancer screening test. If only a small portion of the recommended population is regularly screened for colorectal cancer or decides to utilize colorectal cancer screening tests using our technologies, we will, despite our efforts, experience limits on our revenue and our business would be materially harmed.

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

As of December 31, 2005, we have 37 issued patents and 20 pending patent applications in the United States and we also have 54 issued foreign patents and 58 pending foreign patent applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. A third party has opposed one of our issued European patents relating to the enumerative analysis of nucleic acids in biological samples. A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

We rely on contract manufacturers and suppliers for certain components for our technologies. We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for certain elements used in LabCorp’s PreGen-Plus testing service, including Effipure. Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into, maintain, or effectively transition these agreements and relationships with such suppliers on a timely basis on acceptable terms, if at all. Historically, we have managed the supply chain components for the development and sale of Effipure to LabCorp. LabCorp recently agreed to manage this supply chain itself and to source components necessary for Effipure directly from outside vendors or, if appropriate, to develop one or more of such components itself. While LabCorp has access to certain levels of inventory of Effipure, there can be no assurance that LabCorp will be able to negotiate commercially acceptable agreements with the third-party vendors in this supply chain, nor that LabCorp will be able to enter into such agreements at all. There also can be no assurance that existing Effipure inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to establish the relationships necessary for the manufacture, supply, and assembly of Effipure components. Furthermore, prior to August 2003, stool-based DNA testing had never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all. If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for LabCorp’s PreGen-Plus testing service, LabCorp may need to reconfigure its PreGen-Plus testing service which would result in delays in commercialization or an interruption in sales and would materially adversely impact our revenues.

If the Effipure technology is replaced in commercial use by new or improved technologies, existing Effipure inventories could become obsolete, which could require the write-off of existing inventory that would negatively impact our gross margins and profitability.

We have historically purchased certain Effipure components from contract manufacturers pursuant to minimum purchase commitments. We carry Effipure components purchased pursuant to these minimum purchase commitments in our inventory until they are shipped to LabCorp for use in processing PreGen-Plus tests. During calendar 2004 and 2005, we purchased approximately $1.4 million in Effipure components under these purchase commitments. As of December 31, 2005, our future minimum purchase commitment in connection with Effipure contract manufacturers was approximately $0.7 million. If test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), or if Effipure is replaced in commercial use by LabCorp, we may need to make additional provisions for excess or obsolete inventory, which would have a negative impact on our gross margins and operating results. In addition, we have exited the supply chain management role associated with Effipure manufacture and LabCorp will now be responsible for  the procurement and supply chain management of Effipure. The costs associated with any such transition could be significant and could  include write downs of current inventory, costs to transfer on-hand inventory to LabCorp and costs associated with the transfer or cancellation of certain contracts in the current supply chain.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Don M. Hardison, our President and Chief Executive Officer. Although Mr. Hardison has signed a non-disclosure and assignment of intellectual property agreement and a non-compete agreement, he has no employment agreement currently in place. We also have a severance agreement with Mr. Hardison that provides for twelve months severance under certain circumstances. The efforts of Mr. Hardison will be critical to us as we continue to pursue our business goals.

Effective March 10, 2006, Anthony Shuber, our Chief Technology Officer, resigned from his employment and on March 13, 2006, we entered into a consulting agreement with Mr. Shuber.  Pursuant to the consulting agreement, Mr. Shuber will serve as a member of our Scientific Advisory Board. Mr. Shuber will also continue to assist with various of our research initiatives for  a period of up to twelve months.  Payments under the consulting agreement will be equivalent to Mr. Shuber's current base salary as well as continued vesting of certain of Mr. Shuber’s stock options.

Mr.  Shuber has been critical to our research and development goals and technology improvements, and there can be no assurance that we will be able to pursue and effectively accomplish our research and development goals with Mr. Shuber in the status of consultant. If we were to lose Mr. Hardison, and with Mr. Shuber no longer serving as our Chief Technology Officer, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

Moreover, having founded our Company more than eleven years ago, Stanley Lapidus resigned as Chairman of the Board effective December 1, 2005, but continues as a director of the Company.  As of January 20, 2006, Sally Crawford, a board member of EXACT since August 1999, and Chair of our Audit Committee, was elected to serve as Chairperson of the Board.

If weare unable to attract the expertise necessary to develop and seek regulatory approval for an in vitro diagnostic kit, we may not be able to bring more advanced technologies to market

Recently we announced research results on Version II of our stool-based DNA screening technology that was realized utilizing a marker panel comprised of only two markers. We may seek to configure this test as an in vitro diagnostic kit and seek regulatory approval with the FDA. There can be no assurance that we will be able to hire the personnel necessary to develop this product, that we will have the clinical data necessary and sufficient to support an FDA filing, or that an FDA filing on such a product will ultimately be approved.  If we cannot execute successfully in these areas, our introduction and commercialization of Version II of our technology may be delayed or may never occur. Moreover, transferring Version II from the laboratory to the commercial setting will require the negotiation and licensing of necessary third-party intellectual property as well as the likelihood of additional technical and clinical validations of the technology.  There can be no assurance that such clinical or technical validations will be consistent with the above research results, that the Version II technology will perform equally well in all patient populations and segments, or that such technical and clinical validations will support the commercial introduction of Version II. Moreover, there can be no assurance that the third-party intellectual property that is needed to commercially launch Version II can be obtained on favorable terms, if at all.

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

Our common stock is listed on The NASDAQ National Market under the symbol “EXAS.”   Factors affecting our stock price may include:

•       FDA regulation of our or LabCorp’s products and services;

•       inclusion of stool DNA screening in colorectal cancer screening guidelines;

•       technological innovations or new products and services by us or our competitors;

•       clinical trial results relating to the PreGen-Plus test, stool-based DNA testing in general, or technologies of our competitors;

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

As of December 31, 2005, we occupied approximately 37,000 square feet of space in our headquarters located in Marlborough, Massachusetts under a lease which expires in July 2010. We amended the lease, effective January 20, 2005, to reduce the total space occupied under the lease from approximately 56,000 square feet to 37,000 square feet. We also lease approximately 4,500 square feet in Maynard, Massachusetts under a lease that expires on August 31, 2006. We do not expect to renew our lease in Maynard, Massachusetts upon expiration. We believe that these facilities will be adequate to meet our space requirements for the foreseeable future.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ National Market under the symbol “EXAS.” The following table provides, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ National Market.

	High	Low
2005
First quarter	$4.83	$2.99
Second quarter	3.69	2.05
Third quarter	2.75	1.77
Fourth quarter	2.50	1.34
2004
First quarter	$10.49	$6.57
Second quarter	8.40	5.58
Third quarter	6.14	3.17
Fourth quarter	4.09	2.41

As of December 31, 2005, there were approximately 26,350,948 shares of our common stock outstanding held by approximately 97 holders of record.

We have never paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future.

During the quarter ended December 31, 2005, there were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Item 6.                        Selected Financial Data

The selected historical financial data set forth below as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent registered public accountants and which are included elsewhere in this Form 10-K. The selected historical financial data as of December 31, 2001,  2002 and 2003 and for the years ended December 31, 2001 and 2002 are derived from our audited financial statements not included elsewhere in this Form 10-K.

The selected historical financial data should be read in conjunction with, and are qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and notes thereto and the report of independent public auditors included elsewhere in this Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Product royalty fees	$—	$—	$8	$166	$206
License fees	51	886	2,871	4,514	3,828
Product	—	11	22	255	216
	51	897	2,901	4,935	4,250
Cost of revenue	—	9	22	487	566
Gross profit	51	888	2,879	4,448	3,684
Operating expenses:
Research and development	13,335	19,989	17,084	10,901	7,843
Sales and marketing	2,211	4,172	7,363	5,697	5,618
General and administrative	6,867	5,529	6,152	6,547	4,726
Restructuring	—	—	—	—	626
Stock-based compensation (1)	3,788	2,043	1,118	498	505
	26,201	31,733	31,717	23,643	19,318
Loss from operations	(26,150)	(30,845)	(28,838)	(19,195)	(15,634)
Interest income	2,665	962	498	672	1,114
Net loss	$(23,485)	$(29,883)	$(28,340)	$(18,523)	$(14,520)
Net loss per common share:
Basic and diluted	$(1.42)	$(1.62)	$(1.50)	$(0.73)	$(0.55)
Weighted average common shares outstanding:
Basic and diluted	16,487	18,433	18,911	25,334	26,270
Balance Sheet Data:
Cash and cash equivalents	$56,843	$17,439	$14,200	$13,092	$13,007
Marketable securities	—	26,407	13,606	37,188	21,112
Total assets	63,100	50,086	34,681	56,111	37,845
Total liabilities	4,133	11,737	22,453	18,128	13,224
Stockholders’ equity	58,967	38,349	12,228	37,983	24,621
(1) The following table summarizes the departmental allocation of stock based compensation:
	2001	2002	2003	2004	2005
Research and development	$898	$478	$249	$221	$113
Sales and marketing	—	—	—	—	159
General and administrative	2,890	1,565	869	277	233
Total	$3,788	$2,043	$1,118	$498	$505

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in “Item 1A. Risk Factors’’ of this Form 10-K in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

•       working with LabCorp on activities in support of the commercialization of PreGen-Plus; and

•       sales and marketing efforts in support of PreGen-Plus.

We have generated limited operating revenues since our inception and, as of December 31, 2005, we had an accumulated deficit of approximately $137.9 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of personnel, the initiation of marketing programs and the build-out of our sales infrastructure to support the commercialization and marketing of PreGen-Plus. We expect that our losses will continue for the next several years as a result of continuing research, development, sales and marketing expenses.

LabCorp launched PreGen-Plus commercially in August 2003. From the date of launch through December 31, 2005, LabCorp had accessioned approximately 8,800 PreGen-Plus samples, including approximately 4,000 samples during the year ended December 31, 2005. Since the commercial launch of PreGen-Plus, LabCorp has offered the testing service as an in-house developed laboratory test, or “homebrew.” Homebrew tests have historically been treated as exempt from FDA premarket clearance or approval requirements. On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device. The FDA also indicated that the device “cannot be commercially distributed without an appropriate premarket determination from the FDA.”  LabCorp is currently discussing this matter with FDA with the goal of arriving at a regulatory and commercial solution that is acceptable to both the FDA and LabCorp. We cannot assure you that the FDA will not determine that Effipure, in whole or in part, requires premarket approval, in which case, LabCorp’s use of Effipure could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our business.

To build material demand for PreGen-Plus, we believe that stool-based DNA testing must be included in screening guidelines and that substantial funds will likely need to be invested in sales and marketing efforts over the next several years, among other things, to achieve broad patient awareness and acceptance of PreGen-Plus, including its novel sample collection process, to make stool-based DNA screening a standard of care among prescribing physicians and to educate physicians and their office staffs to facilitate patient compliance. Whether we are able to succeed in building this demand, we believe depends upon numerous factors including whether stool-based DNA screening is included in screening guidelines and whether we or LabCorp invest these sums. Currently, we do not have, and we cannot assure you that LabCorp will devote, the funds that we believe are likely necessary to build material demand for PreGen-Plus. Moreover, even if sufficient amounts are invested in sales and marketing efforts, our success will also depend upon a number of factors that are largely out of our control, including the following:

•       the regulatory requirements for PreGen-Plus and the timing of any required regulatory filing and approval process;

•       whether LabCorp continues to offer PreGen-Plus commercially;

•       inclusion of stool-based DNA screening in colorectal cancer screening guidelines;

•       material investment in sales and marketing;

•       material investment in product development;

•       acceptance, endorsement and formal policy approval of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•       effective LabCorp sales and sales management personnel and processes to educate physician staffs regarding PreGen-Plus and patient compliance;

•       effective EXACT personnel to educate third-party payors, managed care organizations, and technology assessment groups regarding stool-based  DNA screening;

•       patient acceptance of PreGen-Plus, including its novel sample collection process;

•       stool-based DNA screening becoming a standard of care among prescribing physicians;

•       the impact that the publication of our multi-center and other study results and accompanying editorials in a peer-reviewed journal have on market acceptance of PreGen-Plus; and

•       the quality and service of the LabCorp testing process.

Our revenue is comprised of product royalty fees on PreGen-Plus tests sold by LabCorp, product revenue from the sale to LabCorp of Effipure components, which are used by LabCorp in processing PreGen-Plus tests, and the amortization of license fees for the licensing of product rights to LabCorp under our strategic license agreements. We expect that product royalty fees and product revenue for 2006 will be substantially consistent with amounts recorded in 2005. Until such time as some or all of the factors outlined above are in place, we do not expect material royalty revenue growth. We account for

PreGen-Plus royalty fees on a cash basis and expect to continue to do so until such time as we have sufficient history and experience to estimate the percentage of PreGen-Plus accessions that will ultimately result in revenue for us. Laboratory operating factors incurred at LabCorp such as turnaround times for the testing process, possible pre- and post-analytical sample and sample processing deficiencies and third-party reimbursement all influence whether an accession by LabCorp will eventually be recognized as revenue by us. We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period. License fee revenue for 2006 is expected to be higher than license fee revenue recorded in 2005 due to the one time, non-cash reduction in license fee revenue of $0.6 million recorded in the quarter ended June 30, 2005 in connection with the extension of a warrant issued to LabCorp. See complete discussion of the accounting treatment of the LabCorp warrant extension in the “Revenue” section of “Results of Operations” below.

Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies. Our research and development efforts in 2006 will focus on improving the sensitivity and other performance aspects of our stool-based DNA screening technology for colorectal cancer and thus we do not expect to engage in large-scale clinical trials. However, if we pursue a product development strategy and seek FDA approval relating to Version II of our technology, or relating to PreGen-Plus in whole or in part, we may need to invest substantial sums in research or clinical studies associated with such efforts as well as substantial sums in the design and development of one or more stool-based DNA colorectal cancer screening products. If we do not pursue this product development strategy, we expect research and development expenses in 2006 to be materially consistent with 2005 levels.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses and professional fees. We expect selling, general and administrative expenses to be flat in 2006 as compared 2005.

Stock-based compensation expense, a non-cash expense, includes charges resulting from the difference between the exercise price and deemed fair value of common stock on the date of grant for certain options granted prior to our initial public offering. The stock-based compensation expense related to options granted prior to our initial public offering was amortized on an accelerated method over the vesting period of the applicable options, which was generally 60 months, and ended in 2005. Stock-based compensation expense also includes common stock awards and stock options granted to non-employees, which are recorded at fair value based on the fair value measurement criteria of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) as well as common stock grants made to members of our Board of Directors as compensation for their services as Board members in lieu of cash payments.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share based payments is no longer an alternative to financial statement recognition.

We plan on adopting SFAS No. 123(R) effective January 1, 2006 using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. We expect the adoption of SFAS No. 123(R) to have a material effect on our financial statements, in the form of additional compensation expense, on a quarterly and annual basis. We expect to record total stock-based compensation expense of between $4.0 million and $5.0 million during 2006 in our consolidated statements of operations as a result of the adoption of SFAS No. 123(R). However, the actual expense recorded as a result of the adoption of SFAS No. 123(R) may differ materially from this range as a result of changes in the number of options granted annually by our Board of Directors, the price of our common stock, volatility of our stock price, the estimate of the expected life of options granted and risk free interest rates as measured at the grant date.

Significant Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and intangible assets. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition.   License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalties fees earned on PreGen-Plus tests performed by LabCorp are based upon the customer’s remittance to LabCorp, not the amount billed. Until such time as we have sufficient history and experience to estimate the percentage of PreGen-Plus accessions to LabCorp that will ultimately result in revenue for us, we will continue to recognize royalties as LabCorp customers make payments. The timing of payments to LabCorp is uncertain because of the variable time lag between invoicing and payment and the number of parties involved in the reimbursement process.

Product revenue from the sale of certain components of our Effipure™ technology to LabCorp is recognized upon shipment of the components provided that title passes, the price is fixed or determinable and collection of the receivable is probable. We bear the risk of obsolescence related to the Effipure inventory.

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

Results of Operations

Comparison of the years ended December 31, 2005 and 2004

Revenue.   Total revenue decreased to $4.3 million for the year ended December 31, 2005 from $4.9 million for the year ended December 31, 2004. Revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the exclusive license period and, to a lesser extent, royalties on LabCorp’s sales of PreGen-Plus (LabCorp’s colon cancer screening testing service), and sales of Effipure units to LabCorp. The decrease in revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily the result of a one-time, non-cash reduction in revenue of $0.6 million recorded in June 2005 in connection with the amendment of a warrant originally issued to LabCorp in June 2002 to purchase 1,000,000 shares of our common stock, at an exercise price of $16.09 per share (the “LabCorp Warrant”). At the time of issuance, the LabCorp Warrant had an expiration date of June 26, 2005. On June 24, 2005, we entered into an amendment to the LabCorp Warrant to extend the expiration date of the LabCorp Warrant to August 13, 2008, which is the expiration date of the exclusive period under our license agreement with LabCorp. All other terms of the LabCorp Warrant were unaffected. We assigned a value to the LabCorp Warrant extension of $0.6 million using the Black-Scholes option pricing model. In accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, we recorded the cost of the LabCorp Warrant extension as a one-time, non-cash reduction in license fee revenue of $0.6 million in the quarter ended June 30, 2005.

Cost of revenue.   Total cost of revenue increased to $0.6 million for the year ended December 31, 2005 from $0.5 million for the year ended December 31, 2004. The cost of product revenue includes the costs of Effipure components while the cost of product royalty revenue represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus. The increase in the cost of product revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was the result of an increase in charges resulting from the write-off of excess and expired Effipure inventory units, partially offset by a decrease in the number of Effipure components shipped to LabCorp during the year ended December 31, 2005 versus the year ended December 31, 2004. We recorded charges of approximately $0.4 million and $0.2 million during the years ended December 31, 2005 and 2004, respectively, to write-off excess and expired Effipure inventory units.

We have entered into several agreements with various suppliers and manufacturers for certain components utilized in the Effipure technology which we sell to LabCorp. Pursuant to these agreements, we have contractual commitments ($0.7 million at December 31, 2005) to certain Effipure contract manufacturers that require us to pay minimum dollar amounts over the life of the commitments, which expire in April 2006. As we fulfill these minimum purchase commitments, if test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), or if Effipure is replaced in commercial use by LabCorp, we may need to make additional provisions for excess or obsolete inventory. Our reliance on contract manufacturers exposes us to a number of risks, including reduced control over manufacturing capacity and component availability, product completion and delivery times, product quality, manufacturing costs and inadequate or excess inventory levels which could lead to additional charges for excess or obsolete inventory. As of December 31, 2005, the carrying value of our Effipure inventory was $0.4 million and was recorded under the caption “Prepaid expenses and other current assets” in our consolidated balance sheets.

Historically, we have managed the supply chain components for the development and sale of Effipure to LabCorp. LabCorp recently agreed to manage this supply chain itself and to source components necessary for Effipure directly from outside vendors or, if appropriate, to develop one or more of such components itself. While LabCorp has access to certain levels of inventory of Effipure, there can be no assurance that LabCorp will be able to negotiate commercially acceptable agreements with the third-party vendors in this supply chain, or that LabCorp will be able to enter into such agreements at all. There also can be no assurance that existing Effipure inventory levels will be sufficient to support the processing of

PreGen-Plus tests for the period of time necessary for LabCorp to establish the relationships necessary for the manufacture, supply, and assembly of Effipure components or that LabCorp will not replace Effipure in commercial use. We are currently in the process of transitioning the procurement and supply chain management of Effipure to LabCorp. If LabCorp replaces the Effipure technology in commercial use with new or improved technologies, our existing Effipure inventories could become obsolete, which could require the write-off of the then current value of the Effipure inventory and approximately $0.4 million in intellectual property related specifically to Effipure.

Research and development expenses.   Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $7.8 million for the year ended December 31, 2005 from $10.9 million for the year ended December 31, 2004. This decrease was primarily the result of actions taken in February 2005 to focus research and development efforts on improving the sensitivity and other performance aspects of our technologies and associated cost reductions. As described under the heading “Restructuring” below, we discontinued certain research efforts and reduced our workforce by ten employees, principally in the research and development functions. Included in the decrease in research and development expenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 were decreases of $1.5 million in personnel-related expenses, $0.8 million in laboratory expenses, $0.4 million related to laboratory space and $0.4 million in clinical study expenses.

Sales and marketing expenses.   Sales and marketing expenses, excluding departmental allocations of stock-based compensation, decreased to $5.6 million for the year ended December 31, 2005 from $5.7 million for the year ended December 31, 2004. This decrease was primarily due to a decrease of $0.9 million in external marketing and promotional expenses partially offset by an increase of $0.8 million in sales personnel and related costs as a result of the expansion of our sales force to conduct certain sales initiatives and to complement the direct sales efforts of LabCorp. We recently decided to focus the entirety of our sales and marketing efforts primarily on the following constituents:  thought leaders and third party payors, including self-insured employers, managed care organizations, and the technology assessment groups within these organizations. We began 2005 with twenty-four sales and marketing employees and ended 2005 with seventeen employees in the sales and marketing functions.

General and administrative expenses.   General and administrative expenses, excluding departmental allocations of stock-based compensation, decreased to $4.7 million for the year ended December 31, 2005 from $6.5 million for the year ended December 31, 2004. The decrease was primarily due to a decrease in professional fees of $1.0 million resulting from lower legal, consulting and audit fees as well as a decrease of $0.7 million in severance costs recorded in the year ended December 31, 2004 in connection with the departure of certain executives. There was also a decrease in personnel related expenses of $0.1 million in the year ended December 31, 2005 as compared to 2004.

Restructuring.   In February 2005, we took steps to focus our research and development efforts primarily on improving the sensitivity and other performance aspects of our technology and reduced our cost structure accordingly. We discontinued certain research efforts, reduced our workforce by ten employees, principally in the research and development functions, and amended the lease for our corporate headquarters in Marlborough, MA to reduce the total space leased at the facility from approximately 56,000 square feet to approximately 37,000 square feet.

Pursuant to the restructuring plan, we accrued charges of $0.6 million in the quarter ended March 31, 2005. As of June 30, 2005 all liabilities related to the restructuring had been paid. The table below summarizes the restructuring activities during the year ended December 31, 2005. Amounts included in the table are in thousands.

	Balance,				Balance,
	December 31,		Cash	Non-cash	December 31,
Type of Liability	2004	Charges	Payments	Write-downs	2005
Employee separation costs	$—	$246	$(246)	$—	$—
Facility consolidation costs	—	380	(98)	(282)	—
Total	$—	$626	$(344)	$(282)	$—

Employee separation costs in the table above relate to severance packages and out-placement services for employees affected by the restructuring. Our decision to reduce the total space leased and abandon the related leasehold improvements was deemed to be an impairment indicator under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of performing the impairment evaluations, asset impairment charges of $0.3 million (included opposite the caption “Facility consolidation costs” in the table above) were recorded to adjust the carrying value of the related leasehold improvements to their net realizable value. Facility consolidation costs also include one time real estate transaction fees in connection with the lease amendment to reduce the space occupied at our corporate headquarters.

Our employee headcount decreased from 71 employees at December 31, 2004 to 49 employees at December 31, 2005.  In addition to the workforce reduction in connection with our restructuring discussed above, we reduced our headcount on an involuntary basis by an additional three employees during the remainder of 2005.  Our headcount was further reduced during 2005 by nine employees as a result of normal attrition.

Stock-based compensation.   Stock-based compensation, which is a non-cash expense, was $0.5 million for the years ended December 31, 2004 and 2005. Stock-based compensation for the year ended December 31, 2005 included $0.2 million related to common stock awards and stock options granted to non-employees, which are recorded at fair value based on the fair value measurement criteria of SFAS No. 123, Accounting for Stock-Based Compensation, $0.2 million recorded in connection with our 2005 401(k) plan employer match, which was made in common stock (see Note 9 to our consolidated financial statements included in this Form 10-K) and $0.1 million related to the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering.

Stock-based compensation for the year ended December 31, 2004 included $0.4 million related to the amortization of the difference between the exercise price and fair value of common stock on the date of grant for certain options granted prior to our initial public offering and $0.1 million related to common stock awards and stock options granted to non-employees.

Interest income.   Interest income increased to $1.1 million for the year ended December 31, 2005 from $0.7 million for the year ended December 31, 2004. This increase was due to an increase in interest rates on investments held during the year ended December 31, 2005 as compared to the year ended December 31, 2004, partially offset by lower average cash, cash equivalents and marketable securities balances held during the year ended December 31, 2005 as compared to the year ended December 31, 2004.

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

Cost of revenue.   Total cost of revenue increased to $0.5 million for the year ended December 31, 2004 from $22,000 for the year ended December 31, 2003. The cost of product revenue includes the costs of Effipure components while the cost of product royalty revenue represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus. The increase in the cost of product revenue for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily the result of an increase in the number of Effipure components shipped to LabCorp. In addition, we recorded charges of approximately $0.2 million during 2004 to write-off excess and expired Effipure inventory units. We have contractual commitments to certain of our Effipure contract manufacturers which require us to pay minimum aggregate dollar amounts over the life of the commitments, which expire in April 2006. A portion of the 2004 charges to write-off excess and expired Effipure inventory units was based upon payments related to these minimum purchase commitments. As we fulfill these minimum purchase commitments, we may need to make additional provisions for excess or obsolete inventory. For the year ended December 31, 2003, product cost of sales primarily represented the cost of performing commercial colorectal screening tests at our facilities.

Research and development expenses.   Research and development expenses, excluding departmental allocations of stock-based compensation, decreased to $10.9 million for the year ended December 31, 2004 from $17.1 million for the year ended December 31, 2003. This decrease was primarily the result of the completion of our multi-center study in the fourth quarter of 2003 and the completion of certain other research and development initiatives in 2003 to support of the commercialization of PreGen-Plus. Included in the decrease in research and development expenses were decreases of $2.3 million in laboratory expenses, $1.4 million in personnel-related expenses, $1.2 million in clinical study expenses and $0.7 million in professional fees. Also included in the decrease in research and development expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was a decrease of $0.3 million in laboratory space costs as a result of the accelerated amortization of leasehold improvements recorded in 2003 associated with our former facility. The decreases noted above were partially offset by an increase of $0.3 million in severance costs associated with the termination of certain officers and employees during the year ended December 31, 2004.  See Note 6 to the consolidated financial statements included in this Form 10-K for additional information on employee terminations.

Sales and marketing expenses.   Sales and marketing expenses, excluding departmental allocations of stock-based compensation, decreased to $5.7 million for the year ended December 31, 2004 from $7.4 million for the year ended December 31, 2003. This decrease was primarily the result of the completion of programs related to the premarketing of PreGen-Plus which ended in 2003 resulting in lower professional fees and expenses of $1.6 million as well as a decrease in facility related expenses of $0.1 million.

General and administrative expenses.   General and administrative expenses, excluding departmental allocations of stock-based compensation, increased to $6.5 million for the year ended December 31, 2004 from $6.2 million for the year ended December 31, 2003. This increase was primarily the result of an increase in $0.7 million in professional fees, partially offset by a reduction in facility related costs.

Stock-based compensation.   Stock-based compensation, which is a non-cash expense, decreased to $0.5 million for the year ended December 31, 2004 from $1.1 million for the year ended December 31, 2003. The decrease in stock-based compensation was primarily due to the accelerated method of amortization being utilized to amortize the deferred compensation recorded in connection with options granted prior to our initial public offering. In addition, during the first quarter of 2004, we recorded $0.2 million of stock-based compensation associated with our agreement to forgive an outstanding loan of a former executive officer, which was offset by a reduction of $0.3 million in stock-based compensation associated with the forfeitures of restricted stock and the cancellation of unvested stock options due to the departure of certain officers and employees.

Interest income.   Interest income increased to $0.7 million for the year ended December 31, 2004 from $0.5 million for the year ended December 31, 2003. This increase was due to an increase in our average cash, cash equivalents and marketable securities balances during 2004 as compared to 2003 as a result of the completion of our public offering of 6.9 million shares of common stock in February 2004, which generated net proceeds to us of approximately $43.3 million.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, public offerings of common stock in February 2001 and February 2004 and cash received from LabCorp in connection with our strategic alliance. As of December 31, 2005, we had approximately $34.1 million in cash, cash equivalents and marketable securities, of which approximately $1.0 million has been pledged as collateral for an outstanding letter of credit.

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

Net cash used in operating activities was $16.0 million, $20.9 million and $13.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2005 as compared the year ended December 31, 2004 was primarily due to a reduction in our net loss driven by decreases in applied research and administrative expenses. Actions taken during 2005 to reduce our cash burn included reducing our workforce (see the topic “Restructuring” under “Results of Operations” above) and focusing our research efforts on improving the performance aspects of our technology through smaller, less expensive studies leveraging results of our prior studies, including our large-scale multi-center study. Excluding the impact of the upfront deferred licensing fees from LabCorp, net cash used in operating activities would have been $28.9 million for the year ended December 31, 2003. On that basis, the decrease in net cash used in operating activities for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to the decrease in our operating loss, which was the result of lower research and development spending due to the completion of our 5,500 patient multi-center study in late 2003, partially offset by approximately $1.0 million in severance costs associated with the termination of certain employees and officers during 2004. Cash flows from operations can vary significantly due to various factors, including changes in prepaid expenses, accounts payable and accrued expenses.

Net cash provided by investing activities was $15.8 million for the year ended December 31, 2005, as compared to net cash used in investing activities of $24.1 million in 2004 and net cash provided investing activities of $9.5 million in 2003. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $0.4 million, $0.4 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchases of property and equipment of $0.2 million during the year ended December 31, 2005 were materially consistent with purchases of property and equipment of $0.3 million during the year ended December 31, 2004. We expect that purchases of property and equipment during 2006 will be substantially consistent with amounts spent in 2005. Purchases of property and equipment of $0.3 million during 2004 were significantly lower than purchases of property and equipment of $2.6 million in 2003. Investment in property and equipment in 2003 was related to the relocation of our corporate headquarters and lab operations to Marlborough, Massachusetts. We continued to invest in our patent portfolio for the years ended December 31, 2005 and 2004 and we expect that investments made in our patent portfolio in 2006 will be substantially consistent with amounts invested in 2005. Patent costs, which have historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are issued in the United States over an estimated useful life of five years. Capitalized patent costs are expensed upon disallowance of the patent, or upon a decision by us to no longer pursue the patent, or when the related intellectual property is deemed to be no longer of value to us.

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2005 and represented proceeds from the issuance of common stock under our employee stock option and purchase plans. Net cash provided by financing activities for the year ended December 31, 2004 was $43.9 million and was primarily due to the offering of 6.9 million shares of our common stock in February 2004, which generated net proceeds to us of approximately $43.3 million, as well as $0.4 million in repayment of notes receivable and $0.2 million in proceeds from issuances of common stock under our stock option and employee stock purchase plans. Net cash provided by financing activities for the year ended December 31, 2003 was $1.2 million and included $1.1 million in proceeds from issuances of common stock under our stock option and employee stock purchase plans.

We expect that cash, cash equivalents and short-term investments currently on hand at December 31, 2005 will be sufficient to fund our current operations for at least the next two years, based upon our existing levels of sales and operating expenses. We do not expect that product royalty fee payments and milestone payments from LabCorp will materially supplement our liquidity position in the next twelve months given that stool-based DNA screening is not yet included within colorectal cancer screening guidelines and only a limited number of payors have issued formal policy approving payment for stool-based DNA screening under limited conditions. Moreover, the Centers for Medicare and Medicaid Services (CMS) have not approved stool-based DNA colorectal cancer screening for payment, have not yet accepted our request for a National Coverage Determination (NCD) and have sought additional information regarding the FDA regulatory status of PreGen-Plus, which has delayed our application’s acceptance.

Since commercial launch of PreGen-Plus in August 2003, LabCorp has offered the PreGen-Plus testing service as an in-house developed laboratory test, or “homebrew”; a category of tests that has historically been treated as exempt from FDA premarket clearance or approval requirements. In light of recent communications between LabCorp and the FDA, however, the FDA has indicated that a premarket submission is necessary for PreGen-Plus as a medical device. On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure, but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device and cannot be “commercially distributed without an appropriate premarket determination from the FDA.”  LabCorp is currently discussing this matter with the FDA with the goal of arriving at a regulatory and commercial solution that is acceptable to both the FDA and LabCorp. In connection with the FDA’s ongoing discussions with LabCorp, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. In addition, the FDA’s position on this could negatively affect our operations either through regulation or new enforcement initiatives directed at LabCorp or EXACT or through the required investment by EXACT of substantial funds to pursue new clinical studies that may be required in connection with an FDA premarket submission. Further, the FDA may not approve of certain sales and marketing initiatives of EXACT, which could negatively affect our ability to build awareness around stool-based DNA testing.

Although, milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position, the timing and receipt of milestone and performance-based payments is unpredictable at this time. Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of stool-based DNA testing for colorectal cancer into certain clinical guideline acceptance and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties, and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s widespread success with respect to its sales of PreGen-Plus and are not expected in the foreseeable future, if at all. As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs. If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, or if we determine that our sales, marketing or research and development expenses must increase to achieve our goals, we will be required to raise additional capital or reduce the scale of our operations, or both.

Our shelf registration statement on Form S-3 filed with the SEC was declared effective on September 26, 2003 and permitted us to offer, from time to time, any combination of common stock, preferred stock, debt securities and warrants to purchase each of the foregoing up to an aggregate of $100 million. On February 10, 2004, we completed an offering of 6.9 million shares of common stock under this shelf registration statement which generated net proceeds of $43.3 million. As of the date of filing this report on Form 10-K, we no longer meet the minimum market capitalization requirement necessary to utilize our shelf registration statement.

While we may, from time to time, seek to access the capital markets, there can be no assurance that we will be successful in any future capital raising efforts, or that we would be able to raise additional funds at an acceptable price level.

The table below reflects our estimated fixed obligations and commitments as of December 31, 2005:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in Thousands)
Operating lease obligations	$4,534	$968	$1,948	$1,618	$—
Purchase obligations	1,025	1,025	—	—	—
Obligations under license and collaborative agreements	4,947	762	530	530	3,125
Total	$10,506	$2,755	$2,478	$2,148	$3,125

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

Our future capital requirements include, but are not limited to, sales and marketing efforts associated with the commercialization of PreGen-Plus, product development and FDA submissions, potential clinical studies required for such FDA submissions, continued funding of our research and development efforts, purchases of laboratory equipment and continued investment in our intellectual property estate. Our future capital requirements will depend on many factors, including the following:

•       the regulatory requirements for PreGen-Plus and the timing of any required regulatory approval process;

•       our pursuit of a product development strategy requiring FDA approval;

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

Net Operating Loss Carryforwards

As of December 31, 2005, we had net operating loss carryforwards of approximately $111.2 million and tax credit carryforwards of approximately $2.9 million. The net operating loss and tax credit carryforwards will expire at various dates through 2025, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred.

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

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

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

We have audited the accompanying consolidated balance sheets of EXACT Sciences Corporation as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EXACT Sciences Corporation at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EXACT Sciences Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2006

EXACT SCIENCES CORPORATION
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31,	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$13,092	$13,007
Marketable securities	37,188	21,112
Prepaid expenses and other current assets	1,835	1,158
Total current assets	52,115	35,277
Property and Equipment, at cost:
Laboratory equipment	4,242	4,123
Office and computer equipment	1,383	1,407
Leasehold improvements	1,482	1,259
Furniture and fixtures	299	299
	7,406	7,088
Less—Accumulated depreciation and amortization	(5,452)	(5,939)
	1,954	1,149
Patent costs and other assets, net of accumulated amortization of $1,718 and $2,279 at December 31, 2004 and 2005, respectively	2,042	1,419
	$56,111	$37,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$365	$468
Accrued expenses	2,034	1,485
Deferred license fees, current portion	4,459	4,363
Total current liabilities	6,858	6,316
Deferred License Fees, less current portion	11,270	6,908
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—26,285,067 and 26,436,498 shares at
December 31, 2004 and 2005, respectively	263	264
Additional paid-in capital	161,356	162,349
Treasury stock, 85,550 shares	(97)	(97)
Notes receivable	(5)	—
Deferred compensation	(89)	—
Other comprehensive loss	(115)	(45)
Accumulated deficit	(123,330)	(137,850)
Total stockholders’ equity	37,983	24,621
	$56,111	$37,845

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenue:
Product royalty fees	$8	$166	$206
License fees	2,871	4,514	3,828
Product	22	255	216
	2,901	4,935	4,250
Cost of revenue:
Product royalty fees	1	11	13
Product	21	476	553
	22	487	566
Gross profit	2,879	4,448	3,684
Operating Expenses:
Research and development	17,084	10,901	7,843
Sales and marketing	7,363	5,697	5,618
General and administrative	6,152	6,547	4,726
Restructuring	—	—	626
Stock-based compensation (1)	1,118	498	505
	31,717	23,643	19,318
Loss from operations	(28,838)	(19,195)	(15,634)
Interest income	498	672	1,114
Net loss	$(28,340)	$(18,523)	$(14,520)
Net loss per share—basic and diluted	$(1.50)	$(0.73)	$(0.55)
Weighted average common shares outstanding—basic and diluted	18,911	25,334	26,270

(1)          The following summarizes the departmental allocation of stock-based compensation:

Research and development	$249	$221	$113
Sales and marketing	—	—	159
General and administrative	869	277	233
Total	$1,118	$498	$505

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except per share data)

	Common Stock		Additional	Treasury Stock				Other		Total	Other
	Number of	$0.01	Paid In	Number of		Notes	Deferred	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Par Value	Capital	Shares	Value	Receivable	Compensation	Income (Loss)	Deficit	Equity	Income
Balance, January 1, 2003	19,070,767	$ 191	117,256	60,959	$ (12)	$ (699)	$ (1,977)	$ 57	$ (76,467)	$ 38,349	$ —
Issuance of shares under stock purchase plan	28,621	—	216	—	—	—	—	—	—	216	—
Exercise of common stock options	207,548	2	883	—	—	—	—	—	—	885	—
Repayment of notes receivable	—	—	—	—	—	58	—	—	—	58	—
Compensation expense related to issuance (forfeitures) of stock options	—	—	(130)	—	—	—	1,248	—	—	1,118	—
Net loss	—	—	—	—	—	—	—	—	(28,340)	(28,340)	(28,340)
Other comprehensive loss	—	—	—	—	—	—	—	(58)	—	(58)	(58)
Comprehensive loss											$ (28,398)
Balance, December 31, 2003	19,306,936	$ 193	118,225	60,959	$ (12)	$ (641)	$ (729)	$ (1)	$ (104,807)	$ 12,228
Sale of common stock, net of issuance costs of $3,270,014	6,900,000	69	43,236	—	—	—	—	—	—	43,305	—
Issuance of shares under stock purchase plan	45,524	—	250	—	—	—	—	—	—	250	—
Exercise of common stock options	32,607	1	15	—	—	—	—	—	—	16	—
Repayment of notes receivable	—	—	—	—	—	370	—	—	—	370	—
Repurchase of restricted stock through forgiveness of notes receivable	—	—	—	24,591	(85)	266	—	—	—	181	—
Compensation expense related to issuance (forfeitures) of stock options	—	—	(370)	—	—	—	640	—	—	270	—
Net loss	—	—	—	—	—	—	—	—	(18,523)	(18,523)	(18,523)
Other comprehensive loss	—	—	—	—	—	—	—	(114)	—	(114)	(114)
Comprehensive loss											$ (18,637)
Balance, December 31, 2004	26,285,067	$ 263	161,356	85,550	$ (97)	$ (5)	$ (89)	$ (115)	$ (123,330)	$ 37,983
Issuance of shares under stock purchase plan	44,923	—	112	—	—	—	—	—	—	112	—
Exercise of common stock options	35,190	—	25	—	—	—	—	—	—	25	—
Forgiveness of subscription receivable	—	—	—	—	—	5	—	—	—	5	—
Compensation expense related to issuance (forfeitures) of stock options and restricted stock awards	71,318	1	226	—	—	—	89	—	—	316	—
Extension of warrant expiration date (Note 3)	—	—	630	—	—	—	—		—	630	—
Net loss	—	—	—	—	—	—	—	—	(14,520)	(14,520)	(14,520)
Other comprehensive income	—	—	—	—	—	—	—	70	—	70	70
Comprehensive loss											$ (14,450)
Balance, December 31, 2005	26,436,498	$ 264	$ 162,349	85,550	$ (97)	$ —	$ —	$ (45)	$ (137,850)	$ 24,621

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(28,340)	$(18,523)	$(14,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,897	1,252	750
Amortization and write-offs of patents	912	739	782
Restructuring	—	—	282
Stock-based compensation	1,118	498	505
Amortization of deferred license fees	(2,871)	(4,514)	(4,458)
Non-cash revenue reduction recorded in connection with warrant extension	—	—	630
Changes in assets and liabilities:
Prepaid expenses and other current assets	(172)	(552)	682
Accounts payable	(501)	(292)	103
Deferred license fees	15,000	—	—
Accrued expenses	(913)	481	(738)
Net cash used in operating activities	(13,870)	(20,911)	(15,982)
Cash flows from investing activities:
Purchases of marketable securities	(11,009)	(74,162)	(24,276)
Maturities of marketable securities	23,751	50,467	40,422
Purchases of property and equipment	(2,560)	(287)	(227)
Increase in patent costs and other assets	(710)	(156)	(159)
Net cash provided by (used in) investing activities	9,472	(24,138)	15,760
Cash flows from financing activities:
Net proceeds from sale of common stock	—	43,305	—
Proceeds from exercise of common stock options and stock purchase plan	1,101	266	137
Repayment of notes receivable	58	370	—
Net cash provided by financing activities	1,159	43,941	137
Net decrease in cash and cash equivalents	(3,239)	(1,108)	(85)
Cash and cash equivalents, beginning of period	17,439	14,200	13,092
Cash and cash equivalents, end of period	$14,200	$13,092	$13,007
Supplemental disclosure of non-cash investing and financing activities:
Repurchase of restricted stock through forgiveness of notes receivable	$—	$85	$—
Forgiveness of notes receivable and accumulated interest	$—	$228	$10

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2005, approximately $1,020 of the Company’s cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for our corporate headquarters. Cash equivalents primarily consist of money market funds.

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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. There were no realized gains or losses on the sales of available-for sale securities during the years ended December 31, 2003, 2004 or 2005.

Investments consist of the following at December 31:

	Amortized Cost			Gross
	Due Under	Due After	Amortized	Unrealized		Aggregate
	One Year	One Year	Cost	Gains	Losses	Fair Value
2004
U.S. government obligations	$755	$—	$755	$—	$(5)	$750
Corporate debt securities	33,705	2,843	36,548	4	(114)	36,438
Total	$34,460	$2,843	$37,303	$4	$(119)	$37,188
2005
Corporate debt securities	$21,157	$—	$21,157	$1	$(46)	$21,112
Total	$21,157	$—	$21,157	$1	$(46)	$21,112

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. The estimated useful lives of property and equipment are as follows:

Estimated
Asset Classification	Useful Life
Laboratory equipment	3 years
Office and computer equipment	3 years
Leasehold improvements	Lesser of the remaining
lease term or useful life
Furniture and fixtures	3 years

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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Task Force 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, using the Black-Scholes option pricing model. Capitalized patent costs are expensed upon disapproval or upon a decision by the Company to no longer pursue the patent. Other assets principally consist of license fees and deposits.

The amortization expense for capitalized patents as of December 31, 2005 over the next five years is as follows:

Year	Amount
2006	$494
2007	176
2008	122
2009	86
2010	36
Total	$914

The Company has approximately $505 of additional intangible assets as of December 31, 2005 that have not yet commenced amortization due to uncertainty as to the timing of issuance, and are therefore, not included in the table above.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share for the following years ended December 31 because they had an antidilutive effect due to net losses for such periods:

	2003	2004	2005
Shares issuable upon exercise of stock options	3,591,603	4,857,484	4,499,927
Shares issuable upon vesting of restricted common stock	132,482	25,921	—
Shares issuable upon exercise of outstanding warrants	1,000,000	1,000,000	1,000,000
	4,724,085	5,883,405	5,499,927

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Stock-Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. The Company recorded stock-based compensation expense of $87, $141 and $187 during the years ended December 31, 2003, 2004 and 2005, respectively, in connection with common stock awards and stock options granted to non-employees.

In connection with certain 1999 and 2000 stock option grants to employees and directors, the Company recorded deferred compensation of $52 and $11,359 during the years ended December 31, 1999 and 2000, respectively. The deferred compensation represents the aggregate difference between the option exercise price and the estimated fair value of the common stock on the date of grant and is being charged to operations over the related vesting period using the accelerated method prescribed under FASB Interpretation 28, Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans—An Interpretation of APB Opinion Nos. 15 and 25. Amortization of this deferred compensation was completed in 2005.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company for the years ended December 31, 2003, 2004 and 2005 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The effect of applying SFAS No. 123 would be as follows:

	December 31,
	2003	2004	2005
Net loss as reported	$(28,340)	$(18,523)	$(14,520)
Add: Stock-based compensation included in reported net loss	1,118	498	505
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(6,540)	(6,008)	(7,821)
Pro forma net loss—SFAS 123	$(33,762)	$(24,033)	$(21,836)
Basic and diluted net loss per share:
As reported	$(1.50)	$(0.73)	$(0.55)
Pro forma—SFAS 123	$(1.79)	$(0.95)	$(0.83)

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The assumptions used for the years ended December 31, 2003, 2004 and 2005 are as follows:

	December 31,
	2003	2004	2005
Risk-free interest rates	1.23% - 1.91%	1.69% - 3.04%	3.94% - 4.06%
Expected lives	7 years	7 years	7 years
Expected volatility	100%	100%	100%
Dividend yield	0%	0%	0%
Weighted average fair value of grants	$6.43	$4.27	$3.21

Revenue Recognition

License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalties fees earned on PreGen-Plus tests performed by LabCorp are based upon the customer’s remittance to LabCorp, not the amount billed. Until such time as the Company has sufficient history and experience to estimate the percentage of PreGen-Plus accessions to LabCorp that will ultimately result in revenue for the Company, it will continue to recognize royalties as LabCorp customers make payments. The timing of such payments to LabCorp is uncertain because of the variable time lag between invoicing and payment and the number of parties involved in the reimbursement process.

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

Advertising Costs

The Company expenses the costs of media advertising at the time the advertising takes place. The Company expensed $1,338, $214 and $105 of media advertising during the years ended December 31, 2003, 2004 and 2005, respectively.

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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for public companies (excluding small business issuers) on January 1, 2006.

The Company plans on adopting SFAS No. 123(R) using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. The Company expects to record total compensation expense of between $4.0 million and $5.0 million during 2006 as a result of the adoption of SFAS No. 123(R). However, the actual expense recorded as a result of the adoption of SFAS No. 123(R) may differ materially from this range as a result of changes in the number of options granted annually by the Company’s Board of Directors, the price of the Company’s common stock, volatility of the Company’s stock price, the estimate of the expected life of options granted and risk free interest rates as measured at the grant date.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(3)   STRATEGIC ALLIANCE AGREEMENT

On June 26, 2002, the Company entered into a license agreement, subsequently amended on January 19, 2004, with LabCorp for an exclusive, five-year strategic alliance between the parties to commercialize PreGen-Plus, the proprietary, non-invasive DNA-based technology for the early detection of colorectal cancer in the average-risk population. Pursuant to this amended agreement, the Company exclusively licensed to LabCorp all U.S. and Canadian patents and patent applications owned by the Company relating to its technology through August 2008, followed by a non-exclusive license for the life of the patents. In return for the license, LabCorp agreed to pay the Company certain up-front, milestone and performance-based payments, and a per-test royalty fee. LabCorp made an initial payment of $15 million upon the signing of the agreement, and a second payment of $15 million was made in August 2003 upon the commercial launch of PreGen-Plus. In addition to the per-test royalty fee,  under our amended license agreement, we may also be eligible for milestone payments from LabCorp totaling up to $15 million based upon the acceptance and inclusion of PreGen-Plus in certain clinical guidelines and certain policy-level reimbursement approvals from third-party payors, as well as performance-based payments totaling up to $30 million based upon the achievement of certain significant LabCorp revenue thresholds. The amended license agreement also clarified the obligations of each party with respect to certain third-party technology which has been incorporated into the commercial version of the PreGen-Plus test.

In conjunction with the strategic alliance, the Company issued to LabCorp a warrant (the “LabCorp Warrant”) to purchase 1,000,000 shares of its common stock, exercisable over a three-year period at an exercise price of $16.09 per share. The Company assigned a value to the warrant of $6.6 million under the Black-Scholes option-pricing model which has been recorded as a reduction in the initial up-front deferred license fee of $15 million. The Company is amortizing the first two payments totaling $30 million, net of the $6.6 million value of the warrant, as license fee revenue over the exclusive license period.

At the time of issuance, the LabCorp Warrant had an expiration date of June 26, 2005. On June 24, 2005, the Company entered into an amendment to the LabCorp Warrant to extend the expiration date of the LabCorp Warrant to August 13, 2008, which is the expiration date of the exclusive period under the Company’s license agreement with LabCorp. All other terms of the LabCorp Warrant were unaffected. The Company assigned a value to the LabCorp Warrant extension of $630 using the Black-Scholes option pricing model. In accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, the Company recorded the cost of the LabCorp Warrant extension as a one-time, non-cash reduction in license fee revenue of $630 in the quarter ended June 30, 2005.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(4)   INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2005, the Company had net operating loss and research tax credit carryforwards of approximately $111,175 and $2,891, respectively, for financial reporting purposes, which may be used to offset future taxable income. The carryforwards expire through 2025 and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit the net operating loss and research tax credit carryforwards in the event of certain changes in the ownership interests of significant stockholders.

The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows:

	December 31,
	2004	2005
Deferred tax assets:
Operating loss carryforwards	$34,332	$44,036
Tax credit carryforwards	2,563	2,891
Deferred revenue	6,170	4,404
Other temporary differences	3,651	2,996
Tax assets before valuation allowance	46,716	54,327
Less—Valuation allowance	(46,716)	(54,327)
Net deferred tax asset	$—	$—

The Company has recorded a full valuation allowance against its net deferred tax asset because, based on the weight of available evidence, the Company believes it is more likely than not that the deferred tax assets will not be realized in the future.

(5)   NOTES RECEIVABLE

Prior to the initial public offering in February 2001, the Company issued more than 2.2 million restricted common shares to employees, primarily as a result of early exercise of common stock options. The shares were sold at the then fair market value or the exercise price of the common stock options. The Company obtained full recourse notes receivable from employees and executives for the purchase of the restricted stock. Such shares vested over the remaining option vesting period or, generally, three to five years. At December 31, 2005, vesting of such shares was completed, no common shares were subject to restriction and all notes receivable had been either repaid or forgiven.

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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(6)   EMPLOYEE TERMINATIONS (Continued)

In February 2004, following the resignation of Mr. John A. McCarthy, Jr. as Executive Vice President, Chief Financial Officer and Treasurer, the Company entered into a transition agreement with Mr. McCarthy whereby, among other things, he agreed to provide to the Company certain consulting services and a general release. Under the terms of the transition agreement, the Company agreed to continue to pay Mr. McCarthy his base salary of $260 and related benefits until the earlier of March 1, 2005 or the termination of Mr. McCarthy’s consulting relationship. The Company also agreed to suspend all future interest on a promissory note executed in the Company’s favor by Mr. McCarthy in November 2000, the proceeds of which were used by Mr. McCarthy to exercise options to purchase 41,250 shares of restricted common stock. At the completion of Mr. McCarthy’s performance obligations under the transition agreement in March 2005, the Company paid Mr. McCarthy an additional $140 and forgave the outstanding amounts under such promissory note of $228 including accumulated interest. The total cost of the transition agreement ($641) was accrued for and reflected in the accompanying consolidated statement of operations for the year ended December 31, 2004.

(7)   RESTRUCTURING

In February 2005, the Company took steps to focus its research and development efforts primarily on improving the sensitivity and other performance aspects of its technology and reduced its cost structure accordingly. The Company discontinued certain research efforts, reduced its workforce by ten employees, principally in the research and development functions, and amended the lease for its corporate headquarters in Marlborough, MA to reduce the total space leased at the facility from approximately 56,000 square feet to approximately 37,000 square feet.

Pursuant to the restructuring plan, the Company accrued charges of $626 in the quarter ended March 31, 2005. As of June 30, 2005 all liabilities related to the restructuring had been paid. The table below summarizes the restructuring activities during the year ended December 31, 2005. Amounts included in the table are in thousands.

	Balance,				Balance,
	December 31,		Cash	Non-cash	December 31,
Type of Liability	2004	Charges	Payments	Write-downs	2005
Employee separation costs	$—	$246	$(246)	$—	$—
Facility consolidation costs	—	380	(98)	(282)	—
Total	$—	$626	$(344)	$(282)	$—

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(7)   RESTRUCTURING (Continued)

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

(8)   RELATED PARTY TRANSACTIONS

In October 2001, the Company signed a Clinical Trial Agreement with the Mayo Foundation and Mayo Clinic pursuant to which the Company’s colorectal cancer technology will be the subject of an independent study by the Mayo Clinic. The Company agreed to process all the stool samples at its laboratory and to pay total fees of $654 over approximately three years. The Company paid approximately $218 and $109 to the Mayo Clinic for the years ended December 31, 2003 and 2004, respectively, related to this study and recorded these as research and development expense as incurred. As of December 31, 2004, the obligation to the Mayo Foundation and the Mayo Clinic was satisfied in full.

In March 2001, the Company entered into a consulting agreement with a member of its Board of Directors. This consulting agreement was terminated during 2005. The Company paid approximately $55, $50 and $32 for services provided under the agreement for the years ended December 31, 2003, 2004 and 2005, respectively.

(9)   EMPLOYEE BENEFIT PLAN

The Company maintains a qualified 401(k) retirement savings plan (the “401(k) Plan”) covering all employees. Under the 401(k) Plan, the participants may elect to defer a portion of their compensation, subject to certain limitations. Company matching contributions may be made at the discretion of the Board of Directors. There were no discretionary contributions made by the Company to the 401(k) Plan from its inception through December 31, 2004.

The Company’s Board of Directors approved a 401(k) Plan matching contribution for 2005 in the form of Company common stock equal to 50% of each participant’s 2005 elective deferrals. The Company recorded stock-based compensation expense in the consolidated statements of operations for the year ended December 31, 2005 of $189 in connection with the 2005 401(k) Plan matching contribution.

(10)   EMPLOYEE STOCK PURCHASE PLAN

The 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) provides for the issuance of up to an aggregate of  925,902 shares of common stock to participating employees. The 2000 Purchase Plan provides that the number of shares authorized for issuance will automatically increase on each February 1, by the greater of 0.75% of the outstanding number of shares of common stock on the immediately preceding December 31, or that number of shares issued during the one-year period prior to such February 1, or such lesser number as may be approved by the Board of Directors.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(10)   EMPLOYEE STOCK PURCHASE PLAN (Continued)

The compensation committee of the Board of Directors administers the 2000 Purchase Plan. Generally, all employees who have completed three months of employment and whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the 2000 Purchase Plan. The right to purchase common stock under the 2000 Purchase Plan will be made available through a series of offerings. Participating employees will be required to authorize an amount, between 1% and 10% of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee will be deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2000 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the plan and no employee can purchase more than $25 of the Company common stock under the plan in any calendar year. Rights granted under the 2000 Purchase Plan terminate upon an employee’s voluntary withdrawal from the plan at any time or upon termination of employment. The Company issued the following shares of common stock under the 2000 Purchase Plan.

	Number	Price
Offering period ended	of Shares	per Share
January 31, 2003	13,375	$7.65
July 31, 2003	15,246	$7.48
January 31, 2004	22,208	$6.92
July 31, 2004	23,316	$4.15
January 31, 2005	20,445	$2.82
July 31, 2005	24,478	$2.22

(11)   STOCK OPTION PLANS

1995 Stock Option Plan

Under the 1995 stock option plan (the “1995 Option Plan”), the Board of Directors could grant incentive and non-qualified stock options to purchase an aggregate of 3,987,500 shares of common stock to employees and consultants of the Company. Non-qualified stock options could be granted to any employee or consultant of the Company. The exercise price of each option is determined by the Board of Directors. Incentive stock options may not be less than the fair market value of the stock on the date of grant, as defined by the Board of Directors. Options granted under the 1995 Option Plan vest over a three-to-five-year period and expire 10 years from the grant date.

The 1995 Option Plan was terminated on January 31, 2001, the effective date of the Company’s registration statement in connection with its initial public offering. Options granted prior to the date of termination will remain outstanding and may be exercised in accordance with their terms, unless sooner terminated by vote of the Board of Directors. At December 31, 2005, 698,174 shares were outstanding under the 1995 Option Plan.

2000 Stock Option Plan

The Company adopted the 2000 Stock Option and Incentive Plan (the “2000 Option Plan”) on October 17, 2000. At December 31, 2005, a total of 5,696,690 shares of common stock have been authorized and reserved for issuance under the 2000 Option Plan. The 2000 Option Plan provides that the

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(11)   STOCK OPTION PLANS (Continued)

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

The 2000 Option Plan is administered by the compensation committee of the Board of Directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At December 31, 2005, options to purchase 3,801,753 were outstanding under the 2000 Option Plan and 1,750,211 shares were available for future grant under the 2000 Option Plan.

Information with respect to activity under the 1995 and 2000 Option Plans is as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding, January 1, 2003	2,892,291	$7.07
Granted	1,003,500	7.82
Exercised	(216,212)	4.12
Canceled	(87,976)	6.35
Outstanding, December 31, 2003	3,591,603	7.48
Granted	1,740,500	5.30
Exercised	(32,607)	0.37
Canceled	(442,012)	8.03
Outstanding, December 31, 2004	4,857,484	6.69
Granted	758,442	3.54
Exercised	(106,508)	0.61
Canceled	(1,009,491)	8.03
Outstanding, December 31, 2005	4,499,927	$6.10
Exercisable, December 31, 2003	1,698,315	$7.40
Exercisable, December 31, 2004	2,445,149	$7.37
Exercisable, December 31, 2005	2,884,077	$6.73

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(11)   STOCK OPTION PLANS (Continued)

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2005:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Price	Options	Life (Years)	Price	Options	Price
$ 0.00–$ 2.00	293,471	4.21	$0.33	270,347	$0.37
$ 2.01–$ 4.00	1,323,327	7.72	3.08	677,271	2.72
$ 4.01–$ 6.00	563,000	9.03	4.37	105,000	4.99
$ 6.01–$ 8.00	1,475,234	7.18	7.43	1,050,810	7.45
$ 8.01–$10.00	218,177	5.60	9.13	198,586	9.16
$10.01–$12.00	222,468	6.03	11.00	199,275	11.07
$12.01–$14.33	404,250	6.33	13.36	382,788	13.33
	4,499,927	7.17	$6.10	2,884,077	$6.73

Shares reserved for issuance

The Company has reserved the following shares of its authorized common shares to be issued upon exercise or issuance of shares related to its employee stock purchase, stock options plans, including all outstanding stock option grants noted above, and outstanding warrants at December 31, 2005:

2000 Stock Purchase Plan	784,287
1995 Option Plan	698,174
2000 Option Plan	5,551,964
Outstanding warrants	1,000,000
8,034,425

(12)   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company conducts its operations in leased facilities under noncancelable operating leases expiring through July 2010. The lease for the Company’s headquarters contains one three-year extension option. Future minimum payments under operating leases as of December 31, 2005 are as follows:

Year Ending December 31,
2006	$968
2007	960
2008	988
2009	1,016
2010	602
Total lease obligations	$4,534

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(12)   COMMITMENTS AND CONTINGENCIES (Continued)

Rent expense included in the accompanying consolidated statements of operations was approximately $871, $1,441 and $1,111 for the years ended December 31, 2003, 2004 and 2005, respectively.

Licensing and Research Agreements

The Company licenses, on a non-exclusive basis, certain technologies that are, or may be, incorporated into its technology under several license agreements and also has entered into several clinical research agreements which require the Company to fund certain research projects. Generally, the license agreements require the Company to pay royalties based on net revenues received using the technologies, and may require minimum royalty amounts or maintenance fees. On March 24, 2003, the Company entered into a license agreement, subsequently amended on November 17, 2004, with Johns Hopkins University (“JHU”) for an exclusive long-term license to certain patents relating to the digital-PCR technology developed by Dr. Bert Vogelstein’s laboratory at the Johns Hopkins Kimmel Cancer Center. Pursuant to the terms of this license agreement, the Company has agreed to pay JHU a license fee based on a percentage of the Company’s net revenues, including an annual minimum license fee of $225, over the life of the licensed patents, or 2023. The Company has recorded research and development expense associated with license agreements of $250, $270 and $265 for the years ended December 31, 2003, 2004 and 2005, respectively.

Supply Agreements and Effipure Production

The Company has entered into several agreements with various suppliers and manufacturers for certain components utilized in the Effipure technology which the Company sells to LabCorp. In connection with these agreements, the Company has minimum purchase obligations of approximately $669 at December 31, 2005. The Company relies on a single source of supply for a critical component used in PreGen Plus. The Company’s reliance on contract manufacturers exposes it to a number of risks, including reduced control over manufacturing capacity and component availability, product completion and delivery times, product quality, manufacturing costs and inadequate or excess inventory levels which could lead additional charges for excess or obsolete inventory. The Company wrote-off $393 and $239 in excess or obsolete Effipure inventory during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the carrying value of the Company’s Effipure inventory was $413 and was recorded under the caption “Prepaid expenses and other current assets” in the Company’s consolidated balance sheets. The Company is currently in the process of transitioning the procurement and supply chain management of Effipure to LabCorp. If LabCorp replaces the Effipure technology in commercial use with new or improved technologies, the Company’s existing Effipure inventories could become obsolete and require the write-off of the then current value of the Effipure inventory and approximately $400 in intellectual property related specifically to Effipure.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(13)   ACCRUED EXPENSES

Accrued expenses at December 31, 2004 and 2005 consisted of the following:

	December 31,
	2004	2005
Research and trial related expenses	$425	$626
Professional fees	384	287
Compensation	730	278
Occupancy costs	152	164
Consulting	41	61
Other	302	69
	$2,034	$1,485

(14)   RECLASSIFICATIONS

Prior to 2005, the Company combined Sales and Marketing expenses and General and Administrative expenses as Selling, General and Administrative expense in its consolidated statements of operations. Beginning in 2005, the Company began to separately report Sales and Marketing expenses and General and Administrative expenses and reclassified the 2003 and 2004 consolidated statements of operations, accordingly.

(15)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2005. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and the notes to the financial statements appearing elsewhere in this Form 10-K.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements December 31, 2005 (Continued)
(Amounts in thousands, except share and per share data)

(15)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Amounts in thousands, except per share data)
2005
Revenue	$1,247	$623	$1,195	$1,185
Cost of revenue.	48	132	332	54
Research and development	2,281	1,875	1,937	1,750
Sales and marketing	1,599	1,619	1,191	1,209
General and administrative	1,221	1,157	1,395	953
Restructuring	626	—	—	—
Stock-based compensation	303	52	(81)	231
Loss from operations	(4,831)	(4,212)	(3,579)	(3,012)
Interest income	246	261	290	317
Net loss	$(4,585)	$(3,951)	$(3,289)	$(2,695)
Net loss per share—basic and diluted	$(0.17)	$(0.15)	$(0.13)	$(0.10)
Weighted average common shares outstanding—basic and diluted	26,203	26,251	26,291	26,334
2004
Revenue	$1,177	$1,222	$1,261	$1,275
Cost of revenue	32	60	223	172
Research and development	3,134	2,640	2,518	2,609
Sales and marketing	1,327	1,392	1,540	1,438
General and administrative	1,967	1,461	1,406	1,713
Stock-based compensation	126	120	154	98
Loss from operations	(5,409)	(4,451)	(4,580)	(4,755)
Interest income	118	172	177	205
Net loss	$(5,291)	$(4,279)	$(4,403)	$(4,550)
Net loss per share—basic and diluted	$(0.23)	$(0.16)	$(0.17)	$(0.17)
Weighted average common shares outstanding—basic and diluted	22,949	26,081	26,138	26,167

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting or financial disclosure matters during our two most recent fiscal years.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures.   The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer concluded that these disclosure controls and procedures are effective to enable the Company to record, process, summarize and report the information it is required to disclose in the reports it files with the SEC within the required time periods.

Management’s Report on Internal Control over Financial Reporting.   Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 64 hereof.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of EXACT Sciences Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that EXACT Sciences Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EXACT Sciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EXACT Sciences Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EXACT Sciences Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of EXACT Sciences Corporation and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2006

Item 9B.               Other Information

Effective March 10, 2006, Anthony Shuber, our Chief Technology Officer, resigned from his employment and on March 13, 2006, we entered into a consulting agreement with Mr. Shuber. Pursuant to the consulting agreement, Mr. Shuber will serve as a member of our  Scientific Advisory Board. Mr. Shuber will also continue to assist with various of our research initiatives for a period of up to twelve months. Payments under the consulting agreement will be equivalent to Mr. Shuber's current base salary as well as continued vesting of certain of Mr. Shuber’s stock options.

Moreover, having founded our Company more than eleven years ago, Stanley Lapidus resigned as Chairman of the Board effective December 1, 2005, but continues as a director of the Company. As of January 20, 2006, Sally Crawford, a board member of EXACT since August, 1999 and Chair of our Audit Committee, was elected to serve as Chairperson of the Board.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information under the Sections “Election of Directors,” “Occupations of Directors, The Nominees for Director and Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on July 21, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is hereby incorporated by reference.

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

Item 11.                 Executive Compensation

The information under the Section “Compensation and Other Information Concerning Directors and Officers” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on July 21, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is hereby incorporated by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference to the Sections “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on July 21, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005.

Item 13.                 Certain Relationships and Related Transactions

The information under the Sections “Compensation and Other Information Concerning Directors and Officers” and “Compensation Committee Interlocks, Insider Participation and Other Related Transactions” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on July 21, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is hereby incorporated by reference.

Item 14.                 Principal Accounting Fees and Services

The information under the Section “Independent Public Accountants” from the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on July 21, 2006, which is to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005, is hereby incorporated by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this Form 10-K:

(1)          Financial Statements (see “Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).

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
4.1

Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333- 48812), which is incorporated herein by reference)

4.5

Warrant between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002 (previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, which is incorporated herein by reference)

4.6

Amendment No. 1 to Common Stock Purchase Warrant between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 24, 2005 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed June 27, 2005, which is incorporated herein by reference)

10.1	*	1995 Stock Option Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.2	*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.3	*	2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.4	*

Sixth Amended and Restated Registration Rights Agreement between the Registrant and the parties named therein dated as of April 7, 2000 (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.5	*

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

10.11	*

Severance Agreement between the Registrant and Don M. Hardison dated January 4, 2001 (previously filed as Exhibit 10.21 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.12	*

Severance Agreement between the Registrant and Anthony P. Shuber dated January 4, 2001 (previously filed as Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.13	**

Agreement between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, which is incorporated herein by reference)

10.14

Lease Agreement, dated January 23, 2003, between Marlborough Campus Limited Partnership and the Registrant, together with Amendment No. 2 to Lease Agreement dated as of January 20, 2005 (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K for the period ended December 31, 2004, which is incorporated herein by reference)

10.15	**

Exclusive License Agreement between Matrix Technologies Corporation, d/b/a Apogent Discoveries, and the Registrant dated as of November 26, 2002 (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K for the period ended December 31, 2002, which is incorporated herein by reference)

10.16	**

Services, Manufacturing and Supply Agreement dated as of April 7, 2003, by and between the Company and Discovery Labware, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, which is incorporated herein by reference)

10.17	**

First Amendment to License Agreement by and between the Registrant and Laboratory Corporation of America Holdings, Inc. dated January 19, 2004 (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K for the period ended December 31, 2003, which is incorporated herein by reference)

10.18	**

Sublicense Agreement between the Registrant and Beckman Coulter dated July 28, 2003 (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the period ended December 31, 2003, which is incorporated herein by reference)

10.19	*

Executive Change of Control Agreement between the Registrant and Jeffrey R. Luber dated September 28, 2004 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on October 1, 2003, which is incorporated herein by reference)

10.20	*

Executive Change of Control Agreement between the Registrant and Harry W. Wilcox, III dated September 28, 2004 (previously filed as Exhibit 10.2 to our Report on Form 8-K filed on October 1, 2003, which is incorporated herein by reference)

10.21	*	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.3 to our Report on Form 8-K filed on October 1, 2003, which is incorporated herein by reference)
10.22	*	Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.1 to our Report on Form 10-Q filed on November 4, 2004, which is incorporated herein by reference)
10.23	*

Executive Agreement between the Registrant and Charles R. Carelli, Jr. dated November 12, 2004 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on November 12, 2004, which is incorporated herein by reference)

10.24	*	The Registrant’s 2004 Executive Incentive Plan (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on January 27, 2005, which is incorporated herein by reference)
10.25	*

The Registrants 2004 Executive Incentive Plan, as amended (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, which is incorporated herein by reference)

10.26	*	The Registrants 2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, which is incorporated herein by reference)
12.1	+	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1		Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
23.1	+	Consent of Ernst & Young LLP
24.1		Power of Attorney (included on signature page)
31.1	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.3	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

EXACT SCIENCES CORPORATION
Date: March 15, 2006	By:	/s/ DON M. HARDISON
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

SIGNATURE	TITLE	DATE
/s/ SALLY W. CRAWFORD	Chairperson of the Board and	March 15, 2006
Sally W. Crawford	Director
/s/ DON M. HARDISON	President, Chief Executive Officer	March 15, 2006
Don M. Hardison	and Director (Principal Executive
Officer)
/s/ HARRY W. WILCOX, III	Senior Vice President, Chief	March 15, 2006
Harry W. Wilcox, III	Financial Officer and Treasurer
(Principal Financial Officer)
/s/ CHARLES R. CARELLI, JR.	Controller and Principal	March 15, 2006
Charles R. Carelli, Jr.	Accounting Officer
/s/ EDWIN M. KANIA, JR.	Director	March 15, 2006
Edwin M. Kania, Jr.
/s/ STANLEY N. LAPIDUS	Director	March 15, 2006
Stanley N. Lapidus
/s/ CONNIE MACK, III	Director	March 15, 2006
Connie Mack, III
/s/ LANCE WILLSEY, MD	Director	March 15, 2006
Lance Willsey, MD
/s/ PATRICK J. ZENNER	Director	March 15, 2006
Patrick J. Zenner

Exhibit Index to Annual Report on Form 10-K

Exhibit Number		Description
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
4.1

Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333- 48812), which is incorporated herein by reference)

4.5

Warrant between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002 (previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, which is incorporated herein by reference)

4.6

Amendment No. 1 to Common Stock Purchase Warrant between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 24, 2005 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed June 27, 2005, which is incorporated herein by reference)

10.1	*	1995 Stock Option Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.2	*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.3	*	2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
10.4	*

Sixth Amended and Restated Registration Rights Agreement between the Registrant and the parties named therein dated as of April 7, 2000 (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.5	*

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

10.11	*

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

10.13	**

Agreement between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2002, which is incorporated herein by reference)

10.14

Lease Agreement, dated January 23, 2003, between Marlborough Campus Limited Partnership and the Registrant, together with Amendment No. 2 to Lease Agreement dated as of January 20, 2005 (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K for the period ended December 31, 2004, which is incorporated herein by reference)

10.15	**

Exclusive License Agreement between Matrix Technologies Corporation, d/b/a Apogent Discoveries, and the Registrant dated as of November 26, 2002 (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K for the period ended December 31, 2002, which is incorporated herein by reference)

10.16	**

Services, Manufacturing and Supply Agreement dated as of April 7, 2003, by and between the Company and Discovery Labware, Inc. (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, which is incorporated herein by reference)

10.17	**

First Amendment to License Agreement by and between the Registrant and Laboratory Corporation of America Holdings, Inc. dated January 19, 2004 (previously filed as Exhibit 10.32 to our Annual Report on Form 10-K for the period ended December 31, 2003, which is incorporated herein by reference)

10.18	**

Sublicense Agreement between the Registrant and Beckman Coulter dated July 28, 2003 (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the period ended December 31, 2003, which is incorporated herein by reference)

10.19	*

Executive Change of Control Agreement between the Registrant and Jeffrey R. Luber dated September 28, 2004 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on October 1, 2003, which is incorporated herein by reference)

10.20	*

Executive Change of Control Agreement between the Registrant and Harry W. Wilcox, III dated September 28, 2004 (previously filed as Exhibit 10.2 to our Report on Form 8-K filed on October 1, 2003, which is incorporated herein by reference)

10.21	*	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.3 to our Report on Form 8-K filed on October 1, 2003, which is incorporated herein by reference)
10.22	*	Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.1 to our Report on Form 10-Q filed on November 4, 2004, which is incorporated herein by reference)
10.23*

Executive Agreement between the Registrant and Charles R. Carelli, Jr. dated November 12, 2004 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on November 12, 2004, which is incorporated herein by reference)

10.24	*

The Registrants Executive Incentive Plan, as amended (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2005, which is incorporated herein by reference)

10.25*		The Registrants 2000 Employee Stock Purchase Plan (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005, which is incorporated herein by reference)
12.1	+	Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1		Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)
23.1	+	Consent of Ernst & Young LLP
24.1		Power of Attorney (included on signature page)
31.1	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.3	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Indicates a management contract or any compensatory plan, contract or arrangement.

**             Confidential Treatment requested for certain portions of this Agreement.

+                Filed herewith.