Form 10-Q
period 2006-03-31
EXACT SCIENCES CORP
filed 2006-04-27
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 26, 2006, the registrant had 26,397,603 shares of Common Stock outstanding

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,007	$10,391
Marketable securities	21,112	19,395
Prepaid expenses and other current assets	1,158	1,213
Total current assets	35,277	30,999
Property and Equipment, at cost:
Laboratory equipment	4,123	4,014
Office and computer equipment	1,407	1,407
Leasehold improvements	1,259	1,259
Furniture and fixtures	299	299
	7,088	6,979
Less—Accumulated depreciation and amortization	(5,939)	(5,966)
	1,149	1,013
Patent costs and cther assets, net of accumulated amortization of $2,279 and $2,410 at December 31, 2005 and March 31, 2006, respectively	1,419	1,322
	$37,845	$33,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$468	$266
Accrued expenses	1,485	1,348
Deferred license fees, current portion	4,363	4,363
Total current liabilities	6,316	5,977

Deferred License Fees, less current portion	6,908	5,817

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—26,436,498 and 26,472,091 shares at December 31, 2005 and March 31, 2006, respectively	264	265
Additional paid-in capital	162,349	163,418
Treasury stock, 85,550 shares	(97)	(97)
Other comprehensive loss	(45)	(33)
Accumulated deficit	(137,850)	(142,013)
Total stockholders’ equity	24,621	21,540
	$37,845	$33,334

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2005	2006
Revenue:
Product royalty fees	$68	$61
License fees	1,128	1,091
Product	51	42
	1,247	1,194
Cost of revenue:
Product royalty fees	4	4
Product	44	584
	48	588

Gross profit	1,199	606

Operating Expenses:
Research and development (1)	2,342	1,960
Sales and marketing (1)	1,657	1,486
General and administrative (1)	1,405	1,641
Restructuring	626	—
	6,030	5,087

Loss from operations	(4,831)	(4,481)

Interest income	246	318

Net loss	$(4,585)	$(4,163)

Net loss per share—basic and diluted	$(0.17)	$(0.16)

Weighted average common shares outstanding—basic and diluted	26,203	26,376

(1)   The following summarizes the departmental allocation of stock-based compensation:

Research and development	$61	$264
Sales and marketing	58	407
General and administrative	184	396
Total	$303	$1,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2005	2006

Cash flows from operating activities:
Net loss	$(4,585)	$(4,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210	198
Amortization and write-offs of patents	138	142
Restructuring	282	—
Stock-based compensation	303	1,067
Amortization of deferred license fees	(1,128)	(1,091)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(277)	(55)
Accounts payable	(266)	(202)
Accrued expenses	(635)	(187)
Net cash used in operating activities	(5,958)	(4,291)

Cash flows from investing activities:
Purchases of marketable securities	(6,340)	(5,632)
Maturities of marketable securities	8,511	7,361
Purchases of property and equipment	(23)	(62)
Increase in patent costs and other assets	(18)	(45)
Net cash provided by investing activities	2,130	1,622

Cash flows from financing activities:
Proceeds from exercise of common stock options and stock purchase plan	68	53
Repayment of notes receivable	1	—
Net cash provided by financing activities	69	53

Net decrease in cash and cash equivalents	(3,759)	(2,616)
Cash and cash equivalents, beginning of period	13,092	13,007
Cash and cash equivalents, end of period	$9,333	$10,391

The accompanying notes are an integral part of these ccondensed onsolidated financial statements.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2005 and March 31, 2006, approximately $1.0 million of the Company’s cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for the Company’s corporate headquarters. Cash equivalents primarily consist of money market funds at December 31, 2005 and March 31, 2006.

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

All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. There were no realized gains or losses on the sale of available-for sale securities during the three months ended March 31, 2005 and 2006.

Patent Costs

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred and are amortized beginning when patents are issued over an estimated useful life of five years. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is deemed to be no longer of value to the Company. Other assets principally consist of license fees and deposits.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share for the three months ended March 31, 2005 and 2006 because they would have an antidilutive effect due to net losses for such periods:

	March 31,
(in thousands)	2005	2006
Shares issuable upon exercise of stock options	5,292	5,020
Shares issuable upon vesting of restricted common stock	9	—
Shares issuable upon exercise of outstanding warrants	1,000	1,000
	6,301	6,020

Revenue Recognition

License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalties earned on PreGen-Plus tests performed by LabCorp are based upon the customer’s remittance to LabCorp, not the amount billed. Until such time as the Company has sufficient history and experience to estimate the percentage of PreGen-Plus accessions to LabCorp that will ultimately result in revenue for the Company, it will continue to recognize royalties as LabCorp customers make payments. The timing of such payments to LabCorp is uncertain because of the variable time lag between invoicing and payment and the number of parties involved in the reimbursement process.

Product revenue from the sale of certain components of the Company’s Effipure™ technology to LabCorp is recognized upon transfer of the components provided that title passes, the price is fixed or determinable and collection of the receivable is probable.

Revenue from milestone and other performance-based payments, if any, is recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities. Comprehensive loss for the three months ended March 31, 2005 and 2006 was as follows:

	Three Months Ended March 31,
(In thousands)	2005	2006
Net loss	$(4,585)	$(4,163)
Unrealized (loss) gain on marketable securities	(16)	12
Comprehensive loss	$(4,601)	$(4,151)

(3) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s stock-based compensation plans are summarized below.

1995 Stock Option Plan - Under the 1995 stock option plan (the “1995 Option Plan”), the Company’s board of directors could grant incentive and non-qualified stock options to purchase an aggregate of up to 3,987,500 shares of common stock to employees, directors and consultants of the Company. The exercise price of each option is determined by the board of directors. Incentive stock options may not be less than the fair market value of the stock on the date of grant, as defined by the board of directors. Options granted under the 1995 Option Plan vest over a three-to-five-year period and expire 10 years from the grant date.

The 1995 Option Plan was terminated on January 31, 2001, the effective date of the Company’s registration statement in connection with its initial public offering. Options granted prior to the date of termination remain outstanding and may be exercised in accordance with their terms. At March 31, 2006, options to purchase 698,174 shares were outstanding under the 1995 Option Plan.

2000 Stock Option Plan - The Company adopted the 2000 Stock Option and Incentive Plan (the “2000 Option Plan”) on October 17, 2000. At March 31, 2006, a total of 5,696,690 shares of common stock have been authorized and reserved for issuance under the 2000 Option Plan. The 2000 Option Plan provides that the number of shares authorized for issuance will automatically increase on each January 1 by (i) the greater of 5% of the outstanding number of shares of common stock on the preceding December 31, or that number of shares underlying option awards issued during the one-year period prior to such January 1, or (ii) such lesser number as may be approved by the board of directors. Under the terms of the 2000 Option Plan, the Company is authorized to grant incentive stock options as defined under the Internal Revenue Code, non-qualified options, restricted stock awards or opportunities to make direct purchases of common stock to employees, officers, directors, consultants and advisors. Options granted under the 2000 Option Plan expire ten years from the date of grant. Grants made from the 2000 Option Plan prior to January 1, 2006 generally vest over a period of three to five years. Grants made from the 2000 Option Plan subsequent to January 1, 2006 generally vest monthly over a three year period.

The 2000 Option Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At March 31, 2006, options to purchase 4,321,533 shares were outstanding under the 2000 Option Plan and 1,218,369 shares were available for future grant under the 2000 Option Plan.

2000 Employee Stock Purchase Plan - At March 31, 2006, the 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) provides for the issuance of up to an aggregate of 925,902 shares of common stock to participating employees. The 2000 Purchase Plan provides that the number of shares authorized for issuance will automatically increase on each February 1 by (i) the greater of 0.75% of the outstanding number of shares of common stock on the immediately preceding December 31, or that number of shares issued during the one-year period prior to such February 1, or (ii) such lesser number as may be approved by the Company’s board of directors.

The compensation committee of the Company’s board of directors administers the 2000 Purchase Plan. Generally, all employees who have completed three months of employment and whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the 2000 Purchase Plan. The right to purchase common stock under the 2000 Purchase Plan is made available through a series of offerings. Participating employees authorize an amount, between 1% and 10% of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2000 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2000 Purchase Plan and no employee can purchase more than $25,000 of the Company common stock under the 2000 Purchase Plan in any calendar year. Rights granted under the 2000 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2000 Purchase Plan at any time or upon termination of employment.

Adoption of SFAS No. 123(R)

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) effective January 1, 2006 using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values. SFAS No. 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No.123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under the modified prospective transition method, the Company recognized stock-based compensation expense during the quarter ended March 31, 2006 in connection with: (a) stock options and restricted stock awards granted and employee stock purchase plan awards with offering periods commencing prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options granted and employee stock purchase plan awards with offering periods commencing subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated. As a result of the adoption of SFAS No. 123(R), the Company recorded incremental stock-based compensation expense of $957,000 in its consolidated statements of operations for the three months ended March 31, 2006.

Total stock-based compensation of $1,067,000 recorded in the quarter ended March 31, 2006 included $110,000 recorded in connection with stock options and restricted stock awards granted to non-employee consultants as well as stock-based compensation expense related to the Company’s 2006 401(k) match which, if approved by the Company’s board of directors, is made annually in Company common stock. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company, in accordance with APB 25, recognized expenses related to non-employee consultant stock option grants and restricted stock awards and the Company’s 401(k) match in its consolidated statements of operations.

The amounts in the table below represent solely the impact of expenses recorded in the Company’s consolidated statements of operations in connection with employee and director stock option grants and the 2000 Purchase Plan in accordance with SFAS No.

123(R). Non-employee consultant stock option grants, restricted stock awards and the Company’s 2006 401(k) match are accounted for similarly under both APB 25 and SFAS No. 123(R) and are therefore excluded from the table below.

Three Months Ended
(in thousands)	March 31, 2006
Research and development	$238
Sales and marketing	338
General and administrative	381
$957

The following table presents the impact of the Company’s adoption of SFAS No. 123(R) on selected statements of operations line items for the three months ended March 31, 2005 and 2006.

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2005	March 31, 2006

Loss from operations, as reported	$(4,831)	$(4,481)
Recorded stock-based employee compensation	—	957
Loss from operations without stock-based employee compensation	$(4,831)	$(3,524)

Net loss, as reported	$(4,585)	$(4,163)
Recorded stock-based employee compensation	—	957
Net loss, without stock-based employee compensation	$(4,585)	$(3,206)

Net loss per share - basic and diluted, as reported	$(0.17)	$(0.16)
Recorded stock-based employee compensation	—	0.04
Net loss per share - basic and diluted, without stock-based employee compensation	$(0.17)	$(0.12)

Determining Fair Value

Valuation and amortization method - The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

Expected term - The Company uses the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected term. This method allows the Company to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.

Expected Volatility - Expected volatility is based on the Company’s historical volatility from the time of its initial public offering in January of 2001 through March 31, 2006. Expected volatility was lower in the first quarter of 2006 when compared to the same period of 2005 as the Company refined its expectation because, as of March 31, 2006, it had at least five years of historical volatility data on which to base its expectation. Prior to March 31, 2006, sufficient historical volatility data did not exist to reasonably justify a lower expected volatility.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - As required by SFAS No. 123(R), the Company records share-based compensation expense only for those awards that are expected to vest.

	Three Months Ended March 31,
	2005	2006

Option Plan Shares
Risk-free interest rates	3.96% - 4.00%	4.59%
Expected term (in years)	7	6
Expected volatility	100%	70%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$3.54	$1.73

ESPP Shares
Risk-free interest rates	N/A	3.81% - 4.61%
Expected term (in years)	N/A	0.5 - 2
Expected volatility	N/A	70%
Dividend yield	N/A	0%
Weighted average fair value per share of options granted during the period	N/A	$1.18

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Note that the pro forma disclosures below are provided for the quarter ended March 31, 2005 only because employee stock options were not accounted for using the fair value method during that period. When the Company presents its financial statements for first quarter of 2007, it will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under the SFAS No. 123(R) fair value method for the first quarter of both 2006 and 2007.

Three Months
Ended
(In thousands, except per share data)	March 31, 2005
Net loss as reported	$(4,585)
Add: Stock-based compensation included in reported net loss	303
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(2,313)
Pro forma net loss - SFAS No. 123	$(6,595)

Basic and diluted net loss per share:
As reported	$(0.17)

Pro forma net loss - SFAS 123	$(0.25)

Stock Option Activity

A summary of stock option activity under the 1995 Option Plan and the 2000 Option Plan during the three months ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
(Aggregate intrinsic value in thousands)

Outstanding, December 31, 2005	4,499,927	$6.10	6.17

Granted	775,500	2.61
Exercised	(12,062)	0.00
Cancelled	(243,658)	6.78

Outstanding, March 31, 2006	5,019,707	$5.54	6.71	$1,566

Exercisable, March 31, 2006	3,284,660	$6.53	5.66	$1,157

The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 1,522,321 shares that had exercise prices that were lower than the $3.07 market price of our common stock at March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $50,000, determined as of the date of exercise.

As of March 31, 2006, there was $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.6 years.

The Company did not receive any cash from stock option exercises during the three months ended March 31, 2006. During the quarter ended March 31, 2006, 23,531 shares of common stock were issued under the Company’s 2000 Purchase Plan resulting in proceeds to the Company of $53,000.

(4) EFFIPURE CONTINGENCIES

The Company has entered into agreements with certain suppliers and contract manufactures to produce components utilized in Effipure, which the Company sells to LabCorp for use in LabCorp’s PreGen-Plus testing service. Several of these supply agreements included minimum purchase commitments to be fulfilled by the Company over the life of the agreements, the last of which expires in April 2006. As of March 31, 2006, there were no outstanding purchase commitments remaining in connection with these supply agreements. As of March 31, 2006, the carrying value of the Company’s Effipure inventory was $0.2 million and was recorded under the caption “Prepaid expenses and other current assets” in its consolidated balance sheets. The Company does not anticipate purchasing additional Effipure inventory beyond March 31, 2006. If LabCorp’s purchases of Effipure from the Company do not keep pace with the Company’s Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), the Company may need to make additional provisions for excess inventory.

LabCorp recently informed the FDA that they are working on changes to PreGen-Plus that will eliminate the use of Effipure by the end of 2006. We expect to continue to sell Effipure to LabCorp until LabCorp discontinues use of Effipure in the processing of PreGen-Plus tests, which we expect will occur no later than the end of 2006. There can be no assurance that our existing Effipure inventory will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to replace Effipure in commercial use and, if our Effipure inventory proves insufficient, there can be no assurance that LabCorp will be able to acquire the components used in the development of Effipure from other sources on acceptable terms, if at all. If LabCorp replaces the Effipure technology in commercial use with new or improved technologies prior to the end of 2006, our existing Effipure inventories would be unsaleable which would require the write-off of the then current value of the Effipure inventory and the write down of approximately $0.4 million in intellectual property related specifically to Effipure.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of EXACT Sciences Corporation should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, which has been filed with the Securities and Exchange Commission (the “SEC”).  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections, including without limitation statements regarding the building of material market demand, the sufficiency of capital resources, expected royalty fees and revenues, expected revenues and sales and marketing expenses, the impact of regulatory agency action on the marketing and sale of PreGen-Plus, the focus and level of research and development efforts and development of new technologies, expectations regarding third-party reimbursement of PreGen-Plus and inclusion of stool-based DNA screening in colorectal cancer screening guidelines, our expectations concerning our commercial strategy, our marketing, sales and reimbursement efforts and their likely future success, our research and development efforts, and the effectiveness and market acceptance of our technologies and PreGen-Plus.  Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in Item 1A of this report. We urge you to consider the risks and uncertainties discussed in Item 1A in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

•                  raising capital;

•                  licensing our proprietary technologies to LabCorp;

•                  working to further the adoption of stool-based DNA testing for colon cancer, including seeking inclusion of such technology in the guidelines of the major medical societies and related organizations;

•                  working with LabCorp on activities in support of the commercialization of PreGen-Plus; and

•                  sales and marketing efforts in support of PreGen-Plus.

 We have generated limited operating revenues since our inception and, as of March 31, 2006, we had an accumulated deficit of approximately $142.0 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of personnel, the initiation of marketing programs and the build-out of our sales infrastructure to support the commercialization and marketing of PreGen-Plus. We expect that our losses will continue for the next several years as a result of continuing research, development, sales and marketing expenses.

LabCorp launched PreGen-Plus commercially in August 2003. From the date of launch through March 31, 2006, LabCorp had accessioned approximately 10,000 PreGen-Plus samples, including approximately 4,000 tests during the year ended December 31, 2005 and 1,200 during the quarter ended March 31, 2006. Since the commercial launch of PreGen-Plus, LabCorp has offered the testing service as an in-house developed laboratory test, or “homebrew.”  Homebrew tests have historically been treated as exempt from the pre-market clearance or approval requirements of the U.S. Food and Drug Administration (the “FDA”). On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device. The FDA also indicated that the device “cannot be commercially distributed without an appropriate pre-market determination from the FDA.”  LabCorp has informed us that they are currently discussing this matter with FDA with the goal of arriving at a mutually acceptable regulatory and commercial solution. We cannot assure you that the FDA will not determine that Effipure or PreGen-Plus, in whole or in part, requires pre-market approval, in which case, LabCorp’s use of Effipure or PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our business.

To build sufficient demand for PreGen-Plus, we believe that stool-based DNA testing must be included in screening guidelines of the major guidelines organizations (including the guidelines of the American Cancer Society, American College of Gastroenterology, the American Gastroenterology Association and the U.S. Preventative Services Task Force ) and that substantial funds will likely need to be invested in sales and marketing efforts over the next several years to, among other things:

•                  achieve broad patient awareness and acceptance of PreGen-Plus, including its novel sample collection process;

•                  make stool-based DNA screening a standard of care among prescribing physicians; and

•                  educate physicians and their office staffs to facilitate patient compliance.

Whether stool-based DNA screening is included in screening guidelines is outside of our control and could involve a process spanning many months from the initial meeting of key guidelines decision makers to notification of inclusion or exclusion from guidelines. A guidelines decision by one or more of the groups comprising the major guidelines organizations would likely only become final once it is reduced to writing and published in a peer-reviewed journal.

There can be no assurance that stool-based DNA screening will be included in colorectal cancer screening guidelines of the major guidelines organizations. If stool-based DNA screening is not included in colorectal cancer screening guidelines of one or more major guidelines organizations, or if inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations could be materially adversely affected. In addition, we do not have, and we cannot assure you that LabCorp will devote the funds that we believe are likely necessary to build sufficient demand for PreGen-Plus. Even if stool-based DNA screening is included in colorectal cancer screening guidelines and sufficient amounts are invested in sales and marketing efforts, our success will also depend upon a number of factors that are largely out of our control, including the following:

•                  the regulatory requirements for PreGen-Plus and the timing of any required regulatory filings and approval processes;

•                  whether LabCorp continues to offer PreGen-Plus commercially;

•                  acceptance, endorsement and formal policy approval of stool-based DNA screening for reimbursement by Medicare and other third-party payors;

•                  whether payors issue favorable coverage policy for stool-based DNA screening if it is included in the screening guidelines of one or more, but not all, of the major guidelines organizations;

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

•                  stool-based DNA screening becoming a standard of care among prescribing physicians; and

•                  the quality and service of the LabCorp testing process.

Until such time as some or all of the factors outlined above are in place, we do not expect material revenue growth. Our revenue is comprised of product royalty fees on PreGen-Plus tests sold by LabCorp, product revenue from the sale to LabCorp of Effipure components, which are used by LabCorp in processing PreGen-Plus tests, and the amortization of license fees for the licensing of product rights to LabCorp under our strategic license agreements. We expect that product royalty fees and product revenue for 2006 will be substantially consistent with amounts recorded in 2005. We account for PreGen-Plus royalty fees on a cash basis and expect to continue to do so until such time as we have sufficient history and experience to estimate the percentage of PreGen-Plus accessions that will ultimately result in revenue for us. Laboratory operating factors such as turnaround times for the testing process, possible pre- and post-analytical sample and sample processing deficiencies and third-party reimbursement all influence the timing and whether an accession by LabCorp will eventually be recognized as revenue by us. We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period. License fee revenue for 2006 is expected to be higher than license fee revenue recorded in 2005 due to the one time, non-cash reduction in license fee revenue of $0.6 million recorded in the quarter ended June 30, 2005 in connection with the extension of a warrant issued to LabCorp.

Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies and as of January 1, 2006, non-cash stock-based compensation related to the amortization of the fair value of stock option awards granted to employees. Our research and development efforts in 2006 will focus on improving the sensitivity and other performance aspects of our stool-based DNA screening technology for colorectal cancer and thus we do not expect to engage in large-scale clinical trials. However, if we pursue a product development strategy and seek FDA approval relating to Version II of our technology, or relating to PreGen-Plus in whole or in part, we may need to invest substantial funds in research or clinical studies associated with such efforts as well as substantial funds in the design and development of one or more stool-based DNA colorectal cancer screening products. If we do not pursue this product development strategy, we expect research and development expenses in 2006 to be materially consistent with 2005 levels.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees and, as of January 1, 2006, non-cash stock-based compensation related to the amortization of the fair value of stock option awards granted to employees. We expect selling, general and administrative expenses in 2006 to be substantially the same as 2005 levels based on our current operating outlook.

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

The notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2005, which has been filed with the SEC, include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. As described below, we believe that that the accounting policies most critical to aid in fully understanding and evaluating our reported financial results are revenue recognition and the assessment of the recoverability of long-lived assets, primarily intellectual property.

Revenue Recognition. License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period.

Royalties earned on PreGen-Plus tests performed by LabCorp are based upon the customer’s remittance to LabCorp, not the amount billed. Until such time as we have sufficient history and experience to estimate the percentage of PreGen-Plus accessions to LabCorp that will ultimately result in revenue for us, we will continue to recognize royalties as LabCorp customers make payments. The timing of payments to LabCorp is uncertain because of the variable time lag between invoicing and payment and the number of parties involved in the reimbursement process.

Product revenue from the sale of certain components of our Effipure™ technology to LabCorp is recognized upon transfer of the components provided that title passes, the price is fixed or determinable and collection of the receivable is probable. We bear the risk of obsolescence related to the Effipure inventory.

Revenue from milestone and other performance-based payments, if any, is recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable.

Patent Costs. Patent costs are capitalized as incurred and are amortized beginning when patents are issued over an estimated useful life of five years. Capitalized patent costs are expensed upon disallowance of the patent, or upon a decision by us to no longer pursue the patent, or when the related intellectual property is deemed to be no longer of value to us.

We apply Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets, which requires us to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired. Such events may include whether stool-based DNA screening is included in colorectal cancer screening guidelines or a change in the regulatory requirements for PreGen-Plus.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) effective January 1, 2006 using the modified prospective transition method. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (“ESPP”) to be recognized in the financial statements based on their fair values. SFAS 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No.123, Accounting for Stock Based Compensation (“SFAS No. 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under the modified prospective transition method, we recognized stock-based compensation expense during the quarter ended March 31, 2006 in connection with: (a) stock options and restricted stock awards granted and employee stock purchase plan awards with offering periods commencing prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options and employee stock purchase plan awards with offering periods commencing subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated. Upon the adoption of SFAS No. 123(R), we recorded incremental stock-based compensation expense of $957,000 in our consolidated statements of operations for the three months ended March 31, 2006.

Total stock-based compensation of $1,067,000 recorded during the quarter ended March 31, 2006 included $110,000 recorded in connection with stock options and restricted stock awards granted to non-employee consultants as well as stock-based compensation expense related to our 2006 401(k) match which, if approved by our board of directors, is made annually in our common stock. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, in accordance with APB 25, we recognized expenses related to non-employee consultant stock option grants and restricted stock awards and our 401(k) match in our consolidated statements of operations.

The amounts in the table below represent solely the impact of expenses recorded in our consolidated statements of operations in connection with employee and director stock option grants and the employee stock purchase plan in accordance with SFAS No. 123(R). Non-employee consultant stock option grants, restricted stock awards and our 2006 401(k) match are accounted for similarly under both APB No. 25 and SFAS No. 123(R) and are therefore excluded from the table below.

Three Months Ended
(in thousands)	March 31, 2006
Research and development	$238
Sales and marketing	338
General and administrative	381
$957

The following table presents the impact of our adoption of SFAS No. 123(R) on selected statements of operations line items for the three months ended March 31, 2005 and 2006.

	Three Months	Three Months
	Ended	Ended
(in thousands)	March 31, 2005	March 31, 2006

Loss from operations, as reported	$(4,831)	$(4,481)
Recorded stock-based employee compensation	—	957
Loss from operations without stock-based employee compensation	$(4,831)	$(3,524)

Net loss, as reported	$(4,585)	$(4,163)
Recorded stock-based employee compensation	—	957
Net loss, without stock-based employee compensation	$(4,585)	$(3,206)

Net loss per share - basic and diluted, as reported	$(0.17)	$(0.16)
Recorded stock-based employee compensation	—	0.04
Net loss per share - basic and diluted, without stock-based employee compensation	$(0.17)	$(0.12)

Changes in Assumptions Used to Determine Fair Value

Expected term – Effective with the adoption of SFAS No. 123(R) on January 1, 2006, we use the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, as we do not currently have sufficient historical exercise data on which to base an estimate of expected term. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted and results in an expected option term of 6 years. Historically, we used an expected term of 7 years to value sock option grants under SFAS No. 123.

Expected Volatility – Expected volatility is based on our historical volatility from the time of our initial public offering in January of 2001 through March 31, 2006. Expected volatility of 70% in the first quarter of 2006 was lower when compared to the 100% volatility used in the same period of 2005 as we refined our expectation of volatility effective with the adoption of SFAS No. 123(R) on January 1, 2006. As of March 31, 2006, we had at least five years of historical volatility data on which to base our expected volatility. Prior to March 31, 2006, sufficient historical volatility data did not exist to reasonably justify a lower expected volatility.

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Note that the pro forma disclosures below are provided for the quarter ended March 31, 2005 only because employee stock options were not accounted for using the fair value method during that period. When the Company presents its financial statements for first quarter of 2007, it will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under the SFAS No. 123(R) fair value method for the first quarter of both 2006 and 2007.

Three Months
Ended
(In thousands, except per share data)	March 31, 2005
Net loss as reported	$(4,585)
Add: Stock-based compensation included in reported net loss	303
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(2,313)
Pro forma net loss - SFAS No. 123	$(6,595)

Basic and diluted net loss per share:
As reported	$(0.17)

Pro forma net loss - SFAS 123	$(0.25)

As of March 31, 2006, there was $4.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.6 years.

Results of Operations

Revenue. Total revenue was $1.2 million for the three months ended March 31, 2006, as well as for the comparable period of 2005. Revenue is primarily composed of amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the exclusive license period, which ends in August 2008, and, to a lesser extent, royalties on LabCorp’s sales of PreGen-Plus, and sales of Effipure units to LabCorp. LabCorp recently informed the FDA that they are working on changes to PreGen-Plus that will eliminate the use of Effipure by the end of 2006. We, therefore, do not expect to record revenues from the sale of Effipure components to LabCorp after December 2006. The loss of this revenue beginning in 2007 is not expected to have a material impact on our gross margins because, under our agreement with LabCorp, our Effipure sales to LabCorp resulted in no gross margin as LabCorp reimbursed us only for our costs to provide Effipure to them.

Cost of revenue. Total cost of revenue increased to $0.6 million for the three months ended March 31, 2006 from $48,000 for the three months ended March 31, 2005. The cost of product revenue includes the costs of Effipure components while the cost of product royalty revenue represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus. The increase in the cost of product revenue for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily the result the write-off of approximately $0.5 million in excess Effipure inventory units during the quarter ended March 31, 2006. As a result of LabCorp’s decision to discontinue use of Effipure in the processing of PreGen-Plus tests beyond 2006, we wrote-off Effipure inventory units not expected to be purchased by LabCorp by the end of 2006. We did not write-off any Effipure inventory during the quarter ended March 31, 2005.

During the development of the manufacturing and supply chain processes for Effipure components, we entered into agreements with certain suppliers and contract manufactures to produce components utilized in Effipure. Certain of these supply agreements included minimum purchase commitments to be fulfilled by us over the life of the agreements, the last of which expires in April 2006. As of March 31, 2006, there were no outstanding purchase commitments remaining in connection with these supply agreements. As of March 31, 2006, the carrying value of our Effipure inventory was $0.2 million and was recorded under the caption “Prepaid expenses and other current assets” in our consolidated balance sheets. We do not anticipate purchasing additional Effipure inventory beyond March 31, 2006. If LabCorp’s purchases of Effipure from us do not keep pace with our Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), we may need to make additional provisions for excess inventory.

We expect to continue to sell Effipure to LabCorp until LabCorp discontinues use of Effipure in the processing of PreGen-Plus tests, which we expect will occur no later than the end of 2006. There can be no assurance that our existing Effipure inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to replace Effipure in commercial use and, if our Effipure inventory proves insufficient, there can be no assurance that LabCorp will be able to acquire the components used in the development of Effipure from other sources on acceptable terms, if at all. If LabCorp replaces the Effipure technology in commercial use with new or improved technologies prior to the end of 2006, our existing Effipure inventories would be unsaleable which would require the write-off of the then current value of the Effipure inventory and the write down of approximately $0.4 million in intellectual property related specifically to Effipure.

Research and development expenses. Research and development expenses decreased to $2.0 million for the three months ended March 31, 2006 from $2.3 million for the three months ended March 31, 2005. This decrease was primarily the result of actions taken in February 2005 to focus research and development efforts on improving the sensitivity and other performance aspects of our technologies and associated cost reductions. As described under the heading “Restructuring” below, we discontinued certain research efforts and reduced our workforce by ten employees, principally in the research and development functions. Included in the decrease in research and development expenses for the quarter ended March 31, 2006 as compared to the three months ended March 31, 2005 were decreases of $0.2 million in personnel-related expenses, $0.2 million in laboratory expenses, $0.1 million in clinical study expenses, and $0.1 million related to laboratory space. These decreases were offset by an increase of $0.2 million in stock-based compensation expense for the three months ended March 31, 2006 as compared to the same period of 2005 as a result of the adoption of SFAS No 123(R) on January 1, 2006. See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

Sales and marketing expenses. Sales and marketing expenses decreased to $1.5 million for the three months ended March 31, 2006 from $1.7 million for the three months ended March 31, 2005. This decrease was primarily due to a decrease of $0.3 million in personnel related expenses as a result of a reduction in the size of our sales and marketing force from twenty-three employees at March 31, 2005 to seventeen employees at March 31, 2006. We also reduced our external advertising, marketing and promotional spending by $0.2 million during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. These reductions reflect a focus on spending primarily on those initiatives that directly or indirectly support guidelines inclusion. These decreases were offset by an increase of $0.3 million in stock-based compensation expense for the three months ended March 31, 2006 as compared to the same period of 2005 as a result of the adoption of SFAS No 123(R) on January 1, 2006. See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

General and administrative expenses. General and administrative expenses increased to $1.6 million for the three months ended March 31, 2006 from $1.4 million for the three months ended March 31, 2005. The increase was primarily due an increase of $0.2 million in stock-based compensation expense recorded as a result of the adoption of SFAS No. 123(R) on January 1, 2006. See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

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

Interest income. Interest income increased to $0.3 million for the three months ended March 31, 2006 from $0.2 million for the three months ended March 31, 2005. This increase was due to an increase in interest rates on investments held during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, partially offset by lower average cash, cash equivalents and marketable securities balances held during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, public offerings of common stock in February 2001 and February 2004 and cash received from LabCorp in connection with our strategic alliance. As of March 31, 2006, we had approximately $29.8 million in cash, cash equivalents and marketable securities, of which approximately $1.0 million has been pledged as collateral for an outstanding letter of credit.

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

Net cash used in operating activities was $4.3 million for the three months ended March 31, 2006 as compared to $6.0 million for the three months ended March 31, 2005. The decrease in net cash used in operating activities for the three months ended March 31, 2006 as compared the three months ended March 31, 2005 was primarily due to decreases in applied research, sales and marketing spending. We took steps in February 2005 to reduce our research and development spending, including reducing our workforce (see the topic “Restructuring” under “Results of Operations” above) and focusing our research efforts on improving the performance aspects of our technology through smaller, less expensive studies leveraging results of our prior studies, including our large-scale multi-center study. In addition, during the first quarter of 2006, we limited our sales and marketing spending to primarily those initiatives that directly or indirectly support guidelines inclusion.

As a result of this operational focus for our sales and marketing force, we spent less on sales and marketing in the three months ended March 31 2006 than we did in the three months ended March 31, 2005. Cash flows from operations can vary significantly due to various factors, including changes in prepaid expenses, accounts payable and accrued expenses.

Net cash provided by investing activities was $1.6 million for the three months ended March 31, 2006, as compared to net cash provided by investing activities of $2.1 million for the three months ended March 31, 2005. Excluding the impact of purchases and maturities of marketable securities (which fund our ongoing operations), net cash used in investing activities was $0.1 million and $41,000 for the three months ended March 31, 2006 and 2005, respectively.

Purchases of property and equipment of $62,000 during the three months ended March 31, 2006 were materially consistent with purchases of property and equipment of $23,000 during the three months ended March 31, 2005. We expect that purchases of property and equipment during the remainder of 2006 will be substantially consistent with the $0.2 million invested in 2005. We continued to invest in our patent portfolio for the three months ended March 31, 2006 and 2005 and we expect that investments made in our patent portfolio for the remainder of 2006 will be substantially consistent with $0.2 million invested in 2005.

Net cash provided by financing activities was $53,000 and $68,000 for the three months ended March 31, 2006 and 2005, respectively, and represented proceeds from the issuance of common stock under our employee stock option and purchase plans.

We expect that cash, cash equivalents and short-term investments on hand at March 31, 2006 will be sufficient to fund our current operations through at least December 31, 2007, based upon our existing levels of sales and operating expenses. We do not expect that product royalty payments and milestone payments from LabCorp will materially supplement our liquidity position in the next twelve months given that stool-based DNA screening is not yet included within colorectal cancer screening guidelines and only a limited number of payors have issued formal policy approving payment for stool-based DNA screening under limited conditions. In addition, the guidelines review and approval process has historically been lengthy, spanning many months from initial review through drafting and publication of a guidelines decision from the major guidelines organizations. Any milestone payments from LabCorp relating to a positive guidelines decision would likely not be paid until the end of this process at or about the time of guidelines publication. Moreover, the Centers for Medicare and Medicaid Services (CMS) have not approved stool-based DNA colorectal cancer screening for payment, have not yet accepted our request for a National Coverage Determination (NCD) and have sought additional information regarding the FDA regulatory status of PreGen-Plus, which has delayed our application’s acceptance.

In light of recent communications between LabCorp and the FDA in which the FDA has indicated that a pre-market submission is necessary for PreGen-Plus as a medical device, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. In addition, the FDA’s position on this could negatively affect our operations either through regulation or new enforcement initiatives directed at LabCorp or us or through the required investment by us of substantial funds to pursue new clinical studies that may be required in connection with an FDA pre-market submission. Further, the FDA may not approve of certain of our sales and marketing initiatives, which could negatively affect our ability to build awareness around stool-based DNA testing.

Although milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position, the timing and receipt of milestone and performance-based payments is unpredictable at this time. Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of stool-based DNA testing for colorectal cancer into certain clinical guidelines and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties, and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s widespread success with respect to its sales of PreGen-Plus and are not expected in the foreseeable future, if at all. As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs. If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, or if we determine that our sales, marketing or research and development expenses must increase to achieve our goals, we will be required to raise additional capital or reduce the scale of our operations, or both.

While we may, from time to time, seek to access the capital markets, there can be no assurance that we will be successful in any future capital raising efforts, or that we would be able to raise additional funds at an acceptable price level.

The table below reflects our estimated fixed obligations and commitments as of March 31, 2006:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in Thousands)

Operating lease obligations	$4,291	$962	$1,962	$1,367	$—
Purchase obligations	338	338	—	—	—
Obligations under license and collaborative agreements	4,713	680	530	643	2,860
Total	$9,342	$1,980	$2,492	$2,010	$2,860

Operating leases reflect remaining obligations associated with leased facilities in Marlborough and Maynard, Massachusetts. Purchase obligations primarily represent purchase commitments associated with our research and development activities as well as the manufacture and production of Effipure. Obligations under license and collaboration agreements represent on-going commitments under various research collaborations and licensing agreements. Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party. We do not have any special purpose entities or any other off balance sheet financing arrangements.

Our future capital requirements include, but are not limited to, sales and marketing efforts associated with the commercialization of stool-based DNA screening technologies, product development and potential FDA submissions, potential clinical studies required for such FDA submissions, continued funding of our research and development efforts, purchases of laboratory equipment and continued investment in our intellectual property estate. Our future capital requirements will depend on many factors, including the following:

•      the inclusion of stool-based DNA screening in colorectal cancer screening guidelines of major guidelines organizations (including the American Cancer Society, the American College of Gastroenterology, the American Gastroenterological Association and the U.S. Preventative Services Task Force) and the timing thereof;

•      the regulatory requirements for PreGen-Plus, or other stool-based DNA testing services utilizing our technologies, and the timing of any required regulatory approval process;

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

•      the scope of and progress made in our research and development activities; and

•      the successful commercialization and sales growth of PreGen-Plus, or other stool-based DNA testing services utilizing our technologies.

Until such time as some or all of the factors outlined above are in place, we do not expect material revenue growth. If stool-based DNA screening is not included in colorectal cancer screening guidelines of the major guidelines organizations, or if inclusion in such screening guidelines is significantly delayed our business, financial condition and results of operations could be materially adversely affected.

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

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements.

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President Finance, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b promulgated under the Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer, our Senior Vice President, Chief Financial Officer and Treasurer and our Vice President Finance concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective as of the day following the filing of this report, our Senior Vice President, Chief Financial Officer and Treasurer, Harry W. Wilcox, will resign from such positions and assume the part-time role as our Senior Vice President of Corporate Development. Jeffery R. Luber, who has served as our General Counsel and Secretary since November 2002, will, effective as of the day following the filing of this report, assume the offices of Vice President, Chief Financial Officer and Treasurer, and will continue to serve as our General Counsel and Secretary. On April 13, 2006, Charles R. Carelli, Jr. who had served as our Controller since November 2004, was appointed as our Vice President Finance.

Part II - Other Information

Item 1A. Risk Factors

Factors That May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

 We may never successfully commercialize any of our technologies or become profitable.

We have incurred losses since we were formed and have had only modest product and royalty fee revenues since the commercial launch of PreGen-Plus in August 2003. From our date of inception on February 10, 1995 through December 31, 2005, we have accumulated a total deficit of approximately $142.0 million. We expect that our losses will continue for at least the next several years and, depending upon our strategic direction, we may need to invest significant funds toward an FDA-approved test. Moreover, to build material demand for PreGen-Plus, or other stool-based DNA testing services utilizing our technologies, we believe that substantial funds will likely need to be invested in sales and marketing efforts over the next several years. Given our current levels of cash and revenues, and without raising additional capital, we will not be able to spend the amounts that we believe will likely be necessary to fund these investments. If our revenue does not grow significantly, we will not be profitable.  We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.

Our future revenues will depend, in large part, upon whether PreGen-Plus is broadly ordered by medical practitioners, is included within colorectal cancer screening guidelines, is approved for payment by Medicare, is requested by patients, and is reimbursed by other third-party payors.  We believe that our ability to achieve the foregoing may be affected by the following:

•      the inclusion of stool-based DNA screening in colorectal cancer screening guidelines of major guidelines organizations (including the American Cancer Society, the American College of Gastroenterology, the American Gastroenterological Association and the U.S. Preventative Services Task Force);

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

•      whether payors issue favorable coverage policy for stool-based DNA screening if it is included in the screening guidelines of one or more, but not all, of the major guidelines organizations;

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

Many of these factors are outside our control and, accordingly, we cannot assure you that one or more of the foregoing will occur in the near term, or at all.  Failure to achieve one or more of the foregoing events could substantially impair our ability to generate revenues and achieve profitability and will negatively impact the successful commercialization of PreGen-Plus or other stool-based DNA testing services utilizing our technologies. Moreover, if stool-based DNA screening is not included in colorectal cancer screening guidelines of the major guidelines organizations, or if inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations could be materially adversely affected.

If we or LabCorp fail to comply with FDA requirements, we or LabCorp may be limited or prohibited in our ability to commercialize stool-based DNA testing for colorectal cancer and may be subject to stringent penalties.

Since commercial launch of PreGen-Plus in August 2003, LabCorp has offered the PreGen-Plus testing service as an in-house developed laboratory test, or “homebrew”; a category of tests that has historically been treated as exempt from FDA pre-market clearance or approval requirements. In light of recent communications between LabCorp and the FDA, however, the FDA has indicated that a pre-market submission is necessary for PreGen-Plus as a medical device. On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device. The FDA also indicated that the device “cannot be commercially distributed without an appropriate pre-market determination from the FDA.”  LabCorp has informed us that they are currently discussing this matter with the FDA with the goal of arriving at a regulatory and commercial solution that is acceptable to both the FDA and LabCorp. In connection with the FDA’s ongoing discussions with LabCorp, commercial sales of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties. In addition, the FDA’s position on this could negatively affect our operations either through regulation or new enforcement initiatives directed at LabCorp or us. Further, the FDA may not approve of certain of our sales and marketing initiatives, which could negatively affect our ability to build awareness around stool-based DNA testing.

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

If we or LabCorp are unsuccessful in our efforts to obtain FDA regulatory clearance or approval and increase awareness and sales of PreGen-Plus, our revenues will be limited and our ability to become profitable will be materially adversely affected.  Moreover, given the number of products that LabCorp sells, we cannot assure you that LabCorp will devote the substantial level of resources and attention necessary to make PreGen-Plus commercially successful.  Any failure of the LabCorp sales force or our sales and marketing employees, in whole or in part, to give continued and sustained focus to PreGen-Plus would harm the demand creation for PreGen-Plus and, in turn, could materially adversely affect our revenues and delay any performance-based payments for which we might otherwise be eligible, based on substantial sales volumes, under our strategic agreement with LabCorp. Any change in the senior management or organizational structure within LabCorp or us, could also negatively impact our ability to successfully commercialize PreGen-Plus.

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

We cannot control whether LabCorp will devote sufficient resources to PreGen-Plus under our strategic agreement or whether it will elect to pursue the development or commercialization of newer versions of stool-based DNA testing or competing products or services.  Disagreements with LabCorp could delay or terminate the continued commercialization of PreGen-Plus by LabCorp or result in litigation or arbitration, any of which would have a material adverse affect on our business, financial condition and results of operations.  Moreover, if we are unsuccessful in managing our strategic relationship with LabCorp, we would be required to enter into other strategic relationships for the commercialization of PreGen-Plus or attempt to commercialize the testing service ourselves.  We cannot assure you that we would be able to license our technology to another commercial laboratory or otherwise successfully commercialize the testing service, and our failure to do either of the foregoing would materially and adversely affect our ability to generate revenues.

If Medicare and other third-party payors, including managed care organizations, do not issue positive policy decisions approving reimbursement for PreGen-Plus, the commercial success of PreGen-Plus would be compromised.

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare, and covered by managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of virtually any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; approved by the major guidelines organizations; reliable, safe and effective, medically necessary; appropriate for the specific patient and cost-effective. Currently, only a limited number of third-party payors have issued formal policy approving payment for stool-based DNA testing. Furthermore, the Centers for Medicare and Medicaid Services (CMS) have not yet approved stool-based DNA testing for colorectal cancer for payment, CMS has not yet accepted our request for a National Coverage Determination and CMS has sought additional information regarding the FDA regulatory status of PreGen-Plus, which has delayed our application’s acceptance.

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

LabCorp’s current configuration of PreGen-Plus requires access to certain technologies and supplies of raw materials, including elements relating to the Effipure microtiter plates, for which licensing and supply agreements are required. Similarly, the commercialization of Version II of our stool-based DNA screening technology will require that we or LabCorp license certain third-party intellectual property. There can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, if at all. LabCorp recently indicated to the FDA that it is working on changes to PreGen-Plus that will eliminate the use of Effipure in 2006. There can be no assurance that LabCorp will be able to replace Effipure by the end of 2006 or that LabCorp will be able to replace Effipure with a substitute technology of comparable performance with Effipure. There also can be no assurance that existing Effipure inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to replace Effipure in commercial use. Failure to transition to a new and effective DNA capture technology could have a material adverse affect on the processing of PreGen-Plus and on our business. In the event LabCorp is able to identify a new DNA capture technology for use in connection with PreGen-Plus, any such technology may require us or LabCorp to pay royalties or other fees to third parties, which would have an adverse affect on our revenues or gross margin. Furthermore, there can be no assurance that any current contractual arrangements between us and third parties, us and LabCorp, LabCorp and vendors in the DNA capture component supply chain, or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we or LabCorp will be able to enter into any future relationships necessary to the continued commercial sale of PreGen-Plus or necessary to our realization of material revenues. Any failure to obtain necessary technologies or raw materials for Effipure or a replacement for Effipure or the PreGen-Plus testing service overall would require PreGen-Plus to be re-configured which could interrupt the testing service entirely, negatively impact its commercial sale and increase the costs associated with PreGen-Plus, any one of which could have a material adverse affect on our revenues and gross margin, respectively.

If our clinical studies do not prove the superiority, reliability, or effectiveness of stool-based DNA testing, we may experience reluctance or refusal on the part of guidelines writers to include stool-based DNA testing within screening guidelines as well as a reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests based on PreGen-Plus.

If the results of our research and clinical studies do not convince third party payors, physicians, thought leaders and colorectal cancer screening guideline writers of the clinical value of PreGen-Plus or other stool-based DNA testing services utilizing our technologies, we and LabCorp may never successfully commercialize such testing services and, as a consequence, we may not be able to remain a viable business.

In 2006 we completed a research study on the performance of a new marker panel for our stool-based DNA screening technology for colorectal cancer. Forty cancers were analyzed in this study and the results showed 88% sensitivity and 82% specificity for colorectal cancer detection. These 40 cancer samples were from post-colonoscopy patients, while the samples used in our multi-center study in 2003, were samples derived from asymptomatic, average risk individuals. There can be no assurance that the results that we realized in this blinded, 2006 study will be viewed as persuasive for purposes of medical acceptance or guidelines inclusion.

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

In October 2001, Mayo Clinic initiated a three year study of the prototype bead-based version of our technology that was intended to include approximately 4,000 patients at average risk for developing colorectal cancer. Subsequently, we and the Mayo Clinic sought to include the Effipure technology in the study to improve DNA yield, rather than relying solely on the prototype technology alone. In connection with this technology transition, Mayo Clinic reviewed preliminary data from the study which showed that, while our prototype technology was nearly twice as sensitive as Hemoccult II and as sensitive as Hemoccult Sensa in detecting screen-relevant neoplasia, Hemoccult II and Hemoccult Sensa appeared to have outperformed, at a preliminary stage, our prototype technology in the detection of cancer among the thirteen cancer samples collected in the study. We believe that the sample collection protocols used in this study, which were the same as those used in our multi-center study, resulted in DNA degradation that, in turn, resulted in lower sensitivity of our technology. Thought-leading gastroenterologists, guidelines organizations, primary care physicians, payors and others may, despite the small sample size referenced above, assign significance to this preliminary data, especially if published by the NCI or Mayo Clinic, which may significantly adversely affect continued commercialization of the testing service.

If the results of our research and clinical studies, including the results of the Mayo Clinic study (especially in contrast to the results of the 2003 multi-center study referenced above), do not convince thought-leading gastroenterologists, guidelines organizations, primary care physicians, third party payors and patients that tests using our technologies are reliable, effective and/or superior to existing screening methods, including Hemoccult II and Hemoccult Sensa, or show that our technologies are superior but not by a large enough margin to affect prevailing clinical practice, we may experience reluctance or refusal on the part of screening guidelines writers to include stool-based DNA screening in such guidelines (including within the guidelines of the American Cancer Society, the American College of Gastroenterology, the American Gastroenterology Association, and the U.S. Preventative Services Task Force) as well as a reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests using our technologies, which could slow the demand for, and successful commercialization of, PreGen-Plus.

If PreGen-Plus cannot be effectively sold at a price acceptable to the market or acceptable to the writers of screening guidelines, the successful commercialization of PreGen-Plus would be materially harmed.

The success of PreGen-Plus, and future versions of PreGen-Plus depends, in material part, on the ability of LabCorp to price the test at a level acceptable to consumers, physicians, third-party payors, and the writers of colorectal cancer screening guidelines. Currently, screening for colorectal cancer using our technologies is more expensive than FOBT because it is labor-intensive and uses highly complex processes and expensive reagents. The price differential between stool-based DNA testing and FOBT, when compared with the performance differential between the two screening modalities, may be viewed as too significant to endorse stool-based DNA screening for guidelines inclusion. In order to make PreGen-Plus less costly and more commercially attractive to consumers, physicians, third party payors, and guidelines writers, LabCorp will need to reduce the costs of tests using our technologies through significant automation of key operational processes or other cost savings procedures. There can be no assurance that such parties, including Medicare, will pay for PreGen-Plus at levels that will enable us to earn a profit, if at all and there can be no assurance that stool-based DNA testing will be included within screening guidelines, regardless of the performance of the technology. If LabCorp fails to create and improve technologies that sufficiently reduce costs, LabCorp’s sales of PreGen-Plus and, as a result, our revenues may be limited. Moreover, if LabCorp is unable to sell a sufficient number of tests at favorable pricing levels, we will not be successful and we may not be able to remain viable as a company.

If our or LabCorp’s technological advancements do not increase the performance of PreGen-Plus in a cost effective manner, the demand for PreGen-Plus may be negatively impacted.

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

In a recent research study that we conducted, designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool, Version II of our stool-based DNA screening technology demonstrated sensitivity and specificity results of 88% and 82%, respectively for detecting colorectal cancer. While previous published studies for stool-based DNA screening have generally shown specificity above 90%, the specificity results of 82%, may not be deemed clinically or commercially acceptable. There can be no assurance that the overall performance characteristics, or that the design of the Version II research study, will be viewed favorably by thought-leaders, physicians, and consumers or that LabCorp will be able to achieve similar levels of performance in future versions of its PreGen-Plus testing service. The blinded study was designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool.  This study involved the analysis of cancer samples from individuals whose colonoscopy results were positive for colorectal cancer. By contrast, our multi-center study, published in the New England Journal of Medicine in 2004, was comprised of cancer samples from an asymptomatic population. There can be no assurance that the population from which the cancer samples were obtained for the Version II study will be viewed as sufficient to support clinical or market acceptance of the Version II research study results. In addition, the Version II research study has not yet been accepted for publication in a peer-reviewed journal and there can be no assurance that the Version II study will be accepted for publication by a peer-reviewed journal, or by a peer-reviewed journal of a caliber necessary to support clinical or market acceptance of the Version II study results.

If future generations of the PreGen-Plus test do not demonstrate a sufficiently significant increase in the sensitivity or performance over that of the prototype technology in a cost effective manner, sufficient demand for our stool-based DNA screening technologies may never be realized or such demand could be significantly reduced, either of which would have a material adverse affect on our revenues.

If an insufficient number of medical practitioners order and reorder tests using our technologies, our revenue and profitability will be limited.

If a sufficient number of medical practitioners are not convinced to order and reorder PreGen-Plus, we will not become profitable. An important element to the successful commercialization of PreGen-Plus is the inclusion of stool-based DNA testing in colorectal cancer screening guidelines (the guidelines of the American Cancer Society, the American College of Gastroenterology, the American Gastroenterology Association and the U.S. Preventative Services Task Force). Gastroenterologists and primary care physicians will have to be made aware of the benefits of stool-based DNA testing through published papers, presentations at scientific conferences, favorable results from clinical studies and obtaining reimbursement from insurers. Our failure to be successful in these efforts or to be included within colorectal cancer screening guidelines would make it difficult to convince medical practitioners to order and reorder PreGen-Plus for their patients which would limit our revenues and materially adversely affect our business.

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

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of colorectal cancer and is designed to maximize our patent protection against third parties in the U.S. and, potentially, in certain foreign countries. We have filed patent applications that we believe cover methods we have designed to help detect colorectal cancer and other cancers. In order to protect or enforce our patent rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time-consuming, and divert our management and key personnel from our business. Additionally, such actions could result in challenges to the validity or applicability of our patents. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications covering technology used by us or our partners. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any of these suits or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of PreGen-Plus, which would have a material adverse affect on our business, financial condition and results of operations.

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

As of March 31, 2006 we have 37 issued patents and 19 pending patent applications in the United States and we also have 54 issued foreign patents and 61 pending foreign patent applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. A third party has opposed one of our issued European patents relating to the enumerative analysis of nucleic acids in biological samples. A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we and a third-party institution have filed a joint patent application that is co-owned by us and that third-party institution relating to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-pharyngeal, liver and gall bladder in stool under the Patent Cooperation Treaty. This patent application designates the United States, Japan, Europe and Canada. Co-ownership of a patent allows the co-owner to exercise all rights of ownership, including the right to use, transfer and license the rights protected by the applicable patent.

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

The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, of which we believe over 42 million fail to follow the American Cancer Society’s screening guidelines. As a result, the colorectal cancer screening market has attracted competitors, some of which have significantly greater resources than we have. Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a new procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as from existing and possibly improved traditional screening tests such as immunochemical FOBT. In addition, some companies and institutions are developing serum-based tests, or screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colon cancer. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

We rely on third-party contract manufacturers and suppliers and may experience a scarcity of raw materials and components.

We rely on contract manufacturers and suppliers for certain components for our technologies. We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for certain elements used in LabCorp’s PreGen-Plus testing service, including Effipure. Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into, maintain, or effectively transition these agreements and relationships with such suppliers on a timely basis on acceptable terms, if at all. Historically, we have managed the supply chain components for the development and sale of Effipure to LabCorp. LabCorp recently informed us of its intention to manage this supply chain itself and to source components necessary for Effipure directly from outside vendors or, if appropriate, to develop one or more of such components itself. While LabCorp has access to certain levels of inventory of Effipure, there can be no assurance that LabCorp will be able to negotiate commercially acceptable agreements with the third-party vendors in this supply chain, nor that LabCorp will be able to enter into such agreements at all. There also can be no assurance that existing Effipure inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to establish the relationships necessary for the manufacture, supply, and assembly of Effipure components. Furthermore, prior to August 2003, stool-based DNA testing had never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all. If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for LabCorp’s PreGen-Plus testing service, LabCorp may need to reconfigure its PreGen-Plus testing service which would result in delays in commercialization or an interruption in sales and would materially adversely impact our revenues.

If the Effipure technology is replaced in commercial use by new or improved technologies, existing Effipure inventories could become obsolete, which could require the write-off of existing inventory that would negatively impact our gross margins and profitability.

We carry Effipure components in our inventory until they are transferred to LabCorp for use in processing PreGen-Plus tests. As of March 31, 2006, we had $0.2 million in Effipure inventory recorded in our consolidated balance sheets. If test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), or if Effipure is replaced in commercial use by LabCorp prior to December 31, 2006, we may need to make additional provisions for excess inventory and write down approximately $0.4 million in intellectual property related specifically to Effipure, which would have a negative impact on our gross margins and operating results.

If we or our partners fail to comply with regulatory requirements, we may be subject to stringent penalties and our business may be materially adversely affected.

The marketing and sale of PreGen-Plus is subject to various state, federal and foreign regulations.  We cannot assure you that we or our strategic partners will be able to comply with applicable regulations and regulatory guidelines.  If we or our partners fail to comply with any such applicable regulations and guidelines, we could incur significant liability and/or our partners could be forced to cease offering PreGen-Plus in certain jurisdictions.  Also, conforming the marketing and sale of our technologies to any applicable regulations and guidelines could substantially increase our operating expenses.  In addition, LabCorp and any other laboratory that uses PreGen-Plus is subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CLIA is a federal law which regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease.  CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections.  If LabCorp were to lose its CLIA certification, it may no longer be able to offer PreGen-Plus, which would have a material adverse affect on our business.

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

In March 2006, Anthony Shuber, our Chief Technology Officer, resigned his employment with us. We have entered into a consulting agreement with Mr. Shuber, whereby he will serve as a member of our Scientific Advisory Board and continue to assist with various of our research initiatives for a period of up to twelve months.  Mr. Shuber has been critical to our research and development goals and technology improvements, and there can be no assurance that we will be able to pursue and effectively accomplish our research and development goals with Mr. Shuber in the status of consultant. If we were to lose Mr. Hardison, and with Mr. Shuber no longer serving as our Chief Technology Officer, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

Effective as of the day following the filing of this report, our Senior Vice President, Chief Financial Officer and Treasurer, Harry W. Wilcox, will resign from such positions and assume the part-time role as our Senior Vice President of Corporate Development. Jeffery R. Luber, who has served as our General Counsel and Secretary since November 2002, will, effective as of the day following the filing of this report, assume the offices of Vice President, Chief Financial Officer and Treasurer, and will continue to serve as our General Counsel and Secretary.

If we are unable to attract the expertise necessary to develop and seek regulatory approval for an in vitro diagnostic kit, we may not be able to bring more advanced technologies to market

Recently we announced research results on Version II of our stool-based DNA screening technology that was realized utilizing a marker panel comprised of only two markers. We may seek to configure this test as an in vitro diagnostic kit and seek regulatory approval with the FDA. There can be no assurance that we will be able to hire the personnel necessary to develop this product, that we will have the clinical data necessary and sufficient to support an FDA filing, or that an FDA filing on such a product will ultimately be approved. If we cannot execute successfully in these areas, our introduction and commercialization of Version II of our technology may be delayed or may never occur. Moreover, transferring Version II from the laboratory to the commercial setting will require the negotiation and licensing of necessary third-party intellectual property as well as the likelihood of additional technical and clinical validations of the technology. There can be no assurance that such clinical or technical validations will be consistent with the above research results, that the Version II technology will perform equally well in all patient populations and segments, or that such technical and clinical validations will support the commercial introduction of Version II. Moreover, there can be no assurance that the third-party intellectual property that is needed to commercially launch Version II can be obtained on favorable terms, if at all.

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

Our common stock is listed on The NASDAQ National Market under the symbol “EXAS.” Factors affecting our stock price may include:

•      whether stool-based DNA screening is included in colorectal cancer screening guidelines and the timing of any such inclusion;

•      FDA regulation of our or LabCorp’s products and services;

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

Item 5. Other Information

On April 21, 2006, Stanley N. Lapidus, a director of the Company, notified the Company of his intention not to stand for re-election to the Company’s Board of Directors. Mr. Lapidus will serve on our Scientific Advisory Board. He will also remain a director of the Company until the expiration of his term at this year’s annual meeting of stockholders, scheduled to take place on July 21, 2006. In connection with Mr. Lapidus’ departure, the Board of Directors has approved a decrease in the number of directors constituting the Board from seven members to six, to be effective as of this year’s annual meeting of stockholders. Mr. Lapidus’ departure did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

EXACT SCIENCES CORPORATION

Date: April 27, 2006	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 27, 2006	By:	/s/ Harry W. Wilcox, III
Harry W. Wilcox, III
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 27, 2006	By:	/s/ Charles R. Carelli, Jr.
Charles R. Carelli, Jr.
Vice President Finance
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