Form 10-Q
period 2006-06-30
EXACT SCIENCES CORP
filed 2006-08-04
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, the registrant had 26,580,313 shares of Common Stock outstanding

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,007	$13,832
Marketable securities	21,112	13,208
Prepaid expenses and other current assets	1,158	895
Total current assets	35,277	27,935
Property and Equipment, at cost:
Laboratory equipment	4,123	3,795
Office and computer equipment	1,407	1,407
Leasehold improvements	1,259	1,259
Furniture and fixtures	299	299
	7,088	6,760
Less—Accumulated depreciation and amortization	(5,939)	(5,837)
	1,149	923
Patent costs and other assets, net of accumulated amortization of $2,279 and $2,577 at December 31, 2005 and June 30, 2006, respectively	1,419	1,115
	$37,845	$29,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$468	$233
Accrued expenses	1,485	1,661
Deferred license fees, current portion	4,363	4,363
Total current liabilities	6,316	6,257

Deferred License Fees, less current portion	6,908	4,726

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—26,436,498 and 26,533,153 shares at
December 31, 2005 and June 30, 2006, respectively	264	265
Additional paid-in capital	162,349	164,096
Treasury stock, 85,550 shares	(97)	(97)
Other comprehensive loss	(45)	(15)
Accumulated deficit	(137,850)	(145,259)
Total stockholders’ equity	24,621	18,990
	$37,845	$29,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenue:
Product royalty fees	$46	$61	$114	$122
License fees	498	1,091	1,626	2,182
Product	79	69	130	111
	623	1,221	1,870	2,415
Cost of revenue:
Product royalty fees	3	4	7	8
Product	129	89	173	673
	132	93	180	681

Gross profit	491	1,128	1,690	1,734

Operating Expenses:
Research and development(1)	1,894	1,918	4,236	3,878
Sales and marketing(1)	1,619	1,272	3,276	2,758
General and administrative(1)	1,190	1,497	2,595	3,138
Restructuring	—	—	626	—
	4,703	4,687	10,733	9,774

Loss from operations	(4,212)	(3,559)	(9,043)	(8,040)

Interest income	261	313	507	631

Net loss	$(3,951)	$(3,246)	$(8,536)	$(7,409)

Net loss per share—basic and diluted	$(0.15)	$(0.12)	$(0.33)	$(0.28)

Weighted average common shares outstanding—basic and diluted	26,251	26,402	26,227	26,389
(1) Non-cash stock-based compensation expense included in these amounts are as follows:

Research and development	$ 19	$ 103	$ 80	$ 368
Sales and marketing	—	300	58	707
General and administrative	33	306	217	702
Total	$52	$709	$355	$1,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2005	2006

Cash flows from operating activities:
Net loss	$(8,536)	$(7,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	436	299
Amortization and write-offs of patents	266	439
Restructuring	282	—
Stock-based compensation	355	1,777
Amortization of deferred license fees	(2,257)	(2,182)
Non-cash revenue reduction recorded in connection with warrant extension	630	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(110)	263
Accounts payable	(26)	(235)
Accrued expenses	(629)	76
Net cash used in operating activities	(9,589)	(6,972)

Cash flows from investing activities:
Purchases of marketable securities	(8,701)	(10,824)
Maturities of marketable securities	23,020	18,758
Purchases of property and equipment	(216)	(73)
Increase in patent costs and other assets	(54)	(135)
Net cash provided by investing activities	14,049	7,726

Cash flows from financing activities:
Proceeds from exercise of common stock options and stock purchase plan	73	71
Net cash provided by financing activities	73	71

Net increase in cash and cash equivalents	4,533	825
Cash and cash equivalents, beginning of period	13,092	13,007
Cash and cash equivalents, end of period	$17,625	$13,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)   ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated in February 1995. The Company is an applied genomics company that develops proprietary DNA-based technologies for use in the detection of cancer. The Company has selected colorectal cancer as the first application of its technologies. The Company has licensed certain of its technologies, including improvements to such technologies, on an exclusive basis through August 2008, to Laboratory Corporation of America® Holdings (“LabCorp®”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.” PreGen-Plus is a non-invasive stool-based DNA testing service for the detection of colorectal cancer in the average-risk population. The Company has devoted the majority of its efforts to date on research and development and commercialization support of PreGen-Plus.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements. These condensed consolidated financial statements, in the opinion of management, include all normal and recurring adjustments which are necessary to present fairly the results of operations for the reported periods. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents. At December 31, 2005 and June 30, 2006, approximately $1.0 million of the Company’s cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for the Company’s corporate headquarters. Cash equivalents primarily consist of money market funds and certificates of deposit at December 31, 2005 and June 30, 2006.

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

All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. There were no realized gains or losses on the sale of available-for sale securities during the three and six months ended June 30, 2005 and 2006.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2005 and 2006 because they would have an antidilutive effect due to net losses for such periods:

	June 30,
(in thousands)	2005	2006
Shares issuable upon exercise of stock options	4,904	4,865
Shares issuable upon vesting of restricted common stock	1	—
Shares issuable upon exercise of outstanding warrants	1,000	1,000
	5,905	5,865

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

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss). Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.  Comprehensive loss for the three and six months ended June 30, 2005 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2006	2005	2006
Net loss	$(3,951)	$(3,246)	$(8,536)	$(7,409)
Unrealized gain on marketable securities	62	18	46	30
Comprehensive loss	$(3,889)	$(3,228)	$(8,490)	$(7,379)

(3)   STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

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

The 1995 Option Plan was terminated on January 31, 2001, the effective date of the Company’s registration statement in connection with its initial public offering. Options granted prior to the date of termination remain outstanding and may be exercised in accordance with their terms. At June 30, 2006, options to purchase 576,674 shares were outstanding under the 1995 Option Plan.

2000 Stock Option Plan - The Company adopted the 2000 Stock Option and Incentive Plan (the “2000 Option Plan”) on October 17, 2000. At June 30, 2006, a total of 5,696,690 shares of common stock have been authorized and reserved for issuance under the 2000 Option Plan. The 2000 Option Plan provides that the number of shares authorized for issuance will automatically increase on each January 1 by (i) the greater of 5% of the outstanding number of shares of common stock on the preceding December 31, or that number of shares underlying option awards issued during the one-year period prior to such January 1, or (ii) such lesser number as may be approved by the board of directors. Under the terms of the 2000 Option Plan, the Company is authorized to grant incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards to employees, officers, directors, consultants and advisors. Options granted under the 2000 Option Plan expire ten years from the date of grant. Grants made from the 2000 Option Plan prior to January 1, 2006 generally vest over a period of three to five years. Grants made from the 2000 Option Plan subsequent to January 1, 2006 generally vest monthly over a three year period.

The 2000 Option Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At June 30, 2006, options to purchase 4,287,979 shares were outstanding under the 2000 Option Plan and 1,240,861 shares were available for future grant under the 2000 Option Plan.

2000 Employee Stock Purchase Plan - The 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) was initially adopted by the Company in October 2000, and subsequently amended and restated. The 2000 Purchase Plan provides participating employees the right to purchase common stock at a discount through a series of offering periods. The 2000 Purchase Plan provides that the number of shares authorized for issuance will automatically increase on each February 1 by (i) the greater of 0.75% of the outstanding number of shares of common stock on the immediately preceding December 31, or that number of shares issued during the one-year period prior to such February 1, or (ii) such lesser number as may be approved by the Company’s board of directors. At June 30, 2006, the 2000 Purchase Plan had available an aggregate of 784,207 shares of common stock for purchase by participating employees.

The compensation committee of the Company’s board of directors administers the 2000 Purchase Plan. Generally, all employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the 2000 Purchase Plan. Participating employees authorize an amount, between 1% and 15% of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2000 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2000 Purchase Plan and no employee can purchase more than $25,000 of the Company common stock under the 2000 Purchase Plan in any calendar year. Rights granted under the 2000 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2000 Purchase Plan at any time or upon termination of employment.

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

Under the modified prospective transition method, the Company recognized stock-based compensation expense during the three and six months ended June 30, 2006 in connection with: (a) stock options and restricted stock awards granted and employee stock purchase plan awards with offering periods commencing prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options granted, and employee stock purchase plan awards with offering periods commencing, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated. As a result of the adoption of SFAS No. 123(R), the Company recorded incremental stock-based compensation expense in connection with the foregoing in its consolidated statements of operations for the three and six months ended June 30, 2006 of $0.6 million and $1.6 million, respectively.

Total stock-based compensation recorded in the three and six months ended June 30, 2006 of $0.7 million and $1.8 million, respectively, included $0.1 million and $0.2 million, respectively, recorded in connection with stock options and restricted stock awards granted to non-employee consultants as well as stock-based compensation expense related to the Company’s 2006 401(k) match which, if approved by the Company’s board of directors, is made annually in Company common stock. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company, in accordance with APB No. 25, recognized expenses related to non-employee consultant stock option grants and restricted stock awards and the Company’s 401(k) match in its consolidated statements of operations.

The amounts in the table below represent solely the impact of expenses recorded in the Company’s consolidated statements of operations in connection with employee and director stock option grants and the 2000 Purchase Plan in accordance with

SFAS No. 123(R). Non-employee consultant stock option grants, restricted stock awards and the Company’s 2006 401(k) match are accounted for similarly under both APB No. 25 and SFAS No. 123(R) and are therefore excluded from the table below.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2006
Research and development	$76	$314
Sales and marketing	275	613
General and administrative	291	672
	$642	$1,599

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss from operations, as well as its net loss, for the three and six months ended June 30, 2006, were $0.6 million and $1.6 million higher, respectively, than if it had continued to account for stock-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 were $0.02 and $0.06 higher, respectively, than if the company had continued to account for stock-based compensation under APB No. 25.

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

Expected Volatility - Expected volatility is based on the Company’s historical volatility from the time of its initial public offering in January of 2001 through June 30, 2006. Expected volatility was lower in the first half of 2006 when compared to the same period of 2005 as the Company refined its expectation because, as of January 2006, it had at least five years of historical volatility data on which to base its expectation. Prior to January 1, 2006, sufficient historical volatility data did not exist to reasonably justify a lower expected volatility.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - As required by SFAS No. 123(R), the Company records share-based compensation expense only for those awards that are expected to vest.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2006		2005		2006

Option Plan Shares
Risk-free interest rates	3.94%	4.91% - 4.9	5%	3.94% - 4.0	0%	4.59% - 4.9	5%
Expected term (in years)	7	6		7		6
Expected volatility	100%	70%		100%		70%
Dividend yield	0%	0%		0%		0%
Weighted average fair value per share of options granted during the period	$2.41	$2.04		$3.50		$1.73

ESPP Shares
Risk-free interest rates	N/A	3.81% - 4.61%		N/A		3.81% - 4.61%
Expected term (in years)	N/A	0.5 - 2		N/A		0.5 - 2
Expected volatility	N/A	70%		N/A		70%
Dividend yield	N/A	0%		N/A		0%
Weighted average fair value per share of stock purchase rights granted during the period	N/A	$1.17		N/A		$1.17

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Note that the pro forma disclosures below are provided for the three and six months ended June 30, 2005 only because employee stock options were not accounted for using the fair value method during that period. When the Company presents its financial statements for the three and six months ended June 30, 2007, it will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under the SFAS No. 123(R) fair value method for the three and six months ended June 30, 2006 and 2007.

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Net loss as reported	$(3,951)	$(8,536)
Add: Stock-based compensation included in reported net loss	52	355
Deduct: Total stock-based employee compensation determined under
SFAS 123 for all awards	(2,015)	(4,328)
Pro forma net loss - SFAS No. 123	$(5,914)	$(12,509)

Basic and diluted net loss per share:
As reported	$(0.15)	$(0.33)

Pro forma net loss - SFAS 123	$(0.23)	$(0.48)

Stock Option Activity

A summary of stock option activity under the 1995 Option Plan and the 2000 Option Plan during the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value
(Aggregate intrinsic value in thousands)

Outstanding, December 31, 2005	4,499,927	$6.10	7.17

Granted	832,000	2.64
Exercised	(73,124)	0.26
Cancelled	(394,150)	7.46
Outstanding, June 30, 2006	4,864,653	$5.48	6.53	$396
Exercisable, June 30, 2006	3,351,192	$6.34	5.58	$396

The aggregate intrinsic value of options outstanding at June 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 573,924 options that had exercise prices that were lower than the $2.10 market price of our common stock at June 30, 2006. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.1 million and $0.2 million, respectively, determined as of the date of exercise.

As of June 30, 2006, there was $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 1.5 years.

The Company received $19,000 from stock option exercises during the three and six months ended June 30, 2006. During the three and six months ended June 30, 2006, zero and 23,531 shares, respectively, of common stock were issued under the Company’s 2000 Purchase Plan resulting in proceeds to the Company of $53,000.

(4)   EFFIPURE CONTINGENCIES

The Company has entered into agreements with certain suppliers and contract manufactures to produce components utilized in Effipure, which the Company sells to LabCorp for use in LabCorp’s PreGen-Plus testing service. Several of these supply agreements included minimum purchase commitments to be fulfilled by the Company over the life of the agreements. There are no outstanding purchase commitments remaining in connection with these supply agreements. As of June 30, 2006, the carrying value of the Company’s Effipure inventory was $0.1 million and was recorded under the caption “Prepaid expenses and other current assets” in its consolidated balance sheets.

Because LabCorp recently informed the U.S. Food and Drug Administration (the “FDA”) that they are working on changes to PreGen-Plus that they expect will eliminate the use of Effipure by the end of 2006, the Company does not anticipate purchasing additional Effipure inventory. The Company expects to continue to sell Effipure to LabCorp until LabCorp discontinues use of Effipure in the processing of PreGen-Plus tests, which the Company expects will occur by the end of 2006. There can be no assurance that the Company’s existing Effipure inventory will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to replace Effipure in commercial use and, if the Company’s Effipure inventory proves insufficient, there can be no assurance that LabCorp will be able to acquire the components used in the development of Effipure from other sources on acceptable terms, if at all. If LabCorp replaces the Effipure technology in commercial use with new or improved technologies prior to the end of 2006, the Company’s existing Effipure inventories would be unsaleable which would require the write-off of the then current value of the Effipure inventory and the write down of approximately $0.2 million in intellectual property related specifically to Effipure.

(5)   EXECUTIVE EMPLOYMENT AGREEMENT

On June 27, 2006, the Company entered into an Employment Agreement with Don M. Hardison, the Company’s President and Chief Executive Officer. Under the Employment Agreement, Mr. Hardison will be paid an annual salary of $355,000 and will be eligible to earn an annual performance bonus on the basis of the achievement of certain Company and personal objectives. Additionally, Mr. Hardison will be eligible to earn an annual retention bonus in the amount of $200,000, payable on each of January 1 2007 and January 1, 2008, provided Mr. Hardison continues to be employed by the Company. The Employment Agreement provides that upon the occurrence of certain triggering events, such as a change of control or termination without cause, Mr. Hardison will be entitled to receive any unpaid retention bonus, and severance payments for a period of twelve months at a rate equal to his base salary at the time of termination of employment. The agreement provides a term of 24 months, subject to automatic twelve month renewals unless either Mr. Hardison or the Company provide sixty days prior written notice to the other of such party’s election not to extend the term of the Employment Agreement.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information we publicly disseminate, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements regarding the building of material market demand, the sufficiency of capital resources, expected royalty fees and revenues, expected revenues and sales and marketing expenses, the impact of regulatory agency action on the marketing and sale of PreGen-Plus, the focus and level of research and development efforts and development of new technologies, expectations regarding third-party reimbursement of PreGen-Plus and inclusion of stool-based DNA screening in colorectal cancer screening guidelines, our expectations concerning our commercial strategy, our marketing, sales and reimbursement efforts and their likely future success, our research and development efforts, and the effectiveness and market acceptance of our technologies and PreGen-Plus. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in Item 1A of this report and our Annual Report on Form 10-K for the year ended December 31, 2005. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

EXACT Sciences Corporation is an applied genomics company that develops proprietary DNA-based technologies for use in the detection of cancer. We have selected colorectal cancer as the first application of our technologies. We have licensed certain of our technologies, including improvements to such technologies, on an exclusive basis through August 2008, to Laboratory Corporation of America® Holdings (“LabCorp®”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.” PreGen-Plus is a non-invasive stool-based DNA testing service for the detection of colorectal cancer in the average-risk population. Since our inception in February 1995, our principal activities have included:

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

We have generated limited operating revenues since our inception and, as of June 30, 2006, we had an accumulated deficit of approximately $145.3 million. Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of personnel, the initiation of marketing programs and the build-out of our sales infrastructure to support the commercialization and marketing of PreGen-Plus. We expect that our losses will continue for the next several years as a result of continuing research, development, sales and marketing expenses.

LabCorp launched PreGen-Plus commercially in August 2003. From the date of launch through June 30, 2006, LabCorp had accessioned approximately 11,000 PreGen-Plus samples, including approximately 4,000 samples during the year ended December 31, 2005 and approximately 1,100 and 2,200 samples during the three and six months ended June 30, 2006, respectively. To achieve sufficient demand for PreGen-Plus, we believe that stool-based DNA testing must be included in screening guidelines of the major guidelines organizations (including the guidelines of the American Cancer Society, American College of Gastroenterology, the American Gastroenterology Association and the U.S. Preventative Services Task Force) and that substantial funds will likely need to be invested in sales and marketing efforts over the next several years. We do not have, and we cannot assure you that LabCorp will devote the funds that we believe are likely necessary to build sufficient demand for PreGen-Plus. Even if stool-based DNA screening is included in colorectal cancer screening guidelines and sufficient amounts are invested in sales and marketing efforts, our success will also depend upon a number of factors that are largely out of our control, including the following:

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

•                  our success in educating third-party payors, managed care organizations, and technology assessment groups regarding stool-based DNA screening;

•                  patient acceptance of PreGen-Plus, including its novel sample collection process;

•                  stool-based DNA screening becoming a standard of care among prescribing physicians; and

•                  the quality and service of the LabCorp testing process.

                Until such time as some or all of the factors outlined above are in place, we do not expect material revenue growth. Our revenue is comprised of product royalty fees on PreGen-Plus tests sold by LabCorp, product revenue from the sale to LabCorp of Effipure components, which are used by LabCorp in processing PreGen-Plus tests, and the amortization of license fees for the licensing of product rights to LabCorp under our strategic license agreements. We expect that product royalty fees and product revenue for 2006 will be substantially consistent with amounts recorded in 2005. We account for PreGen-Plus royalty fees on a cash basis and expect to continue to do so until such time as we have sufficient history and experience to estimate the percentage of PreGen-Plus accessions that will ultimately result in revenue for us. While LabCorp has received payment on approximately 50% of the PreGen-Plus tests accessioned by LabCorp to date, laboratory operating factors such as turnaround times for the testing process, possible pre- and post-analytical sample and sample processing deficiencies and third-party reimbursement all influence the timing and whether an accession by LabCorp will eventually be recognized as revenue by us. We recognize our license fee revenue on a straight-line basis over the applicable exclusive license period. License fee revenue for 2006 is expected to be higher than license fee revenue recorded in 2005 due to the one time, non-cash reduction in license fee revenue of $0.6 million recorded in the quarter ended June 30, 2005 in connection with the extension of the expiration date of a warrant issued to LabCorp.

Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies and, as of January 1, 2006, non-cash stock-based compensation related to the amortization of the fair value of stock option awards granted to employees. Our research and development efforts in 2006 have focused on improving the sensitivity and other performance aspects of our stool-based DNA screening technology for colorectal cancer and, accordingly, we expect that research and development expenses in 2006 will be materially consistent with 2005 levels. However, we are in the early stages of potential product development for our next generation of colorectal cancer screening technology, or Version 2.0 of our technology, and we may need to invest substantial funds in additional research, design and development associated with such efforts.

Selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees and, as of January 1, 2006, non-cash stock-based compensation related to the amortization of the fair value of stock option awards granted to employees. We expect sales and marketing expenses in 2006 to be lower than 2005 levels primarily as a result of lower headcount and external promotional spending. We expect general and administrative expenses to be higher in 2006 than 2005 levels as a result of increases in non-cash stock-based compensation recorded in 2006 as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on January 1, 2006.

Colorectal Cancer Screening Guidelines

In June 2006, the American Cancer Society Colorectal Cancer Advisory Committee and the U.S. Multi-Society Task Force on Colorectal Cancer (the “ACS-MSTF”) commenced a review of stool-based DNA and other colorectal cancer screening technologies as part of their review of colorectal cancer screening guidelines. The ACS-MSTF notified us that it intends to continue its deliberations and issue recommendations on colorectal cancer screening guidelines following its next anticipated review in September 2006. The ACS-MSTF also requested follow-up information from us relating primarily to our next generation colorectal cancer technology, which we refer to as Version 2.0. It is possible that following this September meeting, ACS-MSTF may reject stool-based DNA screening or defer a recommendation regarding such screening for a number of reasons, including, potentially, until such time as our Version 2.0 colorectal cancer screening technology is fully developed and adequately supported by clinical data, which could take several years, if it happens at all. Moreover, even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a recommendation for only a narrow screening purpose or subset of the population, or for some other limited purpose or application of stool-based DNA screening that does not provide for broad use of stool-based DNA screening.

The timing and determination as to whether stool-based DNA screening is included in colorectal cancer screening guidelines is outside of our control. We cannot assure you that the next meeting of the ACS-MSTF will occur in September 2006, that a review of, and decision regarding, stool-based DNA will be made in its next meeting or that stool-based DNA screening will ever be included in colorectal cancer screening guidelines. Additionally, even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a process spanning many months from the meeting of key guidelines decision-makers to notification of inclusion or exclusion from guidelines. If stool-based DNA screening is not included in colorectal cancer screening guidelines for broad and sufficiently frequent use within the population at the next anticipated meeting of the ACS-MSTF, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected. In such event, we could be required to significantly curtail our operations by, among other things, reducing the scope of our sales and marketing and research and development operations, as well as reducing the number of employees across all functional areas of our business. In addition, an adverse guidelines determination could result in the impairment of the recorded value of our patent portfolio ($1.1 million at June 30, 2006) or our fixed assets.

Regulatory Developments

Since the commercial launch of PreGen-Plus, LabCorp has offered the testing service as an in-house developed laboratory test, or “homebrew” testing service. The U.S. Food and Drug Administration (the “FDA”) has historically exercised enforcement discretion with regard to such homebrew tests, by not requiring FDA pre-market clearance or approval for such testing services. On January 13, 2006, the FDA sent correspondence to LabCorp with respect to the PreGen-Plus testing service, as well as the Effipure component used in processing PreGen-Plus tests, which indicated that PreGen-Plus is subject to FDA regulation as a medical device and that the device cannot be commercially distributed without an appropriate pre-market determination from the FDA. Pursuant to our and LabCorp’s subsequent discussions with the FDA to clarify the regulatory status of PreGen-Plus, we and LabCorp agreed, among other things, to revise our promotional activities with respect to LabCorp’s PreGen-Plus testing service. In addition, LabCorp agreed to eliminate its use of Effipure in processing PreGen-Plus tests by the end of 2006. Based on the actions outlined above and our communications with the FDA, we believe that LabCorp intends to continue to market, sell and process the PreGen-Plus test as a “homebrew” testing service. We cannot assure you, however that the FDA will not determine that Effipure or LabCorp’s PreGen-Plus testing service, in whole or in part, requires pre-market approval, in which case, LabCorp’s use of Effipure or PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our business.

In addition, as part of our long-term development plan for our Version 2.0 technology, we are in the early stages of developing a stool-based DNA in vitro diagnostic test kit that we believe would be required to be submitted to the FDA for approval prior to marketing. This is distinct from LabCorp’s PreGen-Plus testing service, which remains on the market today as a homebrew testing service. LabCorp’s license to our technologies includes current versions of our technologies for a “homebrew” developed testing service, as well as any improvements we make to such technology, including Version 2.0, as described below.  LabCorp does not have rights to any FDA approved in vitro diagnostic test kit of Version 2.0 that may be developed.

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

Patent Costs. Patent costs are capitalized as incurred and are amortized beginning when patents are issued over an estimated useful life of five years. Capitalized patent costs are expensed upon disallowance of the patent, upon a decision by us to no longer pursue the patent, or when the related intellectual property is deemed to be no longer of value to us.

We apply SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets, which requires us to continually evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets and certain identifiable intangibles may warrant revision or that the carrying value of these assets may be impaired. Such events may include whether stool-based DNA screening is included in colorectal cancer screening guidelines or a change in the regulatory requirements for PreGen-Plus.

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

Under the modified prospective transition method, we recognized stock-based compensation expense during the three and six months ended June 30, 2006 in connection with: (a) stock options and restricted stock awards granted and employee stock purchase plan awards with offering periods commencing prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options granted, and employee stock purchase plan awards with offering periods commencing, subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated. As a result of the adoption of SFAS No. 123(R), we recorded incremental stock-based compensation expense in connection with the foregoing in our consolidated statements of operations for the three and six months ended June 30, 2006 of $0.6 million and $1.6 million, respectively.

Total stock-based compensation recorded in the three and six months ended June 30, 2006 of $0.7 million and $1.8 million, respectively, included $0.1 million and $0.2 million, respectively, recorded in connection with stock options and restricted stock awards granted to non-employee consultants as well as stock-based compensation expense related to our 2006 401(k) match which, if approved by our board of directors, is made annually in our common stock. Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we, in accordance with APB 25, recognized expenses related to non-employee consultant stock option grants and restricted stock awards and our 401(k) match in our consolidated statements of operations.

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

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2006	June 30, 2006
Research and development	$76	$314
Sales and marketing	275	613
General and administrative	291	672
	$642	$1,599

As a result of adopting SFAS No. 123(R) on January 1, 2006, our loss from operations, as well as our net loss, for the three and six months ended June 30, 2006, were $0.6 million and $1.6 million higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 were $0.02 and $0.06 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25.

Determining Fair Value

Valuation and amortization method - The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table. The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

Expected term - We use the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, as we do not currently have sufficient historical exercise data on which to base an estimate of expected term. This method allows us to estimate the expected life using the average of the vesting period and the contractual life of the stock options granted.

Expected Volatility - Expected volatility is based on our historical volatility from the time of our initial public offering in January of 2001 through June 30, 2006. Expected volatility was lower in the first half of 2006 when compared to the same period of 2005 as we refined our expectation because, as of January 2006, we had at least five years of historical volatility data on which to base our expectation. Prior to January 1, 2006, sufficient historical volatility data did not exist to reasonably justify a lower expected volatility.

Risk-Free Interest Rate - We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - As required by SFAS No. 123(R), we record share-based compensation expense only for those awards that are expected to vest.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Option Plan Shares
Risk-free interest rates	3.94%	4.91% - 4.95%	3.94% - 4.00%	4.59% - 4.95%
Expected term (in years)	7	6	7	6
Expected volatility	100%	70%	100%	70%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$2.41	$2.04	$3.50	$1.73

ESPP Shares
Risk-free interest rates	N/A	3.81%- 4.61%	N/A	3.81%- 4.61%
Expected term (in years)	N/A	0.5 - 2	N/A	0.5 - 2
Expected volatility	N/A	70%	N/A	70%
Dividend yield	N/A	0%	N/A	0%
Weighted average fair value per share of stock purchase rights granted during the period	N/A	$1.17	N/A	$1.17

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Note that the pro forma disclosures below are provided for the three and six months ended June 30, 2005 only because employee stock options were not accounted for using the fair value method during that period. When we present our financial statements for the three and six months ended June 30, 2007, we will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under the SFAS No. 123(R) fair value method for the three and six months ended June 30, 2006 and 2007.

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005
Net loss as reported	$(3,951)	$(8,536)
Add: Stock-based compensation included in reported net loss	52	355
Deduct: Total stock-based employee compensation determined under
SFAS 123 for all awards	(2,015)	(4,328)
Pro forma net loss - SFAS No. 123	$(5,914)	$(12,509)

Basic and diluted net loss per share:
As reported	$(0.15)	$(0.33)

Pro forma net loss - SFAS 123	$(0.23)	$(0.48)

Results of Operations

Revenue.  Total revenue increased to $1.2 million for the three months ended June 30, 2006 from $0.6 million for the three months ended June 30, 2005 and increased to $2.4 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. Revenue is primarily composed of the amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the exclusive license period, which ends in August 2008, and, to a lesser extent, royalties on LabCorp’s sales of PreGen-Plus, and sales of Effipure units to LabCorp.

The increase in total revenue for the three and six months ended June 30, 2006 as compared to the same periods for the prior year was primarily the result of a one-time, non-cash reduction in revenue of $0.6 million recorded in June 2005 in connection with the amendment of a warrant issued to LabCorp in June 2002 to purchase 1,000,000 shares of our common stock, at an exercise price of $16.09 per share (the “LabCorp Warrant”). At the time of issuance, the LabCorp Warrant had an expiration date of June 26, 2005. On June 24, 2005, we entered into an amendment to the LabCorp Warrant to extend the expiration date of the LabCorp Warrant to August 13, 2008, which is the expiration date of the exclusive period under our license agreement with LabCorp. All other terms of the LabCorp Warrant were unaffected. We assigned a value to the LabCorp Warrant extension of $0.6 million using the Black-Scholes option pricing model. In accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, we recorded the cost of the LabCorp Warrant extension as a one-time, non-cash reduction in license fee revenue of $0.6 million in the quarter ended June 30, 2005.

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

Cost of revenue.  Total cost of revenue was $0.1 million for the three months ended June 30, 2006 and 2005. Total cost of revenue increased to $0.7 million for the six months ended June 30, 2006 as compared to $0.2 million for the six months ended June 30, 2005. The cost of product revenue includes the costs of Effipure components while the cost of product royalty revenue represents royalties owed to third-parties for technology currently incorporated into PreGen-Plus. The increase in the cost of product revenue for the six months ended June 30, 2006 as compared to the same period of the prior year was primarily the result the write-off of approximately $0.5 million in excess Effipure inventory units during the quarter ended March 31, 2006. As a result of LabCorp’s decision to discontinue use of Effipure in the processing of PreGen-Plus tests beyond 2006, we wrote-off Effipure inventory units not expected to be purchased by LabCorp by the end of 2006. We wrote off $0.1 million in excess Effipure inventory units during the three and six months ended June 30, 2005.

During the development of the manufacturing and supply chain processes for Effipure components, we entered into agreements with certain suppliers and contract manufactures to produce components utilized in Effipure. Certain of these supply agreements included minimum purchase commitments to be fulfilled by us over the life of the agreements, the last of which expired in April 2006. As of June 30, 2006, the carrying value of our Effipure inventory was $0.1 million and was recorded under the caption “Prepaid expenses and other current assets” in our consolidated balance sheets. We do not anticipate purchasing additional Effipure inventory. If LabCorp’s purchases of Effipure from us do not keep pace with our Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), we may need to make additional provisions for excess inventory.

We expect to continue to sell Effipure to LabCorp until LabCorp discontinues use of Effipure in the processing of PreGen-Plus tests, which we expect will occur by the end of 2006 based on LabCorp’s communications to the FDA. There can be no assurance that our existing Effipure inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to replace Effipure in commercial use and, if our Effipure inventory proves insufficient, there can be no assurance that LabCorp will be able to acquire the components used in the development of Effipure from other sources on acceptable terms, if at all. There can also be no assurance that LabCorp will be able to identify an alternative process for Effipure in connection with LabCorp’s processing the PreGen-Plus test, which would result in interruption in the PreGen-Plus testing service and could materially harm our business. If LabCorp replaces the Effipure technology in commercial use with new or improved technologies prior to the end of 2006, our existing Effipure inventories would be unsaleable which would require the write-off of the then current value of the Effipure inventory and the write down of approximately $0.2 million in intellectual property related specifically to Effipure.

Research and development expenses.  Research and development expenses were $1.9 million for the three months ended June 30, 2005 and 2006. Research and development expenses decreased to $3.9 million for the six months ended June 20, 2006 from $4.2 million for the six months ended June 30, 2005. The decrease in the six months ended June 2006 as compared to the same period of 2005 was primarily the result of actions taken in February 2005 to focus research and development efforts on improving the sensitivity and other performance aspects of our technologies and associated cost reductions. As described under the heading “Restructuring” below, we discontinued certain research efforts and reduced our workforce by ten employees, principally in the research and development functions. Included in the decrease in research and development expenses for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 were decreases of $0.3 million in personnel-related expenses, $0.2 million related to laboratory space and $0.1 million in clinical study expenses. These decreases were offset by an increase of $0.3 million in stock-based compensation expense for the six months ended June 30, 2006 as compared to the same period of 2005 as a result of the adoption of SFAS No 123(R) on January 1, 2006. See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

Sales and marketing expenses.  Sales and marketing expenses decreased to $1.3 million for the three months ended June 30, 2006 from $1.6 million for the three moths ended June 30, 2005. Sales and marketing expenses decreased to $2.8 million for the six months ended June 30, 2006 from $3.3 million for the six moths ended June 30, 2005. These decreases were primarily due to decreases of $0.3 million and $0.6 million, respectively, in personnel related expenses for the three and six months ended June 30, 2006 as compared to the same periods of 2005 as a result of a reduction in the size of our sales and marketing force from twenty-five employees at June 30, 2005 to sixteen employees at June 30, 2006. We also reduced our external advertising, marketing and promotional spending by $0.3 million and $0.5 million, respectively, during the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. These reductions reflect a focus on spending primarily on those initiatives that directly or indirectly support guidelines inclusion, as well as a shift away from direct marketing to physicians to third-party payor groups, self-insured employers and technology assessment groups. These decreases were partially offset by increases of $0.3 million and $0.6 million, respectively, in stock-based compensation expense for the three and six months ended June, 2006 as compared to the same periods of 2005 as a result of the adoption of SFAS No 123(R) on January 1, 2006. See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

General and administrative expenses.  General and administrative expenses increased to $1.5 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. General and administrative expenses increased to $3.1 million for the six months ended June 30, 2006 from $2.6 million for the six months ended June 30, 2005. These increases were primarily due to increases of $0.3 million and $0.5 million, respectively, in stock-based compensation expense recorded in the three and six months ended June 30, 2006 as compared to the same periods of 2005 as a result of the adoption of SFAS No. 123(R) on January 1, 2006. See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

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

Interest income.  Interest income was $0.3 million for the three months ended June 30, 2006 and 2005. Interest income increased to $0.6 million for the six months ended June 30, 2006 from $0.5 million for the six months ended June 30, 2005. This increase was due to an increase in interest rates on investments held during the six months ended June 30, 2005 as compared to the same period from the prior year partially offset by lower average cash, cash equivalents and marketable securities balances held during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, public offerings of common stock in February 2001 and February 2004 and cash received from LabCorp in connection with our strategic alliance. As of June 30, 2006, we had approximately $27.0 million in cash, cash equivalents and marketable securities, of which approximately $1.0 million has been pledged as collateral for an outstanding letter of credit.

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

Net cash used in operating activities was $7.0 million for the six months ended June 30, 2006 as compared to $9.6 million for the six months ended June 30, 2005. The principal use of cash in operating activities for the six months ended June 30, 2006 and 2005 was to fund our net loss. The decrease in net cash used in operating activities for the six months ended June 30, 2006 as compared the six months ended June 30, 2005 was primarily due to decreases in sales and marketing and applied research spending as discussed elsewhere in this report. Cash flows from operations can vary significantly due to various factors, including changes in prepaid expenses, accounts payable and accrued expenses.

Net cash provided by investing activities was $7.7 million for the six months ended June 30, 2006, as compared to net cash provided by investing activities of $14.0 million for the six months ended June 30, 2005. Excluding the impact of purchases and maturities of marketable securities (which fund our ongoing operations), net cash used in investing activities was $0.2 million and $0.3 for the six months ended June 30, 2006 and 2005, respectively.

Purchases of property and equipment of $0.1 million during the six months ended June 30, 2006 were materially consistent with purchases of property and equipment of $0.2 million during the six months ended June 30, 2005. We expect that purchases of property and equipment during the remainder of 2006 will be substantially consistent with the $0.2 million invested in the full year 2005. We continued to invest in our patent portfolio for the six months ended June 30, 2006 and we expect that investments made in our patent portfolio for the remainder of 2006 will be substantially consistent with the $0.2 million invested during 2005.

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2006 and 2005 and represented proceeds from the issuance of common stock under our employee stock option and purchase plans.

We expect that cash, cash equivalents and short-term investments on hand at June 30, 2006 will be sufficient to fund our current operations through at least December 31, 2007, based upon our existing levels of sales and operating expenses. We do not expect that product royalty payments from LabCorp will materially supplement our liquidity position in the next twelve months given that, among other things, a determination has not yet been made regarding the inclusion of stool-based DNA screening in colorectal cancer screening guidelines, the Centers for Medicare and Medicaid Services (CMS) have not approved stool-based DNA colorectal cancer screening for payment and only a limited number of payors have issued formal policy approving payment for stool-based DNA screening under limited conditions. Although milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position, the timing and receipt of milestone and performance-based payments is unpredictable at this time. Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of stool-based DNA testing for colorectal cancer into certain clinical guidelines and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties, and $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s widespread success with respect to its sales of PreGen-Plus and are not expected in the foreseeable future, if at all. As such, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs. If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, or if we determine that our sales, marketing or research and development expenses must increase to achieve our goals, we will be required to raise additional capital or reduce the scale of our operations, or both.

The table below reflects our estimated fixed obligations and commitments as of June 30, 2006:

		Payments Due by Period
		Less Than			More Than
	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in Thousands)
Operating lease obligations	$4,047	$955	$1,976	$1,116	$—
Purchase and other obligations	704	504	200	—	—
Obligations under license and collaborative agreements	5,819	961	630	768	3,460
Total	$10,570	$2,420	$2,806	$1,884	$3,460

Operating leases reflect remaining obligations associated with leased facilities in Marlborough and Maynard, Massachusetts. Purchase and other obligations primarily represent a retention bonus obligation to Don Hardison, our President and Chief Executive Officer, as part of an employment agreement entered into in June 2006, and commitments associated with our research and development activities. Obligations under license and collaboration agreements represent on-going commitments under various research collaborations and licensing agreements. Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party. We do not have any special purpose entities or any other off balance sheet financing arrangements.

Our future capital requirements include, but are not limited to, sales and marketing efforts associated with the commercialization of stool-based DNA screening technologies, product development and potential FDA submissions, potential clinical studies required for such FDA submissions, continued funding of our research and development efforts, purchases of laboratory equipment and continued investment in our intellectual property estate. Our future capital requirements may depend on many factors, including the following:

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

•                  the successful commercialization and sales growth of PreGen-Plus, or other stool-based DNA testing services utilizing our technologies; and

•                  a shift in our strategic direction or entry into new markets.

Until such time as some or all of the factors outlined above are in place, we do not expect material revenue growth. Moreover, if stool-based DNA screening is not included in colorectal cancer screening guidelines of one or more major organizations issuing guidelines recommendations, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected and our business direction may change. In such event, we would likely be required to significantly curtail our operations by, among other things, reducing the scope of our sales and marketing and research and development operations, as well as likely reducing the number of employees across all functional areas of our business.

We cannot assure you that our business will ever generate sufficient cash flow from operations, or that we will be able to liquidate our investments or obtain financing when needed or desirable. While we may, from time to time, seek to access the capital markets, there can be no assurance that we will be successful in any future capital raising efforts, or that we would be able to raise additional funds at an acceptable price level. An inability to fund our operations would have a material adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

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

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b promulgated under the Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our Senior Vice President, Chief Financial Officer and Treasurer, Harry W. Wilcox, resigned from such positions effective April 26, 2006 and assumed the part-time role as our Senior Vice President of Corporate Development. In connection with Mr. Wilcox’s resignation, Jeffery R. Luber, who previously served as our General Counsel and Secretary, was appointed Vice President, Chief Financial Officer, Treasurer, General Counsel and Secretary. On April 13, 2006, Charles R. Carelli, Jr., who had served as our Controller since November 2004, was appointed as our Vice President Finance.

Part II - Other Information

Item 1A.  Risk Factors

Factors That May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the addition of a risk factor entitled “If stool-based DNA screening is not included in colorectal cancer screening guidelines of the major organizations issuing guidelines recommendations, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected,” and a change to the risk factors below entitled “If we or LabCorp fail to comply with FDA requirements, we or LabCorp may be limited or prohibited in our ability to commercialize stool-based DNA testing for colorectal cancer and may be subject to stringent penalties,” “We may never successfully commercialize any of our technologies or become profitable” and “The loss of key members of our senior management team could adversely affect our business.” These sections have been updated to reflect recent developments with the U.S. Food and Drug administration and recent changes in management and agreements with management, respectively. In addition, we have updated several of our risk factors to reflect the proposed elimination in 2006 by LabCorp of its use of Effipure in processing PreGen-Plus tests.

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

If stool-based DNA screening is not included in colorectal cancer screening guidelines of the major organizations issuing guidelines recommendations, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected.

Our future revenues will depend, in large part, upon whether stool-based DNA screening is included in colorectal cancer screening guidelines of major guidelines organizations (including the American Cancer Society, the American College of Gastroenterology, the American Gastroenterological Association and the U.S. Preventative Services Task Force). Although the American Cancer Society Colorectal Cancer Advisory Committee and the U.S. Multi-Society Task Force on Colorectal Cancer (the “ACS-MSTF”) commenced a review of stool-based DNA and other colorectal cancer screening technologies in June 2006, it deferred a decision regarding the inclusion of stool-based DNA technology in colorectal cancer screening guidelines until its next anticipated review in September 2006. The timing and determination as to whether stool-based DNA screening is included in colorectal cancer screening guidelines is outside of our control. We cannot assure you that the next meeting of the ACS-MSTF will occur in September 2006, that a review of, and decision regarding, stool-based DNA will be made in its next meeting or that stool-based DNA screening will ever be included in colorectal cancer screening guidelines. Additionally, even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a process spanning many months from the meeting of key guidelines decision-makers to notification of inclusion or exclusion from guidelines.

In addition, following its June 2006 meeting, the ACS-MSTF requested certain information from us relating primarily to our Version 2.0 next generation colorectal cancer technology. It is possible that ACS-MSTF may reject stool-based DNA screening or defer a recommendation regarding such screening , for a number of reasons, including, potentially, until such time as our Version 2.0 colorectal cancer screening technology is fully developed and adequately supported by clinical data, which could take several years, if it happens at all. Moreover, even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a recommendation for only a narrow screening purpose or subset of the population, or for some other limited purpose or application of stool-based DNA screening that does not provide for broad use of stool-based DNA screening. If stool-based DNA screening is not included in colorectal cancer screening guidelines for broad and sufficiently frequent use within the population at the next anticipated meeting of the ACS-MSTF, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected and our business direction may change. In such event, we could be required to significantly curtail our operations by, among other things, reducing the scope of our sales and marketing and research and development operations, as well as reducing the number of employees across all functional areas of our business. In addition, an adverse guidelines determination could result in the impairment of the recorded value of our patent portfolio ($1.1 million at June 30, 2006) or our fixed assets.

We may never successfully commercialize any of our technologies or become profitable.

We have incurred losses since we were formed and have had only modest product and royalty fee revenues since the commercial launch of PreGen-Plus in August 2003. From our date of inception on February 10, 1995 through June 30, 2006, we have accumulated a total deficit of approximately $145.3 million. We expect that our losses will continue for at least the next several years and, depending upon our strategic direction, we may need to invest significant funds toward an FDA-approved test. Moreover, to achieve material demand for PreGen-Plus, or other stool-based DNA testing services utilizing our technologies, we believe that substantial funds will likely need to be invested in sales and marketing efforts over the next several years. Given our current levels of cash and revenues, and without raising additional capital, we will not be able to spend the amounts that we believe will likely be necessary to fund these investments and there can be no assurance that LabCorp will invest sufficient amounts in sales and marketing activities for PreGen-Plus. In addition, while we believe we are permitted, from a regulatory standpoint, to promote stool-based DNA testing services generically, our inability to market the brand “PreGen-Plus” under current FDA regulations, may limit our return on amounts that EXACT has invested or may invest in sales and marketing activities. If our revenue does not grow significantly, we will not be profitable. We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.

Our future revenues will depend, in large part, upon whether PreGen-Plus is broadly ordered by medical practitioners and requested by patients. We believe that our ability to achieve the foregoing may be affected by the following:

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

Since commercial launch of PreGen-Plus in August 2003, LabCorp has offered the PreGen-Plus testing service as an in-house developed laboratory testing service, or “homebrew.” The FDA has historically exercised enforcement discretion with regard to such homebrew tests, by not requiring FDA pre-market clearance or approval requirements for such testing services. On January 13, 2006, the FDA sent correspondence to LabCorp that focused primarily on Effipure but also more broadly on the PreGen-Plus test as a whole and indicated that PreGen-Plus is subject to FDA regulation as a medical device. The FDA also indicated that the device “cannot be commercially distributed without an appropriate pre-market determination from the FDA.” Since LabCorp’s receipt of the FDA letter in January 2006, both we and LabCorp have been in discussions with the FDA to clarify the regulatory status of PreGen-Plus. During these discussions and exchanges of communications with the FDA, we and LabCorp agreed to take certain steps with respect to PreGen-Plus to resolve FDA’s concerns. As a result, we believe that LabCorp intends to continue to market, sell and process the PreGen-Plus test as a “homebrew” testing service. We cannot assure you, however, that the FDA will not determine that Effipure or LabCorp’s PreGen-Plus testing service, in whole or in part, requires pre-market approval, in which case, LabCorp’s use of Effipure or

PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our business. Further, the FDA may not approve of certain of our sales and marketing initiatives, which could negatively affect our ability to build awareness around stool-based DNA testing.

Moreover, any analyte specific reagent or general purpose laboratory equipment that we provide in connection with LabCorp’s PreGen-Plus testing service could be subject to a number of FDA requirements, including compliance with restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers. Adverse FDA action in any of these areas, including, for example, requiring pre-market approval or clearance for PreGen-Plus or any element that comprises PreGen-Plus, could cause material interruption in LabCorp’s ability to continue offering the PreGen-Plus testing service and could significantly increase our expenses and limit our revenue and profitability.

Our ability to generate revenue depends on LabCorp’s commercial sales of PreGen-Plus.

Our current operating revenue is dependent upon LabCorp’s commercial sales of PreGen-Plus. We cannot assure you that LabCorp will be successful in achieving sufficient sales of PreGen-Plus for us to become profitable, nor can we be certain that LabCorp, in light of FDA regulatory action or otherwise, will keep PreGen-Plus on the market.

If LabCorp is unsuccessful in increasing sales of PreGen-Plus, our revenues will be limited and our ability to become profitable will be materially adversely affected. Moreover, given the number of products that LabCorp sells, we cannot assure you that LabCorp will devote the substantial level of resources and attention necessary to make PreGen-Plus commercially successful. Any failure of the LabCorp sales force to give continued and sustained focus to PreGen-Plus could harm the demand creation for PreGen-Plus and, in turn, could materially adversely affect our revenues and delay any performance-based payments for which we might otherwise be eligible, based on substantial sales volumes, under our strategic agreement with LabCorp. Any change in the senior management or organizational structure within LabCorp or us, could also negatively impact our ability to successfully commercialize PreGen-Plus.

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

We have a strategic alliance with LabCorp, under which we licensed to LabCorp certain of our technologies, including improvements to such technologies, that are required for the commercialization of PreGen-Plus. The license to LabCorp is exclusive within the United States and Canada for a five-year term followed by a non-exclusive license for the life of the underlying patents. LabCorp has the ability to terminate this agreement for, among other things, a material breach by us. If LabCorp were to terminate the agreement, fail to meet its obligations under the agreement or otherwise decrease its commitment to PreGen-Plus, our revenues would be materially adversely affected, the commercialization of PreGen-Plus would be interrupted and we could become insolvent. We cannot guarantee that we would be able to enter into a similar agreement with another company to commercialize this technology. Moreover, if we do not achieve certain milestones, or LabCorp does not achieve certain revenue and performance thresholds within the time periods prescribed in the agreement, we may not fully realize the expected benefits of the agreement.

In January 2004, we and LabCorp amended our license agreement to, among other things, restructure certain product development milestones. Although this amendment did not change the $45 million of total milestone payments that we may be eligible to receive under the agreement, it modified the targets set for achievement of these milestones and, as such, made it more difficult for us to fully realize these payments if LabCorp is unable to achieve significant revenue thresholds with respect to its sales of PreGen-Plus or if we are unable to obtain clinical guideline acceptance and policy-level reimbursement approvals for PreGen-Plus. Moreover, we cannot assure you that this amendment or other strategic initiatives with LabCorp will accomplish the long-term goals of either party. If one or more additional amendments to our agreement with LabCorp become necessary as a result of the continuing evolution of PreGen-Plus, developments in our relationship with LabCorp or otherwise, we cannot assure you that any such amendment could be entered into on favorable terms, if at all.

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

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare, and covered by managed care organizations. There is significant uncertainty concerning third-party reimbursement for the use of tests incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; approved by the major guidelines organizations; reliable, safe and effective, medically necessary; appropriate for the specific patient and cost-effective. Currently, only a limited number of third-party payors have issued formal policy approving payment for stool-based DNA testing. Furthermore, the Centers for Medicare and Medicaid Services (CMS) have not yet approved stool-based DNA testing for colorectal cancer for payment, CMS has not yet accepted our request for a National Coverage Determination and CMS has sought additional information regarding the FDA regulatory status of PreGen-Plus, which has delayed our application’s acceptance.

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

LabCorp’s current configuration of PreGen-Plus requires access to certain technologies and supplies of raw materials, including elements relating to the Effipure microtiter plates, for which licensing and supply agreements are required. Similarly, the commercialization of the next generation of our stool-based DNA screening technology, or Version 2.0, will require that we or LabCorp license certain third-party intellectual property. There can be no assurance that we, or LabCorp, can obtain these technologies and raw materials on acceptable terms, if at all. Although LabCorp recently indicated to the FDA that it is working on changes to PreGen-Plus to eliminate the use of Effipure in processing PreGen-Plus tests by the end of 2006, we cannot assure that it will be able to replace Effipure in such time or that any substitute technology will have comparable performance. There also can be no assurance that existing Effipure inventory levels will be sufficient to support the processing of PreGen-Plus tests for the period of time necessary for LabCorp to replace Effipure in commercial use. Failure to transition to a new and effective DNA capture technology could have a material adverse affect on the processing of PreGen-Plus and on our business. In the event LabCorp is able to identify a new DNA capture technology for use in connection with PreGen-Plus, any such technology may require us or LabCorp to pay additional royalties or other fees to third parties, which would have an adverse affect on our revenues or gross margin. Furthermore, there can be no assurance that any current contractual arrangements between us and third parties, us and LabCorp, LabCorp and vendors in the DNA capture component supply chain, or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we or LabCorp will be able to enter into any future relationships necessary to the continued commercial sale of PreGen-Plus or necessary to our realization of material revenues. Any failure to obtain necessary technologies or raw materials could require PreGen-Plus to be re-configured which could interrupt the testing service entirely, negatively impact its commercial sale and increase the costs associated with PreGen-Plus, any one of which could have a material adverse affect on our revenues and gross margin, respectively.

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

In 2006 we completed a research study on the performance of a new marker panel for our stool-based DNA screening technology for colorectal cancer. 40 cancers were analyzed in this study and the results showed 88% sensitivity (95% Confidence Interval: 77% - 98%, meaning that the study showed, with 95% certainty, that the study sensitivity results could have fallen anywhere within this range) and 82% specificity for colorectal cancer detection. These 40 cancer samples were from post-colonoscopy patients, while the samples used in our multi-center study in 2003, were samples derived from asymptomatic, average risk individuals prior to colonoscopy. There can be no assurance that the results that we realized in this blinded, 2006 study will be viewed as persuasive for purposes of medical acceptance or guidelines inclusion.

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

In a recent research study that we conducted, designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool, Version 2.0 of our stool-based DNA screening technology demonstrated sensitivity and specificity results of 88% and 82%, respectively for detecting colorectal cancer. While previous published studies for stool-based DNA screening have generally shown specificity above 90%, the specificity results of 82%, may not be deemed clinically or commercially acceptable. There can be no assurance that the overall performance characteristics, or that the design of the Version 2.0 research study, will be viewed favorably by thought-leaders, physicians, and consumers or that LabCorp will be able to achieve similar levels of performance in future versions of its PreGen-Plus testing service. The blinded study was designed to test the efficacy of technological advances to enhance colorectal cancer detection in stool. This study involved the analysis of cancer samples from individuals whose colonoscopy results were positive for colorectal cancer. By contrast, our multi-center study, published in the New England Journal of Medicine in 2004, was comprised of cancer samples from an asymptomatic population. There can be no assurance that the population from which the cancer samples were obtained for the Version 2.0 study will be viewed as sufficient to support clinical or market acceptance of the Version 2.0 research study results. In addition, the Version 2.0 research study has not yet been accepted for publication in a peer-reviewed journal and there can be no assurance that the Version 2.0 study will be accepted for publication by a peer-reviewed journal, or by a peer-reviewed journal of a caliber necessary to support clinical or market acceptance of the Version 2.0 study results.

If the current commercial version or future generations of the PreGen-Plus test do not demonstrate a sufficiently significant increase in the sensitivity or performance over that of the prototype technology in a cost effective manner, sufficient demand for our stool-based DNA screening technologies may never be realized or such demand could be significantly reduced, either of which would have a material adverse affect on our revenues.

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

As of June 30, 2006 we have 37 issued patents and 20 pending patent applications in the United States and we also have 56 issued foreign patents and 55 pending foreign patent applications. We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. A third party has opposed one of our issued European patents relating to the enumerative analysis of nucleic acids in biological samples. A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. In addition, we have jointly filed and jointly own, with a third party institution, a pending US patent application and a PCT patent application that has been nationalized and is pending in Canada, Europe, and Japan, which patent applications relate to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-oro-pharyngeal airways, liver, and gall bladder in stool.  As joint owners of these patent applications, both we and the third party institution have the rights provided to joint owners under applicable patent law, including the right to use, transfer, and license the patent rights.

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

We have historically relied on contract manufacturers and suppliers for certain components for our technologies. We believe that there are relatively few manufacturers that are currently capable of supplying commercial quantities of the raw materials and components necessary for certain elements used in LabCorp’s PreGen-Plus testing service, including Effipure. Although we have identified suppliers that we believe are capable of supplying these raw materials and components in sufficient quantity today, there can be no assurance that we, or LabCorp, will be able to enter into or maintain these agreements and relationships with such suppliers on a timely basis on acceptable terms, if at all. Furthermore, prior to August 2003, stool-based DNA testing had never been offered on a commercial scale, and there can be no assurance that the raw materials and components necessary to meet demand will be available in sufficient quantities or on acceptable terms, if at all. If we, or LabCorp, should encounter delays or difficulties in securing the necessary raw materials and components for LabCorp’s PreGen-Plus testing service, LabCorp may need to reconfigure its PreGen-Plus testing service which would result in delays in commercialization or an interruption in sales and would materially adversely impact our revenues.

If the Effipure technology is replaced in commercial use by new or improved technologies, existing Effipure inventories could become obsolete, which could require the write-off of existing inventory that would negatively impact our gross margins and profitability.

We carry Effipure components in our inventory until they are transferred to LabCorp for use in processing PreGen-Plus tests. As of June 30, 2006, we had $0.1 million in Effipure inventory recorded in our consolidated balance sheets. If test volumes do not keep pace with Effipure inventory levels (the components of which have a finite useful life, after which time they must be discarded), or if Effipure is replaced in commercial use by LabCorp prior to December 31, 2006, we may need to make additional provisions for excess inventory and write down approximately $0.2 million in intellectual property related specifically to Effipure, which would have a negative impact on our gross margins and operating results.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team, including Don M. Hardison, our President and Chief Executive Officer. We have recently entered into an employment agreement with Mr. Hardison with an initial term through June 27, 2008, which provides for certain retention bonuses for his continued employment with the Company through such term. Notwithstanding this agreement, Mr. Hardison may terminate his relationship with us at any time. The efforts of Mr. Hardison will be critical to us as we continue to pursue our business goals.

In March 2006, Anthony Shuber, our Chief Technology Officer, resigned his employment with us. We have entered into a consulting agreement with Mr. Shuber, whereby he will serve as a member of our Scientific Advisory Board and continue to assist with various of our research initiatives for a period of up to twelve months. Mr. Shuber has been critical to our research and development goals and technology improvements, and there can be no assurance that we will be able to pursue and effectively accomplish our research and development goals with Mr. Shuber in the status of consultant. In addition, in April 2006, Harry W. Wilcox, our Senior Vice President, Chief Financial Officer and Treasurer, resigned his employment with us and assumed the part-time role as our Senior Vice President of Corporate Development. If we were to lose Mr. Hardison, and with Mr. Wilcox no longer serving as our Chief Financial Officer and Mr. Shuber no longer serving as our Chief Technology Officer, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

If we are unable to attract the expertise necessary to develop and seek regulatory approval for an in vitro diagnostic kit, we may not be able to bring more advanced technologies to market.

Recently we announced research results on Version 2.0 of our stool-based DNA screening technology that was realized utilizing a marker panel comprised of only two markers. We may seek to configure this test as an in vitro diagnostic kit and seek regulatory approval with the FDA. There can be no assurance that we will be able to hire the personnel necessary to develop this product, that we will have the clinical data necessary and sufficient to support an FDA filing, or that an FDA filing on such a product will ultimately be approved. If we cannot execute successfully in these areas, our introduction and commercialization of Version 2.0 of our technology may be delayed or may never occur. Moreover, transferring Version 2.0 from the laboratory to the commercial setting will require the negotiation and licensing of necessary third-party intellectual property as well as the likelihood of additional technical and clinical validations of the technology. There can be no assurance that such clinical or technical validations will be consistent with the above research results, that the Version 2.0 technology will perform equally well in all patient populations and segments, or that such technical and clinical validations will support the commercial introduction of Version 2.0. Moreover, there can be no assurance that the third-party intellectual property that is needed to commercially launch Version 2.0 can be obtained on favorable terms, if at all.

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

Item 5.  Other Information

On July 26, 2006, the Company elected to make a matching contribution in the form of common stock pursuant to the Company’s qualified 401(k) retirement saving plan (the “401(k) Plan”) and issued an aggregate of 85,800 shares of its common stock to the 401(k) Plan for the benefit of its employees for the plan year ended December 31, 2005. The 401(k) Plan paid no consideration for the shares. The shares were valued at $2.14 per share, the closing price of the Company’s common stock on July 26, 2006. The shares will be allocated pursuant to the terms of the 401(k) Plan. The issuance of shares was exempt from registration under the Securities Act of 1933, as amended (the “Act”), as the contribution of the shares to the 401(k) Plan for the benefit of the Company’s employees, without payment of consideration by the 401(k) Plan or employees, does not constitute a sale of the common stock for purposes of the Act.

Item 6.  Exhibits

Exhibit Number	Description
10.1*

Executive Employment Agreement between the registrant and Don M. Hardison dated as of June 27, 2006 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on June 29, 2006, which is incorporated herein by reference)

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: August 4, 2006	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 4, 2006	By:	/s/ Jeffrey R. Luber
Jeffrey R. Luber
Senior Vice President, Chief Financial Officer, Treasurer, General Counsel and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*

Executive Employment Agreement between the registrant and Don M. Hardison dated as of June 27, 2006 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on June 29, 2006, which is incorporated herein by reference)

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates a management contract or any compensatory plan, contract or arrangement.