Form 10-Q
period 2006-09-30
EXACT SCIENCES CORP
filed 2006-11-09
CIK 1124140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, the registrant had 26,655,213 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,007	$7,991
Marketable securities	21,112	16,384
Prepaid expenses and other current assets	1,158	517
Total current assets	35,277	24,892
Property and Equipment, at cost:
Laboratory equipment	4,123	3,801
Office and computer equipment	1,407	1,407
Leasehold improvements	1,259	1,259
Furniture and fixtures	299	299
	7,088	6,766
Less—Accumulated depreciation and amortization	(5,939)	(5,925)
	1,149	841
Patent costs and other assets, net of accumulated amortization of $2,279 and $2,740 at December 31, 2005 and September 30, 2006, respectively	1,419	839
	$37,845	$26,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$468	$330
Accrued expenses	1,485	1,393
Deferred license fees, current portion	4,363	4,363
Total current liabilities	6,316	6,086

Deferred License Fees, less current portion	6,908	3,636

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—26,436,498 and 26,690,863 shares at December 31, 2005 and September 30, 2006, respectively	264	267
Additional paid-in capital	162,349	165,013
Treasury stock, 85,550 shares	(97)	(97)
Other comprehensive (loss) income	(45)	9
Accumulated deficit	(137,850)	(148,342)
Total stockholders’ equity	24,621	16,850
	$37,845	$26,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Product royalty fees	$51	$40	$165	$162
License fees	1,111	1,091	2,737	3,273
Product	33	24	163	135
	1,195	1,155	3,065	3,570
Cost of revenue:
Product royalty fees	2	3	9	11
Product	330	99	503	772
	332	102	512	783

Gross profit	863	1,053	2,553	2,787

Operating Expenses:
Research and development (1)	1,907	1,705	6,143	5,583
Sales and marketing (1)	1,181	1,051	4,457	3,809
General and administrative (1)	1,354	1,700	3,949	4,838
Restructuring	—	—	626	—
	4,442	4,456	15,175	14,230

Loss from operations	(3,579)	(3,403)	(12,622)	(11,443)

Interest income	290	320	797	951

Net loss	$(3,289)	$(3,083)	$(11,825)	$(10,492)

Net loss per share—basic and diluted	$(0.13)	$(0.12)	$(0.45)	$(0.40)

Weighted average common shares outstanding—basic and diluted	26,291	26,562	26,248	26,448

(1)    Non-cash stock-based compensation expense included in these amounts are as follows:

Research and development	$(30)	$82	$50	$452
Sales and marketing	(10)	258	48	962
General and administrative	(41)	329	176	1,031
Total	$(81)	$669	$274	$2,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2005	2006

Cash flows from operating activities:
Net loss	$(11,825)	$(10,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	598	388
Amortization and write-offs of patents	541	765
Restructuring	282	—
Stock-based compensation	274	2,445
Amortization of deferred license fees	(3,368)	(3,273)
Non-cash revenue reduction recorded in connection with warrant extension	630	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	619	641
Accounts payable	(92)	(138)
Accrued expenses	(587)	12
Net cash used in operating activities	(12,928)	(9,652)

Cash flows from investing activities:
Purchases of marketable securities	(15,006)	(23,647)
Maturities of marketable securities	32,157	28,429
Purchases of property and equipment	(216)	(80)
Increase in patent costs and other assets	(113)	(185)
Net cash provided by investing activities	16,822	4,517

Cash flows from financing activities:
Proceeds from exercise of common stock options and stock purchase plan	138	119
Net cash provided by financing activities	138	119

Net increase (decrease) in cash and cash equivalents	4,032	(5,016)
Cash and cash equivalents, beginning of period	13,092	13,007
Cash and cash equivalents, end of period	$17,124	$7,991

Supplemental disclosure of non-cash financing activities:
Issuance of 85,800 shares of common stock to fund the Company’s 401(k) matching contribution for 2005	$—	$184

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) ORGANIZATION

EXACT Sciences Corporation (the “Company”) was incorporated in February 1995.  The Company develops proprietary DNA-based technologies for use in the detection of cancer.  The Company has selected colorectal cancer as the first application of its technologies.  The Company has licensed certain of its technologies, including improvements to such technologies, on an exclusive basis through August 2008 to Laboratory Corporation of America® Holdings (“LabCorp®”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.”  PreGen-Plus is a non-invasive stool-based DNA testing service for the detection of colorectal cancer in the average-risk population.  The Company has devoted the majority of its efforts to date on research and development and commercialization support of PreGen-Plus.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less at the time of acquisition to be cash equivalents.  At December 31, 2005 and September 30, 2006, $1.0 million and $0.8 million, respectively, of the Company’s cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for the Company’s corporate headquarters.  Cash equivalents primarily consist of money market funds and certificates of deposit at December 31, 2005 and September 30, 2006.

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

All of the Company’s investments are comprised of fixed income investments and all are deemed available-for-sale.  The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  There were no realized gains or losses on the sale of available-for sale securities during the three and nine months ended September 30, 2005 and 2006.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2005 and 2006 because they would have an anti-dilutive effect due to net losses for such periods:

	September 30,
(in thousands)	2005	2006
Shares issuable upon exercise of stock options	4,898	4,801
Shares issuable upon exercise of outstanding warrants	1,000	1,000
	5,898	5,801

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

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes presentation and disclosure requirements for comprehensive income (loss).  Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three and nine months ended September 30, 2005 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2006	2005	2006
Net loss	$(3,289)	$(3,083)	$(11,825)	$(10,492)
Unrealized gain on marketable securities	18	24	64	54
Comprehensive loss	$(3,271)	$(3,059)	$(11,761)	$(10,438)

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

The 1995 Option Plan was terminated on January 31, 2001, the effective date of the Company’s registration statement in connection with its initial public offering.  Options granted prior to the date of termination remain outstanding and may be exercised in accordance with their terms.  At September 30, 2006, options to purchase 551,674 shares were outstanding under the 1995 Option Plan.

2000 Stock Option Plan - The Company adopted the 2000 Stock Option and Incentive Plan (the “2000 Option Plan”) on October 17, 2000.  At September 30, 2006, a total of 5,696,690 shares of common stock have been authorized and reserved for issuance under the 2000 Option Plan.  The 2000 Option Plan provides that the number of shares authorized for issuance will automatically increase on each January 1 by (i) the greater of 5% of the outstanding number of shares of common stock on the preceding December 31, or that number of shares underlying option awards issued during the one-year period prior to such January 1, or (ii) such lesser number as may be approved by the board of directors.  Under the terms of the 2000 Option Plan, the Company is authorized to grant incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards to employees, officers, directors, consultants and advisors.  Options granted under the 2000 Option Plan expire ten years from the date of grant.  Grants made from the 2000 Option Plan prior to January 1, 2006 generally vest over a period of three to five years.  Grants made from the 2000 Option Plan subsequent to January 1, 2006 generally vest monthly over a three-year period.

The 2000 Option Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan.  The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year.  In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable.  At September 30, 2006, options to purchase 4,249,588 shares were outstanding under the 2000 Option Plan and 1,255,331 shares were available for future grant under the 2000 Option Plan.

2000 Employee Stock Purchase Plan - The 2000 Employee Stock Purchase Plan (the “2000 Purchase Plan”) was initially adopted by the Company in October 2000, and subsequently amended and restated.  The 2000 Purchase Plan provides participating employees the right to purchase common stock at a discount through a series of offering periods.  The 2000 Purchase Plan provides that the number of shares authorized for issuance will automatically increase on each February 1 by (i) the greater of 0.75% of the outstanding number of shares of common stock on the immediately preceding December 31, or that number of shares issued during the one-year period prior to such February 1, or (ii) such lesser number as may be approved by the Company’s board of directors.  At September 30, 2006, the 2000 Purchase Plan had available an aggregate of 737,767 shares of common stock for purchase by participating employees.

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

Under the modified prospective transition method, the Company recognized stock-based compensation expense during the three and nine months ended September 30, 2006 in connection with: (a) stock options and restricted stock awards granted and employee stock purchase plan awards with offering periods commencing prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options and restricted stock awards granted and employee stock purchase plan awards with offering periods commencing subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Under the modified prospective transition method, results for prior periods are not restated.  As a result of the adoption of SFAS No. 123(R), the Company recorded incremental stock-based compensation expense in connection with the foregoing in its consolidated statements of operations for the three and nine months ended September 30, 2006 of $0.6 million and $2.2 million, respectively.

Total stock-based compensation recorded in the three and nine months ended September 30, 2006 of $0.7 million and $2.4 million, respectively, included $42,000 and $0.2 million, respectively, recorded in connection with stock options and restricted stock awards granted to non-employee consultants and directors as well as stock-based compensation expense related to the Company’s 2006 401(k) match which, if approved by the Company’s board of directors, is made annually in Company common stock.  Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company, in accordance with APB No. 25, recognized expenses related to non-employee consultant stock option grants and restricted stock awards and the Company’s  401(k) match in its consolidated statements of operations.

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

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2006
Research and development	$74	$388
Sales and marketing	271	884
General and administrative	282	954
	$627	$2,226

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s loss from operations, as well as its net loss, for the three and nine months ended September 30, 2006, were $0.6 million and $2.2 million higher, respectively, than if it had continued to account for stock-based compensation under APB No. 25.  Basic and diluted loss per share for the three and nine months ended September 30, 2006 were $0.02 and $0.08 higher, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25.

Determining Fair Value

Valuation and Amortization Method - The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

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

Expected Volatility - Expected volatility is based on the Company’s historical volatility from the time of its initial public offering in January of 2001 through September 30, 2006.  Expected volatility was lower in the first half of 2006 when compared to the same period of 2005 as the Company refined its expectation because, as of January 2006, it had at least five years of historical volatility data on which to base its expectation.  Prior to January 1, 2006, sufficient historical volatility data did not exist to reasonably justify a lower expected volatility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Option Plan Shares
Risk-free interest rates	4.06%	5.03%	3.94% - 4.06%	4.59% - 5.03%
Expected term (in years)	7	6	7	6
Expected volatility	100%	70%	100%	70%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$1.97	$1.06	$3.21	$1.67

ESPP Shares
Risk-free interest rates	N/A	5.06% - 5.22%	N/A	4.57% - 5.22%
Expected term (in years)	N/A	0.5 - 2	N/A	0.5 - 2
Expected volatility	N/A	70%	N/A	70%
Dividend yield	N/A	0%	N/A	0%
Weighted average fair value per share of stock purchase rights granted during the period	N/A	$0.86	N/A	$0.94

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.  Note that the pro forma disclosures below are provided for the three and nine months ended September 30, 2005 only because employee stock options were not accounted for using the fair value method during that period.  When the Company presents its financial statements for the three and nine months ended September 30, 2007, it will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under the SFAS No. 123(R) fair value method for the three and nine months ended September 30, 2006 and 2007.

	Three Months	Nine Months
	Ended	Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Net loss as reported	$(3,289)	$(11,825)
Add: Stock-based compensation included in reported net loss	(81)	274
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,652)	(5,980)
Pro forma net loss - SFAS No. 123	$(5,022)	$(17,531)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.45)

Pro forma net loss - SFAS 123	$(0.19)	$(0.67)

Stock Option Activity

A summary of stock option activity under the 1995 Option Plan and the 2000 Option Plan during the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, December 31, 2005	4,499,927	$6.10	7.17

Granted	930,921	2.53
Exercised	(122,045)	0.24
Cancelled	(507,541)	7.56

Outstanding, September 30, 2006	4,801,262	$5.40	6.22	$321

Exercisable, September 30, 2006	3,466,179	$6.17	5.31	$321

Vested and expected to vest, September 30, 2006 (2)	4,462,714	$5.54	6.96	$321

(1)            The aggregate intrinsic value of options outstanding at September 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 192,597 options that had exercise prices that were lower than the $2.03 market price of our common stock at September 30, 2006.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $43,000 and $0.2 million, respectively, determined as of the date of exercise.

(2)            Represents the number of vested options as of September 30, 2006 plus the number of unvested options expected to vest as of September 30, 2006.  Unvested options expected to vest are based on the total unvested outstanding options at September 30, 2006, less 338,548 unvested outstanding options of the 21 employees terminated in the Company’s October 2006 restructuring, as described in note 6 of these notes to our financial statements.

As of September 30, 2006, there was $3.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize that cost over a weighted average period of 1.4 years.

The Company received $10,000 and $29,000 from stock option exercises during the three and nine months ended September 30, 2006.  During the three and nine months ended September 30, 2006, 22,989 and 46,520 shares, respectively, of common stock were issued under the Company’s 2000 Purchase Plan resulting in proceeds to the Company of $0.1 million.

(4) THIRD PARTY ROYALTY CONTINGENCY

Under the terms of the Company’s amended license agreement with LabCorp, the Company is contingently liable to reimburse LabCorp for a portion of certain fixed, third-party royalty payments (the “Royalty Amount”) made by LabCorp to other parties in connection with its sales of PreGen-Plus.  The Company’s liability to pay the Royalty Amount is based on sales volumes of PreGen-Plus over the exclusive period of the license agreement that terminates on August 13, 2008, and is contingent upon LabCorp requesting such payment.  LabCorp has not requested any such payment to date.  Based on the sales volumes of PreGen-Plus through September 30, 2006, the potential Royalty Amount was $2.2 million.  A significant increase in PreGen-Plus test sales volumes through August 13, 2008, would reduce this obligation, potentially to zero, while test volumes consistent with historical PreGen-Plus sales levels could increase the potential Royalty Amount.

The Company is currently in discussions with LabCorp regarding the terms of the license agreement.  Based upon these discussions, the Company believes that at this time, it is not probable that LabCorp will request payment of the Royalty Amount and, accordingly, has not accrued any portion of the Royalty Amount in the accompanying financial statements.  There can be no assurance that the Company will be able to successfully negotiate an amendment to the license agreement that would eliminate the Company’s contingent liability to pay the amounts described above.

(5) EMPLOYMENT ARRANGEMENTS

On June 27, 2006, the Company entered into an Employment Agreement with Don M. Hardison, the Company’s President and Chief Executive Officer.  Under the Employment Agreement, Mr. Hardison will be paid an annual salary of $355,000 and will be eligible to earn an annual performance bonus on the basis of the achievement of certain Company and personal objectives.  Additionally, Mr. Hardison will be eligible to earn an annual retention bonus in the amount of $0.2 million, payable on each of January 1, 2007 and January 1, 2008, provided Mr. Hardison continues to be employed by the Company.  The Employment Agreement provides that upon the occurrence of certain triggering events, such as a change of control or termination without cause, Mr. Hardison will be entitled to receive any unpaid retention bonus, and severance payments for a period of twelve months at a rate equal to his base salary at the time of termination of employment.  The agreement provides a term of 24 months, subject to automatic twelve month renewals unless either Mr. Hardison or the Company provide sixty days prior written notice to the other of such party’s election not to extend the term of the Employment Agreement.

In connection with the October 2006 restructuring described in note 6 below, the Company is in the process of entering into employment retention agreements (“Retention Agreements”) with its 23 remaining employees (“Remaining Employees”), including Jeffrey R. Luber, the Company’s Senior Vice President, Chief Financial Officer, Treasurer, General Counsel and Secretary, and Charles R. Carelli, Jr., the Company’s Vice President Finance.  Under the terms of the Retention Agreements, in addition to their existing salary and benefits, Remaining Employees will be eligible to earn a one-time retention bonus in the aggregate amount of approximately $0.9 million payable on December 31, 2007 (subject to acceleration in certain instances), provided that the Remaining Employees continue to be employed by the Company on the payment date.  The Retention Agreements also provide that upon the occurrence of certain triggering events, such as a change of control or termination without cause, Remaining Employees will be entitled to receive any unpaid retention bonus, and severance payments for periods ranging from three to twelve months at a rate equal to their base salary at the time of termination of employment.

As of September 30, 2006, the Company has accrued approximately $0.1 million in compensation costs in connection with the retention bonuses for the Remaining Employees and Mr. Hardison.  The Company intends to accrue the remaining cost of the retention bonuses, currently estimated to be approximately $1.3 million, on a straight line basis over the remaining retention period, which ends on December 31, 2007.

(6) SUBSEQUENT EVENT

On October 17, 2006, the Company initiated a plan to reduce its cost structure by eliminating 21 positions, or 48% of its staff, across all departments.  This workforce reduction reflects the Company’s intention to reduce its expenses and preserve its existing cash and cash equivalents.  Following the workforce reduction, the Company’s efforts are expected to focus on the pursuit of inclusion of stool-based DNA testing in screening guidelines of the major guidelines organizations (including the guidelines of the American Cancer Society, American College of Gastroenterology, and the American Gastroenterological Association), Medicare coverage pursuit for stool-based DNA testing, and validation of the Company’s Version 2 technology.

Estimated charges of approximately $0.7 million are expected to be recorded in the fourth quarter of 2006 in connection with one-time employee termination benefits, including severance, outplacement and fringe benefits.  All of the charges will result in future cash expenditures.  The Company is in the process of assessing its current facility needs and could incur additional restructuring charges, in the form of write-offs of leasehold improvements or other fixed assets, in the event facilities are consolidated.  Until its facility plans are finalized, the Company can not currently estimate the amount of those charges, if any.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements regarding the building of material market demand, the sufficiency of capital resources, expected royalty fees and revenues, expected revenues and sales and marketing expenses, the impact of regulatory agency action on the marketing and sale of PreGen-Plus, the focus and level of research and development efforts and development of new technologies, expectations regarding third-party reimbursement of PreGen-Plus, expected restructuring charges, inclusion of stool-based DNA screening  in colorectal cancer screening guidelines, our expectations concerning our commercial strategy, and the effectiveness and market acceptance of our technologies and PreGen-Plus.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, including those risks and uncertainties described in Item 1A of this report and our Annual Report on Form 10-K for the year ended December 31, 2005.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

EXACT Sciences Corporation develops proprietary DNA-based technologies for use in the detection of cancer.  We have selected colorectal cancer as the first application of our technologies.  We have licensed certain of our technologies, including improvements to such technologies, on an exclusive basis through August 2008 to Laboratory Corporation of America® Holdings (“LabCorp®”) for use in a commercial testing service developed by LabCorp and marketed under the name “PreGen-Plus™.”  PreGen-Plus is a non-invasive, stool-based DNA testing service for the detection of colorectal cancer in the average-risk population.  Since our inception in February 1995, our principal activities have included:

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

•                  working to further the adoption of stool-based DNA testing for colon cancer, including seeking inclusion of such technology in the guidelines of the major guidelines organizations;

•                  working with LabCorp on activities in support of the commercialization of PreGen-Plus; and

•                  sales and marketing efforts in support of PreGen-Plus.

We have generated limited operating revenues since our inception and, as of September 30, 2006, we had an accumulated deficit of approximately $148.3 million.  Our losses have historically resulted from costs incurred in conjunction with our research and development initiatives, salaries and benefits associated with the hiring of personnel, the initiation of marketing programs and the build-out of our sales infrastructure to support the commercialization and marketing of PreGen-Plus.  We expect that our losses will continue for the next several years as a result of continuing research, development, sales and marketing expenses.

LabCorp launched PreGen-Plus commercially in August 2003.  From the date of launch through September 30, 2006, LabCorp had accessioned approximately 11,900 PreGen-Plus samples, including approximately 4,000 samples during the year ended December 31, 2005 and approximately 800 and 3,000 samples during the three and nine months ended September 30, 2006, respectively.  To achieve sufficient demand for PreGen-Plus, we believe that stool-based DNA testing must be included in colorectal cancer screening guidelines of the major guidelines organizations (including the guidelines of the American Cancer Society, American College of Gastroenterology, and the American Gastroenterological Association) and that substantial funds will likely need to be invested in sales and marketing efforts over the next several years.  We do not have, and we cannot assure you that LabCorp will devote, the funds that we believe are likely necessary to build sufficient demand for PreGen-Plus.  Even if stool-based DNA screening is included in colorectal cancer screening guidelines and sufficient amounts are invested in sales and marketing efforts, our success will also depend upon a number of factors that are largely out of our control, including the following:

•                  the regulatory requirements for, and any regulatory restrictions placed upon, PreGen-Plus or any other product based on our technologies, and the timing of any required regulatory filings and approval processes;

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

Until such time as some or all of the factors outlined above are in place, we do not expect material revenue growth.  Our revenue is comprised of product royalty fees on PreGen-Plus tests sold by LabCorp, product revenue from the sale to LabCorp of Effipure components, which are used by LabCorp in processing PreGen-Plus tests, and the amortization of license fees for the licensing of product rights to LabCorp under our strategic license agreements.  We expect that product royalty fees and product revenue for 2006 will be substantially consistent with amounts recorded in 2005.  LabCorp informed the FDA that they are working on changes to PreGen-Plus that could eliminate the use of Effipure by the end of 2006.  We, therefore, do not expect to record material revenues from the sale of Effipure components to LabCorp after December 2006.  The potential loss of this revenue beginning in 2007 is not expected to have a material impact on our gross margins because, under our agreement with LabCorp, our Effipure sales to LabCorp resulted in no gross margin as LabCorp reimbursed us only for our costs to provide Effipure to them.

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

Research and development expenses include costs related to scientific and laboratory personnel, research and clinical studies and reagents and supplies used in the development of our technologies and, effective as of January 1, 2006, non-cash stock-based compensation related to the amortization of the fair value of stock option awards granted to employees.  In 2006, our research and development efforts have focused on improving the sensitivity and other performance aspects of our stool-based DNA screening technology for colorectal cancer and, accordingly, we expect that research and development expenses in 2006 will be lower than 2005 levels.  We continue to optimize and validate the next generation of our colorectal cancer screening technology, or Version 2.0 of our technology, and we may need to invest substantial funds in additional research, design and development associated with such efforts.

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

Recent Developments

October 2006 Restructuring.  On October 17, 2006, we initiated a plan to reduce our cost structure by eliminating 21 positions, or 48% of our staff, across all departments to reduce expenses.  Following the workforce reduction, our efforts are expected to focus on the pursuit of inclusion of stool-based DNA testing in screening guidelines of the major guidelines organizations (including the guidelines of the American Cancer Society, American College of Gastroenterology, and the American Gastroenterological Association), Medicare coverage pursuit for stool-based DNA testing, and optimization and validation of our Version 2 technology.

Estimated charges of approximately $0.7 million are expected to be recorded in the fourth quarter of 2006 in connection with one-time employee termination benefits, including severance, outplacement and fringe benefits.  All of the charges will result in future cash expenditures.  We are in the process of assessing our current facility needs and could incur additional restructuring charges, in the form of write-offs of leasehold improvements or other fixed assets, in the event facilities are consolidated.  Until our facility plans are finalized, we can not currently estimate the amount of those charges, if any.

In connection with our October 2006 restructuring, we are in the process of entering into employment retention agreements (“Retention Agreements”) with our 23 remaining employees (“Remaining Employees”), including Jeffrey R. Luber, our Senior Vice President, Chief Financial Officer, Treasurer, General Counsel, and Secretary, and Charles R. Carelli, Jr., our Vice President Finance.  Under the terms of the Retention Agreements, in addition to being paid their base annual salaries, Remaining Employees will be eligible to earn a one-time retention bonus in the in the aggregate amount of approximately $0.9 million payable on December 31, 2007 (subject to acceleration in certain circumstances), provided that the Remaining Employees continue to be employed on the date of payment.  The Retention Agreements also provide that upon the occurrence of certain triggering events, such as a change of control or termination without cause, Remaining Employees will be entitled to receive any unpaid retention bonus and severance payments for periods ranging from three to twelve months at a rate equal to their base salary at the time of termination of employment.  In addition to the Retention Agreements described above, in June 2006 we entered into an employment agreement with Don M. Hardison, our President and Chief Executive Officer, under which he is eligible to earn an annual retention bonus in the amount of $0.2 million payable on each of January 1, 2007 and January 1, 2008, provided that he continues to be employed by on the date of payment.  As of September 30, 2006, we had accrued approximately $0.1 million in compensation costs in connection with the retention bonuses for the Remaining Employees and Mr. Hardison.  We intend to accrue the remaining cost of the retention bonuses, currently estimated to be approximately $1.3 million, on a straight line basis over the remaining retention period, which ends on December 31, 2007.  See note 5 of the notes to our condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for a description of the employment agreement between the Company and Don M. Hardison.

Colorectal Cancer Screening Guidelines.  In June 2006, the American Cancer Society Colorectal Cancer Advisory Committee and the U.S. Multi-Society Task Force on Colorectal Cancer (the “ACS-MSTF”) commenced a review of stool-based DNA and other colorectal cancer screening technologies as part of their review of colorectal cancer screening guidelines.  In September 2006, the ACS-MSTF convened for a second time to discuss revised colorectal cancer screening guidelines pertaining to new and existing technologies, including stool-based DNA testing, computed tomographic colonography (i.e., ‘virtual colonoscopy’), traditional colonoscopy, flexible sigmoidoscopy, double contrast barium enema, and new and existing approaches to detect blood in stool (i.e., guaiac- and immunochemical-FOBT).  Subsequent to the September ACS-MSTF meeting, we were informed that no guidelines decisions on any technology were made and that deliberations regarding such technologies are continuing.

It is possible that the ACS-MSTF may reject stool-based DNA screening or defer a recommendation regarding such screening for a number of reasons, including, potentially, until such time as our Version 2.0 colorectal cancer screening technology is fully developed and adequately supported by clinical data, which could take several years, if it happens at all.  Moreover, even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a recommendation for only a narrow screening purpose or subset of the population, or for some other limited purpose or application of stool-DNA screening that does not provide for broad use of stool-DNA screening or otherwise enable us to maintain a viable business model.

The timing and determination as to whether stool-based DNA screening is included in colorectal cancer screening guidelines is outside of our control.  We cannot assure you that a decision regarding stool-based DNA will be made or that stool-based DNA screening will ever be included in colorectal cancer screening guidelines.  Additionally, even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a process spanning many months from the meeting of key guidelines decision-makers to notification of inclusion or exclusion from guidelines.  If stool-based DNA screening is not included in colorectal cancer screening guidelines for sufficiently broad and or sufficiently frequent use within the population, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected.  In such event, we could be required to further significantly curtail our operations.  In addition, an adverse guidelines determination could result in the impairment of the recorded value of our patent portfolio ($0.8 million at September 30, 2006) or our fixed assets.

Regulatory Developments.  On January 13, 2006, the U.S. Food and Drug Administration (the “FDA”) sent correspondence to LabCorp with respect to the PreGen-Plus testing service, as well as the Effipure component used in processing PreGen-Plus tests, which indicated that PreGen-Plus is subject to FDA regulation as a medical device and that the device cannot be commercially distributed without an appropriate pre-market determination from the FDA.  Pursuant to our and LabCorp’s subsequent discussions with the FDA to clarify the regulatory status of PreGen-Plus, we and LabCorp agreed, among other things, to revise our promotional activities with respect to LabCorp’s PreGen-Plus testing service.  In addition, LabCorp offered to eliminate its use of Effipure in processing PreGen-Plus tests by the end of 2006.  Based on the actions outlined above and our communications with the FDA, we believe that LabCorp intends to continue to market, sell and process the PreGen-Plus test as a “homebrew” testing service.  Since the commercial launch of PreGen-Plus, LabCorp has offered the testing service as an in-house developed laboratory test, or “homebrew” testing service.  The FDA has historically exercised enforcement discretion with regard to such homebrew tests, by not requiring FDA pre-market clearance or approval for such testing services.  On September 7, 2006, however, the FDA issued a Draft Guidance Document in which the FDA said that “homebrew” tests were subject to FDA regulation as devices, and that the FDA would not exercise enforcement discretion with respect to laboratories that offer certain types of homebrew tests involving the use of algorithms and/or scoring of results.  Although we do not believe that the PreGen-Plus test represents the type of “algorithm-based” or “scoring” test to which this Draft Guidance Document refers, we cannot assure you that the FDA will view LabCorp’s PreGen-Plus testing service, in whole or in part, as exempt from pre-market approval requirements.  If the FDA does not view LabCorp’s PreGen-Plus testing service as exempt from pre-market approval, LabCorp’s use of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our business.

In addition, as part of our long-term development plan for our Version 2.0 technology, we are in the early stages of planning for the potential development of a stool-based DNA in vitro diagnostic test kit that we believe would be required to be submitted to the FDA for approval prior to marketing.  This is distinct from LabCorp’s PreGen-Plus testing service, which remains on the market today as a homebrew testing service.  LabCorp’s license to our technologies includes rights to current versions of our technologies for a “homebrew” developed testing service, as well as any improvements we make to such technology, including Version 2.0.  LabCorp does not have rights to a FDA-approved in vitro diagnostic test kit of Version 2.0 that we may develop.

Significant Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and intangible assets.  We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Under the modified prospective transition method, we recognized stock-based compensation expense during the three and nine months ended September 30, 2006 in connection with: (a) stock options and restricted stock awards granted and employee stock purchase plan awards with offering periods commencing prior to, but not yet vested, as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock options and restricted stock awards granted, and employee stock purchase plan awards with offering periods commencing subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Under the modified prospective transition method, results for prior periods are not restated.  As a result of the adoption of SFAS No. 123(R), we recorded incremental stock-based compensation expense in connection with the foregoing in our consolidated statements of operations for the three and nine months ended September 30, 2006 of $0.6 million and $2.2 million, respectively.

Total stock-based compensation recorded in the three and nine months ended September 30, 2006 of $0.7 million and $2.4 million, respectively, included $42,000 and $0.2 million, respectively, recorded in connection with stock options and restricted stock awards granted to non-employee consultants and directors as well as stock-based compensation expense related to our 2006 401(k) match which, if approved by our board of directors, is made annually in our common stock.  Prior to the adoption of SFAS No. 123(R) on January 1, 2006, we, in accordance with APB 25, recognized expenses related to non-employee consultant stock option grants and restricted stock awards and our 401(k) match in our consolidated statements of operations.

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

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2006
Research and development	$74	$388
Sales and marketing	271	884
General and administrative	282	954
	$627	$2,226

As a result of adopting SFAS No. 123(R) on January 1, 2006, our loss from operations, as well as our net loss, for the three and nine months ended September 30, 2006, were $0.6 million and $2.2 million higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25.  Basic and diluted loss per share for the three and nine months ended September 30, 2006 were $0.02 and $0.08 higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25.

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

Expected Volatility - Expected volatility is based on our historical volatility from the time of our initial public offering in January of 2001 through September 30, 2006.  Expected volatility was lower in the first three quarters of 2006 when compared to the same period of 2005 as we refined our expectation because, as of January 2006, we had at least five years of historical volatility data on which to base our expectation.  Prior to January 1, 2006, sufficient historical volatility data did not exist to reasonably justify a lower expected volatility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Option Plan Shares
Risk-free interest rates	4.06%	5.03%	3.94% - 4.06%	4.59% - 5.03%
Expected term (in years)	7	6	7	6
Expected volatility	100%	70%	100%	70%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$1.97	$1.06	$3.21	$1.67

ESPP Shares
Risk-free interest rates	N/A	5.06% - 5.22%	N/A	4.57% - 5.22%
Expected term (in years)	N/A	0.5 - 2	N/A	0.5 - 2
Expected volatility	N/A	70%	N/A	70%
Dividend yield	N/A	0%	N/A	0%
Weighted average fair value per share of stock purchase rights granted during the period	N/A	$0.86	N/A	$0.94

Pro Forma Information Under SFAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.  Note that the pro forma disclosures below are provided for the three and nine months ended September 30, 2005 only because employee stock options were not accounted for using the fair value method during that period.  When we present our financial statements for the three and nine months ended September 30, 2007, we will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under the SFAS No. 123(R) fair value method for the three and nine months ended September 30, 2006 and 2007.

	Three Months	Nine Months
	Ended	Ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005
Net loss as reported	$(3,289)	$(11,825)
Add: Stock-based compensation included in reported net loss	(81)	274
Deduct: Total stock-based employee compensation determined under SFAS 123 for all awards	(1,652)	(5,980)
Pro forma net loss - SFAS No. 123	$(5,022)	$(17,531)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.45)

Pro forma net loss - SFAS 123	$(0.19)	$(0.67)

Results of Operations

Revenue.  Total revenue was $1.2 million for the three months ended September 30, 2006 and 2005.  Total revenue increased to $3.6 million for the nine months ended September 30, 2006 from $3.1 million for the nine months ended September 30, 2005.  Revenue is primarily composed of the amortization of up-front technology license fees associated with agreements signed with LabCorp that are being amortized on a straight-line basis over the exclusive license period, which ends in August 2008, and, to a lesser extent, royalties on LabCorp’s sales of PreGen-Plus, and sales of Effipure units to LabCorp.

The increase in total revenue for the nine months ended September 30, 2006 as compared to the same period for the prior year was primarily the result of a one-time, non-cash reduction in revenue of $0.6 million recorded in June 2005 in connection with the amendment of a warrant issued to LabCorp in June 2002 to purchase 1,000,000 shares of our common stock, at an exercise price of $16.09 per share (the “LabCorp Warrant”).  At the time of issuance, the LabCorp Warrant had an expiration date of June 26, 2005.  On June 24, 2005, we entered into an amendment to the LabCorp Warrant to extend the expiration date of the LabCorp Warrant to August 13, 2008, which is the expiration date of the exclusive period under our license agreement with LabCorp.  All other terms of the LabCorp Warrant were unaffected.  We assigned a value to the LabCorp Warrant extension of $0.6 million using the Black-Scholes option pricing model.  In accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, we recorded the cost of the LabCorp Warrant extension as a one-time, non-cash reduction in license fee revenue of $0.6 million in the quarter ended June 30, 2005.

During 2006, LabCorp informed the FDA that they are working on changes to PreGen-Plus that could eliminate the use of Effipure by the end of 2006.  We, therefore, do not expect to record material revenues from the sale of Effipure components to LabCorp after December 2006.  The loss of this revenue beginning in 2007 is not expected to have a material impact on our gross margins because, under our agreement with LabCorp, our Effipure sales to LabCorp resulted in no gross margin as LabCorp reimbursed us only for our costs to provide Effipure to them.

Cost of revenue.  Total cost of revenue includes both the cost of Effipure components sold to LabCorp as well as the cost of product royalty revenue owed to third-parties for technology currently incorporated into PreGen-Plus.  Total cost of revenue decreased to $0.1 million for the three months ended September 30, 2006 from $0.3 million for the three months ended September 30, 2005 and increased to $0.8 million for the nine months ended September 30, 2006 as compared to $0.5 million for the nine months ended September 30, 2005.  The decrease in total cost of revenue for the three months ended September 30, 2006 as compared to the same period of 2005 was the result of lower write-offs of excess Effipure inventory.  We wrote off $0.1 million and $0.3 million in excess Effipure inventory during the three months ended September 30, 2006 and 2005, respectively.  The increase in the cost of product revenue for the nine months ended September 30, 2006 as compared to the same period of the prior year was primarily the result of higher write-offs of Effipure inventory.  We wrote off $0.7 million and $0.4 million in excess Effipure inventory during the nine months ended September 30, 2006 and 2005, respectively.  Specifically, we wrote-off approximately $0.5 million in excess Effipure inventory units during the quarter ended March 31, 2006 as a result of LabCorp’s decision to discontinue use of Effipure in the processing of PreGen-Plus tests beyond 2006.

During the development of the manufacturing and supply chain processes for Effipure components, we entered into agreements with certain suppliers and contract manufactures to produce components utilized in Effipure.  Certain of these supply agreements included minimum purchase commitments to be fulfilled by us over the life of the agreements, the last of which expired in April 2006.    As of September 30, 2006, the carrying value of our Effipure inventory was approximately $25,000 and was recorded under the caption “Prepaid expenses and other current assets” in our consolidated balance sheets.  We do not anticipate purchasing additional Effipure inventory.

We expect to continue to sell Effipure to LabCorp until LabCorp discontinues use of Effipure in the processing of PreGen-Plus tests, which we expect may occur by the end of 2006 based on LabCorp’s communications to the FDA.  There can be no assurance that LabCorp will be able to identify an alternative process for Effipure in connection with LabCorp’s processing the PreGen-Plus test, which could result in interruption in the PreGen-Plus testing service and could materially harm our business.  There can also be no assurance that LabCorp will cease using Effipure in the processing of PreGen-Plus tests by the end of 2006 if LabCorp does not have a suitable alternative to Effipure in place at that time.

Research and development expenses.  Research and development expenses decreased to $1.7 million for the quarter ended September 30, 2006 from $1.9 million for the quarter ended September 30, 2005.  The decrease in the three months ended September 2006 as compared to the same period of 2005 was primarily the result of the completion of the primary clinical study supporting Version 2 of our stool-based DNA technology in late 2005, resulting in lower research and development expenses in the three months ended September 30, 2006 as compared to the same period of 2005.  Included in the total decrease for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 were decreases of $0.1 million in clinical study expenses, $0.1 million in laboratory supplies and $0.1 million in personnel related expenses.  These decreases were partially offset by an increase of $0.1 million in stock-based compensation expense for the three months ended September 30, 2006 as compared to the same period of 2005 as a result of the adoption of SFAS No 123(R) on January 1, 2006.  See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

Research and development expenses decreased to $5.6 million for the nine months ended September 30, 2006 from $6.1 million for the nine months ended September 30, 2005.  The decrease in the nine months ended September 30, 2006 as compared to the same period of 2005 was primarily the result of the completion of the primary clinical study supporting Version 2 of our stool-based DNA technology in late 2005, resulting in lower research and development expenses in the nine months ended September 30, 2006 as compared to the same period of 2005.  In addition, we took actions in February 2005 to focus research and development efforts on improving the sensitivity and other performance aspects of our technologies and reduced our cost structure accordingly.  As described under the heading “Restructuring” below, we discontinued certain research efforts and reduced our workforce by ten employees, principally in the research and development functions.  Included in the decrease in research and development expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 were decreases of $0.4 million in personnel-related expenses, $0.3 million in clinical study expenses, $0.2 million related to laboratory space and $0.1 million in laboratory supplies.  These decreases were partially offset by an increase of $0.4 million in stock-based compensation expense for the nine months ended September 30, 2006 as compared to the same period of 2005 as a result of the adoption of SFAS No 123(R) on January 1, 2006.  See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

Sales and marketing expenses.  Sales and marketing expenses decreased to $1.1 million for the three months ended September 30, 2006 from $1.2 million for the three months ended September 30, 2005 and decreased to $3.8 million for the nine months ended September 30, 2006 from $4.5 million for the nine months ended September 30, 2005.  These decreases were primarily due to decreases of $0.4 million and $1.1 million, respectively, in personnel related expenses for the three and nine months ended September 30, 2006 as compared to the same periods of 2005 as a result of a reduction in the size of our sales and marketing force from twenty-five employees at September 30, 2005 to sixteen employees at September 30, 2006.  We also reduced our external advertising, marketing and promotional spending by $0.5 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  These reductions reflect a focus on spending primarily on those initiatives that directly or indirectly support guidelines inclusion, as well as a shift away from direct marketing to physicians to third-party payor groups, self-insured employers and technology assessment groups.  These decreases were partially offset by increases of $0.3 million and $0.9 million, respectively, in stock-based compensation expense for the three and nine months ended September, 2006 as compared to the same periods of 2005 as a result of the adoption of SFAS No 123(R) on January 1, 2006.  See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

General and administrative expenses.  General and administrative expenses increased to $1.7 million for the three months ended September 30, 2006 from $1.4 million for the three months ended September 30, 2005.  General and administrative expenses increased to $4.8 million for the nine months ended September 30, 2006 from $3.9 million for the nine months ended September 30, 2005.  These increases were primarily due to increases of $0.4 million and $0.9 million, respectively, in stock-based compensation expense recorded in the three and nine months ended September 30, 2006 as compared to the same periods of 2005 as a result of the adoption of SFAS No. 123(R) on January 1, 2006.  See discussion of the adoption of SFAS No. 123(R) under the section “Stock-Based Compensation” above.

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

Interest income.  Interest income was $0.3 million for the three months ended September 30, 2006 and 2005.  Interest income increased to $1.0 million for the nine months ended September 30, 2006 from $0.8 million for the nine months ended September 30, 2005.  This increase was due to an increase in interest rates on investments held during the nine months ended September 30, 2005 as compared to the same period from the prior year partially offset by lower average cash, cash equivalents and marketable securities balances held during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Third Party Royalty Contingency

Under the terms of our amended license agreement with LabCorp, we are contingently liable to reimburse LabCorp for a portion of certain fixed third-party royalty payments (the “Royalty Amount”) made by LabCorp to other parties in connection with its sales of PreGen-Plus.  Our liability to pay the Royalty Amount is based on sales volumes of PreGen-Plus over the exclusive period of the license agreement that terminates on August 13, 2008, and is contingent upon LabCorp requesting such payment.  LabCorp has not requested any such payment to date.  Based on the sales volumes of Pre-Gen-Plus through September 30, 2006, the potential Royalty Amount was $2.2 million.  A significant increase in PreGen-Plus test sales volumes through August 13, 2008, would reduce this obligation, potentially to zero, while test volumes consistent with historical PreGen-Plus sales levels could increase the potential Royalty Amount due.

We are currently in discussions with LabCorp regarding the terms of the license agreement.  Based upon these discussions, we believe that, at this time, it is not probable that LabCorp will request payment of the Royalty Amount and, accordingly, we have not accrued any portion of the Royalty Amount in our financial statements.  There can be no assurance that we will be able to successfully negotiate an amendment to our license agreement that would eliminate our contingent liability to pay the amounts described above.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private sales of preferred stock, public offerings of common stock in February 2001 and February 2004 and cash received from LabCorp in connection with our strategic alliance.  As of September 30, 2006, we had approximately $24.4 million in cash, cash equivalents and marketable securities, of which approximately $0.8 million has been pledged as collateral for an outstanding letter of credit.

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

Net cash used in operating activities was $9.7 million for the nine months ended September 30, 2006 as compared to $12.9 million for the nine months ended September 30, 2005.  The principal use of cash in operating activities for the nine months ended September 30, 2006 and 2005 was to fund our net loss.  The decrease in net cash used in operating activities for the nine months ended September 30, 2006 as compared the nine months ended September 30, 2005 was primarily due to decreases in sales and marketing and applied research spending as discussed elsewhere in this report.  Cash flows from operations can vary significantly due to various factors, including changes in our operations, prepaid expenses, accounts payable and accrued expenses.

Net cash provided by investing activities was $4.5 million for the nine months ended September 30, 2006, as compared to net cash provided by investing activities of $16.8 million for the nine months ended September 30, 2005.  Excluding the impact of purchases and maturities of marketable securities (which fund the majority of our ongoing operations), net cash used in investing activities was $0.3 million for the nine months ended September 30, 2006 and 2005.

Purchases of property and equipment of $0.1 million during the nine months ended September 30, 2006 were materially consistent with purchases of property and equipment of $0.2 million during the nine months ended September 30, 2005.  We expect that purchases of property and equipment during the remainder of 2006 will be substantially consistent with the $0.2 million invested in the full year 2005.  We continued to invest in our patent portfolio for the nine months ended September 30, 2006 and we expect that investments made in our patent portfolio for the remainder of 2006 will be substantially consistent with the $0.2 million invested during 2005.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2006 and 2005 and represented proceeds from the issuance of common stock under our employee stock option and purchase plans.

Assuming no material cash outlays relating to a shift in our strategic direction or entry into new markets, we expect that cash, cash equivalents and short-term investments on hand at September 30, 2006 will be sufficient to fund our current operations for at least the next twelve months based upon our current operational plan following the restructuring actions taken in October 2006.  We do not expect that product royalty payments from LabCorp will materially supplement our liquidity position in the next twelve months given that, among other things, a determination has not yet been made regarding the inclusion of stool-based DNA screening in colorectal cancer screening guidelines, the Centers for Medicare and Medicaid Services (CMS) have not approved stool-based DNA colorectal cancer screening for payment and no payors have issued formal broad policy approving payment for stool-based DNA screening.  Although milestone and other performance-based payments from LabCorp for which we may be eligible under our strategic agreement may supplement our liquidity position, the timing and receipt of milestone and performance-based payments is unpredictable at this time.  Of the remaining $45 million of payments for which we may be eligible under our amended agreement with LabCorp, $15 million relates to milestone payments associated with the inclusion of stool-based DNA testing for colorectal cancer into certain clinical guidelines and policy-level reimbursement approvals that, in large part, depend upon decisions to be made by third parties.  The remaining $30 million relates to the achievement of certain significant cumulative LabCorp revenue thresholds that depend upon LabCorp’s widespread success with respect to its sales of PreGen-Plus.  Because these milestones are not expected in the foreseeable future, if at all, no assurance can be given that any payments pursuant to our agreement with LabCorp will be sufficient or timely enough to meet our liquidity needs.  In addition, we continue to selectively explore potential acquisitions or licensing of technologies to broaden our technology portfolio.  If revenue and other payments from LabCorp are insufficient to meet our liquidity needs, if we change our strategic direction or pursue an acquisition of new technologies, or if we determine that our sales, marketing or research and development expenses must increase to achieve our goals, we will be required to raise additional capital or further reduce the scale of our operations, or both.

The table below reflects our estimated fixed obligations and commitments as of September 30, 2006:

	Payments Due by Period
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in Thousands)
Obligations under license and collaborative agreements	$5,508	$788	$630	$630	$3,460
Operating lease obligations	3,803	953	1,990	860	—
Retention bonus obligations in connection with employment agreements	1,300	200	1,100	—	—
Purchase obligations	259	259	—	—	—
Total	$10,870	$2,200	$3,720	$1,490	$3,460

Obligations under license and collaboration agreements represent on-going commitments under various research collaborations and licensing agreements.  Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party.  Operating leases reflect remaining obligations associated with leased facilities in Marlborough, Massachusetts.  Retention bonus obligations represent commitments to our remaining employees following our October 2006 restructuring, as well as obligations under our employment agreement with Don Hardison, our President and Chief Executive Officer.  Purchase obligations primarily represent commitments associated with our research and development activities.  We do not have any special purpose entities or any other off balance sheet financing arrangements.

Our future capital requirements include, but are not limited to, continued funding of our research and development efforts, product development and potential FDA submissions, potential clinical studies required for such FDA submissions, sales and marketing efforts associated with the commercialization of stool-based DNA screening technologies, purchases of laboratory equipment and continued investment in our intellectual property estate.  Our future capital requirements may depend on many factors, including the following:

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

Until such time as some or all of the factors outlined above are in place, we do not expect material revenue growth.  Moreover, if stool-based DNA screening is not included in colorectal cancer screening guidelines of one or more major organizations issuing guidelines recommendations, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected and our business direction may change.  In such event, we would likely be required to further significantly curtail our operations.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is principally confined to its cash, cash equivalents and marketable securities.  We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, all of which are currently invested in the United States and are classified as available-for-sale.  We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls And Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b promulgated under the Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A.  Risk Factors

Factors That May Affect Future Results

From time to time we update, revise and supplement the risk factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the deletion of a risk factor entitled “If Effipure technology is replaced in commercial use by new or improved technologies, existing Effipure inventories could become obsolete, which could require the write off of existing inventory that would negatively impact our gross margins and profitability,” the addition of a risk factor entitled “If stool-based DNA screening is not included in colorectal cancer screening guidelines of the major organizations issuing guidelines recommendations, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected,” and a change to the risk factors below entitled “If we or LabCorp fail to comply with FDA requirements, we or LabCorp may be limited or prohibited in our ability to commercialize stool-based DNA testing for colorectal cancer and may be subject to stringent penalties,” “We may never successfully commercialize any of our technologies or become profitable,” “Our business is substantially dependent on the success of our strategic agreement with LabCorp” and “The loss of key members of our senior management team could adversely affect our business.” These sections have been updated to reflect recent developments with the U.S. Food and Drug administration and recent changes in management and agreements with management, respectively.  In addition, we have updated several of our risk factors to reflect the proposed elimination in 2006 by LabCorp of its use of Effipure in processing PreGen-Plus tests.

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

Our future revenues will depend, in large part, upon whether stool-based DNA screening is included in colorectal cancer screening guidelines of major guidelines organizations (including the American Cancer Society, the American College of Gastroenterology, and the American Gastroenterological Association).  Although the American Cancer Society Colorectal Cancer Advisory Committee and the U.S. Multi-Society Task Force on Colorectal Cancer (the “ACS-MSTF”) commenced a review of stool-based DNA and other colorectal cancer screening technologies in June 2006, which continued in September 2006, it did not make any decision regarding the inclusion of stool-based DNA technology in colorectal cancer screening guidelines.  The timing and determination as to whether stool-based DNA screening is included in colorectal cancer screening guidelines is outside of our control.  We cannot assure you that a decision regarding stool-based DNA will be made or that stool-based DNA screening will ever be included in colorectal cancer screening guidelines.  Even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a process spanning many months from the meeting of key guidelines decision-makers to notification of inclusion or exclusion from guidelines.

In addition, following its June 2006 meeting, the ACS-MSTF requested certain information from us relating primarily to our Version 2.0 next generation colorectal cancer technology.  It is possible that ACS-MSTF may reject stool-based DNA screening or defer a recommendation regarding such screening for a number of reasons, including until such time as our Version 2.0 colorectal cancer screening technology is fully developed and adequately supported by clinical data, which could take several years, if it happens at all.  Moreover, even if a recommendation is made to include stool-based DNA screening in guidelines, such inclusion could involve a recommendation for only a narrow screening purpose or subset of the population, or for some other limited purpose or application of stool-DNA screening that does not provide for broad use of stool-DNA screening.  If stool-based DNA screening is not included in colorectal cancer screening guidelines for broad and sufficiently frequent use within the population at the next anticipated meeting of the ACS-MSTF, or if inclusion or notification of inclusion in such screening guidelines is significantly delayed, our business, financial condition and results of operations would be materially adversely affected and our business direction may change.  In such event, we could be required to further significantly curtail our operations.  In addition, an adverse guidelines determination could result in the impairment of the recorded value of our patent portfolio ($0.8 million at September 30, 2006) or our fixed assets.

We may never successfully commercialize any of our technologies or become profitable.

We have incurred losses since we were formed and have had only modest product and royalty fee revenues since the commercial launch of PreGen-Plus in August 2003.  From our date of inception on February 10, 1995 through September 30, 2006, we have accumulated a total deficit of approximately $148.3 million.  We expect that our losses will continue for at least the next several years and, depending upon our strategic direction, we may need to invest significant funds toward an FDA-approved test.  Moreover, to achieve material demand for PreGen-Plus, or other stool-based DNA testing services utilizing our technologies, we believe that substantial funds will likely need to be invested in sales and marketing efforts over the next several years.  Given our current levels of cash and revenues, and without raising additional capital, we will not be able to spend the amounts that we believe will likely be necessary to fund these investments and there can be no assurance that LabCorp will invest sufficient amounts in sales and marketing activities for PreGen-Plus.  In addition, while we believe we are permitted, from a regulatory standpoint, to promote stool-based DNA testing services generically, our inability to market the brand “PreGen-Plus” under current FDA regulations, may limit  our return on amounts that EXACT has invested or may invest in sales and marketing activities.  If our revenue does not grow significantly, we will not be profitable.  We cannot assure you that the revenue from the sale of any of our technologies will be sufficient to make us profitable.

Our future revenues will depend, in large part, upon whether PreGen-Plus is broadly ordered by medical practitioners and requested by patients.  We believe that our ability to achieve the foregoing may be affected by the following:

•                  the inclusion of stool-based DNA screening in colorectal cancer screening guidelines of major guidelines organizations (including the American Cancer Society, the American College of Gastroenterology, and the American Gastroenterological Association);

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

On January 13, 2006, the FDA sent correspondence to LabCorp with respect to the PreGen-Plus testing service, as well as the Effipure component used in processing PreGen-Plus tests, which indicated that PreGen-Plus is subject to FDA regulation as a medical device and that the device cannot be commercially distributed without an appropriate pre-market determination from the FDA.  Pursuant to our and LabCorp’s subsequent discussions with the FDA to clarify the regulatory status of PreGen-Plus, we and LabCorp agreed, among other things, to revise our promotional activities with respect to LabCorp’s PreGen-Plus testing service.  In addition, LabCorp offered to eliminate its use of Effipure in processing PreGen-Plus tests by the end of 2006.  Based on the actions outlined above and our communications with the FDA, we believe that LabCorp intends to continue to market, sell and process the PreGen-Plus test as a “homebrew” testing service.  Since the commercial launch of PreGen-Plus, LabCorp has offered the testing service as an in-house developed laboratory test, or “homebrew” testing service.  The U.S. Food and Drug Administration (the “FDA”) has historically exercised enforcement discretion with regard to such homebrew tests, by not requiring FDA pre-market clearance or approval for such testing services.  On September 7, 2006, however, the FDA issued a Draft Guidance Document in which the FDA said that “homebrew” tests were subject to FDA regulation as devices, and that the FDA would not exercise enforcement discretion with respect to laboratories that offer certain types of homebrew tests involving the use of algorithms and scoring of results.  Although we do not believe that the PreGen-Plus test represents the type of “algorithm-based” or “scoring” test to which this Draft Guidance Document refers, we cannot assure you that the FDA will view LabCorp’s PreGen-Plus testing service, in whole or in part, as exempt from pre-market approval requirements. If the FDA does not view LabCorp’s PreGen-Plus testing service as exempt from pre-market approval, LabCorp’s use of PreGen-Plus could be delayed, halted or prevented and enforcement action could be initiated which could involve criminal or civil penalties, any of which would impair the commercialization of PreGen-Plus and materially harm our business.

Moreover, if the FDA were to determine that any of our technologies or other materials that we provide in used in connection with LabCorp’s PreGen-Plus testing service require pre-market approval or clearance, we would be subject to a number of FDA requirements, including compliance with the September 7, 2006 Draft Guidance Document or restrictions regarding performance claims as well as the FDA’s Quality System Regulation, which establishes extensive regulations for quality assurance and control as well as manufacturing procedures.  Failure to comply with these regulations could result in enforcement action against us, our partners, or our contract manufacturers.  Adverse FDA action in any of these areas, including, for example, requiring pre-market approval or clearance for PreGen-Plus or any element that comprises PreGen-Plus, could cause material interruption in LabCorp’s ability to continue offering the PreGen-Plus testing service and could significantly increase our expenses and limit our revenue and profitability.

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

In January 2004, we and LabCorp amended our license agreement to, among other things, restructure certain product development milestones.  Although this amendment did not change the $45 million of total milestone payments that we may be eligible to receive under the agreement, it modified the targets set for achievement of these milestones and, as such, made it more difficult for us to fully realize these payments if LabCorp is unable to achieve significant revenue thresholds with respect to its sales of PreGen-Plus or if we are unable to obtain clinical guideline acceptance and policy-level reimbursement approvals for PreGen-Plus.   In addition, we are currently in discussions that could result in an amendment to the license agreement.  We cannot assure you that our prior amendment, these recent discussions or other strategic initiatives with LabCorp will accomplish the long-term goals of either party.  If one or more additional amendments to our agreement with LabCorp become necessary as a result of the continuing evolution of PreGen-Plus, developments in our relationship with LabCorp or otherwise, we cannot assure you that any such amendment could be entered into on favorable terms, if at all.

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

Many physicians may decide not to order colorectal cancer screening tests using our technologies unless the tests are adequately reimbursed by third-party payors, including Medicare.  There is significant uncertainty concerning third-party reimbursement for the use of tests incorporating new technology.  Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; approved by the major guidelines organizations; reliable, safe and effective, medically necessary; appropriate for the specific patient and cost-effective.  Currently, no third-party payors have issued broad formal policy approving payment for stool-based DNA testing.  Furthermore, the Centers for Medicare and Medicaid Services (CMS) have not yet approved stool-based DNA testing for colorectal cancer for payment, CMS has not yet accepted our request for a National Coverage Determination and CMS has sought additional information regarding the FDA regulatory status of PreGen-Plus and the performance and protocol relating to the PreGen-Plus assay, which has delayed our application’s acceptance.

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

In addition, LabCorp currently maintains a license with a third party for access to certain genes that are integrated as part of the PreGen-Plus testing process.  Under the terms of our amended license agreement with LabCorp, we are contingently liable to reimburse LabCorp for a portion of certain fixed, third-party royalty payments made by LabCorp to this third party based on sales volume of PreGen-Plus over the exclusive period of the license agreement, which terminates on August 13, 2008.  As of September 30, 2006, the potential reimbursement to LabCorp was $2.2 million.  Although a significant increase in PreGen-Plus test sales volumes through August 13, 2008, would reduce this obligation, potentially to zero, test volumes consistent with historical PreGen-Plus sales levels would increase the amounts payable to LabCorp.  LabCorp has not requested reimbursement of any amounts under the license agreement and we are currently in discussions with LabCorp regarding the terms of the license agreement, including our contingent liability for such reimbursement.  There can be no assurance that sales volumes will increase to a level necessary to materially reduce this obligation to LabCorp nor can there be any assurance that we will be able to successfully negotiate an amendment to the license agreement that would eliminate our contingent liability to pay the amounts described above.

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

In 2006 we completed a research study on the performance of a new marker panel for our stool-based DNA screening technology for colorectal cancer.  There were 40 cancers analyzed in this study and the results showed 88% sensitivity (95% Confidence Interval: 77% - 98%, meaning that the study showed, with 95% certainty, that the study sensitivity results could have fallen anywhere within this range) and 82% specificity for colorectal cancer detection.  These 40 cancer samples were from post-colonoscopy patients, while the samples used in our multi-center study in 2003, were samples derived from asymptomatic, average risk individuals prior to colonoscopy.  There can be no assurance that the results that we realized in this blinded, 2006 study will be viewed as persuasive for purposes of medical acceptance or guidelines inclusion.

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

If the results of our research and clinical studies, including the results of the Mayo Clinic study (especially in contrast to the results of the 2003 multi-center study referenced above), do not convince thought-leading gastroenterologists, guidelines organizations, primary care physicians, third party payors and patients that tests using our technologies are reliable, effective and/or superior to existing screening methods, including Hemoccult II and Hemoccult Sensa, or show that our technologies are superior but not by a large enough margin to affect prevailing clinical practice, we may experience reluctance or refusal on the part of screening guidelines writers to include stool-based DNA screening in such guidelines (including within the guidelines of the American Cancer Society, the American College of Gastroenterology, and the American Gastroenterological Association) as well as a reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests using our technologies, which could slow the demand for, and successful commercialization of, PreGen-Plus.

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

If a sufficient number of medical practitioners are not convinced to order and reorder PreGen-Plus, we will not become profitable.  An important element to the successful commercialization of PreGen-Plus is the inclusion of stool-based DNA testing in colorectal cancer screening guidelines (the guidelines of the American Cancer Society, the American College of Gastroenterology, and the American Gastroenterological Association).  Gastroenterologists and primary care physicians will have to be made aware of the benefits of stool-based DNA testing through published papers, presentations at scientific conferences, favorable results from clinical studies and obtaining reimbursement from insurers.  Our failure to be successful in these efforts or to be included within colorectal cancer screening guidelines would make it difficult to convince medical practitioners to order and reorder PreGen-Plus for their patients which would limit our revenues and materially adversely affect our business.

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

If our capital resources become insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies.  Moreover, if we modify our business strategy to pursue other initiatives or technologies and are required to invest material amounts in the acquisition of these technologies, our current cash and cash equivalents could be reduced significantly.  Our inability to raise capital would seriously harm our business and development efforts.  In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operations.  These funds may not be available on favorable terms, or at all.  If adequate funds are not available on attractive terms, we may have to restrict our operations significantly or obtain funds by entering into agreements on unattractive terms.  Further, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders.

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

As of September 30, 2006 we have 37 issued patents and 19 pending patent applications in the United States and we also have 70 issued foreign patents and 59 pending foreign patent applications.  We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued.  Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable.  A third party has opposed one of our issued European patents relating to the enumerative analysis of nucleic acids in biological samples.  A third-party institution is a co-owner of one of our issued patents relating to pooling patient samples in connection with our loss of heterozygosity detection method.  We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications.  Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents.  In addition, we have jointly filed and jointly own, with a third party institution, a pending US patent application and a PCT patent application that has been nationalized and is pending in Canada, Europe, and Japan, which patent applications relate to the use of various DNA markers, including one of our detection methods, to detect cancers of the lung, pancreas, esophagus, stomach, small intestine, bile duct, naso-oro-pharyngeal airways, liver, and gall bladder in stool.  As joint owners of these patent applications, both we and the third party institution have the rights provided to joint owners under applicable patent law, including the right to use, transfer, and license the patent rights.

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

The market for colorectal cancer screening is large, approximating 80 million Americans age 50 and above, of which we believe over at least 42 million fail to follow the American Cancer Society’s screening guidelines.  As a result, the colorectal cancer screening market has attracted competitors, some of which have significantly greater resources than we have.  Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as from existing guaic based fecal occult blood testing (FOBT) and improved screening tests such as immunochemical FOBT.  In addition, some companies and institutions are developing serum-based tests, or screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colon cancer.  These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced.  We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

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

In March 2006, Anthony Shuber, our Chief Technology Officer, resigned his employment with us.  Mr. Shuber has been critical to our research and development goals and technology improvements, and there can be no assurance that we will be able to pursue and effectively accomplish our research and development goals without Mr. Shuber.  In addition, in April 2006, Harry W. Wilcox, our Senior Vice President, Chief Financial Officer and Treasurer, resigned his employment with us.  In addition, in October 2006 we reduced our workforce by 21 employees, or 48% of our staff.  Although we are in the process of entering into retention agreements with our remaining officers and employees following the restructuring, if we were to lose any of these remaining officers or key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

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

Our common stock is listed on The NASDAQ Global Market under the symbol “EXAS.”   Factors affecting our stock price may include:

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

Variations in the timing of our future revenue and expenses could also cause significant fluctuations in our operating results from period to period and may result in unanticipated earning shortfalls or losses.  In addition, The NASDAQ Global Market in general, and the market for biotechnology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On July 21, 2006, at our annual meeting of stockholders, the stockholders elected as Class III directors, each to serve for a three-year term, the following individuals: Sally W. Crawford (22,792,442 shares for; 220,787 shares withheld) and Edwin M. Kania (22,715,424 shares for; 298,805 shares withheld).  The term of office for each of Patrick Zenner, Lance Willsey, Connie Mack, III and Don M. Hardison as directors of the Company continued following the annual meeting.

A proposal to ratify Ernst & Young LLP as the Company’s independent auditors for fiscal year 2006 was approved (22,920,952 shares for, 87,755 shares against and 5,520 abstained)

Item 5.  Other Information

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

Item 6.  Exhibits

Exhibit Number	Description
10.1*	Employee Retention Agreement between the registrant and Jeffrey R. Luber dated as of October 23, 2006.
10.2*	Employee Retention Agreement between the registrant and Charles R. Carelli, Jr. dated as of October 23, 2006.
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 9, 2006	By:	/s/ Don M. Hardison
Don M. Hardison
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Jeffrey R. Luber
Jeffrey R. Luber
Senior Vice President, Chief Financial Officer, Treasurer,
General Counsel and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Employee Retention Agreement between the registrant and Jeffrey R. Luber dated as of October 23, 2006.
10.2*	Employee Retention Agreement between the registrant and Charles R. Carelli, Jr. dated as of October 23, 2006.
31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or any compensatory plan, contract or arrangement.