Form 10-Q
period 2009-09-30
EXACT SCIENCES CORP
filed 2009-11-12
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  000-32179

EXACT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	02-0478229
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

441 Charmany Drive, Madison WI	53719
(Address of principal executive offices)	(Zip Code)

(608) 284-5700

(Registrant’s telephone number, including area code)

505 S. Rosa Road, Suite 123, Madison, WI

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

As of November 12, 2009, the registrant had 35,598,690 shares of Common Stock outstanding.

EXACT SCIENCES CORPORATION

Part 1 – Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$22,779	$4,937
Marketable securities	4,165	—
Prepaid expenses and other current assets	405	190
Total current assets	27,349	5,127
Property and Equipment, at cost:
Laboratory equipment	184	174
Office and computer equipment	62	13
Leasehold improvements	13	—
Furniture and fixtures	16	—
	275	187
Less—Accumulated depreciation and amortization	(155)	(111)
	120	76
Patent costs, net of accumulated amortization of $2,820 at December 31, 2008	—	95
Restricted cash	500	600
	$27,969	$5,898
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$203	$683
Accrued expenses	1,158	1,498
Third party royalty obligation	1,000	1,500
Deferred revenue	4,986	1,350
Total current liabilities	7,347	5,031

Third party royalty obligation, less current portion	965	1,950

Deferred revenue	12,408	1,350

Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,595,866 and 27,522,931 shares issued and outstanding at September 30, 2009 and December 31, 2008	355	275
Additional paid-in capital	186,725	169,854
Treasury stock, at cost, 85,550 shares	(97)	(97)
Other comprehensive income	5	—
Accumulated deficit	(179,739)	(172,465)
Total stockholders’ (deficit) equity	7,249	(2,433)
	$27,969	$5,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data-unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product royalty fees	$9	$(1,000)	$27	$(1,787)
License fees	1,247	337	3,487	1,013
Product	—	—	—	16
	1,256	(663)	3,514	(758)
Cost of revenue:
Product royalty fees	5	—	13	1

Gross profit (loss)	1,251	(663)	3,501	(759)

Operating expenses:
Research and development (1)	837	577	2,960	1,964
General and administrative (1)	1,478	1,271	7,884	4,601
Sales and marketing	12	—	52	—
Restructuring (1)	—	539	(3)	532
	2,327	2,387	10,893	7,097

Loss from operations	(1,076)	(3,050)	(7,392)	(7,856)

Interest income	35	36	118	224

Net loss	$(1,041)	$(3,014)	$(7,274)	$(7,632)

Net loss per share - basic and diluted	$(0.03)	$(0.11)	$(0.23)	$(0.28)

Weighted average common shares outstanding - basic and diluted	34,932	27,233	31,902	27,184

(1) Non-cash stock-based compensation expense included in these amounts are as follows:

Research and development	$118	$16	$168	$85
General and administrative	505	246	1,790	707
Restructuring	—	3	—	3

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands-unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(7,274)	$(7,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139	494
Restructuring	—	281
Stock-based compensation	1,958	795
Warrant expense for license fees	1,753	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(215)	20
Amortization of deferred revenue	(3,487)	(1,013)
Accounts payable	(480)	(9)
Accrued expenses	(308)	(1,232)
Third party royalty obligation	(1,485)	1,800
Net cash used in operating activities	(9,399)	(6,496)

Cash flows from investing activities:
Purchases of marketable securities	(17,634)	(3,458)
Maturities of marketable securities	13,474	11,536
Purchases of property and equipment	(88)	(4)
Increase in patent costs and other assets	—	(101)
Net cash (used in) provided by investing activities	(4,248)	7,973

Cash flows from financing activities:
Proceeds from Genzyme Collaboration, License and Purchase Agreement	16,650	—
Proceeds from sale of common stock to Genzyme	6,000	—
Proceeds from sale of common stock, net of issuance costs	8,062	—
Proceeds from exercise of common stock options and stock purchase plan	727	6
Decrease in restricted cash	100	100
Payment to repurchase stock options	(50)	—
Net cash provided by financing activities	31,489	106

Net increase in cash and cash equivalents	17,841	1,583
Cash and cash equivalents, beginning of period	4,937	4,486
Cash and cash equivalents, end of period	$22,778	$6,069

Supplemental disclosure for non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$5	$—
Issuance of 24,430 shares of common stock to fund the Company’s 401(k) matching contribution for 2008	$32	$—
Issuance of 27,660 shares of common stock to fund the Company’s 401(k) matching contribution for 2007	$—	$59

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (“Exact” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer.  The Company’s non-invasive stool-based DNA (sDNA) screening technology includes proprietary and patented methods that isolate and analyze human DNA present in stool to screen for the presence of colorectal pre-cancer and cancer.  Effective April 2, 2009 the Company’s board of directors appointed Kevin T. Conroy as president and chief executive officer, and Maneesh K. Arora as senior vice president and chief financial officer. Prior to joining Exact, Mr. Conroy and Mr. Arora served as president and chief executive officer, and chief financial officer, respectively, of Third Wave Technologies Inc through its sale in July 2008. On August 1, 2009 the Company hired Dr.Graham Lidgard as senior vice president and chief science officer. Dr Lidgard brings more than 3 decades of clinical diagnostic experience to Exact. His experience covers both immunoassay and molecular diagnostics, from pioneering chemiluminescent magnetic particle immunoassay at Ciba Corning, to leading the research and development for the Procleix HIV/HCV blood screening assays , the APTIMA Combo 2 STD assays and the TIGRIS automated nucleic acid Instrument at Gen-Probe. On August 1, 2009 the Company entered into a new employment agreement with Dr. Barry Berger as the Company’s senior vice president and chief medical officer. Dr. Berger is Board Certified in Anatomic Clinical and Cytologic Pathology and has a visiting teaching appoint at Brigham and Women’s Hospital (Boston, MA) and Harvard Medical School. He joined Exact in 1999 as VP of Laboratory Medicine following a long career as the Director of Pathology and Laboratory Medicine for a million member MCO, Harvard Pilgrim Healthcare (Boston, MA).

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the year ended December 31, 2008.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Exact Sciences Securities Corporation, a Massachusetts securities corporation.  All significant intercompany transactions and balances have been eliminated in consolidation. On September 16, 2009 the Company dissolved Exact Sciences Securities Corporation and all intercompany transactions and balances were permanently eliminated.

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

Restricted Cash

At September 30, 2009 and December 31, 2008, $0.5 and $0.6 million, respectively of the Company’s cash was pledged as collateral for an outstanding letter of credit in connection with the lease for the Company’s facility in Marlborough Massachusetts.

Fair Value of Financial Instruments

Financial instruments consist of cash, cash equivalents, marketable securities and accounts payable. Marketable securities are carried at fair value. The estimated fair value of all other financial instruments approximates their carrying values due to their short-term maturity

Marketable Securities

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

At September 30, 2009, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale.  At December 31, 2008, the Company held no marketable securities.  The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  Realized gains for the three and nine months ended September 30, 2009 were $5,464. There were no realized gains or losses on the sale of available-for-sale securities during the nine months ended September 30, 2008. Unrealized gains or losses on investments are recorded in other comprehensive income.

Patent Costs

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life of five years.  Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the three and nine months ended September 30, 2009 should be expensed and not capitalized as the future economic benefit derived from the transactions was indeterminate.

As more fully described in Note 3 below, in connection with the Genzyme Strategic Transaction the Company sold its then-remaining capitalized intellectual property to Genzyme on January 27, 2009, and accordingly, wrote off the remaining unamortized capitalized patent costs at that time. There are no capitalized patent costs recorded in the Company’s financial statements as of September 30, 2009.

The following table summarizes activity with respect to the Company’s capitalized patents for the nine months ended September 30, 2009 and 2008.  Amounts included in the table are in thousands.

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2009	2008

Patents, net of accumulated amortization, Beginning of period	$95	$432

Patent costs capitalized	—	101
Amortization of patents	—	(67)
Write-offs of patents	(95)	(253)

Patents, net of accumulated amortization, End of period	$—	$213

Net Loss Per Share

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2009	2008
Shares issuable upon exercise of stock options	6,271	3,685
Shares issuable upon exercise of outstanding warrants	1,250	—
	7,521	3,685

Accounting for Stock-Based Compensation

In accordance with GAAP, the Company requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values.

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

In addition, Genzyme paid $2.00 per share for the 3,000,000 shares of common stock purchased from the Company on January 27, 2009, representing a premium of $0.51 per share above the closing price of the Company’s common stock on that date of $1.49 per share.  The aggregate premium paid by Genzyme over the closing price of the Company’s common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement.  Accordingly, the Company deferred the aggregate $1.53 million premium and will amortize that amount on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014.  The Company recognized approximately $0.9 million and $2.5 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three and nine months ended September 30, 2009.

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

Comprehensive Loss

Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Net loss	$(1,041)	$(3,014)	$(7,274)	$(7,632)
Unrealized gain on marketable securities	(33)	(1)	5	(23)
Comprehensive loss	$(1,074)	$(3,015)	$(7,269)	$(7,655)

(3) GENZYME STRATEGIC TRANSACTION

Transaction summary

On January 27, 2009, the Company entered into a Collaboration, License and Purchase Agreement (the “CLP Agreement”) with Genzyme Corporation (“Genzyme”).  Pursuant to the CLP Agreement, the Company (i) assigned to Genzyme all of its intellectual property applicable to the fields of prenatal and reproductive health (the “Transferred Intellectual Property”), (ii) granted Genzyme an irrevocable, perpetual, exclusive, worldwide, fully-paid, royalty-free license to use and sublicense all of the Company’s remaining intellectual property (the “Retained Intellectual Property”) in the fields of prenatal and reproductive health (the “Genzyme Core Field”), and (iii) granted Genzyme an irrevocable, perpetual, non-

exclusive, worldwide, fully-paid, royalty-free license to use and sublicense the Retained Intellectual Property in all fields other than the Genzyme Core Field and other than colorectal cancer detection and stool-based disease detection (the “Company Field”).  Following the Genzyme Transaction, Exact retains rights in its intellectual property to pursue only the fields of colorectal cancer detection and stool-based detection of any disease or condition.  As part of the transaction on January 27, 2009, the Company entered into an Assignment, Sublicense, Consent and Eighth Amendment (the “JHU Amendment”) to License Agreement with Genzyme and The Johns Hopkins University (“JHU”) (collectively, with the licenses and assignment described herein, the “Genzyme Strategic Transaction”), whereby the Company assigned its rights under the license agreement between the Company and JHU dated March 25, 2003, as amended (the “JHU Agreement”) to Genzyme. Pursuant to the JHU Amendment, Genzyme sublicensed to the Company the intellectual property subject to the JHU Agreement for colorectal cancer detection and stool-based disease detection, including the BEAMing technology for the detection of colorectal cancer.  Under the JHU Amendment, the Company and Genzyme will share in the royalty and annual payment obligations to JHU.

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

Pursuant to the Genzyme Strategic Transaction, Genzyme agreed to pay an aggregate of $18.5 million to the Company, of which $16.65 million was paid at closing and $1.85 million (the “Holdback Amount”) is subject to a holdback by Genzyme to satisfy certain potential indemnification obligations of the Company. Subject to the terms and conditions of the CLP Agreement, one-half of the Holdback Amount will be released to the Company in January 2010and one-half will be released in July 2010.  Genzyme also agreed to pay a double-digit royalty to the Company on income received by Genzyme as a result of any licenses or sublicenses to third parties of the Transferred Intellectual Property or the Retained Intellectual Property in any field other than the Genzyme Core Field or the Company Field.

The Company’s on-going performance obligations to Genzyme under the CLP, including the obligation to deliver certain intellectual property improvements to Genzyme during the initial five year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing.  Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight line basis into the License Fee Revenue line item in its statements of operations over the initial five year collaboration period.  Receipt of any Holdback Amounts will similarly be deferred and amortized on a straight line basis into the License Fee Revenue line item in the Company’s statements of operations over the remaining term of the collaboration at the time of receipt.

In addition, the Company entered into a Common Stock Subscription Agreement with Genzyme (the “Purchase Agreement”) on January 27, 2009, which provided for the private issuance and sale to Genzyme of 3,000,000 shares (the “Shares”) of the Company’s common stock, $0.01 par value per share (“Common Stock”), at a per share price of $2.00, for an aggregate purchase price of $6.0 million.  The price paid by Genzyme for the Shares represented a premium of $0.51 per share above the closing price of the Company’s common stock on that date of $1.49 per share.  The aggregate premium paid by Genzyme over the closing price of the Company’s common stock on the date of the transaction of $1.53 million is included as a part of the total consideration for the CLP.  Accordingly, the Company deferred the aggregate $1.53 million premium and is amortizing that amount on a straight line basis into the License Fee Revenue line item in the Company’s statements of operations over the initial five-year collaboration period.  The Company recognized approximately $0.9 million and $2.5 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three and nine months ended September 30, 2009.

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

Warrants

The warrants granted to MAYO were valued based on a Black-Scholes pricing model at the date of the grant. The warrants were granted with an exercise price of $1.90 per share of common stock. The grant to purchase 1,000,000 shares was immediately exercisable and the grant to purchase 250,000 shares vests and becomes exercisable over a four year period. The total value of the warrants was calculated to be $2.1 million and a non-cash charge of $1.7 million was recognized as research and development expense in the second quarter of 2009 and the remaining $0.4 million non-cash charge will be recognized straight-line over the four year vesting period. The assumptions for the Black-Scholes pricing model are represented in the table below.

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

Other Payments

Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical, and a $500,000 payment upon FDA approval of the Company’s cancer screening test. The upfront payment of $80,000 was made in the third quarter of 2009.  In addition, the Company will pay a minimum of $659,516 to MAYO over the next 12 months for research and development efforts.

(5) CHANGES IN SENIOR MANAGEMENT AND EMPLOYMENT AGREEMENTS

Former Chief Executive Officer and Former Chief Financial Officer

Effective April 2, 2009, Jeffrey R. Luber resigned as the Company’s President and Chief Executive Officer and member of the Company’s Board of Directors, and Charles R. Carelli, Jr. resigned as the Company’s Chief Financial Officer.  Mr. Carelli remained employed by the Company as a non-executive employee through April 30, 2009. The expenses related to these departures were recorded in the quarter ended March 31, 2009.

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

In connection with the repurchase of options from Messrs. Luber and Carelli, the Company recorded non-cash stock-based compensation charges of approximately $0.2 million in the quarter ended March 31, 2009.  In addition, the Company recorded non-cash stock-based compensation charges of approximately $60,000 in the quarter ended March 31, 2009 in connection with modifications in vesting and period of exercise for options being retained by Messrs. Luber and Carelli.

A summary of options repurchased from Mr. Luber and options retained subsequent to Mr. Luber’s termination is below.

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

A summary of options repurchased from Mr. Carelli and options retained subsequent to Mr. Carelli’s termination is below.

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

(6) CONTINGENCIES

Third Party Royalty Obligation

Pursuant to the terms of the Second Amendment to the Company’s license agreement with LabCorp, the Company is obligated to reimburse LabCorp for certain third-party royalty payments if LabCorp’s third-party royalty rate is greater than a specified royalty rate during the measurement period, as outlined in the table below.  During the quarter ended March 31, 2009, the Company paid LabCorp approximately $1.5 million related to its obligation for the first measurement period, which ended on December 31, 2008.  The Company’s future obligation to pay LabCorp pursuant to this provision of the Second Amendment is based on LabCorp’s sales volumes of colorectal cancer screening tests using the Company’s technology during two separate measurement periods, as defined below.  A significant increase in such sales volumes during either measurement period, as compared to historical PreGen-Plus sales volumes, could reduce the Company’s potential obligation during such measurement period, while test volumes consistent with historical PreGen-Plus sales levels could result in aggregate future payments to LabCorp totaling up to $2.0 million during the remaining measurement periods.  Until LabCorp’s sales of colorectal cancer screening tests using the Company’s technology increase to a level that would reduce this potential maximum obligation, if ever, the Company intends to record its estimated obligation under this provision of the Second Amendment as a reduction in the product royalty fee line item in its consolidated statements of operations.  Based on sales volumes of PreGen-Plus through June 1, 2008 (when LabCorp ceased selling this service) and anticipated sales volumes of ColoSure, as of March 31, 2009, the Company had accrued a total of $1.97 million related to the total potential $2.0 million remaining obligation to LabCorp.  The Company recorded charges of $2.25 million and $1.2 million during the years ended December 31, 2008 and 2007, respectively, in connection with this third-party royalty obligation.  These charges were recorded under the caption “Product royalty fees” in the Company’s consolidated statements of operations.  Future increases in this obligation, to the extent necessary, will continue to be recorded as charges to the product royalty revenue line item of the Company’s consolidated statements of operations. Amounts included in the table are in thousands.

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

In connection with the 2008 Restructuring, the Company recorded restructuring charges of approximately $0.5 million during the three months ended September 30, 2008, including $0.2 million in one-time termination benefits arising under retention and severance agreements with each of the terminated employees and $0.3 million resulting from the write-off of leasehold improvements abandoned by the Company in connection with the reduction in force.  The Company’s decision to eliminate 67% of its workforce was deemed to be an impairment indicator.  As a result of performing the impairment evaluations, non-cash asset impairment charges of $0.3 million were recorded to adjust the carrying value of the related leasehold improvements to their net realizable value.

In addition, in connection with the 2008 Restructuring, the Company accelerated the vesting of 15,523 shares under terminated employees’ previously unvested stock options, with a weighted average exercise price of $2.65 per share, and extended the expiration date of all the terminated employees’ outstanding options as of their date of termination, covering an aggregate of 181,828 shares with a weighted average exercise price of $4.50 per share, through August 1, 2009. Due to the nature of the transaction, the Company recorded one-time non-cash stock-based compensation charges of approximately $3,000 in the “Restructuring” line item of the Company’s condensed consolidated statements of operations during the quarter ended September 30, 2008.

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

Amounts remaining in the 2008 Restructuring accrual at September 30, 2009, which are expected to be paid out in cash through July 2010, are recorded under the caption “Accrued expenses” in the Company’s condensed consolidated balance sheets.  The following table summarizes changes made to the restructuring accrual during the nine months ended September 30, 2009 relating to the 2008 Restructuring.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	September 30,
Type of Liability	2008	Charges	Payments	2009
Employee separation costs	$16	$(2)	$(14)	$—
Facility consolidation costs	165	(1)	(74)	90
Total	$181	$(3)	$(88)	$90

The following table summarizes changes made to the restructuring accrual during the nine months ended September 30, 2008 relating to the 2008 Restructuring.  Amounts included in the table are in thousands.

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

Amounts remaining in the 2007 Restructuring accrual at September 30, 2009, which are expected to be paid out through July 2010, are recorded under the caption “Accrued expenses” in the Company’s condensed consolidated balance sheets.  The following table summarizes the 2007 Restructuring activities during the nine months ended September 30, 2009.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	September 30,
Type of Liability	2008	Charges	Payments	2009
Employee separation costs	$—	$—	$—	$—
Facility consolidation costs	161	—	(69)	92
Total	$161	$—	$(69)	$92

The following table summarizes the 2007 Restructuring activities during the nine months ended September 30, 2008.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	September 30,
Type of Liability	2007	Charges	Payments	2008
Employee separation costs	$224	$(7)	$(217)	$—
Facility consolidation costs	268	—	(84)	184
Total	$492	$(7)	$(301)	$184

(8) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 1995 Stock Option Plan (“1995 Option Plan”), the 2000 Stock Option and Incentive Plan (“2000 Option Plan”) and the 2000 Employee Stock Purchase Plan.

Stock-Based Compensation Expense

The Company recorded $0.6 million and $2.0 million in stock-based compensation during the three and nine months ended September 30, 2009, respectively, in connection with the amortization of restricted common stock awards and stock options granted to employees, non-employee directors and non-employee consultants as well as the modification of certain stock options.  The Company recorded $0.3 million and $0.8 million, respectively, in stock-based compensation during the three and nine months ended September 30, 2008 in connection with the amortization of awards of common stock, restricted common stock and stock options granted to employees, non-employee directors and non-employee consultants, as well as stock-based compensation expense of $32,000 related to the Company’s 2008 401(k) match.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  The Company did not estimate forfeitures for awards prior to 2009 because all such share based awards vest monthly. Awards granted in 2009 that vest annually are all expected to vest and no forfeiture rate was utilized. The Company does not have significant history to calculate a forfeiture rate for awards that vest annually and the Company’s best estimate is that all of these awards will vest.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Option Plan Shares
Risk-free interest rates	2.31%	3.02%	1.76% - 2.54%	2.80% - 3.02%
Expected term (in years)	6	6	6	6
Expected volatility	92%	75%	85% - 92%	70% - 75%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$2.08	$0.48	$0.80	$1.10

Stock Option and Restricted Stock Activity

A summary of stock option and restricted stock activity under the 1995 Option Plan and the 2000 Option Plan during the nine months ended September 30, 2009 is as follows:

		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2009	3,703,899	$3.99	4.9
Granted	5,196,127	$1.08
Exercised	(516,585)	$1.41
Cancelled or redeemed	(2,112,888)	$4.41
Outstanding, September 30, 2009	6,270,553	$1.65	8.8	$9,722

Exercisable, September 30, 2009	999,633	$4.55	5.2	$408

Vested and expected to vest, September 30, 2009	6,270,553	$1.65	8.8	$9,722

(1) The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $2.78 market price of the Company’s common stock at September 30, 2009.

The table above includes outstanding restricted stock awards of 401,127 shares as of September 30, 2009 reflected as options with an exercise price of $0.  The Company granted 401,127 shares of common stock pursuant to restricted stock awards during the nine months ended September 30, 2009.  There were 139,054 common stock awards that vested and were no longer subject to restriction during the nine months ended September 30, 2009.

As of September 30, 2009, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.0 years.

(9) FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued authoritative guidance which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy.   The fair value hierarchy established prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy established are as follows:

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

The following table presents the Company’s fair value measurements as of September 30, 2009 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).  Amounts in the table are in thousands.

		Fair Value Measurement at September 30, 2009 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$22,779	$22,779	$—	$—
Available-for-Sale
Marketable Securities	4,165	650	3,515	—
Total	$26,944	$23,429	$3,515	$—

(10) EQUITY FINANCING

On June 11, 2009, the Company completed a private placement transaction pursuant to which the Company sold 4,315,792 shares of common stock at a per share price of $1.90 for net proceeds of $8.1 million after issuance costs. Management intends to use the proceeds to fund future research and development efforts.

(11) NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification 105, “Generally Accepted Accounting Principles.”  FASB ASC 105 approved the FASB Accounting Standards Codification (“ASC”) as the source of authoritative nongovernmental GAAP.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered nonauthoritative. FASB ASC 105 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Accordingly, all references to accounting standards have been conformed to the new ASC hierarchy.

On April 9, 2009, the FASB issued FASB ASC 825 “Financial Instruments” and FASB ASC 270 “Interim Reporting.” FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.   FASB ASC 825 also amends FASB ASC 270, “Interim Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results. See Note 2 for further information.

On May 28, 2009, the FASB issued FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results. See Note 12 for further information

In September 2009, the EITF issued their final consensus for EITF Issue 08-1 (EITF 08-1), Revenue Arrangements with Multiple Deliverables, as codified in ASC 605, Revenue Recognition.  When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, EITF Issue 08-1 will require the Company to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation. The new guidance is effective for fiscal years beginning after June 15, 2010. The adoption of this accounting pronouncement is not expected to have a material effect on the determination or reporting of our financial results.

(12) SUBSEQUENT EVENTS

During November 2009, the Company entered into a loan agreement with the Wisconsin Department of Commerce pursuant to which the Wisconsin Department of Commerce agreed to lend up to $1 million to the Company subject to the Company’s satisfaction of certain conditions. The terms of the loan are such that portions of the loan become forgivable if the Company meets certain job creation requirements. The loan bears an interest rate of 2%, which is subject to increase if the Company does not meet certain job creation requirements. Both principal and interest payments under the loan agreement are deferred for five years.

During November 2009, the Company entered into a five year lease for a 17,500 sq. ft. laboratory and office facility in Madison, Wisconsin. See the table below for future commitments under the lease agreement. Amounts in the table are in thousands.

Calendar	Minimum
Year	Lease Payments
2009	$44
2010	264
2011	270
2012	277
2013	284
Thereafter	241
Total	$1,380

During October 2009, the Company entered into a technology license agreement with Hologic, Inc. and Third Wave Technologies, Inc., a wholly-owned subsidiary of Hologic (collectively referred to as “Hologic”).  Under the license agreement, Hologic granted the Company an exclusive, worldwide license within the field of human stool based colorectal cancer and pre-cancer detection or identification with regard to certain Hologic patents and improvements, including Hologic’s Invader detection chemistry.  The Invader chemistry, which is being commercialized by Third Wave Technologies, is a highly accurate, easy-to-use and rapid molecular detection platform that is easily combined with polymerase chain reaction, or PCR.  Under the license agreement, the Company is obligated to make commercially reasonable efforts to bring products covered by the licenses to market. In addition, the Company is required to make certain up-front, milestone and royalty payments to Hologic.  The license agreement requires the Company to pay Hologic specified royalties based on sales of products or services covered by the licensed intellectual property.

We have evaluated and disclosed subsequent events through November 12, 2009, our filing date, as necessary.

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

Overview

Exact Sciences Corporation is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer.  Our non-invasive stool-based DNA (sDNA) screening technology includes proprietary and patented methods that isolate and analyze human DNA present in stool to screen for the presence of colorectal pre-cancer and cancer.  We believe that our proprietary methods and technologies have several advantages over other screening options that may ultimately lead to decreased mortality associated with colorectal cancer, which is the third leading cause of cancer death overall, the second leading cause of death from cancers that affect both men and women, and the leading cause of cancer death among non-smokers in the United States.

The American Cancer Society estimates that 80-90 million people in the United States are eligible for colorectal cancer screening.  The Company will approach this market opportunity by remaining focused on key priorities.  The Company’s priorities for 2009 are: 1) product development, 2) clinical trial planning and 3) creating a performance culture. Currently, we license certain of our colorectal cancer screening technologies on an exclusive basis in the U.S. and Canada through December 2010 to Laboratory Corporation of America® Holdings, or LabCorp®.  LabCorp has developed and commercially offers a non-invasive sDNA colorectal cancer screening service for the average-risk population, which is based on certain of our technologies.

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

We have generated limited operating revenues since inception and, as of September 30, 2009, we had an accumulated deficit of approximately $179.7 million.  Losses have historically resulted from costs incurred in conjunction with research, development and clinical study initiatives; salaries and benefits associated with the hiring of personnel; the initiation of marketing programs; and prior to August 31, 2007, the build-out of our sales infrastructure to support the commercialization of SDNA screening.  We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

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

On August 1, 2009 the Company hired Dr.Graham Lidgard as Senior Vice President and Chief Science Officer. Dr Lidgard brings more than 3 decades of clinical diagnostic experience to Exact. His experience covers both immunoassay and molecular diagnostics, from pioneering chemiluminescent magnetic particle immunoassay at Ciba Corning to leading the research and development for the Procleix HIV/HCV blood screening assays , the APTIMA Combo 2 STD assays and the TIGRIS automated nucleic acid Instrument at Gen-Probe.

On August 1, 2009 the Company entered into a new employment agreement with Dr. Barry Berger as the Company’s Senior Vice President and Chief Medical Officer. Dr. Berger is Board Certified in Anatomic Clinical and Cytologic Pathology and has a visiting teaching appoint at Brigham and Women’s Hospital (Boston, MA) and Harvard Medical School. He joined Exact sciences in 1999 as VP of Laboratory Medicine following a long career as the Director of Pathology and Laboratory Medicine for a million member MCO, Harvard Pilgrim Healthcare (Boston, MA).

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

Genzyme agreed to pay us an aggregate of $18.5 million, of which $16.65 million was paid at closing and $1.85 million is subject to a holdback by Genzyme to satisfy certain of our potential indemnification obligations. Subject to terms of the strategic agreement, one-half of the holdback amount will be released to us in January 2010 and one-half will be released in July 2010. Genzyme also agreed to pay a double-digit royalty to us on income received by Genzyme as a result of any licenses or sublicenses to third parties of the assigned or licensed intellectual property in any field other than prenatal and reproductive health or colorectal cancer detection and stool-based disease detection.

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

The notes to our consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  As described below, we believe that the following accounting policies and judgments are critical to fully understand and evaluate our reported financial results.

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

In addition, Genzyme paid $2.00 per share for the 3.0 million shares purchased from us on January 27, 2009, representing a premium of $0.51 per share above the closing price of the Company’s common stock on that date of $1.49 per share.  The aggregate premium paid by Genzyme over the closing price of our common stock on the date of the transaction of $1.53 million was deemed to be a part of the total consideration for the CLP Agreement.  Accordingly, we deferred the aggregate $1.53 million premium and will amortize that amount on a straight line basis into revenue over the initial five year collaboration period ending in January 2014.  We recognized approximately $2.5 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the nine months ended September 30, 2009.

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

Patent Costs.  Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if we determine that there is some probable future economic benefit derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life of five years.  Capitalized patent costs are expensed upon disapproval, upon a decision by us to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to us. We determined that all patent costs incurred during the three and nine months ended September 30, 2009  should be expensed and not be capitalized as the future economic benefit derived from the transactions was indeterminate. In connection with the Genzyme Strategic Transaction, we sold our then-remaining capitalized intellectual property to Genzyme on January 27, 2009, and accordingly, wrote off the remaining unamortized capitalized patent costs at that time.

Stock-Based Compensation.  All stock-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), are recognized in the financial statements based on their fair values.

Critical Accounting Estimate - Third Party Royalty Obligation

Pursuant to the terms of the Second Amendment to our license agreement with LabCorp, we are obligated to reimburse LabCorp for certain third-party royalty payments if LabCorp’s third-party royalty rate is greater than a specified royalty rate during the measurement period, as outlined in the table below.  During the quarter ended March 31, 2009, we paid LabCorp approximately $1.5 million related to our obligation for the first measurement period, which ended on December 31, 2008.  Our future obligation to pay LabCorp pursuant to this provision of the Second Amendment is based on LabCorp’s sales volumes of colorectal cancer screening tests using our technology during two separate measurement periods, as defined below.  A significant increase in such sales volumes during either measurement period, as compared to historical PreGen-Plus sales volumes, could reduce our potential obligation during such measurement period, while test volumes consistent with historical PreGen-Plus sales levels could result in aggregate future payments to LabCorp totaling up to $2.0 million during the remaining measurement periods.  Until LabCorp’s sales of colorectal cancer screening tests using our technology increase to a level that would reduce this potential maximum obligation, if ever, we intend to record our estimated obligation under this provision of the Second Amendment as a reduction in the product royalty fee line item in our statements of operations.  Based on sales volumes of PreGen-Plus through June 1, 2008 (when LabCorp ceased selling this service) and anticipated sales volumes of ColoSure, as of September 30, 2009, we have accrued a total of $1.97 million related to the total potential $2.0 million remaining obligation to LabCorp.  Amounts included in the table are in thousands.

			Potential	Potential
			Minimum	Maximum
			Third Party	Third Party
		Payment Due Date	Royalty	Royalty
Measurement period	Measurement period	for Measurement	Obligation During	Obligation During
Start Date	End Date	Period	Measurement Period	Measurement Period
January 1, 2009	December 31, 2009	January 30, 2010	$—	$1,000
January 1, 2010	December 31, 2010	January 30, 2011	—	1,000
			$—	$2,000

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification 105, “Generally Accepted Accounting Principles.”  FASB ASC 105 approved the FASB Accounting Standards Codification (“ASC”) as the source of authoritative nongovernmental GAAP.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered nonauthoritative. FASB ASC 105 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Accordingly, all references to accounting standards have been conformed to the new ASC hierarchy.

On April 9, 2009, the FASB issued FASB ASC 825 “Financial Instruments” and FASB ASC 270 “Interim Reporting.” FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.   FASB ASC 825 also amends FASB ASC 270, “Interim Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results. See Note 2 to the accompanying financial statements for further information.

On May 28, 2009, the FASB issued FASB ASC 855, “Subsequent Events” (“FASB ASC 855”). FASB ASC 855 establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results. See Note 12 to the accompanying financial statements for further information

 In September 2009, the EITF issued their final consensus for EITF Issue 08-1 (EITF 08-1), Revenue Arrangements with Multiple Deliverables, as codified in ASC 605, Revenue Recognition. When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, EITF Issue 08-1 will require the Company to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation. The new guidance is effective for fiscal years beginning after June 15, 2010. The adoption of this accounting pronouncement is not expected to have a material effect on the determination or reporting of our financial results.

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

Net revenue increased to $1.3 million for the three months ended September 30, 2009, from ($0.7) million for the same period in 2008 and increased to $3.5 million for the nine months ended September 30, 2009 from ($0.8) million for the same period in 2008.  The increase in net revenue for the three and nine months ended September 30, 2009 when compared to the same periods of 2008, was primarily due to an increase of approximately $0.9 million and $2.5 million, respectively, for the three and nine months ended September 30, 2009 in license fee amortization as a direct result of the commencement of amortization of the upfront payment received from Genzyme in January 2009.  In addition, product royalty revenues were higher for the three months and nine months ended September 30, 2009 when compared to the same period in 2008 due to product royalty revenue charges of $1.0 million and $1.8 million recorded during the three months and nine months ended September 30, 2008.  These charges related to our third-party royalty reimbursement obligation to LabCorp, and resulted in negative product royalty revenue for the three and nine months ended September 30, 2008.

Research and development expenses.  Research and development expenses increased to $0.8 million for the three months ended September 30, 2009 from $0.6 million for the three months ended September 30, 2008, and increased to $3.0 million for the nine months ended September 30, 2009 from $2.0 million for the nine months ended September 30, 2008.  The increase for the three months ended September 30, 2009 was primarily due to an increase in stock based compensation of $0.1 million when compared to the same period in 2008. The increase for the nine months ended September 30, 2009 is primarily due to the $1.8 million non-cash charge incurred as a result of the issuance of warrants pursuant to the Mayo licensing agreement and a decrease of $0.8 million in general research and development expenses when compared to the same time period in 2008.

As a result of the activities anticipated in support of our objectives toward developing an FDA-approved in vitro diagnostic test, we expect research and development costs in 2009 to continue to be higher than 2008 levels.

General and administrative expenses.  General and administrative expenses increased to $1.5 million for the three months ended September 30, 2009, compared to $1.3 million for the same period in 2008.  The increase is primarily due to a $0.3 million increase in non-cash stock-based compensation expense included in general and administrative expense in the quarter ended September 30, 2009 when compared to the same time period in 2008.

General and administrative expenses increased to $7.9 million for the nine months ended September 30, 2009, compared to $4.6 million for the same period in 2008.  This increase was primarily the result of $1.9 million in transaction costs related to the Genzyme strategic transaction in January 2009, including legal, audit, and investment banking fees as well as approximately $0.8 million in retention bonus payments made to employees pursuant to board-approved retention agreements. Non-cash stock-based compensation expense included in general and administrative expense for the nine months ended September 30, 2009 also increased by $1.1 million compared to the same period in 2008.  In addition, there was an increase in other G&A expenses of $0.3 million when compared to the same period in 2008 primarily due to an increase in professional fees during the first quarter of 2009.

We expect general and administrative expenses in 2009 to continue to to be higher than 2008 levels, primarily as a result of professional fees in connection with the Genzyme strategic transaction and the transition of our senior management team as described above.

Interest income.  Primarily as a result of increased cash and investment balances offset by less favorable interest rates on investments held, interest income slightly decreased to $35,000 for the three months ended September 30, 2009 from $36,000 for the same period in 2008. The decrease to $118,000 for the nine months ended September 30, 2009 from $224,000 for the same period in 2008 was primarily due to less favorable interest rates on investments held.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, cash received from LabCorp in connection with our license agreement, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction described above.  On June 11, 2009, we completed a private placement transaction pursuant to which we sold 4,315,792 shares of common stock at a per share price of $1.90 for net proceeds of $8.1 million after issuance costs.  As of September 30, 2009, we had approximately $22.8 million in unrestricted cash and cash equivalents, $0.5 million in restricted cash, which has been pledged as collateral for an outstanding letter of credit in connection with the lease for our Marlborough, Massachusetts facility, and approximately $4.2 million in investments in marketable securities.  All of our investments in marketable securities are comprised of fixed income investments and all are deemed available-for-sale.

Net cash used in operating activities was $9.4 million for nine months ended September30, 2009 as compared to $6.5 million for the nine months ended September 30, 2008.  The principal use of cash in operating activities for the nine months ended September 30, 2009 and 2008 was to fund our net loss.  The increase in net cash used in operating activities for the nine months ended September 30, 2009 as compared to the same period in 2008, was primarily due to the payment of the $1.5 million to LabCorp to satisfy our third party royalty obligation for 2008, one-time transaction payments for professional fees in connection with the Genzyme strategic transaction of approximately $1.1 million, one time retention bonus payments to employees pursuant to board-approved retention payments of approximately $0.8 million, and one-time severance payments of approximately $0.8 million to former executives, each as described elsewhere in this report.  Cash flows from operations can vary significantly due to various factors, including changes in our operations, prepaid expenses, accounts payable and accrued expenses.

Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2009 and represented the investment of a portion of the funds received in January 2009 from the Genzyme strategic transaction.    Net cash provided by investing activities was $8.0 million for the nine months ended September 30, 2008 and primarily resulted from the maturity of marketable securities.  Purchases of property and equipment were not material during the nine months ended September 30, 2009 and 2008.  As a result of the cash received in January 2009 in connection with the Genzyme strategic transaction, and based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment during 2009 will be higher than amounts invested in 2008.

Net cash provided by financing activities was $31.5 million for the nine months ended September 30, 2009 and was comprised primarily of the receipt of $22.6 million of cash in connection with the Genzyme strategic transaction and net proceeds after issuance costs of $8.1 million from the issuance of common stock in our June 2009 private placement transaction.  In addition cash inflows from stock option exercises were $0.7 million during this time period. We also paid $50,000 to repurchase outstanding options from former executives as described elsewhere in this report.

We expect that cash, cash equivalents and marketable securities on hand at September 30, 2009 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  This projection is based on our currently anticipated cost structure and operating assumptions and does not provide for the full funding of our current strategic plan, the centerpiece of which is the commercialization of our sDNA technology through completion of the development of an FDA-approved in vitro diagnostic test for sDNA colorectal pre-cancer and cancer screening.  We do not expect that product royalty payments or milestone payments from LabCorp will materially supplement our liquidity position in the next twelve months, if at all.  Since we have no current sources of material ongoing revenue, we believe that we will need to raise additional capital to complete our strategic plan.  If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back operations.  Even if we successfully raise sufficient funds to continue the implementation of our strategic plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

Other than the factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2008 Form 10-K.

Other companies may develop and market novel or improved methods for detecting colorectal cancer, which may make our technologies less competitive, or even obsolete.

The market for colorectal cancer screening is large, approximating 89 million Americans age 50 and above, of which we believe approximately one-half fail to strictly follow the ACS’s screening guidelines for colorectal cancer. As a result, the colorectal cancer screening market has attracted competitors, some of which have significantly greater resources than we have. Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a procedure being performed in which a radiologist views the inside of the colon through a scanner, as well as from existing guaic-based FOBT, and improved screening tests such as immunochemical FOBT. In addition, some companies and institutions are developing serum-based tests, or screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colon cancer. For example, it is our understanding that Epigenomics AG is currently conducting a large multi-center study to demonstrate the performance of its blood-based screening test for colorectal cancer.  Additionally, we understand OncoMethylome Sciences is in the process of enrolling patients for a large blood-based colorectal cancer screening trial.  These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

Item 4. Submission of Matters to a Vote of Security Holders

On July 17, 2009, at our annual meeting of stockholders, the stockholders elected as Class III directors, each to serve for a three-year term, the following individuals: Sally W. Crawford (21,905,152 shares for; 2,021,536 shares withheld) and Edwin M. Kania (22,295,418 shares for; 1,631,270 shares withheld).  The term of office for each of James Connelly, Kevin T. Conroy, Connie Mack, III, Katherine Napier, Lance Willsey, MD and Patrick J. Zenner as directors of the Company continued following the annual meeting.

Item 5. Other Information.

Loan Agreement with the Wisconsin Department of Commerce

On November 10, 2009, we entered into a loan agreement (the “Loan Agreement”) with the Wisconsin Department of Commerce.  Under the Loan Agreement, the Wisconsin Department of Commerce agreed to lend us up to $1 million subject to our satisfaction of certain conditions.  We expect to draw down the full amount available under the Loan Agreement at a closing expected to take place during the fourth quarter of 2009.

The term of the Loan Agreement ends October 1, 2019 and payments of principal and accrued interest on any amounts advanced under the Loan Agreement will be made in 59 equal monthly payments beginning November 1, 2014.  Amounts advanced under the Loan Agreement will accrue interest at an annual rate of two percent provided this interest rate may be increased up to a maximum of six percent if we do not create at least 68 full-time positions in Madison, Wisconsin by June 30, 2015.

If we create at least 100 full-time positions in Madison, Wisconsin by June 30, 2015, and are otherwise in compliance with the Loan Agreement, the principal balance we owe will be subject to forgiveness at a rate equal to $5,405 for each full-time position created.

Lease Agreement with University Research Park

On November 11, 2009,we entered into a lease agreement (the “Lease Agreement”) with University Research Park Incorporated (“University Research Park”).  Under the Lease Agreement, we leased from University Research Park approximately 17,500 square feet of space for a five-year term beginning on November 1, 2009 (the “Term”).  We will use the space for general office, laboratory, and storage purposes.  In addition, we have the option to extend the Term for one period of five (5) years.  The annual rent for the first year is $262,500.00 and will increase 2.5% each year during the Term.

Item 6.  Exhibits

Exhibit Number	Description

10	Employment Agreement by and between Graham Lidgard and the Company dated as of August 1, 2009.

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exact SCIENCES CORPORATION

Date: November 12, 2009	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Authorized Officer)

Date: November 12, 2009	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10	Employment Agreement by and between Graham Lidgard and the Company dated as of August 1, 2009.

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.