Form 10-K
period 2009-12-31
EXACT SCIENCES CORP
filed 2010-03-12
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-32179

EXACT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	02-0478229 (IRS Employer Identification No.)
441 Charmany Drive, Madison, WI (Address of principal executive offices)	53719 (Zip Code)

Registrant's telephone number, including area code: (608) 284-5700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $87,355,000 (based on the closing price of the Registrant's Common Stock on June 30, 2009 of $2.65 per share).

        The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 11, 2010 was 35,832,021.

DOCUMENT INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

EXACT SCIENCES CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2009

i

PART I

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange and Exchange Act of 1934, as amended, that are intended to be covered by the "safe harbor" created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as "believe," "expect," "may," "will," "should," "could," "seek," "intend," "plan," "estimate," "anticipate" or other comparable terms. Forward-looking statements in this Annual Report on Form 10-K may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, expected license fee revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this report. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward -looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.    Business

  Overview

        Exact Sciences Corporation is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer. We have exclusive intellectual property protecting our non-invasive, molecular screening technology for the detection of colorectal cancer.

        Our primary goal is to become the market leader for a patient-friendly diagnostic screening product for the early detection of colorectal pre-cancer and cancer. Our strategic roadmap to achieve this goal includes the following key components:

  •
  develop and refine our non-invasive stool-based (sDNA) colorectal pre-cancer and cancer screening test;

  •
  advance our product through U.S. Food and Drug Administration, or FDA, clinical trials;

  •
  secure insurance coverage and reimbursement for our product; and

  •
  commercialize an FDA-cleared product that detects colorectal pre-cancer and cancer.

        Our current focus is on the commercial development and seeking U.S. Food and Drug Administration (FDA) clearance and approval of our stool-based DNA (sDNA) colorectal cancer screening product. We believe obtaining FDA approval is critical to building broad demand and successful commercialization for our sDNA colorectal cancer screening technologies. As part of our product development efforts, we are exploring the marker combinations and platform requirements necessary for optimal performance of our technology based on market need. Objectives around performance, throughput and cost are among the elements that will need to be met in the design and development of a commercial product based on our technology.

        Colorectal cancer is the third leading cause of cancer death overall, the second leading cause of death from cancers that affect both men and women in the United States, and the leading cause of cancer death among non-smokers. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps, or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Accordingly, the American Cancer Society, or ACS, recommends that all people age 50 and older undergo regular colorectal cancer screening. Of the more than 89 million people in the United States for whom routine colorectal cancer screening is recommended, only 25 percent have been screened according to current guidelines. It is estimated that about one-half of those who should be, have never been screened at all. We believe that this large population of unscreened and inadequately screened patients represents an opportunity to reduce colorectal cancers deaths and the health care costs associated with colorectal cancer.

        Professional colorectal cancer screening guidelines in the United States, including those of the ACS, the American College of Gastroenterology, and the American Gastroenterological Association, recommend regular screening by a variety of methods. Historically, these recommendations consisted of colonoscopy, flexible sigmoidoscopy and fecal occult blood testing, or FOBT, as well as combinations of some of these methods. On March 5, 2008, the ACS and the U.S. Multi-Society Task Force on Colorectal Cancer, or MSTF-CRC, a consortium of several organizations that includes representatives of the American College of Gastroenterology, American Gastroenterological Association, American Society for Gastrointestinal Endoscopy and the American College of Physicians/Society of Internal Medicine, announced that non-invasive, sDNA screening technology is included in the updated national colorectal cancer screening guidelines as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older.

        Our product includes DNA markers, which in published studies have been shown to be associated with colorectal cancer. These markers include the aberrant methylation of the Vimentin gene promoter region, which we refer to as Vimentin. We have exclusive rights to the Vimentin technology through our license agreement with Case Western Reserve University. Our test also will include a fecal immunochemical test, or FIT. This immunoassay will increase sensitivity without affecting specificity, improving the overall sensitivity of our test.

Background

        It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer typically takes up to 15 years to progress from a pre-cancerous lesion to metastatic cancer and death. However, it is the second-leading cause of cancer death in the United States, killing almost 50,000 people each year.

        Medical experts believe that many colorectal cancer deaths can be avoided. These deaths occur needlessly because people are not screened for colorectal cancer at all, or they are screened using ineffective methods, often outside the recommended screening interval. As a result, the cancer is either not detected at all or it is detected at a later stage, when the five-year survival rate falls below 50%. The number of people who die annually from the disease has remained materially unchanged during the last 20 years, despite the availability of multiple colorectal cancer screening options, all of which we believe fail to effectively meet the needs of patients, doctors and payors.

        There is a significant unmet clinical need related to the diagnosis of colorectal cancer. Only 25 percent of those who should be screened for colorectal cancer are screened according to current guidelines. Half of those age 50 years and older have not been screened at all. Poor compliance has meant that nearly two-thirds of colon cancer diagnoses are made in the disease's late stages. The five-year survival rates for stages 3 and 4 are 54 percent and 8 percent, respectively.

        Detection of pre-cancerous adenomas and colorectal cancer in its earliest stages increases the likelihood of survival and reduces the significant cost associated with treating late-stage colorectal cancer. Accordingly, the ACS recommends that the more than 89 million Americans age 50 and above undergo regular colorectal cancer screening with the methods endorsed by the ACS.

        The competitive advantages of sDNA-based screening provide a massive market opportunity. Assuming a 30-percent test adoption rate and a three-year screening interval, the potential U.S. market for sDNA screening is $1.2 billion. The total available U.S. market is more than $5 billion which is approximately 89 million people to be screened every three years.

  Our Solution

        Our screening test includes proprietary and patented methods that isolate and analyze the trace amounts of human DNA that are shed into stool every day from the exfoliation of cells that line the colon. When colorectal cancer is present, a minute portion of the total isolated human DNA will often represent DNA shed from cancerous or pre-cancerous lesions. Once the human DNA in the sample is isolated, sDNA-based detection looks for specific mutations and other abnormalities in that DNA known to be associated with colorectal cancer. Our test will also detect blood in stool, utilizing a Fecal Immunochemical Test (FIT). A "positive" result from sDNA detection or a positive FIT result does not necessarily mean that a patient has colorectal cancer. A "positive" result means that one or more of the genetic markers that can be associated with colorectal cancer has been identified. Under these circumstances, the clinical protocol is for the patient to obtain a colonoscopy for confirmation.

        We believe that sDNA-based screening in the general population offers an opportunity to increase screening rates, decrease deaths and lower health care costs from colorectal cancer. We believe that our proprietary methods and technologies have several advantages over other screening options that may lead to decreased mortality associated with colorectal cancer.

        The benefits of sDNA-based screening are clear.

  •
  It detects both pre-cancers and cancers, and we are targeting sensitivities greater than 50 percent and 85 percent, respectively.

  •
  sDNA-based screening is non-invasive and requires no bowel preparation or dietary restriction like other methods.

  •
  The sample for sDNA-based screening can be collected easily at home and shipped to the laboratory, where the testing would be conducted.

  •
  sDNA-based screening also is affordable, particularly compared to colonoscopy.

        Of those people for whom screening is recommended, many reject the option of colonoscopy which, while accurate as a means of detecting colorectal cancer, is invasive and requires a bowel preparation. In addition, many FOBT screening tests require unpleasant stool sampling and stool manipulation by the patient, and certain FOBT screening tests also require dietary modifications.

  Reimbursement

        We are continuing to work to obtain national coverage for sDNA colorectal cancer screening technologies from Medicare and positive coverage decisions from major national and regional managed care organizations and insurance carriers, and self-insured employer groups.

        Twelve states and the District of Columbia have legislative mandates requiring that available colorectal cancer screening options offered by certain categories of insurers in these states must include all tests identified in the current ACS screening guidelines, which include sDNA screening. These states include Alaska, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, Missouri, Nevada, New Jersey, North Carolina, and Rhode Island. Additionally, in the second half of 2008, CIGNA, one of the nation's largest insurers, included sDNA screening among its nationwide covered benefits. While we view inclusion of sDNA screening for colorectal cancer in the state mandates and the positive coverage decision by CIGNA as important first steps in securing wide-spread coverage for stool-based DNA screening for colorectal cancer from private insurance carriers, we believe that obtaining a positive national coverage decision from the Center for Medicare and Medicaid (CMS) for our sDNA screening product will be a necessary element in achieving any material commercial success.

  Competition

        There are a number of established primary screening methods that are recommended for colorectal cancer. All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost. Colonoscopy remains the most widely used and is considered the 'gold standard' method that is most widely practiced as a primary colorectal cancer screen. However, colonoscopy is uncomfortable and expensive and suffers from a high rate of non-compliance. Following colonoscopy, the next most widely used method of colorectal cancer screening is FOBT or a newer version of FOBT called Fecal Immunochemical Testing (FIT). Fecal blood testing suffers from poor sensitivity, including 50 percent detection rates for cancer and 12 percent detection rates for pre-cancers. Recently, CT colonography (also called virtual colonoscopy) has emerged as an option. CT colonography requires a bowel preparation (as does colonoscopy) and consists of a radiological examination of the colon. CT colonography was recently rejected for reimbursement by the Centers for Medicare and Medicaid (CMS). Another potential alternative method is blood-based DNA testing. The principle disadvantage of blood DNA testing is poor sensitivity for cancer and an inability to detect pre-cancerous lesions. Data from a clinical trial of one blood-based DNA test was released in early 2010. It demonstrated only 50 percent sensitivity across all stages of cancer.

        We are aware of three companies, Epigenomics, OncoMethylome Sciences and Gene News, developing screening tests for the detection of colorectal cancer. Additionally, Quest Diagnostics and Abbott Diagnostics have sublicensed technology from Epigenomics and are offering versions of the Epigenomics test to customers as lab developed tests (LDT) and as CE marked kits, respectively. Epigenomics is headquartered in Berlin, Germany and has a U.S. location in Seattle, Washington. OncoMethylome Sciences has several offices located in Belgium and U.S. offices in North Carolina. Gene News is located in Ontario, Canada.

  Research and Development

        Our current focus is on the commercial development and seeking U.S. Food and Drug Administration (FDA) clearance and approval of our sDNA colorectal cancer screening product. Accordingly, research and development costs account for a substantial portion of our operating expenses. Our research and development expenses were $4.2 million, $2.0 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

  U.S. Food and Drug Administration

        The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless otherwise exempted, be subject to either a premarket notification clearance, known as a 510(k), or a premarket approval, known as a PMA. Our current focus is on the commercial development and seeking FDA clearance and approval of our sDNA colorectal cancer screening product. The 510(k) process means that the FDA will not require a PMA, a generally but not necessarily more time-consuming and costlier process than the 510(k) process, because the FDA finds that either (a) our product is substantially similar to a legally marketed product (a "predicate device") or (b) in the absence of a predicate device that the FDA concludes that our product may use a process known as a de novo classification, which is reserved for low-risk products; however, the 510(k) process still involves substantial costs and time and may have to be repeated for any number of reasons, including but not limited to, the FDA's discretion or if the product is modified during the process. The PMA process, which is necessary when a device cannot be cleared through the 510(k) process, involves providing extensive data to the FDA to allow the FDA to find that the device is safe and effective for its intended use, which may also include providing additional data and updates to the FDA, the convening of expert panels, inspection of manufacturing facilities, and new or supplemented PMAs if the product is modified during the process. Even if granted, a 510(k) or PMA approval may place substantial restrictions on how our device is marketed or sold, and the FDA will continue to place considerable restrictions on our products, including but not limited to registering manufacturing facilities, listing the products with the FDA, complying with labeling, and meeting reporting requirements. We believe that the studies required in connection with any approval or clearance of our technology, regardless of whether the regulatory pathway is the 510(k) process or a PMA, will be material in cost and time-intensive. There can be no assurance that FDA will ultimately approve any 510(k) request or approve any PMA submitted by us in a timely manner or at all.

  Other Regulations

        We are also subject to U.S. and state laws and regulations regarding the operation of clinical laboratories. Federal CLIA requirements and laws of certain other states impose certification requirements for clinical laboratories, and establish standards for quality assurance and quality control, among other things. Clinical laboratories are subject to inspection by regulators, and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If we fail to meet any applicable requirements of CLIA or state law, it could adversely affect any future CMS consideration of any of our technologies, prevent its approval entirely, and/or interrupt the commercial sale of any products and otherwise cause us to incur significant expense.

        In addition, the specimen transport and storage containers that are used in connection with certain of our products are deemed to be Class I medical devices regulated by the FDA. Once a physician orders a test, the patient will need to receive a specimen container to collect and transport the patient's stool sample. Under 21 CFR Sec. 864.3250, specimen transport and storage containers generally have been exempt from the FDA's premarket notification requirement and much of the Quality System Regulation. However, there can be no assurance that the FDA will consider our products' collection containers to be exempt from the premarket notification requirement or the majority of the Quality System Regulation requirements. Moreover, we believe that if the collection kit becomes part of a cleared or approved device, the FDA will seek to include the container in the premarket clearance or approval requirement as part of the sDNA test system.

  Intellectual Property

        Our intellectual property portfolio positions us as the leading player in the sDNA market. Our patent estate broadly protects our position in the market, including the platform technology, methods and biomarkers. In 2009, we expanded our intellectual property estate through our collaboration with the Mayo Clinic as well as by licensing Invader detection chemistry from Hologic, which we plan to incorporate into our test. Previously we licensed Case Western's important Vimentin DNA methylation marker, as well as on an exclusive basis, Johns Hopkins' digital PCR technologies for colon cancer detection.

        Our success depends to a significant degree upon our ability to protect our technologies through patent coverage. As of December 31, 2009, we owned 14 issued patents and 9 pending applications in the United States, and 51 issued patents and 11 pending patent applications in foreign jurisdictions. In addition, as part of the Genzyme transaction, we received an exclusive license back from Genzyme Corporation in the fields of colorectal cancer screening and stool-based detection of any disease or condition to the 25 patents issued and 9 pending patent applications in the U.S., and 33 patents issued and 15 pending patent applications in foreign jurisdictions sold to Genzyme.

        Each of our patents generally has a term of 20 years from its respective priority filing date. Consequently, our first patents are set to expire in 2016.

  Genzyme Transaction

        On January 27, 2009, we entered into a strategic transaction with Genzyme Corporation. As a result of the Genzyme transaction, we assigned certain aspects of our intellectual property applicable to the fields of prenatal and reproductive health to Genzyme. We also granted Genzyme a license to use and sublicense some of our remaining intellectual property in fields other than colorectal cancer detection and stool-based disease detection. With respect to the assigned intellectual property, Genzyme granted us a license to use and sublicense such intellectual property in the fields of colorectal cancer detection and stool-based detection of any disease or condition. Accordingly, we retained our rights in both the assigned and licensed intellectual property in the fields of colorectal cancer detection and stool-based disease detection. In addition, we and Genzyme each granted to the other a license to use and sublicense any improvements we or Genzyme make to the intellectual property. Genzyme agreed to pay a double-digit royalty to us on income received by Genzyme as a result of any licenses or sublicenses to third parties of the assigned or licensed intellectual property.

  Employees

        As of December 31, 2009, we had nineteen full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

  Available Information

        We were incorporated in the State of Delaware on February 10, 1995. Our executive offices are located at 441 Charmany Drive, Madison, Wisconsin 53719. Our telephone number is 608-284-5700. Our Internet website address is http://www.exactsciences.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

        We have incurred losses since we were formed and have had only modest product and royalty fee revenues since the commercial launch of PreGen-Plus in August 2003. From our date of inception on February 10, 1995 through December 31, 2009, we have accumulated a total deficit of approximately $181.6 million. We expect that our losses will continue for at least the next several years and we will be required to invest significant additional funds toward development of our colorectal cancer screening technology. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any of our technologies will be sufficient to make us profitable.

        Our future revenues will depend on our ability to successfully commercialize an FDA-approved product for stool-based DNA colorectal cancer screening. Our ability to successfully commercialize our technologies may be affected by the following factors:

  •
  the scope of and progress made in our research and development activities;

  •
  our ability to successfully execute on a clinical trial;

  •
  threats posed by competing technologies;

  •
  acceptance, endorsement and formal policy approval of stool-based DNA screening reimbursement by Medicare and other third-party payors;

  •
  our ability to commercialize our test through primary care physician awareness and consumer education and outreach.

        Many of these factors are outside our control and, accordingly, we cannot assure you that one or more of the foregoing will occur in the near term, or at all. Failure to achieve one or more of the foregoing events could negatively impact the successful commercialization of stool-based DNA testing services or products utilizing our intellectual property and impair our ability to generate revenues and achieve profitability.

We will need additional capital to execute our business plan, and we may be unable to raise additional capital on acceptable terms.

        Following the closing of our strategic transaction with Genzyme in January 2009, we have resumed our efforts to develop an FDA-approved in vitro diagnostic test for stool-based DNA colorectal cancer screening. The FDA approval path for our colorectal cancer screening technology is likely to take significant time and require significant research, development and clinical study expenditures.

        Although we believe we have sufficient capital to fund our operations for at least the next twelve months, we do not have sufficient capital to fully fund the commercial development of our stool-based DNA technology and related FDA submission and commercialization efforts. We do not expect that product royalty payments or milestone payments from LabCorp will materially supplement our liquidity position in the next twelve months, if at all. If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our shareholders' percentage ownership in us will be reduced. In addition, these transactions may dilute the value of our outstanding stock. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products, or grant licenses to third parties on terms that are unfavorable to us. Even if we successfully raise sufficient funds to continue our operations to fund the development, FDA submission, and commercialization of our technology, including an FDA-approved in vitro diagnostic test for stool-based DNA colorectal cancer screening, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

If Medicare and other third-party payors, including managed care organizations, do not issue positive policy decisions approving reimbursement for our stool-based DNA colorectal cancer screening technology, the commercial success of products utilizing our technologies would be compromised.

        Successful commercialization of a stool-based DNA screening product will depend, in large part, on the availability of adequate reimbursement from government insurance plans, managed care organizations and private insurance plans. There is significant uncertainty concerning third-party reimbursement for the use of tests incorporating new technology. Reimbursement of stool-based DNA colorectal cancer screening by a third-party payor may depend on a number of factors, including a payor's determination that tests using our technologies are: sensitive for colorectal cancer; not experimental or investigational; approved by the major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient and cost-effective.

        If we are unable to obtain positive policy decisions from third-party payors, including managed care organizations, approving reimbursement for stool-based DNA testing services or products at adequate levels, the commercial success of stool-based DNA screening for colorectal cancer would be compromised and our revenues would be significantly limited.

Other companies may develop and market novel or improved methods for detecting colorectal cancer, which may make our technologies less competitive, or even obsolete.

        The market for colorectal cancer screening is large, approximating 89 million Americans age 50 and above, of which we believe approximately one-half fail to strictly follow the ACS's screening guidelines for colorectal cancer. As a result, the colorectal cancer screening market has attracted competitors, some of which have significantly greater resources than we have. Currently, we face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and virtual colonoscopy, a procedure in which a radiologist views the inside of the colon through a scanner, as well as from existing guaic-based FOBT, and improved screening tests such as immunochemical FOBT. In addition, some companies and institutions are developing serum-based tests, or screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colon cancer. For example, it is our understanding that Epigenomics AG has completed a large multi-center study to demonstrate the performance of its blood-based screening test for colorectal cancer. Additionally, we understand OncoMethylome Sciences is in the process of enrolling patients for a large blood-based colorectal cancer screening trial. These and other companies may also be working on additional methods of detecting colon cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources and stronger business relationships.

Our business would suffer if we are unable to license certain technologies or obtain raw materials and components or if certain of our licenses were terminated.

        Any future commercialization of our stool-based DNA screening technology may require that we license certain third-party intellectual property. There can be no assurance that we can obtain these licenses on acceptable terms, if at all. Furthermore, there can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties, will be continued, or not breached or terminated early, or that we will be able to enter into any future relationships necessary to the continued commercial sale of any stool-based DNA testing services or products utilizing our technologies, or necessary to our realization of material revenues. For example, we have an exclusive license from Case Western Reserve University, or Case Western, for the use of the Vimentin gene in the field of colorectal cancer testing, pursuant to which we are permitted to sublicense such rights to others. If Case Western were to terminate this agreement as a result of a breach by us or otherwise, we would lose our ability to offer any test or testing service based on the Vimentin gene, including the right to develop an FDA-approved colorectal cancer screening product using the Vimentin gene, which would materially harm our business. Any failure to obtain necessary technologies or raw materials could require any stool-based DNA testing services or products utilizing our technologies to be re-configured which could halt such service or product entirely, negatively impact its commercial sale and increase the associated costs, any one of which could materially harm our business and adversely affect our future revenues.

If our clinical studies do not prove the reliability, effectiveness and superiority of stool-based DNA testing, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for, tests based on our technologies.

        If the results of our research and clinical studies and our sales and marketing activities relating to communication of these results, do not convince thought-leading gastroenterologists, guidelines organizations, primary care physicians, third-party payors and patients that tests using our technologies are reliable, effective and superior to existing screening methods, including Hemoccult II, Hemoccult Sensa and immunochemical FOBT, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for tests using our technologies, which could prevent us from successfully commercializing our technologies.

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

        Even if our technologies are superior to other colorectal cancer screening options, adequate third-party reimbursement is obtained and we convince medical practitioners to order tests using our technologies, only a small number of people may decide to be screened for colorectal cancer. Despite the availability of current colorectal cancer screening methods as well as the recommendations of the ACS that all Americans age 50 and above be screened for colorectal cancer, a majority of these individuals do not complete a colorectal cancer screening test. Use of a stool-based DNA colorectal cancer screening will require people to collect a stool sample, which some people may be reluctant to do. If only a small portion of the recommended population is regularly screened for colorectal cancer or decides to utilize colorectal cancer screening tests using our technologies, we will, despite our efforts, experience limits on our revenue and our business would be materially harmed.

We may be subject to substantial costs and liability or be prevented from licensing our technologies for cancer detection as a result of litigation or other proceedings relating to patent rights.

        Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of colorectal cancer and is designed to maximize our patent protection against third parties in the U.S. and, potentially, in certain foreign countries. We have filed patent applications that we believe cover methods we have designed to help detect colorectal cancer and other cancers. In order to protect or enforce our patent rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time-consuming, and divert our management and key personnel from our business. Additionally, such actions could result in challenges to the validity or applicability of our patents. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, others may have filed patent applications covering technology used by us or our partners. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any such suits or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of services or products containing our technologies, which would have a material adverse affect on our business, financial condition and results of operations.

        Also, patents and applications owned by us may become the subject of interference proceedings in the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, as well as a possible adverse decision as to the priority of invention of the patent or patent application involved. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application subject to such a proceeding.

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

The success of our business and business strategy will be substantially dependent upon the efforts of our senior management team.

        Our success will depend largely on the skills, experience and performance of key members of our senior management team. Effective April 2, 2009, Kevin T. Conroy was appointed as our new President and Chief Executive Officer. Similarly, Effective April 2, 2009, Maneesh Arora was appointed as our new Chief Financial Officer. On August 1, 2009, Dr. Graham Lidgard was hired as Chief Science Officer. Messrs. Conroy, Arora, and Dr. Lidgard are critical to directing and managing our growth and development in the future. Our success will be substantially dependent upon our senior management team's ability to gain proficiency in leading our company, implement or adapt our corporate strategies and initiatives, and develop key professional relationships, including relationships with our key collaborators and business partners. The efforts of each of these persons will be critical to us as we continue to develop our technologies and work towards the commercialization of an FDA-approved product. If we were to lose any of these key employees, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.

If we lose the support of our key scientific collaborators, it may be difficult to establish tests using our technologies as a standard of care for colorectal cancer screening, which may limit our revenue growth and profitability.

        We have established relationships with leading scientists at important research and academic institutions, such as Mayo Clinic, Case Western Reserve University, and The John Hopkins University, that we believe are key to establishing tests using our technologies as a standard of care for colorectal cancer screening. If our collaborators determine that colorectal cancer screening tests using our technologies are not appropriate options for colorectal cancer screening, or superior to available colorectal cancer screening tests, or that alternative technologies would be more effective in the early detection of colorectal cancer, we would encounter significant difficulty establishing tests using our technologies as a standard of care for colorectal cancer screening, which would limit our revenue growth and profitability.

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

        Factors that may affect our stock price include the various risks identified in this "Item 1A. Risk Factors".

        Because we are a company with no significant operating revenue, any one of these factors may be deemed material.

        Sharp drops in the market price of our common stock expose us to securities class-action litigation. Such litigation could result in substantial expenses and a diversion of management's attention and resources, which would seriously harm our business, financial condition, and results of operations.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2009, we occupied approximately 12,250 square feet of space in our headquarters located in Madison, Wisconsin under a lease which expires in October 2014. These facilities are adequate to meet our space requirements with respect to the development of an FDA-approved product for colorectal cancer screening.

Item 3.    Legal Proceedings

        From time to time we are a party to various legal proceedings arising in the ordinary course of our business. We are not currently a party to any pending litigation that we believe is likely to have a material adverse effect on our business operations or financial condition.

Item 4.    Reserved

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

	High	Low
2009
First quarter	$1.80	$0.53
Second quarter	2.98	0.96
Third quarter	3.15	1.95
Fourth quarter	3.40	2.32
2008
First quarter	$4.25	$1.70
Second quarter	3.00	1.73
Third quarter	1.79	0.70
Fourth quarter	1.05	0.22

        As of December 31, 2009, there were 35,523,140 shares of our common stock outstanding held by approximately 86 holders of record.

        We have never paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future.

        On April 24, 2009, we issued 30,000 shares of our common stock to XMS Capital Partners, LLC ("XMS"), for partial consideration for services rendered to us under a financial advisor agreement with XMS. These shares were issued upon the exemption from the registration provisions of the Securities

Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

  •
  Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.

  •
  At the time of the purchase, XMS was an accredited investor, as defined in Rule 501(a) of the Securities Act.

  •
  XMS has had access to information regarding us and is knowledgeable about us and our business affairs.

  •
  All shares issued to XMS were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Item 6.    Selected Financial Data

        The selected historical financial data set forth below as of December 31, 2009 and for the year then ended are derived from our financial statements, which have been audited by Grant Thornton LLP, an independent registered public accounting firm and which are included elsewhere in this Form 10-K. The selected historical financial data set forth below as of December 31, 2008 and for the years ended December 31, 2008 and 2007 are derived from our financial statements, which have been audited by Ernst & Young LLP, an independent registered public accounting firm and which are included elsewhere in this Form 10-K. The selected historical balance sheet financial data as of December 31, 2007, 2006 and 2005 and statements of operations data for the years ended December 31, 2006 and 2005 are derived from our audited financial statements not included elsewhere in this Form 10-K.

        The selected historical financial data should be read in conjunction with, and are qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of

Operations", our financial statements and notes thereto and the report of independent registered public accountants included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product royalty fees	$25	$(2,234)	$(1,137)	$179	$206
License fees	4,733	1,351	2,857	4,363	3,828
Product	—	16	78	208	216

	4,758	(867)	1,798	4,750	4,250
Cost of revenue	20	1	49	809	566

Gross profit (loss)	4,738	(868)	1,749	3,941	3,684
Operating expenses:
Research and development(1)	4,213	2,034	4,887	6,735	7,956
General and administrative(1)	9,549	6,469	7,541	6,910	5,497
Sales and marketing(1)	226	—	991	3,792	5,239
Restructuring(1)	(3)	602	1,177	671	626

	13,985	9,105	14,596	18,108	19,318

Loss from operations	(9,247)	(9,973)	(12,847)	(14,167)	(15,634)
Investment income	119	232	888	1,252	1,114

Net loss	$(9,128)	$(9,741)	$(11,959)	$(12,915)	$(14,520)

Net loss per share:
Basic and diluted	$(0.28)	$(0.36)	$(0.44)	$(0.49)	$(0.55)

Weighted average common shares outstanding:
Basic and diluted	32,791	27,212	26,945	26,509	26,270

Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,924	$4,937	$4,486	$4,831	$11,987
Marketable securities	2,404	—	8,101	16,244	21,112
Total assets	25,770	5,898	14,595	23,868	37,845
Total liabilities	19,676	8,331	8,307	8,910	13,224
Stockholders' equity (defecit)	6,094	(2,433)	6,288	14,958	24,621

(1)
Non-cash stock-based compensation expense included in these amounts is as follows:

	2009	2008	2007	2006	2005
Research and development	$319	$89	$541	$653	$113
Sales and marketing	4	—	202	956	152
General and administrative	2,308	918	1,889	1,397	240
Restructuring	—	3	174	—	—

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

        Exact Sciences Corporation is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer. We have exclusive intellectual property protecting our non-invasive, molecular screening technology for the detection of colorectal cancer. Our primary goal is to become the market leader for a patient-friendly diagnostic screening product for the early detection of colorectal pre-cancer and cancer.

        Our current focus is on the commercial development and seeking U.S. Food and Drug Administration (FDA) clearance and approval of our stool-based DNA, or sDNA, colorectal cancer screening product. We believe obtaining FDA approval is critical to building broad demand and successful commercialization for our sDNA colorectal cancer screening technologies.

        It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer typically takes up to 15 years to progress from a pre-cancerous lesion to metastatic cancer and death. However, it is the second-leading cause of cancer death in the United States, killing almost 50,000 people each year.

        Our sDNA, screening test is designed to detect pre-cancerous lesions or polyps, and each of the four stages of colorectal cancer. Pre-cancerous polyps are present in approximately 5 percent of the population over 50 years of age in the United States.

        There is a significant unmet clinical need related to the diagnosis of colorectal cancer. Only 25 percent of those who should be screened for colorectal cancer are screened according to current guidelines. Half of those age 50 years and older have not been screened at all.

        Poor compliance has meant that nearly two-thirds of colon cancer diagnoses are made in the disease's late stages. The five-year survival rates for stages 3 and 4 are 54 percent and 8 percent, respectively.

        Our sDNA screening test can detect pre-cancers and cancers early, and is expected to be a powerful, preventive tool. By detecting pre-cancers and cancers early with the sDNA-based test, affected patients can be referred to colonoscopy, during which the polyp or lesion can be removed. The sDNA screening model has the potential to significantly reduce colorectal cancer deaths. The earlier the pre-cancer or cancer can be detected, the greater the reduction in mortality.

        The competitive landscape is favorable to sDNA-based screening. All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost. Colonoscopy is uncomfortable and expensive. Fifty-five percent of the patients who responded to one recent study said that colonoscopy was very unacceptable or unacceptable. Fecal blood testing suffers from poor sensitivity, including 50 percent detection rates for cancer and 12 percent detection rates for pre-cancers. Blood-based DNA testing also is disadvantaged by its sensitivity. Data from a clinical trial of one blood-based test was released earlier this year. It demonstrated only 50 percent sensitivity across all stages of cancer.

        The competitive advantages of sDNA-based screening provide a massive market opportunity. Assuming a 30-percent test adoption rate and a three-year screening interval, the potential U.S. market for sDNA screening is $1.2 billion. The total available U.S. market is more than $5 billion.

        The benefits of sDNA-based screening are clear. It detects both pre-cancers and cancers, at target sensitivities greater than 50 percent and 85 percent, respectively. sDNA-based screening is non-invasive and requires no bowel preparation or dietary restriction like other methods. The sample for sDNA-based screening can be collected easily at home and mailed to the appropriate laboratory, where the testing would be conducted. sDNA-based screening also is affordable, particularly relative to colonoscopy.

        Our intellectual property portfolio positions us as the leading player in the sDNA market. Our patent estate broadly protects our position in the market, including the platform technology, methods and biomarkers. In 2009 we expanded our intellectual property estate through our collaboration with the Mayo Clinic. We had previously licensed on an exclusive basis Johns Hopkins' digital PCR technologies for colon cancer detection, as well as Case Western's important Vimentin DNA methylation marker. In 2009, we also licensed the Hologic Inc.'s Invader detection chemistry, which we plan to incorporate into our test.

        We have generated limited operating revenues since inception and, as of December 31, 2009, we had an accumulated deficit of approximately $181.6 million. Losses have historically resulted from costs incurred in conjunction with research, development and clinical study initiatives; salaries and benefits associated with the hiring of personnel; the initiation of marketing programs; and prior to August 31, 2007, the build-out of our sales infrastructure to support the commercialization of sDNA screening. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

  Management

        During 2009 we assembled a new management team with significant experience in molecular oncology diagnostics.

        Kevin T. Conroy was elected a member of our board of directors in March 2009 and appointed our President and Chief Executive Officer in April 2009. Maneesh Arora was appointed as our Senior Vice President and Chief Financial Officer in April 2009. Mr. Conroy and Mr. Arora previously served as Chief Executive Officer and Chief Financial Officer, respectively, at Third Wave Technologies, Inc., a leading molecular diagnostics company which was acquired for $581 million by Hologic, Inc. in June 2008.

        In August 2009, we hired Dr. Graham Lidgard as senior vice president and chief science officer. Dr Lidgard brings more than 3 decades of clinical diagnostic experience to Exact. His experience covers both immunoassay and molecular diagnostics, from pioneering chemiluminescent magnetic particle immunoassay at Ciba Corning, to leading the research and development for the Procleix HIV/HCV blood screening assays, the APTIMA Combo 2 STD assays and the TIGRIS automated nucleic acid Instrument at Gen-Probe.

        In August 2009, we entered into a new employment agreement with Dr. Barry Berger as our senior vice president and chief medical officer. Dr. Berger is Board Certified in Anatomic Clinical and Cytologic Pathology and has a visiting teaching appoint at Brigham and Women's Hospital (Boston, MA) and Harvard Medical School. He joined Exact in 1999 as VP of Laboratory Medicine following a long career as the Director of Pathology and Laboratory Medicine for a million member MCO, Harvard Pilgrim Healthcare (Boston, MA).

Financial Overview

  Revenue

        Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to LabCorp and Genzyme and product royalty fees on tests sold by LabCorp utilizing our technology. We expect that product royalty fees for the full year 2010 will be consistent with amounts recorded in 2009. We expect that license fee revenue resulting from the amortization of the up-front license payment from LabCorp and Genzyme in 2010 will be higher than amounts recorded in 2009 as a result of a full year of revenue from the Genzyme transaction and from the expected receipt of holdback amounts from Genzyme during 2010.

  Our Cost Structure

        Our general and administrative expenses have consisted primarily of non-research personnel salaries, office expenses, professional fees and, non-cash stock-based compensation. Effective August 31, 2007, we eliminated our sales and marketing functions and therefore, did not incur any sales and marketing expenses in 2008. We incurred sales and marketing expenses of $0.2 million in 2009 as a result of increased sales and marketing activities in support of developing an FDA-approved in vitro diagnostic test for the early detection and prevention of colon cancer.

Critical Accounting Policies and Estimates

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

  Revenue Recognition.

        License fees.    License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period. On June 27, 2007, we entered into an amendment to our exclusive license agreement with LabCorp, which, among other modifications to the terms of the license, extended the exclusive license period of the license with LabCorp from August 2008 through December 2010. Accordingly, we are amortizing the remaining deferred revenue balance at the time of the amendment ($4.7 million) on a straight-line basis over the remaining exclusive license period, which ends in December 2010.

        In connection with our January 2009 strategic transaction with Genzyme, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid at closing and $1.85 million is subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. Our on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the "CLP Agreement"), as described below, including our obligation to deliver certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, we deferred the initial

$16.65 million in cash received at closing and are amortizing that up-front payment on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014. Receipt of any holdback amounts, as defined below, will similarly be deferred and amortized on a straight line basis into revenue over the remaining term of the collaboration at the time of receipt.

        In addition, Genzyme paid $2.00 per share for the 3,000,000 shares of our common stock purchased on January 27, 2009, representing a premium of $0.51 per share above the closing price of our common stock on that date of $1.49 per share. The aggregate premium paid by Genzyme over the closing price of our common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement. Accordingly, we deferred the aggregate $1.53 million premium and are amortizing that amount on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014. We recognized approximately $3.4 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the year ended December 31, 2009.

        Other revenue.    Revenue from milestone and other performance-based payments is recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable based on specific agreements and circumstances.

        Stock-Based Compensation.    In accordance with GAAP, all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), are recognized in the consolidated financial statements based on their fair values. The following assumptions are used in determining the fair value of stock option grants:

  •
  Valuation and Recognition—The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period.

  •
  Expected Term—The Company uses the simplified calculation of expected term, described in the SEC's Staff Accounting Bulletin 107 and 110, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected term. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

  •
  Expected Volatility—Expected volatility is based on the Company's historical stock volatility data over the expected term of the awards.

  •
  Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

  •
  Forfeitures—The Company records stock-based compensation expense only for those awards that are expected to vest. No forfeiture rate was utilized for awards granted prior to 2009 due to the monthly vesting terms of the options granted in that timeframe. Because of the vesting terms, the Company was, in effect, recording stock-based compensation only for those awards that were vesting and expected to vest and a forfeiture rate was not necessary. Awards granted in 2009 that vest annually are all expected to vest and no forfeiture rate was utilized.

Critical Accounting Estimate—Third-Party Royalty Obligation

        Pursuant to the terms of the agreement the Company has with LabCorp, we agreed to reimburse LabCorp $3.5 million for certain third party royalty payments. As of December 31, 2009 we had paid $2.5 million in payments to LabCorp. We will be required to pay at a maximum the remaining $1.0 million balance in January of 2011. Based on anticipated sales volumes of ColoSure, as of

December 31, 2009, we accrued a total of $988,000 related to the total potential remaining $1.0 million obligation to LabCorp. We recorded charges of $13,000 and $2.25 million during the years ended December 31, 2009 and 2008, respectively, in connection with this third-party royalty obligation. These charges were recorded under the caption "Product royalty fees" in our consolidated statements of operations. Future increases in this obligation, to the extent necessary, will continue to be recorded as charges to the product royalty revenue line item of our consolidated statements of operations.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification 105, "Generally Accepted Accounting Principles." FASB ASC 105 approved the FASB Accounting Standards Codification ("ASC") as the source of authoritative nongovernmental GAAP. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative. FASB ASC 105 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Accordingly, all references to accounting standards have been conformed to the new ASC hierarchy.

        On April 9, 2009, the FASB issued FASB ASC 825 "Financial Instruments" and FASB ASC 270 "Interim Reporting." FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825 also amends FASB ASC 270, "Interim Reporting", to require those disclosures in summarized financial information at interim reporting periods. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results.

        On May 28, 2009, the FASB issued FASB ASC 855, "Subsequent Events" ("FASB ASC 855"). FASB ASC 855 establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results.

        In September 2009, the EITF issued their final consensus for Revenue Arrangements with Multiple Deliverables, as codified in ASC 605, Revenue Recognition. When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, ASC 605 will require the Company to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation. The new guidance is effective for fiscal years beginning after June 15, 2010. The adoption of this accounting pronouncement is not expected to have a material effect on the determination or reporting of our financial results.

Results of Operations

  Comparison of the years ended December 31, 2009 and 2008

        Revenue.    Total revenue increased to $4.8 million for the year ended December 31, 2009 from $(0.9) million for the year ended December 31, 2008. Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our amended license agreement with LabCorp and our collaboration, license and purchase agreement with Genzyme. The unamortized LabCorp up-front payment is being amortized on a straight-line basis over the remaining exclusive license period, which ends in December 2010. The unamortized Genzyme up-front payment is being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in

January 2014. Revenues also include royalties on LabCorp's sales of PreGen-Plus and ColoSure and sales of Effipure units to LabCorp as well as charges for our third-party royalty reimbursement obligation to LabCorp which are recorded as reductions to revenue under financial accounting guidance. Effective June 1, 2008, LabCorp stopped offering PreGen-Plus and informed us that it had discontinued its use of Effipure.

        The increase in total revenue for the year ended December 31, 2009 when compared to the same period of 2008 was primarily the result of an increase in license fee revenue of $3.4 million resulting from the Genzyme strategic transaction.

        In addition, product royalty fees were approximately $2.3 million higher for the year ended December 31, 2009 when compared to the year ended December 31, 2008 due primarily to charges of $2.25 million recorded during 2008 in the product royalty revenue line item of our consolidated statements of operations in connection with our third-party royalty reimbursement obligation to LabCorp. These charges to product royalty revenue resulted in negative product royalty revenue for the year ended December 31, 2008. We recorded charges of $13,000 during the year ended December 31, 2009 in the product royalty revenue line item of our consolidated statements of operations in connection with our third-party royalty reimbursement obligation to LabCorp.

        Research and development expenses.    Research and development expenses increased to $4.2 million for the year ended December 31, 2009 from $2.0 million for the year ended December 31, 2008. The increase was primarily the result of increased research and development activities in support of our efforts to develop an FDA-approved in vitro diagnostic test for the early detection and prevention of colon cancer. The increase in research and development expenses for the year ended December 31, 2009, as compared to the year ended December 31, 2008, included increases of $1.9 million in licensing costs of which $1.8 million was non-cash stock-based expenses related to common stock warrants issued to the Mayo Clinic Foundation, $0.6 million in personnel related expenses and $0.2 million in research collaboration expenses which were partially offset by a decrease in other research and development expenses of $0.5 million.

        General and administrative expenses.    General and administrative expenses increased to $9.5 million for the year ended December 31, 2009, compared to $6.5 million for the year ended December 31, 2008. This increase was primarily the result of $1.9 million in transaction costs related to the Genzyme strategic transaction in January 2009, including $1.1 million in legal, audit, and investment banking fees as well as approximately $0.8 million in retention bonus payments made to employees pursuant to board-approved retention agreements. The overall increase was also due to an increase in non-cash stock-based compensation expense of $1.4 million in 2009 compared to 2008, as well as an increase of $1.7 million in salary, benefit and other costs due to $0.8 million in severance payments for our former chief executive officer and chief financial officer and increased headcount during the year ended December 31, 2009, as compared to the same period of 2008. These increases in general and administrative expenses for the year ended December 31, 2009 were partially offset by decreases of $1.5 million in legal and professional fees, and $0.5 million other general and administrative costs.

        Sales and marketing expenses.    Sales and marketing expenses increased to $0.2 million for the year ended December 31, 2009 from none in 2008 as a result of increased sales and marketing efforts and activities in support of developing an FDA-approved in vitro diagnostic test for the early detection and prevention of colon cancer.

        Interest income.    Interest income decreased to $0.1 million for the year ended December 31, 2009 from $0.2 million for the year ended December 31, 2008. This decrease was due to less favorable interest rates for cash, cash equivalents and marketable securities balances held during the year ended December 31, 2009 as compared to the same period of 2008.

  Comparison of the years ended December 31, 2008 and 2007

        Revenue.    Total revenue decreased to $(0.9) million for the year ended December 31, 2008 from $1.8 million for the year ended December 31, 2007.

        The decrease in total revenue was primarily the result of a decrease of approximately $1.5 million in license fee revenue resulting from the June 2007 extension of the exclusive period under our license agreement with LabCorp from August 2008 to December 2010. As a result of this extension, the remaining unamortized up-front license fees that LabCorp previously paid to us are being recognized over a longer period of time, resulting in lower non-cash license fee amortization as compared to prior periods.

        A $1.1 million increase in negative product royalty revenue due to our third-party royalty reimbursement obligation to LabCorp also contributed to the decline in revenues.

        Research and development expenses.    Research and development expenses decreased to $2.0 million for the year ended December 31, 2008 from $4.9 million for the year ended December 31, 2007. The decrease was primarily the result of the continuing effect of the cost reduction plans undertaken in 2007 and 2008 described below. The decrease in research and development expenses, included decreases of $1.1 million in licensing costs, $0.7 million in lab-related operating expenses, $0.6 million in personnel-related expenses, and $0.5 million in non-cash stock-based expenses.

        General and administrative expenses.    General and administrative expenses decreased to $6.5 million for the year ended December 31, 2008, compared to $7.5 million for the year ended December 31, 2007. This decrease was due to a decrease in non-cash stock-based compensation expense of $0.9 million as well as a decrease of $0.9 million in salary, benefit and other costs due to lower general and administrative headcount. The decrease in non-cash stock-based compensation was due primarily to the non-recurrence of one-time non-cash stock-based compensation charges of $0.7 million taken in the third quarter of 2007 related to the acceleration and the extension of the expiration date of certain stock options held by Don M. Hardison, our former President and Chief Executive Officer, pursuant to a separation agreement between us and Mr. Hardison in connection with his resignation in August 2007. These decreases in general and administrative expenses for the year ended December 31, 2008 were partially offset by an increase of $0.8 million in professional fees in connection with our strategic review process, our reimbursement efforts with CMS and our regulatory efforts with the FDA.

        Sales and marketing expenses.    Sales and marketing expenses decreased to $0 for the year ended December 31, 2008, compared to $1.0 million for the year ended December 31, 2007 as a result of the elimination of our sales and marketing functions effective August 31, 2007, as described under the heading "2007 Restructuring" below.

        2008 Restructuring.    In July 2008, we took actions to reduce our cost structure to help preserve our cash resources, which we refer to as the 2008 Restructuring. These actions included suspending the clinical validation study of our Version 2 technology, eliminating eight positions, or 67% of our staff, and seeking the re-negotiation of certain fixed commitments. In connection with the 2008 Restructuring and our cost reduction efforts, in December 2008, we entered into a sublease agreement, with QTEROS, Inc. to sublease to QTEROS the majority of the remaining space at our former corporate headquarters in Marlborough, Massachusetts.

        In connection with the 2008 Restructuring, we recorded restructuring charges of approximately $0.5 million during the three months ended September 30, 2008, including $0.2 million in one-time termination benefits arising under retention and severance agreements with terminated employees and $0.3 million resulting from the write-off of leasehold improvements abandoned by us in connection with the reduction in force. Our decision to eliminate 67% of our workforce as part of the 2008 Restructuring was deemed to be an impairment indicator under financial accounting standards. As a result of performing the impairment evaluations, non-cash asset impairment charges of $0.3 million were recorded to adjust the carrying value of the related leasehold improvements to their net realizable value.

        Amounts remaining in the 2008 Restructuring accrual at December 31, 2009, which are expected to be paid out in cash through July 2010, are recorded under the caption "Accrued expenses" in our consolidated balance sheets. The following table summarizes changes made to the restructuring accrual during the year ended December 31, 2009 relating to the 2008 Restructuring. Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2008	Charges	Cash Payments	Non-cash Write-offs	Balance, December 31, 2009
Employee separation costs	$16	$(2)	$(14)	$—	$—
Facility consolidation costs	165	(1)	(91)	—	73

Total	$181	$(3)	$(105)	$—	$73

        2007 Restructuring.    In July 2007, we initiated cost reduction plans and reduced our workforce and other operating expenses, which we refer to as the 2007 Restructuring, to help preserve our cash resources. As part of the 2007 Restructuring, we eliminated our sales and marketing functions, terminated six employees, and subleased a portion of our leased space at our corporate headquarters. In connection with the 2007 Restructuring, we recorded restructuring charges of approximately $0.8 million during the three months ended September 30, 2007, related to one-time termination benefits arising under retention and severance agreements with terminated employees, including $0.6 million in severance and related benefit costs which were paid in cash through May 2008, and $0.2 million in non-cash stock-based compensation charges associated with extending the period of exercise for vested stock option awards for terminated employees.

        In addition, during the fourth quarter of 2007, we entered into a sublease agreement, which we refer to as the 2007 Sublease Agreement with INTRINSIX Corporation, or INTRISIX, to sublease to the INTRINSIX approximately 11,834 square feet of rentable area in our corporate headquarters. Amounts remaining in the 2007 Restructuring accrual at December 31, 2009, which are expected to be paid out through July, 2010, are recorded under the caption "Accrued expenses" in our condensed consolidated balance sheets. The following table summarizes the 2007 Restructuring activities during the year ended December 31, 2009. Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2008	Charges	Cash Payments	Non-cash Write-offs	Balance, December 31, 2009
Employee separation costs	$—	$—	$—	$—	$—
Facility consolidation costs	161	—	(94)	—	67

Total	$161	$—	$(94)	$—	$67

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

  Liquidity and Capital Resources

        We have financed our operations since inception primarily through private and public offerings of our equity securities, cash received from LabCorp in connection with our license agreement, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of December 31, 2009, we had approximately $21.9 million in unrestricted cash and cash equivalents and $0.5 million in restricted cash, which has been pledged as collateral for an outstanding letter of credit.

        All of our investments in marketable securities are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. As of December 31, 2009 we had approximately $2.4 million in marketable securities.

        Net cash used in operating activities was $12.6 million, $7.9 million, and $8.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The principal use of cash in operating activities for each of the years ended December 31, 2009, 2008 and 2007 was to fund our net loss. The increase in net cash used in operating activities for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was due to increased research and development activities and to $2.5 million paid to LabCorp related to our third party royalty obligation. The decrease for the year ended December 31, 2008 as compared to the year ended December 31, 2007, was primarily due to decreases in research and development and sales and marketing spending as a result of multiple restructuring and cost reduction actions taken during 2008 and 2007. Cash flows from operations can vary significantly due to various factors, including changes in our operations, prepaid expenses, accounts payable and accrued expenses.

        Net cash used in investing activities was $2.9 million for the year ended December 31, 2009. Net cash provided by investing activities was $8.2 million and $8.0 million for the years ended December 31, 2008 and 2007, respectively. The increase in cash used in investing activities for the year ended December 31, 2009 when compared to the same periods in 2008 and 2007 was the result of purchases of marketable securities being greater than maturities of marketable securities during the year. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $0.5 million for the year ended December 31, 2009, net cash provided by investing activities was $0.2 million for the year ended December 31, 2008, and net cash used in investing activities was $0.1 million for the year ended December 31, 2007. Purchases of property and equipment of approximately $0.5 million during the year ended December 31, 2009 were significantly higher than purchases of property and equipment for the years ended December 31, 2008 and 2007 as a result of increased research and development activities combined with the cost reduction efforts undertaken in 2008 and 2007. Net cash provided by investing activities for the year ended December 31, 2008 was primarily the result of cash receipts from sales of fully depreciated equipment in connection with our 2008 sublease agreement.

        Net cash provided by financing activities was $32.5 million, $0.1 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in cash provided by financing activities for the year ended December 31, 2009 was primarily related to proceeds of

$22.7 million from the Genzyme strategic transaction, $8.1 million from the sale of common stock, $1.0 million from long term debt, and $0.7 million from exercise of common stock options.

        We expect that cash and cash equivalents on hand at December 31, 2009, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, since we have no current sources of material ongoing revenue, we will need to raise additional capital to fully fund our current strategic plan, the centerpiece of which is the commercialization of our sDNA technology through completion of the development of an FDA-approved in vitro diagnostic test for sDNA colorectal pre-cancer and cancer screening. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

        The table below reflects our estimated fixed obligations and commitments as of December 31, 2009:

		Payments Due by Period
Description	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in Thousands)
Long-term debt obligations(2)	$1,157	$—	$—	$270	$887
Obligations under license and collaborative agreements(1)	3,871	542	1,537	196	1,596
Operating lease obligations	1,938	866	831	241	—
Severance obligations	10	10	—	—	—

Total	$6,976	$1,418	$2,368	$707	$2,483

(1)
We have entered into several license and collaborative agreements with Johns Hopkins University, the Mayo Foundation, Genzyme, and Hologic, Inc. See Note 10 to our consolidated financial statements included elsewhere in this report for further information.

(2)
Includes expected interest payments related to long-term debt obligations.

        Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party. Operating leases reflect remaining obligations associated with leased facilities in Marlborough, Massachusetts and our headquarters in Madison, Wisconsin.

        Severance obligations represent remaining commitments to personnel terminated in connection with the change in management team in March of 2009.

  Net Operating Loss Carryforwards

        As of December 31, 2009, we had federal and state net operating loss and research tax carryforwards of approximately $142.3 million and $3.4 million, respectively. The net operating loss and tax credit carryforwards will expire beginning 2015 through 2029, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation's utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred.

        A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of tax benefit and a reduction to our effective tax rate.

  Off-Balance Sheet Arrangements

        As of December 31, 2009, we had no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, all of which are currently invested in the U.S. and, as of December 31, 2009, were classified as available-for-sale. We held no investments at December 31, 2008. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. We have no investments denominated in foreign country currencies and therefore are not presently subject to foreign exchange risk.

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

        We have audited the accompanying consolidated balance sheet of Exact Sciences Corporation (a Delaware Corporation) (the Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Madison, Wisconsin
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Exact Sciences Corporation

        We have audited Exact Sciences Corporation's (a Delaware Corporation) (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of December 31, 2009 and for the year ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Madison, Wisconsin
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Exact Sciences Corporation:

        We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exact Sciences Corporation at December 31, 2008 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 31, 2009

EXACT SCIENCES CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$21,924	$4,937
Marketable securities	2,404	—
Prepaid expenses and other current assets	484	190
Short term restricted cash	500	—

Total current assets	25,312	5,127
Property and Equipment, at cost:
Laboratory equipment	492	174
Office and computer equipment	90	13
Leasehold improvements	12	—
Furniture and fixtures	20	—

	614	187
Less—Accumulated depreciation and amortization	(156)	(111)

	458	76
Patent costs, net of accumulated amortization of $2,820 at December 31, 2008	—	95
Long term restricted cash	—	600

	$25,770	$5,898

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$155	$683
Accrued expenses	1,385	1,498
Third party royalty obligation, current portion	—	1,500
Deferred license fees, current portion	4,986	1,350

Total current liabilities	6,526	5,031
Third party royalty obligation, less current portion	988	1,950
Long term debt	1,000	—
Long term accrued interest	1	—
Deferred license fees, less current portion	11,161	1,350
Commitments and contingencies
Stockholders' (Deficit) Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—none at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares
Issued and outstanding—35,523,140 and 27,522,931 shares at December 31, 2009 and 2008, respectively	355	275
Additional paid-in capital	187,333	169,854
Treasury stock, at cost,
Outstanding—none and 85,550 shares at December 31, 2009 and 2008, respectively	—	(97)
Other comprehensive loss	(1)	—
Accumulated deficit	(181,593)	(172,465)

Total stockholders' (deficit) equity	6,094	(2,433)

	$25,770	$5,898

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue:
Product royalty fees	$25	$(2,234)	$(1,137)
License fees	4,733	1,351	2,857
Product	—	16	78

	4,758	(867)	1,798
Cost of revenue:
Product royalty fees	20	1	4
Product	—	—	45

	20	1	49

Gross profit (loss)	4,738	(868)	1,749
Operating expenses:
Research and development	4,213	2,034	4,887
General and administrative	9,549	6,469	7,541
Sales and marketing	226	—	991
Restructuring	(3)	602	1,177

	13,985	9,105	14,596

Loss from operations	(9,247)	(9,973)	(12,847)
Investment income	119	232	888

Net loss	$(9,128)	$(9,741)	$(11,959)

Net loss per share—basic and diluted	$(0.28)	$(0.36)	$(0.44)

Weighted average common shares outstanding—basic and diluted	32,791	27,212	26,945

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Stockholders' (Deficit) Equity

(Amounts in thousands, except share data)

	Common Stock			Treasury Stock
								Total Stockholders' (Deficit) Equity	Other Comprehensive (Loss) Income
	Number of Shares	$0.01 Par Value	Additional Paid In Capital	Number of Shares	Value	Other Comprehensive Income (Loss)	Accumulated Deficit
Balance, January 1, 2007	26,863,363	$269	$165,545	85,550	$(97)	$6	$(150,765)	$14,958

Issuance of shares under stock purchase plan	16,987	—	27	—	—	—	—	27	$—
Issuance of restricted common stock to collaborators in lieu of cash	156,675	2	464	—	—	—	—	466
Exercise of common stock options	88,237	1	258	—	—	—	—	259	—
Issuance of common stock to fund the Company's 2006 401(k) match	34,030	—	102	—	—	—	—	102	—
Compensation expense related to issuance of stock options and restricted stock awards	66,249	1	1,565	—	—	—	—	1,566	—
Compensation expense related to stock option modifications (Note 9)	—	—	852	—	—	—	—	852
Net loss	—	—	—	—	—	—	(11,959)	(11,959)	(11,959)
Other comprehensive income	—	—	—	—	—	17	—	17	17

Comprehensive loss									$(11,942)

Balance, December 31, 2007	27,225,541	$273	$168,813	85,550	$(97)	$23	$(162,724)	$6,288

Exercise of common stock options	5,979	—	7	—	—	—	—	7	—
Issuance of common stock to fund the Company's 2007 401(k) match	27,660	—	59	—	—	—	—	59	—
Compensation expense related to issuance of stock options and restricted stock awards	263,751	2	972	—	—	—	—	974	—
Compensation expense related to stock option modifications (Note 9)	—	—	3	—	—	—	—	3	—
Net loss	—	—	—	—	—	—	(9,741)	(9,741)	(9,741)
Other comprehensive income	—	—	—	—	—	(23)	—	(23)	(23)

Comprehensive loss									$(9,764)

Balance, December 31, 2008	27,522,931	$275	$169,854	85,550	$(97)	$—	$(172,465)	$(2,433)

Issuance of common stock related to the Genzyme Transaction (Note 3)	3,000,000	30	4,440	—	—	—	—	4,470	—
Issuance of common stock in private placement	4,315,792	43	8,019	—	—	—	—	8,062	—
Exercise of common stock options	380,355	4	728	—	—	—	—	732	—
Issuance of common stock to fund the Company's 2008 401(k) match	24,430	—	32	—	—	—	—	32	—
Compensation expense related to issuance of stock options and restricted stock awards	365,182	4	1,422	—	—	—	—	1,426	—
Compensation expense related to stock option modifications (Note 9)	—	—	1,155	—	—	—	—	1,155	—
Expense related to warrants (Note 4)	—	—	1,779	—	—	—	—	1,779	—
Treasury share retirement	(85,550)	(1)	(96)	(85,550)	97	—	—	—	—
Net loss	—	—	—	—	—	—	(9,128)	(9,128)	(9,128)
Unrealized loss on available-for-sale investments	—	—	—	—	—	(1)	—	(1)	(1)

Comprehensive loss									$(9,129)

Balance, December 31, 2009	35,523,140	$355	$187,333	—	$—	$(1)	$(181,593)	$6,094

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(9,128)	$(9,741)	$(11,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and write-offs of fixed assets	80	189	228
Restructuring	—	66	85
Amortization and write-offs of patents	95	437	385
Stock-based compensation	2,631	1,010	2,806
Warrant licensing expense	1,779	—	—
Changes in assets and liabilities:
Amortization of deferred license fees	(4,733)	(1,351)	(2,857)
Prepaid expenses and other current assets	(294)	85	111
Accounts payable	(528)	438	87
Accrued expenses	(81)	(1,287)	1,147
Accrued interest	1	—	—
Third party royalty obligation	(2,462)	2,250	1,200

Net cash used in operating activities	(12,640)	(7,904)	(8,767)
Cash flows from investing activities:
Purchases of marketable securities	(18,879)	(3,458)	(20,686)
Maturities of marketable securities	16,474	11,536	28,846
Purchases of property and equipment	(462)	(4)	(78)
Proceeds from sales of fixed assets	—	274	8
Increase in patent costs and other assets	—	(100)	(54)

Net cash provided by (used in) investing activities	(2,867)	8,248	8,036
Cash flows from financing activities:
Proceeds from Genzyme Collaboration, License and Purchase Agreement	16,650	—	—
Proceeds from sale of common stock to Genzyme	6,000	—	—
Proceeds from sale of common stock, net of issuance costs	8,062	—	—
Proceeds from exercise of common stock options and stock purchase plan	732	7	286
Decrease in restricted cash	100	100	100
Payment for repurchase of stock options	(50)	—	—
Proceeds from long term debt	1,000	—	—

Net cash provided by financing activities	32,494	107	386

Net increase (decrease) in cash and cash equivalents	16,987	451	(345)
Cash and cash equivalents, beginning of period	4,937	4,486	4,831

Cash and cash equivalents, end of period	$21,924	$4,937	$4,486

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available-for-sale investments	$(1)	$—	$—

Retirement of 85,550 treasury shares of common stock	$97	$—	$—

Issuance of 24,430, 27,660, and 34,030 shares of common stock to fund the Company's 401(k) matching contribution for 2008, 2007, and 2006, respectively	$32	$59	$102

Issuance of 156,675 shares of restricted common stock to collaborators in lieu of cash payments	$—	$—	$466

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements

(1) ORGANIZATION

        Exact Sciences Corporation ("Exact" or the "Company") was incorporated in February 1995. Exact is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer. The Company's non-invasive stool-based DNA (sDNA) screening technology includes proprietary and patented methods that isolate and analyze human DNA present in stool to screen for the presence of colorectal pre-cancer and cancer.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Exact Sciences Securities Corporation, a Massachusetts securities corporation. All significant intercompany transactions and balances have been eliminated in consolidation. On September 16, 2009 the Company dissolved Exact Sciences Securities Corporation and all intercompany transactions and balances were permanently eliminated.

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

Restricted Cash

        At December 31, 2009 and 2008, approximately $0.5 million and $0.6 million, respectively, of the Company's cash has been pledged as collateral for an outstanding letter of credit in connection with the lease for the Company's facility in Marlborough, Massachusetts.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

method. Interest and dividends on securities classified as available-for-sale are included in investment income.

        At December 31, 2009, the Company's investments were comprised of fixed income investments and all were deemed available-for-sale. At December 31, 2008, the Company held no marketable securities. The objectives of the Company's investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The Company's investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Realized gains for the year ended December 31, 2009 were $6,380. There were no realized gains or losses on the sale of available-for-sale securities during the year ended December 31, 2008. Unrealized losses on investments recorded in other comprehensive income for the year ended December 31, 2009 were $543. There were no unrealized gains or losses during the year ended December 31, 2008.

Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over the assets' estimated useful lives. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. The estimated useful lives of fixed assets are as follows:

Asset Classification	Estimated Useful Life
Laboratory equipment	3 - 5 years
Office and computer equipment	3 years
Leasehold improvements	Lesser of the remaining lease term or useful life
Furniture and fixtures	3 years

Patent Costs

        Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life of five years. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the twelve months ended December 31, 2009 should be expensed and not capitalized as the future economic benefit derived from the transactions was indeterminate.

        As more fully described in Note 3 below, in connection with the Genzyme strategic transaction with Genzyme on January 27, 2009, the Company wrote off the remaining unamortized capitalized patent costs at that time. There are no capitalized patent costs recorded in the Company's financial statements as of December 31, 2009.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table summarizes activity with respect to the Company's capitalized patents for the years ended December 31, 2009, 2008 and 2007. Amounts included in the table are in thousands.

Balance, January 1, 2007	$763
Patent costs capitalized	54
Amortization of patents	(148)
Write-offs of patents	(237)

Balance, December 31, 2007	432
Patent costs capitalized	100
Amortization of patents	(72)
Write-offs of patents	(365)

Balance, December 31, 2008	95
Patent costs capitalized	—
Amortization of patents	—
Write-offs of patents	(95)

Balance, December 31, 2009	$—

Net Loss Per Share

        Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share is the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive as a result of the Company's losses.

        The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	2009	2008	2007
Shares issuable upon exercise of stock options	5,952,019	3,703,899	3,996,688
Shares issuable upon exercise of outstanding warrants	1,250,000	—	1,000,000

	7,202,019	3,703,899	4,996,688

Accounting for Stock-Based Compensation

        In accordance with GAAP, the Company requires all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their fair values.

Revenue Recognition

        License fees.    License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. On

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

June 27, 2007, the Company entered into an amendment to its exclusive license agreement with LabCorp (the "Second Amendment") that, among other modifications to the terms of the license, extended the exclusive license period from August 2008 to December 2010, subject to carve-outs for certain named organizations. Accordingly, the Company amortizes the remaining deferred revenue balance resulting from its license agreement with LabCorp at the time of the Second Amendment ($4.7 million) on a straight-line basis over the remaining exclusive license period, which ends in December 2010.

        As more fully described in Note 3 below, in connection with our transaction with Genzyme, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million is subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company's on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the "CLP Agreement"), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and will amortize that up-front payment on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014. Receipt of any holdback amounts will similarly be deferred and amortized on a straight line basis into revenue over the remaining term of the collaboration at the time of receipt.

        In addition, Genzyme paid $2.00 per share for the 3,000,000 shares of common stock purchased from the Company on January 27, 2009, representing a premium of $0.51 per share above the closing price of the Company's common stock on that date of $1.49 per share. The aggregate premium paid by Genzyme over the closing price of the Company's common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement. Accordingly, the Company deferred the aggregate $1.53 million premium and will amortize that amount on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company recognized approximately $3.4 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the year ended December 31, 2009.

        Product royalty fees.    The Company has licensed certain of its technologies, including improvements to such technologies, on an exclusive basis through December 2010 to LabCorp. LabCorp developed and commercially offered PreGen-Plus, a non-invasive stool-based DNA colorectal cancer screening service for the average-risk population based on the Company's Version 1 technology, from August 2003 through June 2008. In June 2008, LabCorp stopped offering PreGen-Plus. On July 14, 2008, LabCorp began to commercially offer ColoSure, its next generation non-invasive, stool-based DNA testing service for the detection of colorectal cancer in the average-risk population, which is based on certain of the Company's intellectual property. The Company is entitled to the same royalty and milestone structure on any sales of ColoSure as it was entitled to on sales of PreGen-Plus.

        Prior to the effective date of the Second Amendment, the Company's product royalty fees were based on a specified contractual percentage of LabCorp's cash receipts from performing PreGen-Plus tests. Accordingly, the Company recorded product royalty fees based on this specified percentage of LabCorp's cash receipts, as reported to the Company each month by LabCorp. Subsequent to the effective date of the Second Amendment, the Company's product royalty fees are based on a specified

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contractual percentage of LabCorp's net revenues from sales of PreGen-Plus through June 1, 2008, when LabCorp stopped offering PreGen-Plus, and from sales of ColoSure from and after July 2008. Accordingly, subsequent to the effective date of the Second Amendment, the Company records product royalty fees based on the specified contractual percentage of LabCorp's net revenues from its sales of such colorectal cancer screening tests, as reported to the Company each month by LabCorp. The current royalty rate is subject to an increase in the event that LabCorp achieves a specified significant threshold of annual net revenues from the sales of such colorectal cancer screening tests.

        Additionally, pursuant to the Second Amendment, the Company is potentially obligated to reimburse LabCorp for certain third-party royalty payments, as described in Note 5 below. To the extent the Company incurs liabilities in connection with this provision of the Second Amendment, the accretion of such liabilities will be recorded as a reduction in the product royalty fee line item in the Company's condensed consolidated statements of operations.

        Product revenue—For the years ended December 31, 2008 and December 31, 2007, product revenue from the sale of certain components of the Company's Effipure™ technology to LabCorp was recognized upon transfer of the components provided that title passed, the price was fixed or determinable and collection of the receivable was probable. LabCorp has indicated that Effipure is not used as a component in LabCorp's ColoSure offering and the Company therefore does not expect to record product revenue in connection with Effipure sales in future periods.

        Other revenue—Revenue from milestone and other performance-based payments will be recognized as revenue when the milestone or performance is achieved and collection of the receivable is estimable and probable based on specific agreements and circumstances.

Advertising Costs

        The Company expenses the costs of media advertising at the time the advertising takes place. The Company expensed approximately $9,800, none, and $0.1 million of media advertising during the years ended December 31, 2009, 2008 and 2007, respectively.

Comprehensive Loss

        Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities. Comprehensive loss for the years ended December 31, 2009, 2008, and 2007 was as follows:

	December 31,
(In Thousands)	2009	2008	2007
Net loss	$(9,128)	$(9,741)	$(11,959)
Unrealized gain (loss) on marketable securities	$(1)	$(23)	$17

Comprehensive loss	$(9,129)	$(9,764)	$(11,942)

Fair Value Measurements

        In September 2006, the FASB issued authoritative guidance which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This guidance was adopted in 2009 for non-financial assets and liabilities. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The fair value hierarchy established and prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

        The three levels of the fair value hierarchy established are as follows:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis
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

        The following table presents the Company's fair value measurements as of December 31, 2009 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2009 Using:
Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$21,924	$21,924	$—	$—
Available-for-sale marketable securities	2,404	650	1,754	—

Total	$24,328	$22,574	$1,754	$—

		Fair Value Measurement at December 31, 2008 Using:
Description	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,937	$4,937	$—	$—

Total	$4,937	$4,937	$—	$—

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

        In accordance with GAAP, the Company requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company has no significant off-balance-sheet risk, such as foreign exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash, cash equivalents and marketable securities. The Company has cash and cash equivalents deposited in financial institutions in which the balances exceed the federal government agency (FDIC) insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification 105, "Generally Accepted Accounting Principles." FASB ASC 105 approved the FASB Accounting Standards Codification ("ASC") as the source of authoritative non-governmental GAAP. All existing accounting standards have been superseded and all other accounting literature not included in the FASB ASC will be considered non-authoritative. FASB ASC 105 is effective for financial statements issued for interim or annual periods ending after September 15, 2009. Accordingly, all references to accounting standards have been conformed to the new ASC hierarchy.

        On April 9, 2009, the FASB issued FASB ASC 825 "Financial Instruments" and FASB ASC 270 "Interim Reporting." FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825 also amends FASB ASC 270, "Interim Reporting", to require those disclosures in summarized financial information at interim reporting periods. This guidance was adopted on January 1, 2009 for non-financial assets and liabilities. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On May 28, 2009, the FASB issued FASB ASC 855, "Subsequent Events" ("FASB ASC 855"). FASB ASC 855 establishes principles and requirements for subsequent events, in particular: (i) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The adoption of this accounting pronouncement did not have a material effect on the determination or reporting of our financial results.

        In September 2009, the EITF issued their final consensus for Revenue Arrangements with Multiple Deliverables, as codified in ASC 605, Revenue Recognition. When vendor specific objective evidence or third party evidence of selling price for deliverables in an arrangement cannot be determined, ASC 605 will require the Company to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, this guidance eliminates the residual method of allocation. The new guidance is effective for fiscal years beginning after June 15, 2010. The adoption of this accounting pronouncement is not expected to have a material effect on the determination or reporting of our financial results.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation in the footnotes.

(3) GENZYME STRATEGIC TRANSACTION

Transaction summary

        On January 27, 2009, the Company entered into a Collaboration, License and Purchase Agreement (the "CLP Agreement") with Genzyme Corporation ("Genzyme"). Pursuant to the CLP Agreement, the Company (i) assigned to Genzyme all of its intellectual property applicable to the fields of prenatal and reproductive health (the "Transferred Intellectual Property"), (ii) granted Genzyme an irrevocable, perpetual, exclusive, worldwide, fully-paid, royalty-free license to use and sublicense all of the Company's remaining intellectual property (the "Retained Intellectual Property") in the fields of prenatal and reproductive health (the "Genzyme Core Field"), and (iii) granted Genzyme an irrevocable, perpetual, non-exclusive, worldwide, fully-paid, royalty-free license to use and sublicense the Retained Intellectual Property in all fields other than the Genzyme Core Field and other than colorectal cancer detection and stool-based disease detection (the "Company Field"). Following the Genzyme Transaction, Exact retains rights in its intellectual property to pursue only the fields of colorectal cancer detection and stool-based detection of any disease or condition. As part of the transaction on January 27, 2009, the Company entered into an Assignment, Sublicense, Consent and Eighth Amendment (the "JHU Amendment") to License Agreement with Genzyme and The Johns Hopkins University ("JHU") (collectively, with the licenses and assignment described herein, the "Genzyme Strategic Transaction"), whereby the Company assigned its rights under the license agreement between the Company and JHU dated March 25, 2003, as amended (the "JHU Agreement") to Genzyme. Pursuant to the JHU Amendment, Genzyme sublicensed to the Company the intellectual property subject to the JHU Agreement for colorectal cancer detection and stool-based

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(3) GENZYME STRATEGIC TRANSACTION (Continued)

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

        Pursuant to the Genzyme Strategic Transaction, Genzyme agreed to pay an aggregate of $18.5 million to the Company, of which $16.65 million was paid at closing and $1.85 million (the "Holdback Amount") is subject to a holdback by Genzyme to satisfy certain potential indemnification obligations of the Company. Subject to the terms and conditions of the CLP Agreement, one-half of the Holdback Amount will be released to the Company in January 2010 and one-half will be released in July 2010. Genzyme also agreed to pay a double-digit royalty to the Company on income received by Genzyme as a result of any licenses or sublicenses to third parties of the Transferred Intellectual Property or the Retained Intellectual Property in any field other than the Genzyme Core Field or the Company Field.

        The Company's on-going performance obligations to Genzyme under the CLP, including the obligation to deliver certain intellectual property improvements to Genzyme during the initial five year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight line basis into the License Fee Revenue line item in its statements of operations over the initial five year collaboration period. Receipt of any Holdback Amounts will similarly be deferred and amortized on a straight line basis into the License Fee Revenue line item in the Company's statements of operations over the remaining term of the collaboration at the time of receipt.

        In addition, the Company entered into a Common Stock Subscription Agreement with Genzyme (the "Purchase Agreement") on January 27, 2009, which provided for the private issuance and sale to Genzyme of 3,000,000 shares (the "Shares") of the Company's common stock, $0.01 par value per share ("Common Stock"), at a per share price of $2.00, for an aggregate purchase price of $6.0 million. The price paid by Genzyme for the Shares represented a premium of $0.51 per share above the closing price of the Company's common stock on that date of $1.49 per share. The aggregate premium paid by Genzyme over the closing price of the Company's common stock on the date of the transaction of $1.53 million is included as a part of the total consideration for the CLP. Accordingly, the Company deferred the aggregate $1.53 million premium and is amortizing that amount on a straight line basis into the License Fee Revenue line item in the Company's statements of operations over the initial five-year collaboration period. The Company recognized $3.4 million in license fee revenue in

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(3) GENZYME STRATEGIC TRANSACTION (Continued)

connection with the amortization of the up-front payments from Genzyme during the year ended December 31, 2009.

(4) MAYO LICENSING AGREEMENT

Overview

        On June 11, 2009, the Company entered into a license agreement (the "License Agreement") with MAYO Foundation for Medical Education and Research ("MAYO"). Under the License Agreement, MAYO granted the Company an exclusive, worldwide license within the field (the "Field") of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) (the "Proteomic Target") with regard to certain MAYO patents, and a non-exclusive worldwide license within the Field with regard to certain MAYO know-how. The License Agreement grants the Company an option to include the Proteomic Target within the Field upon written notice by the Company to MAYO during the first year of the term. The licensed patents cover advances in sample processing, analytical testing and data analysis associated with non-invasive, stool-based DNA screening for colorectal cancer. Under the License Agreement, the Company assumes the obligation and expense of prosecuting and maintaining the licensed patents and is obligated to make commercially reasonable efforts to bring products covered by the licenses to market. Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company will also make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the agreement. In addition to the license to intellectual property owned by MAYO, the Company will receive product development and research and development efforts from MAYO personnel. The Company determined that the payments made for intellectual property should not be capitalized as the future economic benefit derived from the transactions is uncertain. The Company is also liable to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(4) MAYO LICENSING AGREEMENT (Continued)

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

Other Payments

        Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical, and a $500,000 payment upon FDA approval of the Company's cancer screening test. The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. It is uncertain as to when the FDA trial will begin and when the FDA will approve the Company's cancer screening test, therefore, the $250,000 and $500,000 milestone payments have not been recorded as a liability. The Company will periodically evaluate the status of the FDA trial. In addition, the Company will pay a minimum of $371,142 to MAYO over the next 5 months for research and development efforts. The Company had $162,809 accrued at December 31, 2009 for services performed in 2009.

(5) LABCORP STRATEGIC ALLIANCE AGREEMENT

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) LABCORP STRATEGIC ALLIANCE AGREEMENT (Continued)

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

        Second Amendment to LabCorp License Agreement    On June 27, 2007, the Company entered into the Second Amendment with LabCorp. The Second Amendment modified LabCorp's exclusive rights to the Company's DNA technology for colorectal cancer screening to permit the Company to license its technology to select third-party organizations and commercial service laboratories, subject to LabCorp's preferential pricing terms, and to extend LabCorp's modified exclusive period under the Second Amendment until December 31, 2010. Additionally, the Second Amendment clarifies the rights and obligations with respect to the Company's second-generation stool-based DNA screening technology for colorectal cancer screening ("Version 2").

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

        Pursuant to the terms of the Second Amendment, the Company became obligated to reimburse LabCorp for certain third-party royalty payments if LabCorp's third-party royalty rate is greater than a specified royalty rate during the measuring period. The Company's obligation to pay LabCorp pursuant to this provision of the Second Amendment is based on LabCorp's sales volumes of colorectal cancer screening tests using the Company's technology during three separate measurement periods. A significant increase in such sales volumes during any measurement period, as compared to historical PreGen-Plus sales volumes, could reduce the Company's potential obligation during any measurement period, while test volumes consistent with historical PreGen-Plus sales levels could result in aggregate

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) LABCORP STRATEGIC ALLIANCE AGREEMENT (Continued)

payments to LabCorp totaling up to $3.5 million during the measurement periods. Until LabCorp's sales of colorectal cancer screening tests using the Company's technology increase to a level that would reduce this potential maximum obligation, if ever, the Company will record its estimated obligation under this provision of the Second Amendment as a reduction in the product royalty fee line item in its consolidated statements of operations. Based on anticipated sales volumes of ColoSure, as of December 31, 2009, the Company had accrued a total of $988,000 related to the total potential remaining $1.0 million obligation to LabCorp. The Company recorded charges of $13,000 and $2.25 million during the years ended December 31, 2009 and 2008, respectively, in connection with this third-party royalty obligation. These charges were recorded under the caption "Product royalty fees" in the Company's consolidated statements of operations. Future increases in this obligation, to the extent necessary, will continue to be recorded as charges to the product royalty revenue line item of the Company's consolidated statements of operations. During 2009, the Company made payments of $2.5 million to LabCorp.

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

        Third Amendment to LabCorp License Agreement    On August 31, 2007, the Company entered into a Third Amendment (the "Third Amendment") to its exclusive license agreement with LabCorp that, among other things, added a potential $2.5 million milestone payment for which the Company may be eligible. The milestone obligation is based upon policy-level reimbursement approval from Medicare at a specified minimum reimbursement rate, inclusion of stool-based DNA screening in clinical practice guidelines and the achievement of certain increases in sales levels of PreGen-Plus over a defined measuring period. In addition, the Third Amendment provided that LabCorp will assume sole responsibility, at its expense, for all commercial activities related to LabCorp's stool-based DNA testing service. In accordance with the foregoing, LabCorp also agreed to offer at-will employment to certain former personnel of the Company.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) LABCORP STRATEGIC ALLIANCE AGREEMENT (Continued)

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

(6) RESTRUCTURING

        On July 16, 2008, the Company implemented certain cost reduction initiatives, including the suspension of the clinical validation study for its Version 2 technology and the elimination of eight positions, or 67% of the Company's workforce (the "2008 Restructuring"), in connection with the Company's revised corporate strategy at the time of reducing costs to better preserve existing cash.

        In connection with the 2008 Restructuring, the Company recorded restructuring charges of approximately $0.5 million during the three months ended September 30, 2008, including $0.2 million in one-time termination benefits arising under retention and severance agreements with terminated employees and $0.3 million resulting from the write-off of leasehold improvements abandoned by the Company in connection with the reduction in force. The Company's decision to eliminate 67% of its workforce was deemed to be an impairment indicator. As a result of performing the impairment evaluations, non-cash asset impairment charges of $0.3 million were recorded to adjust the carrying value of the related leasehold improvements to their net realizable value.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) RESTRUCTURING (Continued)

        In connection with the 2008 Sublease Agreement, the Company also recorded the following restructuring charges during the fourth quarter of 2008 (included opposite the caption "Facility consolidation costs" in the table below): approximately $0.1 million in future cash payments related to the difference between the Company's committed lease payments and the estimated sublease rental income under the 2008 Sublease Agreement; approximately $0.1 million in one-time real estate transaction and laboratory decommissioning fees; and approximately $0.1 million of non-cash charges related to the write-off of leasehold improvements abandoned by the Company in connection with the 2008 Sublease Agreement. These charges were offset by cash receipts of approximately $0.3 million received in connection with sales of fully depreciated fixed assets upon commencement of the 2008 Sublease Agreement. During the quarter ended March 31, 2009, certain of the cost estimates related to the 2008 Restructuring were adjusted, resulting in a credit of approximately $3,000 to the restructuring line item in the Company's consolidated statements of operations.

        Amounts remaining in the 2008 Restructuring accrual at December 31, 2009, which are expected to be paid out in cash through July 2010, are recorded under the caption "Accrued expenses" in the Company's consolidated balance sheets. The following table summarizes changes made to the restructuring accrual during the twelve months ended December 31, 2009 relating to the 2008 Restructuring. Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2008	Charges	Cash Payments	Non-cash Write-offs	Balance, December 31, 2009
Employee separation costs	$16	$(2)	$(14)	$—	$—
Facility consolidation costs	165	(1)	(91)	—	73

Total	$181	$(3)	$(105)	$—	$73

        The following table summarizes changes made to the restructuring accrual during the twelve months ended December 31, 2008 relating to the 2008 Restructuring. Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2007	Charges	Cash Payments	Non-cash Write-offs	Balance, December 31, 2008
Employee separation costs	$—	$266	$(247)	$(3)	$16
Facility consolidation costs	—	343	(112)	(66) (1)	165

Total	$—	$609	$(359)	$(69)	$181

(1)
Amount is net of approximately $274,000 in cash received from sales of fully depreciated assets in connection with the Company's exit of certain space in its Marlborough, Massachusetts facility.

2007 Restructuring

        During the third quarter of 2007, in connection with the Third Amendment to the LabCorp agreement, the Company notified six employees of their termination from the Company (the "2007 Restructuring"). The 2007 Restructuring was principally designed to eliminate the Company's sales and marketing functions to reduce costs and help preserve the Company's cash resources. In connection

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) RESTRUCTURING (Continued)

with the 2007 Restructuring, the Company recorded restructuring charges of approximately $0.8 million during the three months ended September 30, 2007, primarily related to one-time termination benefits arising under retention and severance agreements with terminated employees.

        Amounts remaining in the 2007 Restructuring accrual at December 31, 2009, which are expected to be paid out through July 2010, are recorded under the caption "Accrued expenses" in the Company's condensed consolidated balance sheets. The following table summarizes the 2007 Restructuring activities during the twelve months ended December 31, 2009. Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2008	Charges	Cash Payments	Non-cash Write-offs	Balance, December 31, 2009
Employee separation costs	$—	$—	$—	$—	$—
Facility consolidation costs	161	—	(94)	—	67

Total	$161	$—	$(94)	$—	$67

        The following table summarizes the 2007 Restructuring activities during the twelve months ended December 31, 2008. Amounts included in the table are in thousands.

Type of Liability	Balance, December 31, 2007	Charges	Cash Payments	Non-cash Write-offs	Balance, December 31, 2008
Employee separation costs	$224	$(7)	$(217)	$—	$—
Facility consolidation costs	268	—	(107)	—	161

Total	$492	$(7)	$(324)	$—	$161

(7) EMPLOYMENT ARRANGEMENTS

        On April 18, 2008, the Company entered into amended and restated employee retention agreements (the "Agreements") with certain employees, including Jeffrey R. Luber, the Company's President and Chief Executive Officer, and Charles R. Carelli, Jr., the Company's Senior Vice President, Chief Financial Officer, Treasurer and Secretary. The Agreements superseded and replaced the prior employee retention agreements entered into between the Company and Messrs. Luber and Carelli on October 23, 2006.

        Jeffrey R. Luber agreed to resign as the Company's President and Chief Executive Officer and as a director on the Company's Board of Directors, in each case effective April 2, 2009. In addition, Charles R. Carelli, Jr. agreed to resign as our Chief Financial Officer, effective April 2, 2009. Messrs. Conroy and Arora were employed by the Company as Vice Presidents until April 2, 2009, when Messrs. Luber and Carelli's departures became effective. In connection with their departure from the Company, Messrs. Luber and Carelli were entitled to receive severance benefits pursuant to their previously disclosed retention agreements, including salary continuation of $472,500 and $287,500, which is equal to eighteen months and fifteen months, respectively, of their base salaries as of the date of termination. On March 31, 2009, the Company entered into release agreements with Messrs. Luber and Carelli that provided, in exchange for a general release in favor of the Company, for the accelerated payment of the salary continuation obligations on March 31, 2009. In addition, the release

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7) EMPLOYMENT ARRANGEMENTS (Continued)

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

(8) ISSUANCES OF COMMON STOCK

        On March 24, 2003, the Company entered into a license agreement, subsequently amended on November 17, 2004, May 11, 2006, March 19, 2007, October 17, 2008, October 30, 2008, and again on January 27, 2009, with Johns Hopkins University ("JHU") for an exclusive long-term license to certain patents relating to the digital-PCR technology developed by Dr. Bert Vogelstein's laboratory at the Johns Hopkins Kimmel Cancer Center. Pursuant to the terms of this amended license agreement, the Company has agreed to pay JHU a license fee based on a percentage of the Company's net revenues,

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(8) ISSUANCES OF COMMON STOCK (Continued)

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

        On June 11, 2009, the Company completed a private placement transaction pursuant to which the Company sold 4,315,792 shares of common stock at a per share price of $1.90 for net proceeds of $8.1 million after issuance costs $0.1 million. Management intends to use the proceeds to fund future research and development efforts.

(9) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

        The Company maintains the 1995 Stock Option Plan ("1995 Option Plan"), the 2000 Stock Option and Incentive Plan ("2000 Option Plan") and the 2000 Employee Stock Purchase Plan.

        1995 Option Plan    Under the 1995 Option Plan, the Company's board of directors could grant incentive and non-qualified stock options to purchase an aggregate of up to 3,987,500 shares of common stock to employees, directors and consultants of the Company. The exercise price of each option is determined by the board of directors. Incentive stock options may not be less than the fair market value of the stock on the date of grant, as defined by the board of directors. Options granted under the 1995 Option Plan vest over a three to five year period and expire 10 years from the grant date.

        The 1995 Option Plan was terminated on January 31, 2001, the effective date of the Company's registration statement in connection with its initial public offering. Options granted prior to the date of termination remained outstanding and could be exercised in accordance with their terms. At December 31, 2009, no options to purchase shares were outstanding under the 1995 Option Plan.

        2000 Option Plan    The Company adopted the 2000 Option Plan on October 17, 2000. At December 31, 2009, a total of 8,416,005 shares of common stock have been authorized and reserved for issuance under the 2000 Option Plan. The 2000 Option Plan will expire on October 17, 2010 and after such date no further awards may be granted under the plan. Under the terms of the 2000 Option Plan, the Company is authorized to grant incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards to employees, officers,

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9) STOCK-BASED COMPENSATION (Continued)

directors, consultants and advisors. Options granted under the 2000 Option Plan expire ten years from the date of grant. Grants made from the 2000 Option Plan generally vest over a period of three to four years.

        The 2000 Option Plan is administered by the compensation committee of the Company's board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At December 31, 2009, options to purchase 5,952,019 shares were outstanding under the 2000 Option Plan and 2,463,986 shares were available for future grant under the 2000 Option Plan.

        2000 Employee Stock Purchase Plan    The 2000 Employee Stock Purchase Plan (the "2000 Purchase Plan") was initially adopted by the Company in October 2000, and subsequently amended and restated. The 2000 Purchase Plan provides participating employees the right to purchase common stock at a discount through a series of offering periods. The 2000 Purchase Plan will expire on October 31, 2010. At December 31, 2009, the 2000 Purchase Plan had available an aggregate of 720,780 shares of common stock for purchase by participating employees.

        The compensation committee of the Company's board of directors administers the 2000 Purchase Plan. Generally, all employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the 2000 Purchase Plan. Participating employees authorize an amount, between 1% and 15% of the employee's compensation, to be deducted from the employee's pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the option, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2000 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2000 Purchase Plan and no employee can purchase more than $25,000 of the Company common stock under the 2000 Purchase Plan in any calendar year. Rights granted under the 2000 Purchase Plan terminate upon an employee's voluntary withdrawal from the 2000 Purchase Plan at any time or upon termination of employment. The Company issued the following shares of common stock under the 2000 Purchase Plan for the year ended December 31, 2007. No shares were issued under the 2000 Purchase Plan in 2008 and 2009.

Offering period ended	Number of Shares	Price per Share
January 31, 2007	9,055	$1.61
July 31, 2007	7,932	$1.61

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9) STOCK-BASED COMPENSATION (Continued)

Stock-Based Compensation Expense

        The Company recorded approximately $2.6 million in stock-based compensation during the year ended December 31, 2009, in connection with the amortization of restricted common stock awards and stock options granted to employees, non-employee directors and non-employee consultants as well as the modification of certain stock options and restricted stock awards. The Company recorded $1.0 million in stock-based compensation during the year ended December 31, 2008 in connection with the amortization of awards of common stock, restricted common stock and stock options granted to employees, non-employee directors and non-employee consultants. The Company recorded approximately $2.8 million in stock-based compensation during the year ended December 31, 2007 in connection with the amortization of awards of common stock, restricted common stock and stock options granted to employees, non-employee directors and non-employee consultants, as well as restricted common stock issued to collaborators, the modification of certain stock options. Non-cash stock-based compensation expense by department for the years ended December 31, 2009, 2008, and 2007 are as follows. Amounts included in the table are in thousands.

	December 31,
	2009	2008	2007
Research and development	$319	$89	$541
General and administrative	2,308	918	1,889
Sales and marketing	4	—	202
Restructuring	—	3	174

Determining Fair Value

        Valuation and Recognition—The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the table below. The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period.

        Expected Term—The Company uses the simplified calculation of expected term, described in the SEC's Staff Accounting Bulletins 107 and 110, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected term. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

        Expected Volatility—Expected volatility is based on the Company's historical stock volatility data over the expected term of the awards.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

        Forfeitures—The Company records stock-based compensation expense only for those awards that are expected to vest. No forfeiture rate was utilized for awards granted prior to 2009 due to the monthly vesting terms of the options granted in that timeframe. Because of the vesting terms, the Company was, in effect, recording stock-based compensation only for those awards that were vesting

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9) STOCK-BASED COMPENSATION (Continued)

and expected to vest and a forfeiture rate was not necessary. Awards granted in 2009 that vest annually are all expected to vest and no forfeiture rate was utilized.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table.

	December 31,
	2009		2008		2007
Option Plan Shares
Risk-free interest rates	1.76% - 2.69%		2.80% - 3.02%		4.04% - 4.60%
Expected term (in years)	6		6		6
Expected volatility	85 - 92%		70% - 75%		70%
Dividend yield	0%		0%		0%
Weighted average fair value per share of options granted during the period	$0.89		$1.08		$1.87
ESPP Shares
Risk-free interest rates		(1)		(1)	5.10% - 5.17%
Expected term (in years)		(1)		(1)	0.5 - 2
Expected volatility		(1)		(1)	70%
Dividend yield		(1)		(1)	0%
Weighted average fair value per share of stock purchase rights granted during the period		(1)		(1)	$1.08

(1)
The Company did not issue stock purchase rights under its 2000 Purchase Plan during the period indicated.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9) STOCK-BASED COMPENSATION (Continued)

Stock Option and Restricted Stock Activity

        A summary of stock option and restricted stock activity under the 1995 Option Plan and the 2000 Option Plan during the years ended 2009, 2008 and 2007 is as follows:

Options and Restricted Stock	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2007	4,125,940	$5.69
Granted	1,362,000	2.66
Exercised	(154,486)	1.68
Cancelled	(1,336,766)	5.48

Outstanding, December 31, 2007	3,996,688	4.88
Granted	818,600	1.18
Exercised	(84,730)	0.08
Cancelled	(1,026,659)	5.54

Outstanding, December 31, 2008	3,703,899	3.99
Granted	5,271,127	1.09
Exercised	(890,536)	0.82
Cancelled	(2,132,471)	4.95

Outstanding, December 31, 2009	5,952,019	$1.75	8.6	$11,667

Exercisable, December 31, 2009	995,351	$4.52	5.1	$770

Vested and expected to vest, December 31, 2009	5,952,019	$1.75	8.6	$11,667

(1)
The aggregate intrinsic value of options outstanding at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 5,583,331 options that had exercise prices that were lower than the $3.39 market price of our common stock at December 31, 2009. The aggregate intrinsic value of options exercisable at December 31, 2009 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 626,663 options that had exercise prices that were lower than the $3.39 market price of our common stock at December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $4,000, and $0.1 million, respectively, determined as of the date of exercise.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9) STOCK-BASED COMPENSATION (Continued)

        The following table summarizes the non-vested shares under the Plans:

Options and Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2007	778,336	$1.02
Granted	1,362,000	1.96
Vested	(897,580)	1.46
Cancelled	(373,402)	1.50

Outstanding, December 31, 2007	869,354	1.82
Granted	818,600	0.90
Vested	(642,509)	1.51
Cancelled	(181,680)	1.45

Outstanding, December 31, 2008	863,765	1.25
Granted	5,271,127	0.89
Vested	(859,942)	0.99
Cancelled	(318,282)	1.55

Outstanding, December 31, 2009	4,956,668	$0.89

        The tables above includes outstanding restricted stock awards of 40,000, 185,000 and 18,751 shares as of December 31, 2009, 2008, and 2007, respectively. The Company granted 411,128, 245,000 and 85,000 restricted stock awards during the years ended December 31, 2009, 2008, and 2007, respectively. Restricted common stock awards that vested and were no longer subject to restriction during the years ended December 31, 2009, 2008, and 2007 were 510,182, 78,751, and 66,249, respectively.

        As of December 31, 2009, there was approximately $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The Company expects to recognize that cost over a weighted average period of 3.2 years.

        The Company received approximately $0.7 million, $7,000, and $0.3 million from stock option exercises during the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007, zero, zero, and 16,987 shares, respectively, of common stock were issued under the Company's 2000 Purchase Plan resulting in proceeds to the Company of $0, $0, and $27,000, respectively.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9) STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2009:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.00 - $ 1.00	3,865,000	9.2	$0.82	75,000	$0.71
$1.01 - $ 2.00	548,331	7.3	$1.58	164,580	$1.83
$2.01 - $ 2.50	170,000	6.5	$2.17	150,000	$2.17
$2.51 - $ 3.00	1,000,000	9.0	$2.86	237,083	$2.85
$3.01 - $ 4.00	60,000	5.0	$3.61	60,000	$3.61
$4.01 - $ 5.00	95,000	4.7	$4.83	95,000	$4.83
$5.01 - $ 7.00	15,000	3.1	$6.78	15,000	$6.78
$7.01 - $ 9.00	34,688	3.1	$7.63	34,688	$7.63
$9.01 - $14.33	164,000	2.6	$12.79	164,000	$12.79

	5,952,019	8.55	$1.75	995,351	$4.52

Option Modifications

        2007 Modifications    In August 2007, in connection with the 2007 Restructuring (See Note 6) and the resignation of Don M. Hardison as the Company's President and Chief Executive Officer, the Company's board of directors approved the following stock option modifications:

  •
  On August 31, 2007, the effective date of Mr. Hardison's resignation from the Company, the Company accelerated the vesting of 216,251 shares under Mr. Hardison's previously unvested stock options, with a weighted average exercise price of $2.94 per share, and extended the expiration date of all of Mr. Hardison's outstanding options, covering an aggregate of 1,025,560 shares, through August 31, 2009. Prior to August 31, 2009, Mr. Hardison is prohibited from selling any of the shares of common stock obtained upon the exercise of any accelerated stock options. As a result of these modifications, the Company recorded one-time stock-based compensation charges of approximately $0.7 million in the "General and Administrative" line item of the Company's consolidated statements of operations during the quarter ended September 30, 2007 in accordance with financial accounting standards.

  •
  On August 31, 2007, the Company extended by nine months the expiration date of stock options to purchase 726,052 shares, with a weighted average exercise price of $6.41 per share, held by employees that were terminated as a part of the 2007 Restructuring. Stock options subject to the extension now expire on August 31, 2008. The Company did not continue to vest stock options in connection with this modification beyond the employees' termination date and did not accelerate vesting of any options prior to the termination date. In accordance with financial accounting standards, the Company recorded one-time non-cash stock-based compensation charges of $0.2 million in the "Restructuring" line item of the Company's consolidated statements of operations during the quarter ended September 30, 2007 in connection with these modifications.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9) STOCK-BASED COMPENSATION (Continued)

        2008 Modifications    In connection with the 2008 Restructuring (See Note 6), the Company accelerated the vesting of 15,523 shares under terminated employees' previously unvested stock options, with a weighted average exercise price of $2.65 per share, and extended the expiration date of all the terminated employees' outstanding options as of their date of termination, covering an aggregate of 181,828 shares with a weighted average exercise price of $4.50, through August 1, 2009. Pursuant to financial accounting standards, the Company recorded one-time stock-based compensation charges of approximately $3,000 in the "Restructuring" line item of the Company's consolidated statements of operations during the quarter ended September 30, 2008.

        2009 Modifications    In connection with the March 18, 2009 resignation of Jeffrey R. Luber as the Company's President and Chief Executive Officer and Charles R. Carelli, Jr. as the Company's Chief Financial Officer, the Company's board of directors approved the following stock option modifications: On April 2, 2009, the effective date of Mr. Luber's resignation from the Company, the Company accelerated the vesting of 114,896 shares under Mr. Luber's previously unvested stock options, with a fair value of the share price on the original grant date. On April 2, 2009, the effective date of Mr. Carelli's resignation from the Company, the Company accelerated the vesting of 70,556 shares under Mr. Carelli's previously unvested stock options, with a fair value of the share price on the original grant date. As a result of these modifications, the Company recorded one-time non-cash stock-based compensation expense of approximately $0.3 million during the quarter ended March 31, 2009. In addition, the Company repurchased 804,026 shares for $50,000.

        During 2009, the restriction for all 445,181 shares of the Board of Directors Restricted Stock Award grants was lifted. The restriction for the awards was lifted before their one year term which is considered a modification under financial accounting standards. The Company recognized the incremental fair value on the date the restriction was lifted, thus resulting in approximately $0.9 million of non-cash stock-based compensation expense related to the modification.

Shares Reserved for Issuance

        The Company has reserved the following shares of its authorized common shares to be issued upon exercise or issuance of shares related to its employee stock purchase and stock option plans, including all outstanding stock option grants noted above at December 31, 2009:

Shares reserved for issuance
2000 Option Plan	8,416,005
2000 Purchase Plan	720,780

9,136,785

(10) COMMITMENTS AND CONTINGENCIES

Operating Leases

        During November 2009, the Company entered into a five year lease for a 17,500 sq. ft. laboratory office facility in Madison, Wisconsin. The Company also leases space at a facility in Marlborough, Massachusetts. This operating lease for the facility in Massachusetts expires in July 2010. These leases

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

contain periodic rent escalation adjustments. Future minimum payments under operating leases as of December 31, 2009 are as follows. Amounts included in the table are in thousands.

Year Ending December 31,
2010	$866
2011	270
2012	277
2013	284
2014	241
Thereafter	—

Total lease obligations	$1,938

        Rent expense included in the accompanying consolidated statements of operations was approximately $0.2 million, $0.6 million, and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        During the fourth quarter of 2007, the Company entered into a sublease agreement (the "2007 Sublease Agreement") with INTRINSIX, Inc. ("INSTRINSIX") to sublease approximately 11,834 square feet of rentable area in the Company's Marlborough facility. The term of the 2007 Sublease Agreement, which commenced on December 15, 2007, is 32 months. The Company expects to receive approximately $0.7 million in sublease payments over the life of the 2007 Sublease Agreement. Pursuant to the Sublease Agreement, INTRINSIX has no rights to renew or extend the 2007 Sublease Agreement. Under the terms of the 2007 Sublease Agreement, INTRINSIX was required to provide a security deposit of $35,000 and will be required to pay its pro rata share of any increases in building operating expenses and real estate taxes.

        During the fourth quarter of 2008, the Company entered into the 2008 Sublease Agreement with QTEROS to sublease to QTEROS approximately 25,537 square feet of rentable area in the Company's Marlborough facility. The term of the 2008 Sublease Agreement, which commenced on December 9, 2008, is 20 months with a base rent of $625,657 per year. The Company expects to receive approximately $1.0 million in sublease payments over the life of the 2008 Sublease Agreement. Pursuant to the 2008 Sublease Agreement, QTEROS has no rights to renew or extend the 2008 Sublease Agreement. Under the terms of the 2008 Sublease Agreement, QTEROS will be required to pay its pro rata share of any increases in building operating expenses and real estate taxes and to provide a security deposit in the form of an irrevocable, standby letter of credit from a national commercial bank reasonably acceptable to the Company in the amount of approximately $52,000 naming the Company as beneficiary.

        During the fourth quarter of 2009, the Company entered into a sublease agreement (the "2009 Sublease Agreement") with Aldevron Madison to sublease approximately 5,086 square feet of rentable area in the Company's Madison facility. The term of the 2009 Sublease Agreement, which commenced on November 1, 2009, is 36 months. The Company expects to receive approximately $0.2 million in sublease payments over the life of the 2009 Sublease Agreement. Pursuant to the Sublease Agreement, Aldevron has no rights to renew or extend the 2009 Sublease Agreement. Under the terms of the 2009 Sublease Agreement, Aldevron is required to provide a security deposit of $6,000 and will be required to pay its pro rata share of any increases in building operating expenses and real estate taxes. Future

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

sublease receipts under sublease agreements as of December 31, 2009 are as follows. Amounts included in the table are in thousands.

Year ending December 31,
2010	$597
2011	79
2012	67
2013	—
2014	—
Thereafter	—

$743

Licensing and Research Agreements

        The Company licenses, on a non-exclusive basis, certain technologies that are, or may be, incorporated into its technology under several license agreements. Generally, the license agreements require the Company to pay royalties based on net revenues received using the technologies, and may require minimum royalty amounts or maintenance fees. On March 24, 2003, the Company entered into a license agreement, subsequently amended on November 17, 2004, May 11, 2006, March 19, 2007, October 17, 2008, October 30, 2008, and again on January 27, 2009 with Johns Hopkins University ("JHU") for an exclusive long-term license to certain patents for use in colorectal cancer detection in stool relating to the digital-PCR technology developed by Dr. Bert Vogelstein's laboratory at the Johns Hopkins Kimmel Cancer Center. Pursuant to the terms of this license agreement, and subsequent to the closing of the Genzyme strategic transaction (See Note 3), the Company has agreed to pay JHU a license fee based on a percentage of the Company's net revenues, including an annual minimum license fee of approximately $0.1 million, over the life of the licensed patents, or 2023.

        On June 11, 2009 the Company entered into a patent licensing agreement with the MAYO Foundation for Medical Education and Research (Mayo) primarily for the rights to certain patented intellectual property owned by Mayo. Pursuant to the terms of this licensing agreement, the Company made an up-front payment of $80,000 on July 12, 2009. The Company has agreed to pay Mayo a royalty fee based on a percentage of the Company's net sales of licensed products. The Company is also required to pay minimum annual royalty fees of $10,000 on June 12, 2012 and $25,000 on June 12, 2013 and each year thereafter. The Company granted Mayo a warrant to purchase 1,000,000 shares of common stock at $1.90 per share which vested immediately. The expense related to those warrants is recognized and recorded as research and development expense in 2009. The Company also granted a warrant to purchase 250,000 shares of common stock at $1.90 per share which vest over a four year period. The related expense will be recognized and recorded over a four year period as research and development expense. At the commencement of patient enrollment in the human cancer screening clinical trial the Company must pay MAYO $250,000 in milestone fees and upon U.S. Food and Drug Administration (FDA) approval the Company must pay MAYO $500,000 in milestone fees.

        On October 14, 2009, the Company entered into a technology license agreement with Hologic, Inc. (Hologic). Under the license agreement, Hologic granted the Company an exclusive, worldwide license within the field of human stool based colorectal cancer and pre-cancer detection or identification with regard to certain Hologic patents and improvements. Pursuant to the terms of this license agreement,

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10) COMMITMENTS AND CONTINGENCIES (Continued)

the Company paid an up-front payment of $50,000. The Company is required to pay Hologic a royalty fee based on a percentage of the Company's net sales of the licensed products. The Company also agreed to pay $100,000 upon commencement of an FDA clinical trial for a licensed product and an additional $100,000 at the time of final FDA pre-market approval or clearance for a licensed product.

        The Company has recorded research and development expense associated with license agreements of $1.9 million, $(0.2) million, and $1.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007. Future minimum payments due under the Company's technology licenses as of December 31, 2009 are as follows. Amounts included in the table are in thousands.

Year ending December 31,
2010	$171
2011	171
2012	181
2013	196
2014	196
Thereafter	1,596

$2,511

        The Company has also entered into several clinical research agreements, under which it is obligated to fund certain research activities for purposes of technology development. As of December 31, 2009 and 2008, the Company had no outstanding sample collection commitments. The Company has recorded research and development expense associated with clinical research agreements of approximately $0.5 million, $20,000, and $0.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, the Company's remaining obligation under these agreements was approximately $0.4 million, which is expected to be paid during 2010.

Third Party Royalty Obligation

        Under the terms of the Company's amended license agreement with LabCorp, the Company is potentially liable to reimburse LabCorp for a certain third-party royalty payment made by LabCorp in connection with its sales of PreGen-Plus and ColoSure. The Company's potential liability at December 31, 2009 of $1.0 million is described in Note 5 above. The Company's estimate of this obligation of $988,000 is recorded in the Company's consolidated balance sheets under the caption "Third party royalty obligation".

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(11) ACCRUED EXPENSES

        Accrued expenses at December 31, 2009 and 2008 consisted of the following. Amounts included in the table are in thousands.

	December 31,
	2009	2008
Compensation	$460	$32
Research and trial related expenses	238	80
Professional fees	153	382
Occupancy costs	153	270
Restructuring	140	342
Licenses	131	151
Other	110	70
Commercial operating expenses	—	171

	$1,385	$1,498

(12) LONG TERM DEBT

        During November 2009, the Company entered into a loan agreement with the Wisconsin Department of Commerce pursuant to which the Wisconsin Department of Commerce agreed to lend up to $1 million to the Company subject to the Company's satisfaction of certain conditions. The Company received the $1 million in December 2009. The terms of the loan are such that portions of the loan become forgivable if the Company meets certain job creation requirements. If the Company creates 100 full time positions as of June 30, 2015, the principal shall be reduced at the rate of $5,405 for each new position created. If the Company has created 185 new full-time positions, the full amount of principal shall be reduced. The loan bears an interest rate of 2%, which is subject to an increase to 4% if the Company does not meet certain job creation requirements. Both principal and interest payments under the loan agreement are deferred for five years. Based on the Company's estimation of the loan obligation, the table below represents the future principal obligations:

Year ending December 31,
2010	$—
2011	—
2012	—
2013	—
2014	—
Thereafter	1,000

$1,000

(13) EMPLOYEE BENEFIT PLAN

        The Company maintains a qualified 401(k) retirement savings plan (the "401(k) Plan") covering all employees. Under the terms of the 401(k) Plan, participants may elect to defer a portion of their compensation into the 401(k) Plan, subject to certain limitations. Company matching contributions may

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) EMPLOYEE BENEFIT PLAN (Continued)

be made at the discretion of the Board of Directors. There were no discretionary contributions made by the Company to the 401(k) Plan from its inception through December 31, 2004.

        The Company's Board of Directors approved 401(k) Plan matching contributions for 2008 and 2007 in the form of Company common stock equal to 50% of each participant's elective deferrals. The Company's Board of Directors approved 401(k) Plan matching contributions for 2009 in the form of Company common stock equal to 100% up to 6% of the participant's salary for that year. The Company recorded compensation expense of approximately $0.1 million, $34,000, and $0.1 million, respectively, in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 in connection with 401(k) Plan matching contributions.

(14) INCOME TAXES

        Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2009, the Company had federal and state net operating loss and research tax credit carryforwards of approximately $142.3 million and $3.4 million respectively, for financial reporting purposes, which may be used to offset future taxable income. The federal and state carryforwards expire beginning 2015 through 2029 and are subject to review and possible adjustment by the Internal Revenue Service. In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.

        As of December 31, 2009 and 2008, the Company had $5.3 million in excess tax benefit stock option deductions. The excess tax benefit arising from these deductions is credited to additional paid in capital as the benefit is realized.

        The Company has calculated a current alternative minimum tax (AMT) liability of $0.1 million for the year ended December 31, 2009. There were no current tax liabilities for the year ended December 31, 2008.

        The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows. Amounts included in the table are in thousands.

	December 31,
	2009	2008
Deferred tax assets:
Operating loss carryforwards	$54,276	$55,922
Tax credit carryforwards	3,459	3,286
Deferred revenue	6,396	1,070
Other temporary differences	2,777	2,970

Tax assets before valuation allowance	66,908	63,248
Less—Valuation allowance	(66,908)	(63,248)

Net deferred taxes	$—	$—

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(14) INCOME TAXES (Continued)

        A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its existence and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $66.9 million and $63.2 million valuation allowance at December 31, 2009 and 2008 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for the current year is $3.7 million.

        The effective tax rate differs from the statutory tax rate due to the following:

	December 31,
	2009	2008	2007
U.S. Federal statutory rate	34.0%	34.0%	34.0%
State taxes	5.6	5.6	5.6
Research and development tax credit	0.9	0.6	0.8
AMT Tax	(1.0)	—	—
AMT Credit	1.0	—	—
Stock-based compensation expense	(1.0)	(2.2)	(5.6)
Other adjustments	—	2.4	(5.1)
Valuation allowance	(40.5)	(40.4)	(29.7)

Effective tax rate	-1.0%	0.0%	0.0%

        In June 2006, the FASB issued guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, the FASB provided guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted these provisions on January 1, 2007. As required by the new guidance issued by the FASB, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied this guidance to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was none. There have been no changes in unrecognized tax benefits since January 1, 2007, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following December 31, 2009.

        As of December 31, 2009, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1995 through 2009, and to state income tax examinations for the tax years 1995 through 2009. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2009, 2008 and 2007.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(15) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2009. In the opinion of management, this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited financial statements and the notes to the financial statements appearing elsewhere in this Form 10-K.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Amounts in thousands, except per share data)
2009
Revenue	$1,000	$1,258	$1,256	$1,244
Cost of revenue	—	8	5	7
Research and development	108	2,015	837	1,253
General and administrative	4,768	1,638	1,478	1,665
Sales and marketing	—	40	12	174
Restructuring	(3)	—	—	—

Loss from operations	(3,873)	(2,443)	(1,076)	(1,855)
Interest income	34	49	35	1

Net loss	$(3,839)	$(2,394)	$(1,041)	$(1,854)

Net loss per share—basic and diluted	$(0.13)	$(0.08)	$(0.03)	$(0.05)

Weighted average common shares
outstanding—basic and diluted	30,230	31,283	34,932	35,429

2008
Revenue	$51	$(146)	$(663)	$(109)
Cost of revenue	1	—	—	—
Research and development	859	528	577	70
Sales and marketing	—	—	—	—
General and administrative	1,835	1,495	1,271	1,868
Restructuring	(2)	(5)	539	70

Loss from operations	(2,642)	(2,164)	(3,050)	(2,117)
Interest income	124	64	36	8

Net loss	$(2,518)	$(2,100)	$(3,014)	$(2,109)

Net loss per share—basic and diluted	$(0.09)	$(0.08)	$(0.11)	$(0.08)

Weighted average common shares
outstanding—basic and diluted	27,145	27,175	27,233	27,296

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no disagreements with accountants on accounting or financial disclosure matters.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

        We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company's disclosure controls and procedures as defined in 13a—15e as of the end of the period covered by this report conducted by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective to enable the Company to record, process, summarize and report the information it is required to disclose in the reports it files with the SEC within the required time periods.

  Changes in Internal Control Over Financial Reporting

        Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting during the quarter ended September 30, 2009, and noted the following significant changes.

  •
  In the quarter ended September 30, 2009, we began implementing "NetSuite," financial reporting software. During the quarter ended December 31, 2009, this system was fully implemented and operating effectively. With this implementation, our management ensures that our key controls are mapped to applicable NetSuite controls, and as appropriate, maintains and evaluates controls over the flow of information to and from NetSuite.

  •
  In the quarter ended September 30, 2009, we began implementing additional review procedures over monthly and quarterly financial reporting packages that will increase the operating effectiveness of the Company's internal control structure.

        We determined that there were no other changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Report on Internal Control over Financial Reporting.

        Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

Item 9B.    Other Information

        None.

PART III

        Items 10 through 14 are incorporated by reference to the following sections of our Proxy Statement for the Annual Meeting of Stockholders to be held on July 26, 2010: Proposal 1—Election of Directors, Occupations of Directors, The Nominees for Director and Officers , Securities Ownership of Certain Beneficial Owners and Management, Corporate Governance Principles and Board Matters, The Board of Directors and Its Committees, Compensation and Other Information Concerning Directors and Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Compensation and Other Information Concerning Directors and Officers, Equity Compensation Plan Information, Certain Relationships and Related Transactions and Independent Registered Public Accounting Firm and Ratification of Appointment of Independent Registered Public Accounting Firm.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

(3)
Exhibits (The exhibits required to be filed as a part of this Report are listed in the Exhibit Index).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION
Date: March 12, 2010	By:	/s/ KEVIN T. CONROY Kevin T. Conroy President & Chief Executive Officer

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

Name	Title	Date

/s/ KEVIN T. CONROY Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2010
/s/ MANEESH K. ARORA Maneesh K. Arora	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009
/s/ PATRICK J. ZENNER Patrick J. Zenner	Chairman of the Board	March 12, 2010
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	March 12, 2010
/s/ EDWIN M. KANIA, JR. Edwin M. Kania, Jr.	Director	March 12, 2010

Name	Title	Date

/s/ CONNIE MACK, III Connie Mack, III	Director	March 12, 2010
/s/ KATHERINE NAPIER Katherine Napier	Director	March 12, 2010
/s/ JAMES CONNELLY James Connelly	Director	March 12, 2010

Exhibit Index to Annual Report on Form 10-K

Exhibit Number		Description
3.1		Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

3.2		Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.1 to our Report on Form 10-Q filed on May 15, 2005, which is incorporated herein by reference)

4.1		Specimen certificate representing the Registrant's Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

4.2		Warrant No. W-1 issued to MAYO Foundation for Medical and Educational Research dated June 11, 2009 (previously filed as Exhibit 4.1 to our Report on Form 10-Q filed on August 13, 2009, which is incorporated herein by reference)

4.3		Warrant No. W-2 issued to MAYO Foundation for Medical and Educational Research dated June 11, 2009 (previously filed as Exhibit 4.2 to our Report on Form 10-Q filed on August 13, 2009, which is incorporated herein by reference)

10.1	*	1995 Stock Option Plan (previously filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.2	*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.3	*	Sixth Amended and Restated Registration Rights Agreement between the Registrant and the parties named therein dated as of April 7, 2000 (previously filed as Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.4		License Agreement between the Registrant and Genzyme Corporation dated as of March 25,1999 (previously filed as Exhibit 10.6 to our Annual Report on Form 10-K for the period ended December 31, 2006, which is incorporated herein by reference)

10.5		Form of Consulting Agreement by and between the Registrant and certain members of the scientific advisory board (previously filed as Exhibit 10.16 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

10.6	**	Agreement between the Registrant and Laboratory Corporation of America Holdings, Inc. dated June 26, 2002 (previously filed as Exhibit 10.10 to our Annual Report on Form 10-K for the period ended December 31, 2007, which is incorporated herein by reference)

10.7		Lease Agreement, dated January 23, 2003, between Marlborough Campus Limited Partnership and the Registrant, as amended (previously filed as Exhibit 10.11 to our Annual Report on Form 10-K for the period ended December 31, 2007, which is incorporated herein by reference)

10.8	**	Exclusive License Agreement between Matrix Technologies Corporation, d/b/a Apogent Discoveries, and the Registrant dated as of November 26, 2002 (previously filed as Exhibit 10.12 to our Annual Report on Form 10-K for the period ended December 31, 2007, which is incorporated herein by reference)

Exhibit Number		Description
10.9	**	First Amendment to License Agreement by and between the Registrant and Laboratory Corporation of America Holdings, Inc. dated January 19, 2004 (previously filed as Exhibit 10.12 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.10	**	Sublicense Agreement between the Registrant and Beckman Coulter dated July 28, 2003 (previously filed as Exhibit 10.13 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.11	*	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.14 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.12	*	Form of Non-Qualified Stock Option Agreement (previously filed as Exhibit 10.1 to our Report on Form 10-Q filed on November 4, 2004, which is incorporated herein by reference)

10.13	+*	The Registrant's 2000 Employee Stock Purchase Plan

10.14	*	Amended and Restated Employee Retention Agreement between the Registrant and Jeffrey R. Luber dated April 18, 2008 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on April 22, 2008, which is incorporated herein by reference)

10.15	*	Amended and Restated Employee Retention Agreement between the Registrant and Charles R. Carelli, Jr. dated April 18, 2008 (previously filed as Exhibit 10.2 to our Report on Form 8-K filed on April 22, 2008, which is incorporated herein by reference)

10.16	**	Second Amendment to Agreement between the Registrant and Laboratory Corporation of America Holdings, dated as of June 27, 2007 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on July 3, 2007, which is incorporated herein by reference)

10.17	+*	Non-Employee Director Compensation Policy

10.18	*	Executive Incentive Plan (previously filed as Exhibit 10.2 to our Report on Form 8-K filed on August 15, 2007, which is incorporated herein by reference)

10.19	**	Third Amendment to Agreement between the Registrant and Laboratory Corporation of America Holdings, dated as of August 31, 2007 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on September 7, 2007, which is incorporated herein by reference)

10.20		Sublease Agreement between the Registrant and INTRINSIX Corp., dated as of November 20, 2007 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on November 21, 2007, which is incorporated herein by reference)

10.21		Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K for the period ended December 31, 2007, which is incorporated herein by reference)

10.22	**	Fourth Amendment to Agreement between the Registrant and Laboratory Corporation of America Holdings, dated as of March 17, 2008 (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 9, 2008, which is incorporated herein by reference)

Exhibit Number		Description
10.23	**	License Agreement between the Registrant and Case Western Reserve University, dated as of July 18, 2005, as amended (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 8, 2008, which is incorporated herein by reference)

10.24	**	Amended and Restated License Agreement between The Johns Hopkins University and the Registrant, dated as of March 25, 2003, as amended (previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2008, which is incorporated herein by reference)

10.25		Sublease Agreement by and between the Registrant and QTEROS, Inc., dated as of December 9, 2008 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on December 15, 2008, which is incorporated herein by reference)

10.26	**	Collaboration, License and Purchase Agreement between Genzyme Corporation and the Registrant, dated January 27, 2009 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on January 28, 2009, which is incorporated herein by reference)

10.27	**	Assignment, Sublicense, Consent and Eighth Amendment to License Agreement among the Registrant, Genzyme Corporation and The Johns Hopkins University, dated January 27, 2009 (previously filed as Exhibit 10.2 to our Report on Form 8-K filed on January 28, 2009, which is incorporated herein by reference)

10.28	**	Amended and Restated License Agreement between Genzyme Corporation and the Registrant, dated January 27, 2009 (previously filed as Exhibit 10.3 to our Report on Form 8-K filed on January 28, 2009, which is incorporated herein by reference)

10.29		Common Stock Subscription Agreement between the Registrant and Genzyme Corporation, dated January 27, 2009 (previously filed as Exhibit 10.4 to our Report on Form 8-K filed on January 28, 2009, which is incorporated herein by reference)

10.30	**	Seventh Amendment to License Agreement between the Registrant and The Johns Hopkins University, dated as of December 15, 2008 (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.31	*	Employment Agreement by and between Kevin T. Conroy and the Registrant, dated as of March 18, 2009 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on March 18, 2009, which is incorporated herein by reference)

10.32	*	Employment Agreement by and between Maneesh Arora and the Registrant, dated as of March 18, 2009 (previously filed as Exhibit 10.2 to our Report on Form 8-K filed on March 18, 2009, which is incorporated herein by reference)

10.33	*	Release Agreement between Jeffrey R. Luber and the Registrant, dated as of March 31, 2009 (previously filed as Exhibit 10.36 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.34	*	Release Agreement between Charles R. Carelli, Jr. and the Registrant, dated as of March 31, 2009 (previously filed as Exhibit 10.37 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.35	*	Employment Agreement by and between Graham Lidgard and the Registrant, dated as of August 1, 2009 (previously filed as Exhibit 10 to our Report on Form 10-Q filed on November 12, 2009, which is incorporated herein by reference)

Exhibit Number		Description
10.36	+*	Employment Agreement by and between Dr. Barry Berger and the Registrant, dated as of August 1, 2009

10.37	**	License Agreement by and between MAYO Foundation for Medical and Educational Research and the Registrant, dated June 11, 2009 (previously filed as Exhibit 10.2 to our Report on Form 10-Q filed on August 13, 2009, which is incorporated herein by reference)

10.38		Form of Securities Purchase Agreement, dated June 11, 2009 (previously filed as Exhibit 10 to our Report on Form 8-K filed on June 12, 2009, which is incorporated herein by reference)

10.39	+**	Technology License Agreement by and between Hologic, Inc., Third Wave Technologies, Inc., and the Registrant, dated as of October 14, 2009

10.40	+	Loan Agreement, dated November 10, 2009, between the Wisconsin Department of Commerce and the Registrant

10.41	+	Lease Agreement, dated November 10, 2009, between University Research Park Incorporated and the Registrant

21.1		Subsidiaries of the Registrant (previously filed as Exhibit 21.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

23.1	+	Consent of Grant Thornton LLP

23.2	+	Consent of Ernst & Young LLP

24.1		Power of Attorney (included on signature page)

31.1	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Confidential Treatment requested for certain portions of this Agreement.

+
Filed herewith.