Form 10-Q
period 2010-03-31
EXACT SCIENCES CORP
filed 2010-05-10
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, the registrant had 40,099,242 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part 1 — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$18,171	$21,924
Marketable securities	4,221	2,404
Prepaid expenses and other current assets	606	484
Restricted cash	500	500
Total current assets	23,498	25,312
Property and Equipment, at cost:
Laboratory equipment	556	492
Office and computer equipment	143	90
Leasehold improvements	74	12
Furniture and fixtures	20	20
	793	614
Less—Accumulated depreciation and amortization	(204)	(156)
	589	458

	$24,087	$25,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$289	$155
Accrued expenses	1,244	1,385
Third party royalty obligation, current portion	988	—
Deferred license fees, current portion	4,889	4,986
Total current liabilities	7,410	6,526

Third party royalty obligation, less current portion	—	988
Long term debt	1,000	1,000
Long term accrued interest	6	1
Deferred license fees, less current portion	10,934	11,161

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—35,832,021 and 35,523,140 shares at March 31, 2010 and December 31, 2009	358	355
Additional paid-in capital	188,096	187,333
Other comprehensive loss	—	(1)
Accumulated deficit	(183,717)	(181,593)
Total stockholders’ equity	4,737	6,094
	$24,087	$25,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Product royalty fees	$12	$7
License fees	1,287	993
	1,299	1,000
Cost of revenue:
Product royalty fees	6	—

Gross profit	1,293	1,000

Operating expenses:
Research and development	1,795	108
General and administrative	1,512	4,768
Sales and marketing	109	—
Restructuring	—	(3)
	3,416	4,873

Loss from operations	(2,123)	(3,873)

Interest income (expense)	(1)	34

Net loss	$(2,124)	$(3,839)

Net loss per share—basic and diluted	$(0.06)	$(0.13)

Weighted average common shares outstanding—basic and diluted	35,607	30,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,124)	$(3,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	48	12
Amortization and write-offs of patents	—	95
Stock-based compensation	527	623
Amortization of deferred license fees	(1,286)	(993)
Warrant licensing expense	27	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(122)	(500)
Accounts payable	134	(649)
Accrued expenses	(76)	(264)
Accrued interest	5	—
Third party royalty obligation	—	(1,485)
Net cash used in operating activities	(2,867)	(7,000)

Cash flows from investing activities:
Purchases of marketable securities	(3,572)	(16,947)
Maturities of marketable securities	1,756	—
Purchases of property and equipment	(179)	(9)
Net cash used in investing activities	(1,995)	(16,956)

Cash flows from financing activities:
Proceeds from Genzyme Collaboration, License and Purchase Agreement	962	16,650
Proceeds from sale of common stock to Genzyme	—	6,000
Proceeds from exercise of common stock options and stock purchase plan	147	14
Payment for repurchase of stock options	—	(50)
Net cash provided by financing activities	1,109	22,614

Net decrease in cash and cash equivalents	(3,753)	(1,342)
Cash and cash equivalents, beginning of period	21,924	4,937
Cash and cash equivalents, end of period	$18,171	$3,595

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$(1)	$—
Issuance of 15,460 shares of common stock to fund the Company’s 401(k) matching contribution for 2009	$65	$—

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

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

At March 31, 2010 and December 31, 2009, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale.  The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  There were no realized gains for the three months ended March 31, 2010 and 2009 respectively.  Unrealized gains or losses on investments are recorded in other comprehensive income.

Patent Costs

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life of five years.  Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the three months ended March 31, 2010 should be expensed and not capitalized as the future economic benefit derived from the transactions was indeterminate.

In connection with the Genzyme strategic transaction the Company sold its then-remaining capitalized intellectual property to Genzyme on January 27, 2009, and accordingly, wrote off the remaining unamortized capitalized patent costs at that time. There are no capitalized patent costs recorded in the Company’s financial statements as of March 31, 2010 and December 31, 2009.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2010	2009
Shares issuable upon exercise of stock options	6,003	6,636
Shares issuable upon exercise of outstanding warrants	1,050	—
	7,053	6,636

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

As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, in connection with our strategic transaction with Genzyme, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), including its obligation to deliver certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and will amortize that up-front payment on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010 and the amount was deferred and will be amortized on a straight line basis into revenue over the remaining term of the collaboration at the time of receipt. Receipt of any additional holdback amounts will be similarly treated.

In addition, Genzyme paid $2.00 per share for the 3,000,000 shares of common stock purchased from the Company on January 27, 2009, representing a premium of $0.51 per share above the closing price of the Company’s common stock on that date of $1.49 per share. The aggregate premium paid by Genzyme over the closing price of the Company’s common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement. Accordingly, the Company deferred the aggregate $1.53 million premium and will amortize that amount on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company recognized approximately $0.9 million and $0.7 million, respectively, in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the quarters ended March 31, 2010 and 2009.

Critical Accounting Estimate—Third-Party Royalty Obligation

Pursuant to the terms of the agreement the Company has with LabCorp, we agreed to reimburse LabCorp $3.5 million for certain third party royalty payments.  As of March 31, 2010 we have paid $2.5 million to LabCorp.  We will be required to pay at a maximum the remaining $1.0 million balance in January of 2011.  Based on anticipated sales volumes of ColoSure, as of March 31, 2010, we accrued a total of $988,000 related to the total potential remaining $1.0 million obligation to LabCorp. Charges to record or adjust the obligation were recorded under the caption “Product royalty fees” in our consolidated statements of operations. No charges were recorded during the three months ended March 31, 2010 and 2009. Future increases or decreases in this obligation, to the extent necessary, will continue to be recorded as charges to the product royalty revenue line item of our consolidated statements of operations.

Comprehensive Loss

Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
(In thousands)	2010	2009
Net loss	$(2,124)	$(3,839)
Unrealized gain on marketable securities	1	71
Comprehensive loss	$(2,123)	$(3,768)

(3) MAYO LICENSING AGREEMENT

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

Warrants

The warrants granted to MAYO were valued based on a Black-Scholes pricing model at the date of the grant. The warrants were granted with an exercise price of $1.90 per share of common stock. The grant to purchase 1,000,000 shares was immediately exercisable and the grant to purchase 250,000 shares vests and becomes exercisable over a four year period. The total value of the warrants was calculated to be $2.1 million and a non-cash charge of $1.7 million was recognized as research and development expense in the second quarter of 2009 and the remaining $0.4 million non-cash charge will be recognized straight-line over the four year vesting period.  Total warrant expense for the three months ended March 31, 2010 was $26,000.  The assumptions for the Black-Scholes pricing model are represented in the table below.

Assumptions for Black-Scholes Pricing Model:

Exercise price	$1.90
Stock price	$1.99
Volatility	86.30%
Life of warrant (in years)	10
Treasury rate	3.88%
Yield	0%
Fair value per warrant	$1.72

In March of 2010, MAYO partially exercised its warrant covering 1,000,000 shares by utilizing the cashless exercise provision contained in the agreement.  As a result of this exercise for a gross amount of 200,000 shares, (1) in lieu of paying a cash exercise price, MAYO forfeited its rights with respect to 86,569 shares leaving it with a net amount of 113,404 shares, and (2) the warrant now covers a total of 800,000 shares.

Royalty Payments

The Company will make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement. Minimum royalty payments will be $10,000 in 2012 and $25,000 per year thereafter through 2029, the year the last patent expires.

Other Payments

Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a clinical trial in support of the Company’s efforts to obtain FDA clearance for its sDNA colorectal cancer screening product, and a $500,000 payment upon FDA approval of such product. The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. It is uncertain as to when the FDA trial will begin and when the FDA will clear the Company’s cancer screening test. Therefore, the $250,000 and $500,000 milestone payments have not been recorded as liabilities. The Company will periodically evaluate the status of the FDA trial. In addition, the Company will be required to pay a minimum of $156,000 to MAYO through June 2010 for research and development efforts.  It is estimated that the Company could incur a total of $1.3 million of expenses in 2010 for collaborative research and development efforts with MAYO.

(4) RESTRUCTURING

2008 Restructuring

In July 2008, we took actions to reduce our cost structure to help preserve our cash resources, which we refer to as the 2008 Restructuring.  These actions included suspending the clinical validation study of our Version 2 technology, eliminating eight positions, or 67% of our staff, and seeking the re-negotiation of certain fixed commitments.  Amounts remaining in the 2008 Restructuring accrual at March 31, 2010, which are expected to be paid out in cash through July 2010, are recorded under the caption “Accrued expenses” in the Company’s condensed consolidated balance sheets.  The following table summarizes changes made to the restructuring accrual during the three months ended March 31, 2010 relating to the 2008 Restructuring.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	March 31,
Type of Liability	2009	Charges	Payments	2010
Employee separation costs	$—	$—	$—	$—
Facility consolidation costs	73	(18)	—	55
Total	$73	$(18)	$—	$55

The following table summarizes changes made to the restructuring accrual during the three months ended March 31, 2009, relating to the 2008 Restructuring.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	March 31,
Type of Liability	2008	Charges	Payments	2009
Employee separation costs	$16	$(2)	$(14)	$—
Facility consolidation costs	165	(1)	(43)	121
Total	$181	$(3)	$(57)	$121

2007 Restructuring

During the third quarter of 2007, in connection with the Third Amendment to the LabCorp agreement, the Company notified six employees of their termination from the Company (the “2007 Restructuring”).  The 2007 Restructuring was principally designed to eliminate the Company’s sales and marketing functions to reduce costs and help preserve the Company’s cash resources.  Amounts remaining in the 2007 Restructuring accrual at March 31, 2010, which are expected to be paid out through July 2010, are recorded under the caption “Accrued expenses” in the

Company’s condensed consolidated balance sheets.  The following table summarizes the 2007 Restructuring activities during the three months ended March 31, 2010.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	March 31,
Type of Liability	2009	Charges	Payments	2010
Employee separation costs	$—	$—	$—	$—
Facility consolidation costs	67	(23)	—	44
Total	$67	$(23)	$—	$44

The following table summarizes changes made to the restructuring accrual during the three months ended March 31, 2009, relating to the 2007 Restructuring.  Amounts included in the table are in thousands.

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

Stock-Based Compensation Expense

The Company recorded $0.5 million in stock-based compensation expense during the three months ended March 31, 2010 in connection with the amortization of restricted common stock awards and stock options granted to employees, non-employee directors and non-employee consultants.   The Company recorded $0.6 million in stock-based compensation expense during the three months ended March 31, 2009 in connection with the amortization of awards of common stock, restricted common stock and stock options granted to employees, non-employee directors and non-employee consultants and certain stock option modifications.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  No forfeiture rate was utilized for awards granted prior to 2009 due to the monthly vesting terms of the options granted in that timeframe.  Because of the vesting terms, the Company was, in effect, recording stock-based compensation only for those awards that were vesting and expected to vest and a forfeiture rate was not necessary.  Awards granted in the three months ended March 31, 2010 that vest annually are all expected to vest and no forfeiture rate was utilized. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the assumptions in the following table.

	Three Months Ended
	March 31,
	2010	2009

Option Plan Shares
Risk-free interest rates	2.55% - 2.69%	1.76%
Expected term (in years)	6	6
Expected volatility	92%	85%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$3.61	$0.60

ESPP Shares
Risk-free interest rates	0.17%-0.38%	(1)
Expected term (in years)	0.5-1	(1)
Expected volatility	80.59%-127.15%	(1)
Dividend yield	0%	(1)
Weighted average fair value per share of stock purchase rights granted during the period	$1.06	(1)

(1) The Company did not issue stock purchase rights under its 2000 Purchase Plan during the period indicated.

Stock Option and Restricted Stock Activity

A summary of stock option and restricted stock activity under the 1995 Option Plan and the 2000 Option Plan during the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2010	5,952,019	$1.75	8.6
Granted	155,812	$1.21
Exercised	(105,017)	$1.40
Cancelled or redeemed	—	—
Outstanding, March 31, 2010	6,002,814	$1.74	8.4	$17,824

Exercisable, March 31, 2010	1,868,688	$2.76	7.1	$4,704

Vested and expected to vest, March 31, 2010	6,002,814	$1.74	8.4	$17,824

(1)             The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $4.45 market price of the Company’s common stock at March 31, 2010.

The table above includes outstanding restricted stock awards of 115,000 shares as of March 31, 2010 reflected as options with no exercise price.  The Company granted 99,812 shares of common stock pursuant to restricted stock awards during the three months ended March 31, 2010.  There were 24,812 common stock awards that vested and were no longer subject to restriction during the three months ended March 31, 2010.

As of March 31, 2010, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.12 years.

(6) FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s fair value measurements as of March 31, 2010 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).  Amounts in the table are in thousands.

		Fair Value Measurement at March 31, 2010 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$18,171	$18,171	$—	$—
Available-for-Sale
Certificates of deposit	650	650	—	—
Marketable debt securities	$3,571	$—	$3,571	$—
Total	$22,392	$18,821	$3,571	$—

The following table presents the Company’s fair value measurements as of December 31, 2009 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2009 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$21,924	$21,924	$—	$—
Available-for-Sale
Certificates of deposit	650	650
Marketable securities	1,754	—	1,754	—
Total	$24,328	$22,574	$1,754	$—

(7) INCOME TAXES

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At March 31, 2010 the Company had a deferred tax asset of approximately $66.9 million.

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at March 31, 2010 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

In June 2006, the FASB issued guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, the FASB provided guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. The Company adopted these provisions on January 1, 2007. As required by the new guidance issued by the FASB, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied this guidance to all tax positions for which the statute of limitations remained open. The amount of unrecognized tax benefits as of January 1, 2007 was none. There have been no changes in unrecognized tax benefits since January 1, 2007, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following March 31, 2010.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations.  The guidance also clarifies the existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs.  The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated balance sheet or required financial statement disclosures.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements.  The new ASU’s permit prospective and retrospective adoption, and Exact elected prospective adoption during the first quarter of 2010.  Prospective adoption required Exact to apply the new ASU’s to revenue arrangements entered into or materially modified beginning January 1, 2010.  Upon adoption of this guidance, the timing of revenue recognition has not significantly changed and the impact to Exact’s condensed financial position, results of operations or cash flows were not material.

(9) SUBSEQUENT EVENTS

On April 19, 2010 the Company completed an underwritten public offering of 4.2 million shares of common stock at a price of $4.50 per share to the public. The Company received approximately $17.6 million of net proceeds from the offering, after deducting the underwriting discount and estimated expenses of the offering payable by the Company. The Company expects to use the net proceeds from the offering for general corporate and working capital purposes, including the funding of strategic initiatives that the Company may undertake from time to time, for product development and the furtherance of the Company’s efforts to obtain FDA clearance of its sDNA colorectal cancer screening product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, which has been filed with the Securities and Exchange Commission, or SEC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, expected license fee revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2009.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our current focus is on the commercial development and seeking U.S. Food and Drug Administration (FDA) clearance of our stool-based DNA, or sDNA, colorectal cancer screening product.  We believe obtaining FDA approval is critical to building broad demand and successful commercialization for our sDNA colorectal cancer screening technologies.

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

There is a significant unmet clinical need related to the diagnosis of colorectal cancer.  Approximately half of those who should be screened for colorectal cancer are screened according to current guidelines.

Poor compliance has meant that nearly two-thirds of colon cancer diagnoses are made in the disease’s late stages.  The five-year survival rates for stages 3 and 4 are 68 percent and 10 percent, respectively.

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

The competitive landscape is favorable to sDNA-based screening.  All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost.  Colonoscopy is uncomfortable and expensive.  Fecal blood testing suffers from poor sensitivity and poor compliance.  Blood-based DNA testing also is disadvantaged by its sensitivity.  Data from a clinical trial of one blood-based test was released earlier this year.  It demonstrated 50-64 percent sensitivity across all stages of cancer, with little sensitivity for pre-cancer.

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

Our intellectual property portfolio positions us as the leading player in the sDNA market.  Our patent estate broadly protects our position in the market, including the platform technology, methods and biomarkers.  In 2009, we expanded our intellectual property estate through our collaboration with the Mayo Clinic.  We had previously licensed on an exclusive basis Johns Hopkins’ digital PCR technologies for colon cancer detection, as well as Case Western’s important Vimentin DNA methylation marker.  In 2009, we also licensed the Hologic. Inc.’s Invader detection chemistry, which we plan to incorporate into our test.

We have generated limited operating revenues since inception and, as of March 31, 2010, we had an accumulated deficit of approximately $183.7 million.  Losses have historically resulted from costs incurred in conjunction with research, development and clinical study initiatives; salaries and benefits associated with the hiring of personnel; the initiation of marketing programs; and prior to August 31, 2007, the build-out of our sales infrastructure to support the commercialization of sDNA screening.  We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

Financial Overview.

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to LabCorp and Genzyme and product royalty fees on tests sold by LabCorp utilizing our technology. We expect that product royalty fees for the full year 2010 will be consistent with amounts recorded in 2009. We expect that license fee revenue resulting from the amortization of the up-front license payment from LabCorp and Genzyme in 2010 will be higher than amounts recorded in 2009 as a result of a full year of revenue from the Genzyme transaction and from the expected receipt of holdback amounts from Genzyme during 2010.

Our Cost Structure.  Our general and administrative expenses have consisted primarily of non-research personnel salaries, office expenses, professional fees and, non-cash stock-based compensation. Effective August 31, 2007 we eliminated our sales and marketing functions and therefore, did not incur any sales and marketing expenses in 2008. We incurred sales and marketing expenses of $0.2 million in 2009 as a result of increased sales and marketing activities in support of developing an FDA-approved in vitro diagnostic test for the early detection and prevention of colon cancer.

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this report, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition.

License fees.  License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period. On June 27, 2007, we entered into an amendment to our exclusive license agreement with LabCorp, or the Second Amendment, which, among other modifications to the terms of the license, extended the exclusive license period of the license with LabCorp from August 2008 through December 2010. Accordingly, we are amortizing the remaining deferred revenue balance at the time of the Second Amendment ($4.7 million) on a straight-line basis over the remaining exclusive license period, which ends in December 2010.

In connection with our January 2009 strategic transaction with Genzyme we received an up-front payment of $16.65 million on January 27, 2009 in exchange for the assignment and licensing of certain intellectual property to Genzyme.  Our on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), including our obligation to deliver certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing.  Accordingly, we deferred the initial $16.65 million in cash received at closing and are amortizing that up-front payment on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014.  The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010 and the amount was deferred and will be amortized on a straight line basis into revenue over the remaining term of the collaboration at the time of receipt.  The second holdback amount will be received in July 2010.  In addition, Genzyme paid $2.00 per share for the 3,000,000 shares of our common stock purchased on January 27, 2009, representing a premium of $0.51 per share above the closing price of our common stock on that date of $1.49 per share.  The aggregate premium paid by Genzyme over the closing price of our common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement.  Accordingly, we deferred the aggregate $1.53 million premium and are amortizing that amount on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014.  We recognized approximately $0.9 million and $0.7 million, respectively, in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended March 31, 2010 and 2009.

Stock-Based Compensation.  In accordance with GAAP, all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), are recognized in the consolidated financial statements based on their fair values. The following assumptions are used in determining the fair value of stock option grants:

•                  Valuation and Recognition - The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period.

•                  Expected Term - The Company uses the simplified calculation of expected term, described in the SEC’s Staff Accounting Bulletin 107 and 110, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected term. Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

•                  Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the awards.

•                  Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  No forfeiture rate was utilized for awards granted prior to 2009 due to the monthly vesting terms of the options granted in that timeframe.  Because of the vesting terms, the Company was, in effect, recording stock-based compensation only for those awards that were vesting and expected to vest and a forfeiture rate was not necessary.  Awards granted in the three months ended March 31, 2010 that vest annually are all expected to vest and no forfeiture rate was utilized.

Critical Accounting Estimate—Third-Party Royalty Obligation

Pursuant to the terms of the agreement the Company has with LabCorp, we agreed to reimburse LabCorp $3.5 million for certain third party royalty payments.  As of March 31, 2010 we have paid $2.5 million to LabCorp.  We will be required to pay at a maximum the remaining $1.0 million balance in January of 2011.  Based on anticipated sales volumes of ColoSure, as of March 31, 2010, we accrued a total of $988,000 related to the total potential remaining $1.0 million obligation to LabCorp. Charges to record or adjust the obligation were recorded under the caption “Product royalty fees” in our consolidated statements of operations. No charges were recorded during the three months ended March 31, 2010 and 2009 respectively. Future increases or decreases in this obligation, to the extent necessary, will continue to be recorded as charges to the product royalty revenue line item of our consolidated statements of operations.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurement and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance provides for the following new required disclosures related to fair value measurements: 1) the amounts of and reasons for significant transfers in and out of level one and level two inputs and 2) separate presentation of purchases, sales, issuances, and settlements on a gross basis rather than as one net number for level three reconciliations.  The guidance also clarifies the existing disclosures as follows: 1) provide fair value measurement disclosures for each class of assets and liabilities and 2) provide disclosures about the valuation techniques and inputs used for both recurring and nonrecurring level two or level three inputs.  The Company has adopted this standard, but it did not have a material effect on the Company’s consolidated balance sheet or required financial statement disclosures.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements.  The new ASU’s permit prospective and retrospective adoption, and Exact elected prospective adoption during the first quarter of 2010.  Prospective adoption required Exact to apply the new ASU’s to revenue arrangements entered into or materially modified beginning January 1, 2010.  Upon adoption of this guidance, the timing of revenue recognition has not significantly changed and the impact to Exact’s condensed financial position, results of operations or cash flows were not material.

Results of Operations

Revenue.  Total revenue increased to $1.3 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009.  Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our amended license agreement with LabCorp and our collaboration, license and purchase agreement with Genzyme.  The unamortized LabCorp up-front payment is being amortized on a straight-line basis over the remaining exclusive license period, which ends in December 2010. The unamortized Genzyme up-front payment is being amortized on a straight-line basis over the initial Genzyme collaboration period which ends January 2014.

Revenues also include royalties on LabCorp’s sales of ColoSure to LabCorp as well as charges for our third-party royalty reimbursement obligations to LabCorp which are recorded as reductions to revenue under financial accounting guidance.

Research and development expenses.  Research and development expenses increased to $1.8 million for the three months ended March 31, 2010 from $0.1 million for the three months ended March 31, 2009.  The increase for the three months ended March 31, 2010 was primarily due to an increase of $0.8 million in compensation expenses, $0.4 million of research collaboration expenses, $0.3 million of lab expenses as well as $0.2 million in professional fee expenses when compared to the same period in 2009. The increase in these categories was the result of increased research and development activities in support of our efforts to obtain FDA clearance of our sDNA colorectal cancer screening product.

As a result of these efforts, we expect research and development costs in 2010 to continue to be higher than 2009 levels.

General and administrative expenses.  General and administrative expenses decreased to $1.5 million for the three months ended March 31, 2010, compared to $4.8 million for the same period in 2009.  The decrease was primarily due to the non-recurrence of $1.9 million in transaction costs related to the Genzyme strategic transaction in January 2009,  a reduction in personnel and non-cash stock-based compensation expenses of $1.1 million and a reduction in other general and administrative expenses of $0.3 million.   The decrease in non-cash stock-based compensation was due to certain stock option modification charges during the three months ended March 31, 2009.

Sales and marketing expenses. Sales and marketing expenses increased to $0.1 million for the three months ended March 31, 2010 from none in 2009 as a result of increased sales and marketing efforts and activities in support of our efforts to obtain FDA clearance of our sDNA colorectal cancer screening product.

Interest income (expense).  Primarily as a result of increased cash and investment balances offset by less favorable interest rates on investments held, interest income (expense) decreased to ($1,000) of interest expense for the three months ended March 31, 2010 from $34,000 of interest income for the same period in 2009.  This interest expense is due to approximately $5,000 of interest expense recorded in connection with accrued interest at March 31, 2010 and due to decreased yields on investments held.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, cash received from LabCorp in connection with our license agreement, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of March 31, 2010, we had approximately $22.4 million in unrestricted cash, cash equivalents, and marketable securities and $0.5 million in restricted cash, which has been pledged as collateral for an outstanding letter of credit.  All of our investments in marketable securities are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. As of March 31, 2010 we had approximately $4.2 million in marketable securities.

On April 19, 2010, we completed an underwritten public offering of 4.2 million shares of common stock at a price of $4.50 per share to the public. We received approximately $17.6 million of net proceeds from the offering, after deducting the underwriting discount and estimated expenses of the offering payable by us.

Net cash used in operating activities was $2.9 million for the three months ended March 31, 2010 as compared to $7.0 million for the three months ended March 31, 2009.  The principal use of cash in operating activities for the three months ended March 31, 2010 and 2009 was to fund our net loss.  The decrease in net cash used in operating activities for the three months ended March 31, 2010 as compared to the same period in 2009, was primarily due to the payments of approximately $1.1 million of professional fees in connection with the Genzyme strategic transaction, one-time retention bonus payments to employees pursuant to board-approved retention payments of approximately $0.8 million, and one-time severance payments of approximately $0.8 million to former executives which were paid in 2009 and similar expenses were not incurred in 2010.

Net cash used in investing activities was $2.0 million for the three months ended March 31, 2010 as compared to $17.0 million for the three months ended March 31, 2009.  The decrease in cash used in investing activities for the three months ended March 31, 2010 compared to the same period in 2009 was the result of purchases and maturities of marketable securities being less than the purchases of marketable securities in the same period in 2009.  Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $0.2 million for the three months ended March 31, 2010 and $9,000 for the three months ended March 31, 2009. Purchases of property and equipment of approximately $0.2 million during the three months ended March 31, 2010 were higher than purchases of property and equipment for the three months ended March 31, 2009 as a result of increased research and development activities.  Based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment during 2010 will be higher than amounts invested in 2009.

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2010 as compared to $22.6 million for the three months ended March 31, 2009.  The decrease in cash provided by financing activities for the three months ended March 31, 2010 was primarily related to the receipt of approximately $22.6 million in connection with the Genzyme strategic transaction in 2009.  During the three months ended March 31, 2010, cash inflows were not as significant and consisted of $962,000 in connection with the receipt of the first Genzyme hold back and cash inflows from stock option exercises of $0.2 million.

We expect that cash and cash equivalents on hand at March 31, 2010, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  In April 2010, we raised $17.6 million in additional equity capital.  However, since we have no current sources of material ongoing revenue, we will need to raise additional capital to fully fund our current strategic plan, the centerpiece of which is the commercialization of our sDNA technology through completion of the development of an FDA-cleared in vitro diagnostic test for sDNA colorectal pre-cancer and cancer screening.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1A. Risk Factors

Other than the factor set forth below, there have been no material changes to the risk factors included in Part I, Item 1A, of the 2009 Form 10-K.

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

We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us, or that courts or regulatory agencies will hold our patents to be valid or enforceable. We have in the past been the subject of opposition proceedings relating to our patents. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with a third party or the unenforceability or invalidity of such patents. Furthermore, in the life sciences field, courts frequently render opinions that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of isolated DNA and/or methods for analyzing or comparing DNA.  Such decisions might adversely impact our ability to obtain new patents and facilitate third-party challenges to our existing patents that result in determinations that our existing patents are unenforceable or invalid.

Item Sale of Unregistered Securities

On June 11, 2009, we entered into a strategic transaction with the MAYO Foundation for Medical Education and Research (MAYO) to obtain a world-wide exclusive license to certain intellectual property. As part of the licensing agreement, we granted MAYO two common stock purchase warrants for 1,000,000 and 250,000 shares of common stock, respectively.

In March of 2010, MAYO partially exercised its warrant covering 1,000,000 shares by utilizing the cashless exercise provision contained in the warrant.  As a result of this exercise for a gross amount of 200,000 shares, (1) in lieu of paying a cash exercise price, MAYO forfeited it rights with respect to 86,569 shares leaving it with a net amount of 113,404 shares, and (2) the warrant now covers a total of 800,000 shares.

We believe that the offer and sale of the securities referenced were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering.

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

EXACT SCIENCES CORPORATION

Date: May 10, 2010	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Authorized Officer)

Date: May 10, 2010	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.