Form 10-Q
period 2010-06-30
EXACT SCIENCES CORP
filed 2010-08-09
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 6, 2010, the registrant had 40,277,937 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part 1 — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$24,232	$21,924
Marketable securities	13,092	2,404
Prepaid expenses and other current assets	533	484
Restricted cash	500	500
Total current assets	38,357	25,312
Property and Equipment, at cost:
Laboratory equipment	729	492
Office and computer equipment	160	90
Leasehold improvements	89	12
Furniture and fixtures	20	20
	998	614
Less—Accumulated depreciation and amortization	(261)	(156)
	737	458

	$39,094	$25,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$561	$155
Accrued expenses	1,483	1,385
Third party royalty obligation, current portion	988	—
Deferred license fees, current portion	4,552	4,986
Total current liabilities	7,584	6,526

Third party royalty obligation, less current portion	—	988
Long term debt	1,000	1,000
Long term accrued interest	11	1
Deferred license fees, less current portion	9,964	11,161

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—40,201,552 and 35,523,140 shares at June 30, 2010 and December 31, 2009	402	355
Additional paid-in capital	206,330	187,333
Other comprehensive loss	(3)	(1)
Accumulated deficit	(186,194)	(181,593)
Total stockholders’ equity	20,535	6,094
	$39,094	$25,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product royalty fees	$7	$11	$19	$18
License fees	1,307	1,247	2,594	2,240
	1,314	1,258	2,613	2,258
Cost of revenue:
Product royalty fees	6	8	12	8

Gross profit	1,308	1,250	2,601	2,250

Operating expenses:
Research and development	2,123	2,015	3,918	2,123
General and administrative	1,339	1,638	2,851	6,406
Sales and marketing	330	40	439	40
Restructuring	—	—	—	(3)
	3,792	3,693	7,208	8,566

Loss from operations	(2,484)	(2,443)	(4,607)	(6,316)

Interest income, net	7	49	6	83

Net loss	$(2,477)	$(2,394)	$(4,601)	$(6,233)

Net loss per share—basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.21)
		.		.
Weighted average common shares outstanding—basic and diluted	39,067	31,283	37,347	30,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(4,601)	$(6,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	105	26
Amortization and write-offs of patents	—	95
Stock-based compensation	1,035	1,334
Amortization of deferred license fees	(2,593)	(2,240)
Warrant licensing expense	54	1,725
Changes in assets and liabilities:
Prepaid expenses and other current assets	(49)	(236)
Accounts payable	406	(399)
Accrued expenses	163	(381)
Accrued interest	10	—
Third party royalty obligation	—	(1,485)
Net cash used in operating activities	(5,470)	(7,794)

Cash flows from investing activities:
Purchases of marketable securities	(16,116)	(16,972)
Maturities of marketable securities	5,426	1,500
Purchases of property and equipment	(384)	(68)
Net cash used in investing activities	(11,074)	(15,540)

Cash flows from financing activities:
Proceeds from Genzyme Collaboration, License and Purchase Agreement	962	16,650
Proceeds from sale of common stock to Genzyme	—	6,000
Proceeds from sale of common stock, net of issuance costs	17,597	8,062
Proceeds from exercise of common stock options and stock purchase plan	293	23
Payment for repurchase of stock options	—	(50)
Net cash provided by financing activities	18,852	30,685

Net increase in cash and cash equivalents	2,308	7,351
Cash and cash equivalents, beginning of period	21,924	4,937
Cash and cash equivalents, end of period	$24,232	$12,288

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(2)	$38
Issuance of 15,460 and 24,430 shares of common stock to fund the Company’s 401(k) matching contribution for 2009 and 2008 respectively	$65	$32

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (“Exact,” “we,” “us” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer. The Company’s non-invasive stool-based DNA (sDNA) screening technology includes proprietary and patented methods that isolate and analyze human DNA present in stool to screen for the presence of colorectal pre-cancer and cancer.

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

At June 30, 2010 and December 31, 2009, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale.  The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.  There were no realized gains for the six months ended June 30, 2010 and 2009.  Unrealized gains or losses on investments are recorded in other comprehensive income.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2010	2009
Shares issuable upon exercise of stock options	5,845	6,352
Shares issuable upon exercise of outstanding warrants	1,125	1,250
Shares issuable upon the release of restricted stock awards	118	509
	7,088	8,111

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

As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, in connection with our strategic transaction with Genzyme, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), including its obligation to deliver certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010 and the amount was deferred and is being amortized on a straight line basis into revenue over the remaining term of the collaboration at the time of receipt. Receipt of any additional holdback amounts will be similarly treated.

In addition, Genzyme paid $2.00 per share for the 3,000,000 shares of common stock purchased from the Company on January 27, 2009, representing a premium of $0.51 per share above the closing price of the Company’s common stock on that date of $1.49 per share. The aggregate premium paid by Genzyme over the closing price of the Company’s common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement. Accordingly, the Company deferred the aggregate $1.53 million premium and is amortizing that amount on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014.

The Company recognized approximately $1.3 million and $1.2 million, respectively, in license fee revenue in connection with the amortization of the up-front payments from Genzyme and LabCorp during the quarters ended June 30, 2010 and 2009.

Critical Accounting Estimate—Third Party Royalty Obligation

Pursuant to the terms of the agreement the Company has with LabCorp, we agreed to reimburse LabCorp up to $3.5 million for certain third party royalty payments.  As of June 30, 2010 we have paid $2.5 million to LabCorp.  We will be required to pay at a maximum the remaining $1.0 million balance in January of 2011.  Based on anticipated sales volumes of ColoSure, as of June 30, 2010, we accrued a total of $988,000 related to the total potential remaining $1.0 million obligation to LabCorp. Charges to record or adjust the obligation were recorded under the caption “Product royalty fees” in our consolidated statements of operations.  No charges were recorded during the six months ended June 30, 2010 and 2009. Future increases or decreases in this obligation, to the extent necessary, will continue to be recorded as charges to the product royalty revenue line item of our condensed consolidated statements of operations.

Comprehensive Loss

Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009
Net loss	$(2,477)	$(2,394)	$(4,601)	$(6,233)
Unrealized gain (loss) on marketable securities	(3)	(33)	(2)	38
Comprehensive loss	$(2,480)	$(2,427)	$(4,603)	$(6,195)

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

Warrants

The warrants granted to MAYO were valued based on a Black-Scholes pricing model at the date of the grant. The warrants were granted with an exercise price of $1.90 per share of common stock. The grant to purchase 1,000,000 unregistered shares was immediately exercisable and the grant to purchase 250,000 unregistered shares vests and becomes exercisable over a four year period. The total value of the warrants was calculated to be $2.1 million and a non-cash charge of $1.7 million was recognized as research and development expense in the second quarter of 2009 and the remaining $0.4 million non-cash charge is being recognized straight-line over the four year vesting period.  Total warrant expense for the six months ended June 30, 2010 was $53,000.  The assumptions for the Black-Scholes pricing model are represented in the table below.

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

In addition, the Company is paying MAYO for research and development efforts. Through June 30, 2010, as part of the agreement, the Company has incurred charges of $1.1 million and has made payments of $0.8 million and at June 30, 2010 the Company has recorded an estimated liability in the amount of $0.3 million for research and development efforts.

(4) RESTRUCTURING

2008 Restructuring

In July 2008, we took actions to reduce our cost structure to help preserve our cash resources, which we refer to as the 2008 Restructuring.  These actions included suspending the clinical validation study of our Version 2 technology, eliminating eight positions, or 67 percent of our staff, and seeking the re-negotiation of certain fixed commitments.  Amounts remaining in the 2008 Restructuring accrual at June 30, 2010, which are expected to be paid out in cash through July 2010, are recorded under the caption “Accrued expenses” in the Company’s condensed consolidated balance sheets.  The following table summarizes changes made to the restructuring accrual during the six months ended June 30, 2010 relating to the 2008 Restructuring.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	June 30,
Type of Liability	2009	Charges	Payments	2010
Employee separation costs	$—	$—	$—	$—
Facility consolidation costs	73	—	(72)	1
Total	$73	$—	$(72)	$1

The following table summarizes changes made to the restructuring accrual during the six months ended June 30, 2009, related to the 2008 Restructuring.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	June 30,
Type of Liability	2008	Charges	Payments	2009
Employee separation costs	$16	$(2)	$(14)	$—
Facility consolidation costs	165	(1)	(57)	107
Total	$181	$(3)	$(71)	$107

2007 Restructuring

During the third quarter of 2007, in connection with the Third Amendment to the LabCorp agreement, the Company notified six employees of their termination from the Company (the “2007 Restructuring”).  The 2007 Restructuring was principally designed to eliminate the Company’s sales and marketing functions to reduce costs and help preserve the Company’s cash resources.  Amounts remaining in the 2007 Restructuring accrual at June 30, 2010, which are expected to be paid out through July 2010, are recorded under the caption “Accrued expenses” in the Company’s condensed consolidated balance sheets.  The following table summarizes the 2007 Restructuring activities during the six months ended June 30, 2010.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	June 30,
Type of Liability	2009	Charges	Payments	2010
Employee separation costs	$—	$—	$—	$—
Facility consolidation costs	67	—	(58)	9
Total	$67	$—	$(58)	$9

The following table summarizes changes made to the restructuring accrual during the six months ended June 30, 2009, related to the 2007 Restructuring.  Amounts included in the table are in thousands.

	Balance,			Balance,
	December 31,		Cash	June 30,
Type of Liability	2008	Charges	Payments	2009
Employee separation costs	$—	$—	$—	$—
Facility consolidation costs	161	—	(46)	115
Total	$161	$—	$(46)	$115

(5) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 1995 Stock Option Plan (“1995 Option Plan”), the 2000 Stock Option and Incentive Plan (“2000 Option Plan”) and the 2000 Employee Stock Purchase Plan. At the Company’s 2010 Annual Stockholders Meeting held July 16, 2010, the Company’s stockholders approved the Company’s 2010 Omnibus Long-Term Incentive Plan and the 2010 Employee Stock Purchase Plan.

Stock-Based Compensation Expense

The Company recorded $0.5 million and $1.0 million, respectively, in stock-based compensation expense during the three and six months ended June 30, 2010 in connection with the vesting of restricted common stock awards and stock options granted to employees, non-employee directors and non-employee consultants.   The Company recorded $0.7 million and $1.3 million, respectively, in stock-based compensation expense during the three and six months ended June 30, 2009 in connection with the vesting of awards of common stock, restricted common stock and stock options granted to employees, non-employee directors and non-employee consultants and certain stock option modifications.

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

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  No forfeiture rate was utilized for awards granted prior to 2009 due to the monthly vesting terms of the options granted in that timeframe.  Because of the vesting terms, the Company was, in effect, recording stock-based compensation only for those awards that were vesting and expected to vest and a forfeiture rate was not necessary.  Awards granted in the six months ended June 30, 2010 that vest annually are all expected to vest and no forfeiture rate was utilized.

The fair value of each restricted stock award is determined on the date of grant using the closing stock price on that day.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Option Plan Shares
Risk-free interest rates	1.79%	2.54%	1.79% - 2.69%	1.76%-2.54%
Expected term (in years)	6	6	6	6
Expected volatility	91%	92%	91% - 92%	85%-92%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$3.13	$0.99	$2.85	$0.64

ESPP Shares
Risk-free interest rates	0.25%	(1)	0.17% - 0.38%		(1)
Expected term (in years)	0.5	(1)	0.5 - 1		(1)
Expected volatility	53%	(1)	53% - 127%		(1)
Dividend yield	0%	(1)	0%		(1)
Weighted average fair value per share of stock purchase rights granted during the period	$1.22	(1)	$1.07		(1)

(1)   The Company did not issue stock purchase rights under its 2000 Employee Stock Purchase Plan during the period indicated.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the 1995 Option Plan and the 2000 Option Plan during the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2010	5,912,019	$1.76	8.6
Granted	104,500	$3.72
Exercised	(171,329)	$1.71
Forfeited	—	—
Outstanding, June 30, 2010	5,845,190	$1.80	8.2	$16,791

Exercisable, June 30, 2010	2,145,064	$2.52	7.3	$5,593

Vested and expected to vest, June 30, 2010	5,845,190	$1.80	8.2	$16,791

(1)   The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $4.40 market price of the Company’s common stock at June 30, 2010.

As of June 30, 2010, there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.99 years.

A summary of restricted stock activity under the 1995 Option Plan and the 2000 Option Plan during the six months ended June 30, 2010 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2010	40,000	$1.72
Granted	132,812	$4.24
Released	(54,812)	$2.65
Forfeited	—	—
Outstanding, June 30, 2010	118,000	$4.13

(6) EQUITY TRANSACTIONS

On April 19, 2010 the Company completed an underwritten public offering of 4.2 million shares of common stock at a price of $4.50 per share to the public. The Company received approximately $17.6 million of net proceeds from the offering, after deducting $1.3 million for the underwriting discount and other stock issuance costs paid by the Company. The Company expects to use the net proceeds from the offering for general corporate and working capital purposes, including the funding of strategic initiatives that the Company may undertake from time to time, for product development and the furtherance of the Company’s efforts to obtain FDA clearance of its sDNA colorectal cancer screening product.

During the quarter, the Company issued a warrant for the right to purchase 75,000 shares of common stock to Innovis LLC (“Innovis”) in exchange for services. Innovis will be assisting Exact with the management of our FDA clinical trial. The warrant vests and is available for exercise after the FDA’s approval or clearance of the Company’s colorectal cancer screening product for marketing in the United States. The warrant granted to Innovis was valued based on a Black-Scholes pricing model at the date of the grant. The warrant was granted with an exercise price of $.01 per share of common stock. The total value of the warrant was calculated to be $0.3 million and a non-cash charge of $20,000 was recognized as research and development expense in the quarter ended June 30, 2010 and the remaining expense will be recognized over the remaining implicit service period which is estimated at 41 months.

In April of 2010, we entered into a license agreement with MAYO Foundation for Medical Education and Research (MAYO) for market research services and rights to use certain intellectual property related to product development.  As part of the license agreement, we issued to MAYO 11,186 shares of common stock for an initial payment under the agreement.  If Exact utilizes the licensed intellectual property in the Company’s final product design, Exact will be required to make an additional nonrefundable payment to Mayo in the form of unregistered shares of common stock with a fair market value of $65,000.

(7) FAIR VALUE MEASUREMENTS

The Company values its assets and liabilities using the fair value hierarchy outlined in the Accounting Standards Codification.

The three levels of the fair value hierarchy are as follows:

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

The following table presents the Company’s fair value measurements as of June 30, 2010 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3).  Amounts in the table are in thousands.

		Fair Value Measurement at June 30, 2010 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Operating Accounts	$685	$685	$—	$—
Money Market Funds	23,547	23,547
Available-for-Sale
Certificates of deposit	650	650	—	—
Marketable debt securities	2,442	—	2,442	—
Mutual funds	10,000	10,000	—	—
Total	$37,324	$34,882	$2,442	$—

The following table presents the Company’s fair value measurements as of December 31, 2009 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2009 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Operating Accounts	$1,204	$1,204	$—	$—
Money Market Funds	20,720	20,720	—	—
Available-for-Sale
Marketable Securities	2,404	650	1,754	—
Total	$24,328	$22,574	$1,754	$—

(8) INCOME TAXES

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At June 30, 2010 the Company had a deferred tax asset of approximately $66.9 million.

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at June 30, 2010 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

In accordance with GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At June 30, 2010 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following June 30, 2010.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

Other than those pronouncements issued and adopted during the first quarter of 2010 as discussed in the Consolidated Financial Statements (unaudited), there were no other recently issued accounting pronouncements that are expected to impact Exact Sciences Corporation.

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

There is a significant unmet clinical need related to the diagnosis of colorectal cancer.  Approximately half of those who should be screened for colorectal cancer are not screened according to current guidelines.

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

The competitive advantages of sDNA-based screening provide a massive market opportunity. Assuming a 30 percent test adoption rate and a three-year screening interval, we estimate the potential U.S. market for sDNA screening to be $1.2 billion, and the  total available U.S. market is more than $5 billion.

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

Our intellectual property portfolio positions us as the leader in the sDNA market.  Our patent estate broadly protects our position in the market, including the platform technology, methods and biomarkers.  In 2009, we expanded our intellectual property estate through our collaboration with the Mayo Clinic.  We had previously licensed on an exclusive basis Johns Hopkins’ digital PCR technologies for colon cancer detection, as well as Case Western’s important Vimentin DNA methylation marker.  In 2009, we also licensed Hologic, Inc.’s Invader detection chemistry, which we plan to incorporate into our test.  In July 2010 we obtained an exclusive license to certain DNA methylation biomarkers from Oncomethylome Sciences.

We have generated limited operating revenues since inception and, as of June 30, 2010, we had an accumulated deficit of approximately $186.2 million.  Losses have historically resulted from costs incurred in conjunction with research, development and clinical study initiatives; salaries and benefits associated with the hiring of personnel; the initiation of marketing programs; and prior to August 31, 2007, the build-out of our sales infrastructure to support the commercialization of sDNA screening.  We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

Financial Overview

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

Our Cost Structure.  Our general and administrative expenses have consisted primarily of non-research personnel salaries, office expenses, professional fees and, non-cash stock-based compensation. In addition, in 2009 and 2010 we have incurred sales and marketing expenses in support of developing an FDA-approved sDNA screening test for the early detection and prevention of colon cancer.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, certain third party royalty obligations and stock-based compensation. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements included in this report, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

In connection with our January 2009 strategic transaction with Genzyme we received an up-front payment of $16.65 million on January 27, 2009 in exchange for the assignment and licensing of certain intellectual property to Genzyme.  Our on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), including our obligation to deliver certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing.  Accordingly, we deferred the initial $16.65 million in cash received at closing and are amortizing that up-front payment on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014.  The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010 and the amount was deferred and is being amortized on a straight line basis into revenue over the remaining term of the collaboration at the time of receipt.  The second holdback amount was received in July 2010 and will be amortized on a straight line basis into revenue over the remaining term of the collaboration at the time of receipt.  In addition, Genzyme paid $2.00 per share for the 3,000,000 shares of our common stock purchased on January 27, 2009, representing a premium of $0.51 per share above the closing price of our common stock on that date of $1.49 per share.  The aggregate premium paid by Genzyme over the closing price of our common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement.  Accordingly, we deferred the aggregate $1.53 million premium and are amortizing that amount on a straight line basis into revenue over the initial five-year collaboration period ending in January 2014.

The Company recognized approximately $1.3 million and $1.2 million, respectively, in license fee revenue in connection with the amortization of the up-front payments from Genzyme and LabCorp during the quarters ended June 30, 2010 and 2009.

Stock-Based Compensation.  In accordance with GAAP, all share-based payments to employees, including grants of employee stock options and shares purchased under an employee stock purchase plan (if certain parameters are not met), are recognized in the consolidated financial statements based on their fair values. The following assumptions are used in determining the fair value of stock option grants:

•                  Valuation and Recognition - The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period.

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

•                  Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  No forfeiture rate was utilized for awards granted prior to 2009 due to the monthly vesting terms of the options granted in that timeframe.  Because of the vesting terms, the Company was, in effect, recording stock-based compensation only for those awards that were vesting and expected to vest and a forfeiture rate was not necessary.  Awards granted in the six months ended June 30, 2010 that vest annually are all expected to vest and no forfeiture rate was utilized.

The fair value of each restricted stock award is determined on the date of grant using the closing stock price on that day.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 5 to our condensed consolidated financial statements.

Critical Accounting Estimate—Third-Party Royalty Obligation

Pursuant to the terms of the agreement the Company has with LabCorp, we agreed to reimburse LabCorp up to $3.5 million for certain third party royalty payments.  As of June 30, 2010 we have paid $2.5 million to LabCorp.  We will be required to pay at a maximum the remaining $1.0 million balance in January of 2011.  Based on anticipated sales volumes of ColoSure, as of June 30, 2010, we accrued a total of $988,000 related to the total potential remaining $1.0 million obligation to LabCorp. Charges to record or adjust the obligation were recorded under the caption “Product royalty fees” in our consolidated statements of operations. No charges were recorded during the six months ended June 30, 2010 and 2009 respectively. Future increases or decreases in this obligation, to the extent necessary, will continue to be recorded as charges to the product royalty revenue line item of our consolidated statements of operations.

Recent Accounting Pronouncements

Other than those pronouncements issued and adopted during the first quarter of 2010 as discussed in the Consolidated Financial Statements (unaudited), there were no other recently issued accounting pronouncements that are expected to impact us.

Results of Operations

Revenue.  Total revenue was $1.3 million for the three months ended June 30, 2010 and 2009, and increased to $2.6 million for the six months ended June 30, 2010 from $2.3 million for the same period in 2009. Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our amended license agreement with LabCorp and our collaboration, license and purchase agreement with Genzyme.  The unamortized LabCorp up-front payment is being amortized on a straight-line basis over the remaining exclusive license period, which ends in December 2010. The unamortized Genzyme up-front payment is being amortized on a straight-line basis over the initial Genzyme collaboration period which ends January 2014.

Revenues also include royalties on LabCorp’s sales of ColoSure to LabCorp as well as charges for our third-party royalty reimbursement obligations to LabCorp which are recorded as reductions to revenue under financial accounting guidance.

Research and development expenses.  Research and development expenses increased to $2.1 million for the three months ended June 30, 2010 from $2.0 million for the three months ended June 30, 2009, and increased to $3.9 million for the six months ended June 30, 2010 from $2.1 million for the same period in 2009.  The increase for the three months ended June 30, 2010 was primarily due to an increase of $0.7 million in compensation expenses, $0.4 million in research collaborations expenses, $0.3 million in professional fee expenses, $0.3 million of lab expenses as well as $0.1 million of other research and development expenses when compared to the same period in 2009 offset by the non-recurrence of a one time stock based licensing expense of $1.8 million related to warrants issued to the Mayo Clinic in the prior period.  The increase for the six months ended June 30, 2010 was primarily due to an increase of $1.6 million in compensation expenses, $0.8 million of research collaboration expenses, $0.6 million of lab expenses, $0.4 million in professional fee expenses as well as $0.2 million in other research and development expenses when compared to the same period in 2009 offset by the non-recurrence of a one-time stock based licensing expense of $1.8 million related to warrants issued to the Mayo Clinic discussed above. The increase in these categories was the result of increased research and development activities in support of our efforts to obtain FDA clearance of our sDNA colorectal cancer screening product.

As a result of these efforts, we expect research and development costs in 2010 to continue to be higher than 2009 levels.

General and administrative expenses.  General and administrative expenses decreased to $1.3 million for the three months ended June 30, 2010, compared to $1.6 million for the same period in 2009, and decreased to $2.9 million for the six months ended June 30, 2010 from $6.4 million for the same period in 2009.  The decrease for the three months ended June 30, 2010 was primarily due to a decrease of $0.5 million in compensation expenses, offset by an increase of $0.2 million in other general and administrative expenses.  The decrease for the 6 months ended June 30, 2010 was primarily due to the non-recurrence of $1.9 million in transaction costs related to the Genzyme strategic transaction in January 2009, a reduction in compensation expenses of $1.6 million due primarily to severance and stock option expense incurred in connection with the management change in the prior year period and a reduction in legal and professional fees expenses of $0.2 million, offset by an increase of $0.2 million in other general and administrative expenses.

Sales and marketing expenses. Sales and marketing expenses increased to $0.3 million for the three months ended June 30, 2010 from $40,000 for the same period in 2009, and $0.4 million for the six months ended June 31, 2010 from $40,000 for the same period in 2009 as a result of increased sales and marketing efforts and activities in support of our efforts to obtain FDA clearance of our sDNA colorectal cancer screening product.

Interest income.  Interest income decreased to $7,000 for the three months ended June 30, 2010 from $49,000  for the same period in 2009, and decreased to $6,000 for the six months ended June 30, 2010 from $83,000 for the same period in 2009.  This decrease is primarily due to decreased yields on investments held resulting from less favorable interest rates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our equity securities, cash received from LabCorp in connection with our license agreement, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of June 30, 2010, we had approximately $37.3 million in unrestricted cash, cash equivalents, and marketable securities and $0.5 million in restricted cash, which has been pledged as collateral for an outstanding letter of credit.  All of our investments in marketable securities are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. As of June 30, 2010 we had approximately $13.1 million in marketable securities.

On April 19, 2010, we completed an underwritten public offering of 4.2 million shares of common stock at a price of $4.50 per share to the public. We received approximately $17.6 million of net proceeds from the offering, after deducting the underwriting discount and other stock issuance costs paid by us.

Net cash used in operating activities was $5.5 million for the six months ended June 30, 2010 as compared to $7.8 million for the six months ended June, 2009.  The principal use of cash in operating activities for the six months ended June 30, 2010 and 2009 was to fund our net loss.  The decrease in net cash used in operating activities for the six months ended June 30, 2010 as compared to the same period in 2009, was primarily due to payments in the 2009 period of approximately $1.1 million of professional fees in connection with the Genzyme strategic transaction, one-time payments to employees pursuant to board-approved retention bonus payments of approximately $0.8 million, and one-time severance payments of approximately $0.8 million to former executives.

Net cash used in investing activities was $11.1 million for the six months ended June 30, 2010 as compared to $15.5 million for the six months ended June 30, 2009.  The decrease in cash used in investing activities for the six months ended June 30, 2010 compared to the same period in 2009 was the result of purchase and maturity activity of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $0.4 million for the six months ended June 30, 2010 and $68,000 for the six months ended June 30, 2009. Purchases of property and equipment of approximately $0.4 million during the six months ended June 30,

2010 were higher than purchases of property and equipment for the six months ended June 30, 2009 as a result of increased research and development activities.  Based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment during 2010 will be higher than amounts invested in 2009.

Net cash provided by financing activities was $18.9 million for the six months ended June 30, 2010 as compared to $30.7 million for the six months ended June 30, 2009.  For the six months ended June 30, 2009 we received $22.6 million in connection with the Genzyme strategic transaction and $8.1 million from an issuance of common stock.  During the six months ended June 30, 2010, cash inflows consisted of $17.6 million of proceeds from sale of common stock in our underwritten public offering, and $1.0 million in connection with the receipt of the first Genzyme hold back.

We expect that cash and cash equivalents on hand at June 30, 2010, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  In April 2010, we raised $17.6 million in additional equity capital.  However, since we have no current sources of material ongoing revenue, we will need to raise additional capital to fully fund our current strategic plan, the centerpiece of which is the commercialization of our sDNA technology through completion of the development of an FDA-cleared in vitro diagnostic test for sDNA colorectal pre-cancer and cancer screening.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.  There are no material changes to the risk factors described in those reports.  Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  If any of the foregoing risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2010, we entered into a license agreement with MAYO Foundation for Medical Education and Research (MAYO) for market research services and rights to use certain intellectual property.  As part of the license agreement, on April 15, 2010 we issued to MAYO 11,186 shares of common stock.

We believe that the offer and sale of the securities referenced were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and/or Regulation D promulgated thereunder as transactions not involving any public offering.  Use of this exemption is based on the following facts:

•                  Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.

•                  At the time of the purchase, MAYO was an accredited investor, as defined in Rule 501(a) of the Securities Act.

•                  MAYO has had access to information regarding DARA and is knowledgeable about us and our business affairs.

All shares issued to MAYO were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: August 9, 2010	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Authorized Officer)

Date: August 9, 2010	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

1

Underwriting Agreement, dated April 13, 2010, between the Company and Robert W. Baird & Co. Incorporated (previously filed as Exhibit 1 to our Current Report on Form 8-K filed on April 14, 2010, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.