Form 10-Q
period 2011-03-31
EXACT SCIENCES CORP
filed 2011-05-06
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, the registrant had 52,219,076 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part 1 – Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$72,073	$78,752
Marketable securities	17,660	16,663
Prepaid expenses and other current assets	468	246
Total current assets	90,201	95,661
Property and Equipment, at cost:
Laboratory equipment	1,076	943
Office and computer equipment	297	188
Leasehold improvements	89	89
Furniture and fixtures	23	20
	1,485	1,240
Less—Accumulated depreciation and amortization	(453)	(386)
	1,032	854

	$91,233	$96,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$820	$1,028
Accrued expenses	1,420	1,987
Deferred license fees, current portion	4,143	4,143
Total current liabilities	6,383	7,158

Long term debt	1,000	1,000
Long term accrued interest	26	21
Deferred license fees, less current portion	7,546	8,582

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—52,191,956 and 52,163,629 shares at March 31, 2011 and December 31, 2010	522	522
Additional paid-in capital	273,275	272,380
Other comprehensive income	3	1
Accumulated deficit	(197,522)	(193,149)
Total stockholders’ equity	76,278	79,754
	$91,233	$96,515

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product royalty fees	$4	$12
License fees	1,036	1,287
	1,040	1,299
Cost of revenue:
Product royalty fees	6	6

Gross profit	1,034	1,293

Operating expenses:
Research and development	2,989	1,795
General and administrative	2,150	1,512
Sales and marketing	297	109
	5,436	3,416

Loss from operations	(4,402)	(2,123)

Interest income (expense), net	29	(1)

Net loss	$(4,373)	$(2,124)

Net loss per share—basic and diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding—basic and diluted	51,930	35,607

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,373)	$(2,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	67	48
Stock-based compensation	686	527
Amortization of deferred license fees	(1,036)	(1,286)
Warrant licensing expense	27	27
Changes in assets and liabilities:
Prepaid expenses and other current assets	(222)	(122)
Accounts payable	(208)	134
Accrued expenses	(399)	(76)
Accrued interest	5	5
Net cash used in operating activities	(5,453)	(2,867)

Cash flows from investing activities:
Purchases of marketable securities	(2,493)	(3,572)
Maturities of marketable securities	1,498	1,756
Purchases of property and equipment	(245)	(179)
Net cash used in investing activities	(1,240)	(1,995)

Cash flows from financing activities:
Proceeds from Genzyme Collaboration, License and Purchase Agreement	—	962
Proceeds from exercise of common stock options and stock purchase plan	14	147
Net cash provided by financing activities	14	1,109

Net decrease in cash and cash equivalents	(6,679)	(3,753)
Cash and cash equivalents, beginning of period	78,752	21,924
Cash and cash equivalents, end of period	$72,073	$18,171

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$(2)	$(1)
Issuance of 27,872 and 15,460 shares of common stock to fund the Company’s 401(k) matching contribution for 2010 and 2009, respectively	$168	$65

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Financial Statements

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

Basis of Presentation

The accompanying condensed financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K. These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity and are carried at amortized cost. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

At March 31, 2011 and December 31, 2010, the Company’s investments were comprised of fixed income investments and mutual funds and all were deemed available-for-sale.  The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Realized losses for the three months ended March 31, 2011 were $477. There were no realized losses for the three months ended March 31, 2010.  There were no realized gains for the three months ended March 31, 2011 or 2010. Unrealized gains or losses on investments are recorded in other comprehensive income.

Net Loss Per Share

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period.  Basic and diluted net loss per share is the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive as a result of the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2011	2010
Shares issuable upon exercise of stock options	6,714	5,888
Shares issuable upon exercise of outstanding warrants	825	1,050
Shares of restricted stock awards outstanding	528	115
	8,067	7,053

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

As more fully described in the Company’s 2010 Form 10-K for the year ended December 31, 2010, in connection with our strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $934,250, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

The Company recognized approximately $1.0 million and $1.3 million in license fee revenue in connection with the amortization of the up-front payments from LabCorp and Genzyme during the three months ended March 31, 2011 and March 31, 2010, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.  Comprehensive loss for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
(In thousands)	2011	2010
Net loss	$(4,373)	$(2,124)
Unrealized gain on marketable securities	2	1
Comprehensive loss	$(4,371)	$(2,123)

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

In March of 2010, MAYO partially exercised its warrant covering 1,000,000 shares by utilizing the cashless exercise provision contained in the agreement.  As a result of this exercise for a gross amount of 200,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its rights with respect to 86,596 shares leaving it with a net amount of 113,404 shares.

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

Other Payments

Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical trial, and a $500,000 payment upon FDA approval of the Company’s cancer screening test.  The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. It is uncertain as to when the FDA trial will begin and when the FDA will approve the Company’s cancer screening test. Therefore, the $250,000 and $500,000 milestone payments have not been recorded as liabilities. The Company periodically evaluates the status of the FDA trial.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $0.7 million in stock-based compensation expense during the three months ended March 31, 2011 in connection with the amortization of restricted common stock awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee directors and non-

employee consultants.  The Company recorded $0.5 million in stock-based compensation expense during the three months ended March 31, 2010 in connection with the amortization of awards of common stock, restricted common stock and stock options granted to employees, non-employee directors and non-employee consultants and certain stock option modifications.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Awards granted in the three months ended March 31, 2011 that vest annually are all expected to vest and no forfeiture rate was utilized.

The fair value of each restricted stock award is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the following table.

	Three Months Ended
	March 31,
	2011	2010
Option Plan Shares
Risk-free interest rates	2.0%-2.3%	2.55% - 2.69%
Expected term (in years)	6	6
Expected volatility	92.2%-92.3%	92%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$4.25	$3.61

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
(Aggregate intrinsic value in thousands)	Shares	Price	Term (Years)	Value (1)

Outstanding, January 1, 2011	6,217,199	$1.93	7.9
Granted	547,250	5.53
Exercised	(6,875)	2.00
Forfeited	(43,750)	13.03
Outstanding, March 31, 2011	6,713,824	$2.15	7.9	$35,451

Exercisable, March 31, 2011	3,061,380	$1.99	7.1	$17,006

Vested and expected to vest, March 31, 2011	6,713,824	$2.15	7.9	$35,451

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $7.34 market price of the Company’s common stock at March 31, 2011.

As of March 31, 2011, there was $8.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.07 years.

A summary of restricted stock activity under the Stock Plans during the three months ended March 31, 2011 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2011	263,630	$6.20
Granted	283,425	$5.61
Released	(18,750)	$4.17
Outstanding, March 31, 2011	528,305	$5.96

During the first quarter of 2011, the Company granted a total of 213,300 restricted stock units to certain executives that will vest based upon the satisfaction of certain service and performance conditions. The performance condition is based on the Company meeting certain performance targets in 2011. The Company performed an evaluation of internal and external factors, and determined that it is probable that the performance condition will be met and these shares will vest in full. Therefore, the Company will record expense for the fair value of these awards ratably over the vesting period.

(5) FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts payable, marketable securities, mutual funds, and debt.  Marketable securities primarily consist of fixed income securities and mutual funds primarily consist of both fixed income and equity securities.  The carrying values of cash and cash equivalents, accounts payable, and debt approximate their fair values due to either the short-term nature of these instruments, or for the debt because the interest rate approximates the current costs of borrowing for a similar amount on similar terms.

The following table presents the Company’s fair value measurements as of March 31, 2011 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at March 31, 2011 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale
Marketable securities
Fixed-income	$7,660	$—	$7,660	$—
Mutual Funds	10,000	10,000	—	—
Total	$17,660	$10,000	$7,660	$—

The following table presents the Company’s fair value measurements as of December 31, 2010 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2010 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale
Marketable securities
Fixed-income	$6,663	$—	$6,663	$—
Mutual Funds	$10,000	$10,000	$—	$—
Total	$16,663	$10,000	$6,663	$—

(6) INCOME TAXES

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at March 31, 2011 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

In accordance with GAAP, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At March 31, 2011 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, which has been filed with the Securities and Exchange Commission, or SEC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, anticipated results of our pivotal clinical trial, expected license fee revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2010 and our subsequently filed Quarterly Reports on Form 10-Q.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Exact Sciences Corporation is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer.  We have exclusive intellectual property protecting our non-invasive, molecular screening technology for the detection of colorectal cancer.  Our primary goal is to become the market leader for a patient-friendly diagnostic screening product for the early detection of colorectal pre-cancer and cancer.  Our strategic roadmap to achieve this goal includes the following key components:

•                  develop and refine our non-invasive Cologuard ™ stool-based DNA (sDNA) colorectal pre-cancer and cancer screening test;

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

We are designing our test with a goal of detecting both pre-cancers and cancers.  The target sensitivity rate for cancer is equal to or greater than 85 percent at a specificity of 90 percent.  On October 28, 2010 we announced the results of a validation study involving a total of 1,178 stool samples.  In this study, the current version of our Cologuard test was able to detect cancers at or above this target sensitivity rate and we were also able to demonstrate strong pre-cancer detection.  We are in the process of developing our strategy for the ultimate commercialization of our Cologuard test.

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

The competitive landscape is favorable to sDNA-based screening.  All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost.  Colonoscopy is uncomfortable and expensive.  A recent study shows that seven out of ten people age 50 and older who have been told they should get a colonoscopy still have not had the test primarily due to fears and no interest in completing the bowel preparation.  Current fecal blood testing suffers from poor sensitivity, including 66 percent detection rates for cancer and 27 percent detection rates for pre-cancers, and poor compliance.  Blood-based DNA testing also is disadvantaged by its sensitivity.  Data from a clinical trial of one blood-based test was released in early 2010.  It demonstrated only 52-67 percent sensitivity across all stages of cancer, with little sensitivity for pre-cancer.

The competitive advantages of sDNA-based screening provide a significant market opportunity. Assuming a 30-percent test adoption rate and a three-year screening interval, we estimate the potential U.S. market for sDNA screening to be $1.2 billion, and the total available U.S. market to be more than $5 billion.

Our intellectual property portfolio positions us to be the leading player to develop and market tests for the detection of colorectal cancer from stool samples.  Our portfolio of issued and pending patents broadly protects our position from competitors and yields freedom to operate in this market.  We have intellectual property pertaining to: sample type, sample preparation, sample preservation, biomarkers, and related methods and formulations.  In 2009, we expanded our intellectual property estate through our collaboration with the Mayo Clinic and licenesed Invader detection technology from Hologic, which we plan to incorporate into our Cologuard test.  We have an extensive license to markers, digital PCR, and other technologies applicable to the detection of colon cancer from Johns Hopkins University, and have additional licensed intellectual property from MDx Health (formerly Oncomethylome) and Case Western Reserve University.

We have generated limited operating revenues since inception and, as of March 31, 2011, we had an accumulated deficit of approximately $197.5 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2011 Priorities

In 2011, we will devote significant time and resources finalizing the design of and commencing the pivotal FDA clinical trial for our Cologuard test. Currently we expect between 10,000 and 12,000 patients to be enrolled in the trial. We anticipate commencing patient enrollment in the second half of 2011 and believe the enrollment process will take approximately 12 months to complete. To expedite completion of the trial we anticipate beginning to collect patient samples in the second half of 2011 although we do not expect to start processing these samples until 2012. We expect to spend approximately $20 million over the next two years to complete the trial. However, the trial design will be subject to ongoing discussions with the FDA and could change, potentially significantly. If for any reason this trial is not successful or is substantially delayed or for any other reason we are unable to successfully commercialize our Cologuard test, our business and prospects would likely be materially adversely impacted.

As part of preparing for the commencement of the clinical trial and with the goal of expediting receipt of a favorable coverage decision, we are working with the Center for Medicare and Medicaid (CMS) to coordinate the conduct of the trial with the CMS coverage review process for our Cologuard test.

We also plan to focus on developing the market for our Cologuard test during 2011. During the first quarter of 2011 we hired John Krayacich as Senior Vice President, Sales and Marketing.  We expect our market development efforts to include conducting additional product validation studies, publishing scientific papers regarding our sDNA colorectal cancer screening technology and expanding our outreach to physicians, third-party payors and advocates. We plan to concentrate our commercialization efforts initially on “key opinion leader” physicians who are strongly focused on the diagnosis and treatment of colorectal cancer.

Financial Overview

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to LabCorp and Genzyme and product royalty fees on tests sold by LabCorp utilizing our technology. We expect that product royalty fees for 2011 will be consistent with amounts recorded in 2010. We expect that license fee revenue resulting from the amortization of the up-front license payments in 2011 will be less than amounts recorded in 2010 as the only future amortization will be the up-front license fees from Genzyme.

Our Cost Structure.  Our selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and, non-cash stock-based compensation.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, certain third party royalty obligations and stock-based compensation. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our condensed financial statements included in this report, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition.

License fees.  License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt and recognized as revenue on a straight-line basis over the license period. On June 27, 2007, we entered into an amendment to our exclusive license agreement with LabCorp which, among other modifications to the terms of the license, extended the exclusive license period of the license with LabCorp from August 2008 through December 2010. Accordingly, we amortized the remaining deferred revenue balance at the time of the amendment of $4.7 million on a straight-line basis over the remaining exclusive license period, which ended in December 2010.

In connection with our January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme.  Our on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including our obligation to deliver certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing.  Accordingly, we deferred the initial $16.65 million in cash received at closing and are amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014.  We received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010 and the second holdback amount of $934,250, which included accrued interest, due from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

In total, we recognized approximately $1.0 million and $1.3 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme and LabCorp during the three months ended March 31, 2011 and March 31, 2010, respectively.

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock, and shares purchased under an employee stock purchase plan (ESPP) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The following assumptions are used in determining fair value for employee stock options and ESPP shares:

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

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Awards granted in the three months ended March 31, 2011 that vest annually are all expected to vest and no forfeiture rate was utilized.

The fair value of each restricted stock award is determined on the date of grant using the closing stock price on that day.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Revenue.  Total revenue decreased to $1.0 million for the three months ended March 31, 2011 from $1.3 million for the three months ended March 31, 2010.  Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our amended license agreement with LabCorp and our collaboration, license and purchase agreement with Genzyme.  The unamortized LabCorp up-front payment was being amortized on a straight-line basis over the remaining exclusive license period, which ended in December 2010. No future amortization will be recorded thus causing the decrease in total revenue for the three months ended March, 31, 2011.  The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.  Revenues also include royalties on LabCorp’s sales of ColoSure as well as charges for our third-party royalty reimbursement obligation to LabCorp which are recorded as reductions to revenue under financial accounting guidance.

Research and development expenses.  Research and development expenses increased to $3.0 million for the three months ended March 31, 2011 from $1.8 million for the three months ended March 31, 2010.  The increase for the three months ended March 31, 2011 was primarily due to an increase of $0.6 million in compensation expenses, $0.4 million in professional fee expenses, $0.2 million in stock-based compensation expenses, $0.2 million in other research and development expenses, and $0.1 million of lab expenses, compared to the same period in 2010 offset by a decrease of $0.3 million in research collaboration expense.  The increase in these categories was the result of increased research and development activities in support of our efforts to develop and seek FDA approval for our Cologuard test, which included hiring additional research and development personnel.

As a result of these efforts, we expect research and development costs in 2011 to continue to be higher than 2010 levels.

General and administrative expenses.  General and administrative expenses increased to $2.2 million for the three months ended March 31, 2011, compared to $1.5 million for the same period in 2010.  The increase for the three months ended March 31, 2011 was primarily due to an increase of $0.5 million legal and professional fees and $0.2 million in other general and administrative expenses consisting primarily of office expenses, facility costs and information technology expenses.

Sales and marketing expenses. Sales and marketing expenses increased to $0.3 million for the three months ended March 31, 2011 from $0.1 million for the same period in 2010 as a result of increased sales and marketing efforts and activities in support of our efforts to develop and commercialize our Cologuard test.

Interest income.  Interest income increased to $29,000 for the three months ended March 31, 2011 from $1,000 of interest expense for the same period in 2010.  This increase is primarily due to larger cash and investment balances during the current quarter when compared to the same period in 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of March 31, 2011, we had approximately $89.7 million in cash equivalents and marketable securities.

All of our investments in marketable securities are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. As of March 31, 2011 we had approximately $17.7 million in marketable securities.

Net cash used in operating activities was $5.5 million for the three months ended March 31, 2011 as compared to $2.9 million for the three months ended March 31, 2010.  The principal use of cash in operating activities for the three months ended March 31, 2011 and 2010 was to fund our net loss.  The increase in net cash used in operating activities was primarily due to increased research and development activities.

Net cash used in investing activities was $1.2 million for the three months ended March 31, 2011 as compared to $2.0 million for the three months ended March 31, 2010.  The decrease in cash used in investing activities for the three months ended March 31, 2011 compared to the same period in 2010 was the result of purchase and maturity activity of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $245,000 for the three months ended March 31, 2011 and $179,000 for the three months ended March 31, 2010.  Increased purchases of property and equipment during the three months ended March 31, 2011 were a result of increased research and development activities.  Based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment during 2011 will be higher than amounts invested in 2010.

Net cash provided by financing activities was $14,000 for the three months ended March 31, 2011, as compared to $1.1 million for the three months ended March 31, 2010.  The decrease in cash provided by financing activities for the three months ended March 31, 2011 was primarily related to the receipt during the three months ended March 31, 2010 of approximately $1.0 million in connection with the Genzyme strategic transaction and cash inflows from stock option exercises of $0.1 million. During the three months ended March 31, 2011, cash inflows were not as significant and consisted of $14,000 from stock option exercises.

We expect that cash and cash equivalents on hand at March 31, 2011, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  However, since we have no current sources of material ongoing revenue, we expect that we will need to raise additional capital to fully fund our current strategic plan, the primary goal of which is developing and commercializing an FDA-approved non-invasive sDNA colorectal pre-cancer and cancer screening test.  If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, all of which are currently invested in the United States and, as of March 31, 2011 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair values or cash flows of risk-sensitive financial instruments are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

Not applicable.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.  There have been no material changes to the risk factors described in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

EXACT SCIENCES CORPORATION

Date: May 6, 2011	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Authorized Officer)

Date: May 6, 2011	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Designations of Series A Junior Participating Preferred Stock of Exact Sciences Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A filed on February 23, 2011).

4.1

Rights Agreement, dated as of February 22, 2011, by and between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A filed on February 23, 2011).

10.1	Employment Agreement by and between John M. Krayacich and the Company, dated as of March 15, 2011.

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.