Form 10-Q
period 2011-06-30
EXACT SCIENCES CORP
filed 2011-08-05
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, the registrant had 52,639,846 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part 1 — Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$38,264	$78,752
Marketable securities	45,204	16,663
Prepaid expenses and other current assets	611	246
Total current assets	84,079	95,661
Property and Equipment, at cost:
Laboratory equipment	1,456	943
Office and computer equipment	382	188
Leasehold improvements	89	89
Furniture and fixtures	23	20
	1,950	1,240
Less—Accumulated depreciation	(531)	(386)
	1,419	854

	$85,498	$96,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,086	$1,028
Accrued expenses	1,837	1,987
Deferred license fees, current portion	4,143	4,143
Total current liabilities	7,066	7,158

Long term debt	1,000	1,000
Long term accrued interest	31	21
Deferred license fees, less current portion	6,510	8,582

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—no shares at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares Issued and outstanding—52,487,555 and 52,163,629 shares at June 30, 2011 and December 31, 2010	525	522
Additional paid-in capital	274,525	272,380
Other comprehensive income	(12)	1
Accumulated deficit	(204,147)	(193,149)
Total stockholders’ equity	70,891	79,754
	$85,498	$96,515

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product royalty fees	$6	$7	$10	$19
License fees	1,036	1,307	2,072	2,594
	1,042	1,314	2,082	2,613
Cost of revenue:
Product royalty fees	6	6	12	12

Gross profit	1,036	1,308	2,070	2,601

Operating expenses:
Research and development	5,197	2,123	8,186	3,918
General and administrative	1,830	1,339	3,980	2,851
Sales and marketing	651	330	948	439
	7,678	3,792	13,114	7,208

Loss from operations	(6,642)	(2,484)	(11,044)	(4,607)

Interest income	22	12	56	16
Interest expense	(5)	(5)	(10)	(10)

Net loss	$(6,625)	$(2,477)	$(10,998)	$(4,601)

Net loss per share—basic and diluted	$(0.13)	$(0.06)	$(0.21)	$(0.12)

Weighted average common shares outstanding—basic and diluted	52,010	39,067	51,970	37,347

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(10,998)	$(4,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	145	105
Stock-based compensation	1,754	1,035
Amortization of deferred license fees	(2,072)	(2,593)
Warrant licensing expense	—	54
Changes in assets and liabilities:
Prepaid expenses and other current assets	(365)	(49)
Accounts payable	58	406
Accrued expenses	19	163
Accrued interest	10	10
Net cash used in operating activities	(11,449)	(5,470)

Cash flows from investing activities:
Purchases of marketable securities	(41,179)	(16,116)
Maturities of marketable securities	12,626	5,426
Purchases of property and equipment	(711)	(384)
Net cash used in investing activities	(29,264)	(11,074)

Cash flows from financing activities:
Proceeds from Genzyme Collaboration, License and Purchase Agreement	—	962
Proceeds from sale of common stock, net of issuance costs	—	17,597
Proceeds from exercise of common stock options and stock purchase plan	225	293
Net cash provided by financing activities	225	18,852

Net (decrease) increase in cash and cash equivalents	(40,488)	2,308
Cash and cash equivalents, beginning of period	78,752	21,924
Cash and cash equivalents, end of period	$38,264	$24,232

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$(13)	$(2)
Issuance of 27,872 and 15,460 shares of common stock to fund the Company’s 401(k) matching contribution for 2010 and 2009, respectively	$169	$65

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

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost and are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At June 30, 2011 and December 31, 2010, the Company’s investments were comprised of fixed income investments and mutual funds and all were deemed available-for-sale.  The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Realized losses for the six months ended June 30, 2011 were $477. There were no realized losses for the six months ended June 30, 2010.  There were no realized gains for the six months ended June 30, 2011 or 2010. Unrealized gains or losses on investments are recorded in other comprehensive income.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2011	2010
Shares issuable upon exercise of stock options	6,660	5,845
Shares issuable upon exercise of outstanding warrants	575	1,125
Shares of restricted stock awards outstanding	520	118
	7,755	7,088

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

As more fully described in the 2010 Form 10-K, in connection with our January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $934,250, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

The Company recognized approximately $1.0 million and $1.3 million in license fee revenue in connection with the amortization of the up-front payments from LabCorp and Genzyme during the three months ended June 30, 2011 and June 30, 2010, respectively.  The Company recognized approximately $2.1 million and $2.6 million in license fee revenue in connection with the amortization of up-front payments from LabCorp and Genzyme during the six months ended June 30, 2011 and June 30, 2010, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.   Comprehensive loss for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months June 30,		Six Months June 30,
(In thousands)	2011	2010	2011	2010
Net loss	$(6,625)	$(2,477)	$(10,998)	$(4,601)
Unrealized loss on marketable securities	(15)	(3)	(13)	(2)
Comprehensive loss	$(6,640)	$(2,480)	$(11,011)	$(4,603)

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

In June of 2011, MAYO partially exercised its warrant covering the remaining 500,000 shares by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 250,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its rights with respect to 60,246 shares leaving it with a net amount of 189,754 shares. The warrant now covers a total of 250,000 shares.

Royalty Payments

The Company will make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement.  Minimum royalty payments will be $10,000 in 2012 and $25,000 per year thereafter through 2029, the year the last patent expires.

Other Payments

Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical trial, and a $500,000 payment upon FDA approval of the Company’s cancer screening test.  The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in its FDA trial in June of 2011 and the milestone payment of $250,000 was made in June of 2011.  It is uncertain as to when the FDA will approve the Company’s cancer screening test. Therefore, the $500,000 milestone payment has not been recorded as a liability. The Company periodically evaluates the status of the FDA trial.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan,  the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $0.9 million and $1.6 million, respectively, in stock-based compensation expense during the three and six months ended June 30, 2011 in connection with the amortization of restricted common stock awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee directors and non-employee consultants.   The Company recorded $0.5 million and $1.0 million, respectively, in stock-based compensation expense during the three and six months ended June 30, 2010 in connection with the amortization of restricted common stock awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee directors and non-employee consultants.

Determining Fair Value

Valuation and Recognition - The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.  The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period. The fair value of each restricted stock award is determined on the date of grant using the closing stock price on that day. The fair value of restricted stock awards is recognized to expense using the straight-line method over the vesting period.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Awards granted in the six months ended June 30, 2011 are all expected to vest and no forfeiture rate was utilized.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Option Plan Shares
Risk-free interest rates	1.88%	1.79%	1.88% - 2.3%	1.79% - 2.69%
Expected term (in years)	6	6	6	6
Expected volatility	92%	91%	92%	91% - 92%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$5.64	$3.13	$4.35	$2.85

ESPP Shares
Risk-free interest rates	0.22% - 0.61%	0.25%	0.22% - 0.61%	0.25%
Expected term (in years)	0.5 - 2	0.5	0.5 - 2	0.5
Expected volatility	48% - 63%	53%	48% - 63%	53%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$2.88	$1.22	$2.88	$1.22

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options		Exercise	Contractual	Intrinsic
(Aggregate intrinsic value in thousands)	Shares	Price	Term (Years)	Value (1)

Outstanding, January 1, 2011	6,217,199	$1.93	7.9
Granted	589,250	$5.66
Exercised	(87,875)	$2.56
Forfeited	(58,752)	$12.45
Outstanding, June 30, 2011	6,659,822	$2.16	7.7	$43,311

Exercisable, June 30, 2011	3,326,253	$1.86	7.0	$22,851

Vested and expected to vest, June 30, 2011	6,659,822	$2.16	7.7	$43,311

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $8.60 market price of the Company’s common stock at June 30, 2011.

As of June 30, 2011, there was $8.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.89 years.

A summary of restricted stock activity under the Stock Plans during the six months ended June 30, 2011 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2011	263,630	$6.20
Granted	283,425	$5.61
Released	(27,000)	$4.26
Outstanding, June 30, 2011	520,055	$5.98

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

The following table presents the Company’s fair value measurements as of June 30, 2011 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.   Amounts in the table are in thousands.

		Fair Value Measurement at June 30, 2011 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale
Cash equivalents	$38,264	33,463	4,801	—
Marketable securities
Fixed-income	45,204	—	45,204	—
Total	$83,468	$33,463	$50,005	$—

The following table presents the Company’s fair value measurements as of December 31, 2010 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2010 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale
Cash equivalents	$78,752	$78,752	$—	$—
Marketable securities
Fixed-income	6,663	—	6,663	—
Mutual Funds	10,000	10,000	—	—
Total	$95,415	$88,752	$6,663	$—

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at June 30, 2011 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At June 30, 2011 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following June 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, which has been filed with the SEC.

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

The competitive landscape is favorable to sDNA-based screening.  All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost.  Colonoscopy is uncomfortable and expensive.  A recent study shows that seven out of ten people age 50 and older who have been told they should get a colonoscopy still have not had the test primarily due to fears and aversion to completing the bowel preparation.  Current fecal blood testing suffers from poor sensitivity, including 66 percent detection rates for cancer and 27 percent detection rates for pre-cancers, and poor compliance.  Blood-based DNA testing also is disadvantaged by its sensitivity.  Data from a clinical trial of one blood-based test was released in early 2010.  It demonstrated only 52-67 percent sensitivity across all stages of cancer, with little sensitivity for pre-cancer.

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

We have generated limited operating revenues since inception and, as of June 30, 2011, we had an accumulated deficit of approximately $204.1 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2011 Priorities

On June 30, 2011 we began enrolling patients in the pivotal FDA clinical trial for our Cologuard test. We are planning to have approximately 60 sites in the United States and Canada participate in the study. Those sites are expected to enroll more than 10,000 patients between the ages of 50 and 84 who are at average risk for colorectal cancer. If for any reason this trial is not successful or is substantially delayed or for any other reason we are unable to successfully commercialize our Cologuard test, our business and prospects would likely be materially adversely impacted.

As part of the goal of expediting receipt of a favorable coverage decision, we are working with the Center for Medicare and Medicaid (CMS) to coordinate the conduct of our clinical trial with the CMS coverage review process for our Cologuard test.

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

Financial Overview

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to LabCorp and Genzyme and product royalty fees on tests sold by LabCorp utilizing our technology. We expect that product royalty fees for 2011 will be consistent with amounts recorded in 2010. We expect that license fee revenue resulting from the amortization of the up-front license payments in 2011 will be less than amounts recorded in 2010 since we ceased amortizing revenues under our license agreement with LabCorp in December 2010.

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

In total, we recognized approximately $2.1 million and $2.6 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme and LabCorp during the six months ended June 30, 2011 and June 30, 2010, respectively.

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock, and shares purchased under an employee stock purchase plan (ESPP) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The following assumptions are used in determining fair value for employee stock options, restricted stock and ESPP shares:

•                  Valuation and Recognition — The fair value of each restricted stock award is determined on the date of grant using the closing stock price on that day.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements. The estimated fair value of employee stock options and the fair value of restricted stock awards are recognized to expense using the straight-line method over the vesting period.

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

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Awards granted in the six months ended June 30, 2011 are all expected to vest and no forfeiture rate was utilized.

Results of Operations

Revenue.  Total revenue decreased to $1.0 million for the three months ended June 30, 2011 from $1.3 million for the same period in 2010, and decreased to $2.1 million for the six months ended June 30, 2011 from $2.6 million for the same period in 2010.   Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our amended license agreement with LabCorp and our collaboration, license and purchase agreement with Genzyme. The reduction in revenues for the three and six months ended June 30, 2011 is due primarily to the expiration of the license period under the LabCorp license agreement in December 2010 and our ceasing amortization of revenues under the agreement at that time.  The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.  Revenues also include royalties on LabCorp’s sales of ColoSure as well as charges for our third-party royalty reimbursement obligation to LabCorp which are recorded as reductions to revenue under financial accounting guidance.

Research and development expenses.  Research and development expenses increased to $5.2 million for the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010, and increased to $8.2 million for the six months ended June 30, 2011 from $3.9 million for the same period in 2010.  The increase for the three months ended June 30, 2011 was primarily due to an increase of $1.5 million in professional fee expenses, $0.6 million in compensation expenses, $0.5 million in license and royalty fees, $0.2 million of lab expenses, $0.2 million in other research and development expenses, and $0.1 million in stock-based compensation expenses, compared to the same period in 2010.  The increase for the six months ended June 30, 2011 was primarily due to an increase of $1.9 million in professional fee expenses, $1.1 million in compensation expenses, $0.5 million in license and royalty fees, $0.4 million of lab expenses, $0.4 million in other research and development expenses, and $0.3 million in stock-based compensation expenses, compared to the same period in 2010 offset by a decrease of $0.3 million in research collaboration expense.  The increase in these categories was the result of increased research and development activities in support of our efforts to develop and seek FDA approval for our Cologuard test, which included hiring additional research and development personnel.  As a result of these efforts, we expect research and development costs in 2011 to continue to be higher than 2010 levels.

General and administrative expenses.  General and administrative expenses increased to $1.8 million for the three months ended June 30, 2011, compared to $1.3 million for the same period in 2010, and increased to $4.0 million for the six months ended June 30, 2011 from $2.9 million for the same period in 2010.  The increase for the three months ended June 30, 2011 was primarily due to an increase of $0.2 million in compensation expenses, $0.2 million in stock-based compensation expenses and $0.1 million in other general and administrative expenses consisting primarily of office expenses, facility costs and information technology expenses compared to the same period in 2010.The increase for the six months ended June 30, 2011 was primarily due to an increase of $0.5 million in legal and professional fees, $0.2 million in compensation expenses, $0.2 million in stock-based compensation expenses, and $0.2 million in other general and administrative expenses consisting primarily of office expenses, facility costs and information technology expenses.  Overall increases in these reporting periods are due to increased personnel and facility costs compared to the same period in 2010.

Sales and marketing expenses. Sales and marketing expenses increased to $0.7 million for the three months ended June 30, 2011 from $0.3 million for the same period in 2010, and $0.9 million for the six months ended June 30, 2011 from $0.4 million for the same period in 2010 as a result of increased sales and marketing efforts and activities in support of our efforts to develop and commercialize our Cologuard test.

Interest income.  Interest income increased to $22,000 for the three months ended June 30, 2011 from $12,000 for the same period in 2010, and increased to $56,000 for the six months ended June 30, 2011 from $16,000 for the same period in 2010.  This increase is primarily due to larger cash and investment balances when compared to the same period in 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of June 30, 2011, we had approximately $83.5 million in cash equivalents and marketable securities.

All of our investments in marketable securities are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. As of June 30, 2011 we had approximately $45.2 million in marketable securities.

Net cash used in operating activities was $11.5 million for the six months ended June 30, 2011 as compared to $5.5 million for the six months ended June 30, 2010.  The principal use of cash in operating activities for the six months ended June 30, 2011 and 2010 was to fund our net loss which increased primarily due to increased research and development activities.

Net cash used in investing activities was $29.3 million for the six months ended June 30, 2011 as compared to $11.1 million for the six months ended June 30, 2010.  The increase in cash used in investing activities for the six months ended June 30, 2011 compared to the same period in 2010 was primarily the result of purchase and maturity activity of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $0.7 million for the six months ended June 30, 2011 and $0.4 million for the six months ended June 30, 2010.  Increased purchases of property and equipment during the six months ended June 30, 2011 were a result of increased research and development activities.   Based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment during 2011 will be higher than amounts invested in 2010.

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2011, as compared to $18.9 million for the six months ended June 30, 2010.  The decrease in cash provided by financing activities for the six months ended June 30, 2011 was primarily related to the receipt during the six months ended June 30, 2010 of approximately $17.6 million in proceeds from the sale of common stock, $1.0 million in connection with the Genzyme strategic transaction and cash inflows from stock option exercises of $0.3 million. During the six months ended June 30, 2011, cash inflows were not as significant and consisted of $0.2 million from stock option exercises.

We expect that cash and cash equivalents on hand at June 30, 2011, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  However, since we have no current sources of material ongoing revenue, we expect that we will need to raise additional capital to fully fund our current strategic plan, the primary goal of which is developing and commercializing an FDA-approved non-invasive sDNA colorectal pre-cancer and cancer screening test.  If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of June 30, 2011 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair values or cash flows of risk-sensitive financial instruments would be immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: August 5, 2011	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Authorized Officer)

Date: August 5, 2011	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File