Form 10-Q
period 2011-09-30
EXACT SCIENCES CORP
filed 2011-11-04
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, the registrant had 52,929,772 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,995	$78,752
Marketable securities	70,436	16,663
Prepaid expenses and other current assets	867	246
Total current assets	76,298	95,661
Property and Equipment, at cost:
Laboratory equipment	2,189	943
Office and computer equipment	528	188
Leasehold improvements	99	89
Furniture and fixtures	23	20
	2,839	1,240
Less—Accumulated depreciation	(648)	(386)
	2,191	854

	$78,489	$96,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$977	$1,028
Accrued expenses	2,266	1,987
Deferred license fees, current portion	4,143	4,143
Total current liabilities	7,386	7,158

Long-term debt	1,000	1,000
Long-term accrued interest	36	21
Deferred license fees, less current portion	5,475	8,582

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—52,910,773 and 52,163,629 shares at September 30, 2011 and December 31, 2010	529	522
Additional paid-in capital	276,033	272,380
Other comprehensive income (loss)	(50)	1
Accumulated deficit	(211,920)	(193,149)
Total stockholders’ equity	64,592	79,754
	$78,489	$96,515

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product royalty fees	$4	$5	$14	$24
License fees	1,035	1,351	3,107	3,945
	1,039	1,356	3,121	3,969
Cost of revenue:
Product royalty fees	6	6	18	18

Gross profit	1,033	1,350	3,103	3,951

Operating expenses:
Research and development	6,110	2,635	14,296	6,553
General and administrative	1,951	1,796	5,931	4,647
Sales and marketing	815	315	1,763	754
	8,876	4,746	21,990	11,954

Loss from operations	(7,843)	(3,396)	(18,887)	(8,003)

Interest income	75	19	131	35
Interest expense	(5)	(5)	(15)	(15)

Net loss	$(7,773)	$(3,382)	$(18,771)	$(7,983)

Net loss per share—basic and diluted	$(0.15)	$(0.08)	$(0.36)	$(0.21)

Weighted average common shares outstanding—basic and diluted	52,443	40,155	52,129	38,293

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(18,771)	$(7,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	262	167
Stock-based compensation	2,855	1,675
Amortization of deferred license fees	(3,107)	(3,944)
Warrant licensing expense	80	80
Changes in assets and liabilities:
Prepaid expenses and other current assets	(621)	145
Accounts payable	(51)	224
Accrued expenses	448	370
Accrued interest	15	15
Net cash used in operating activities	(18,890)	(9,251)

Cash flows from investing activities:
Purchases of marketable securities	(71,202)	(18,740)
Maturities of marketable securities	17,378	7,098
Purchases of property and equipment	(1,599)	(502)
Net cash used in investing activities	(55,423)	(12,144)

Cash flows from financing activities:
Proceeds from Genzyme Collaboration, License and Purchase Agreement	—	1,896
Proceeds from sale of common stock, net of issuance costs	—	17,597
Proceeds from exercise of common stock options and stock purchase plan	556	293
Decrease in restricted cash	—	500
Net cash provided by financing activities	556	20,286

Net decrease in cash and cash equivalents	(73,757)	(1,109)
Cash and cash equivalents, beginning of period	78,752	21,924
Cash and cash equivalents, end of period	$4,995	$20,815

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available-for-sale investments	$(51)	$(20)
Issuance of 27,872 and 15,460 shares of common stock to fund the Company’s 401(k) matching contribution for 2010 and 2009, respectively	$169	$65

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

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At September 30, 2011 the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. At December 31, 2010, the Company’s investments were comprised of fixed income investments and mutual funds and all were deemed available-for-sale.  The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Realized losses for the nine months ended September 30, 2011 were $477. Realized losses for the nine months ended September 30, 2010 were $3,792.  There were no realized gains for the nine months ended September 30, 2011 or 2010. Unrealized gains or losses on investments are recorded in other comprehensive income.

Available-for-sale securities at September 30, 2011 consist of the following:

	September 30, 2011
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$29,050	$—	$(17)	$29,033
Corporate bonds	27,674		(34)	27,640
Certificates of deposit	12,363	1		12,364
Commercial paper	1,399	—	—	1,399
Total available-for-sale securities	$70,486	$1	$(51)	$70,436

Available-for-sale securities at December 31, 2010 consist of the following:

	December 31, 2010
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Certificates of deposit	$6,662	$1	$—	$6,663
Mutual funds	10,000	—	—	10,000
Total available-for-sale securities	$16,662	$1	$—	$16,663

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2011	2010
Shares issuable upon exercise of stock options	6,678	6,241
Shares issuable upon exercise of outstanding warrants (1)	325	825
Shares of restricted stock awards outstanding	504	157
	7,507	7,223

(1)       At September 30, 2011, represents warrants to purchase 250,000 shares of common stock issued under a licensing agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At September 30, 2010, represents warrants to purchase 750,000 shares of common stock issued under a licensing agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

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

As more fully described in the 2010 Form 10-K, in connection with our January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $934,250, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

The Company recognized approximately $1.0 million and $1.4 million in license fee revenue in connection with the amortization of the up-front payments from LabCorp and Genzyme during the three months ended September 30, 2011 and September 30, 2010, respectively.  The Company recognized approximately $3.1 million and $3.9 million in license fee revenue in connection with the amortization of up-front payments from LabCorp and Genzyme during the nine months ended September 30, 2011 and September 30, 2010, respectively.

Comprehensive Loss

Comprehensive loss consists of net loss and the change in unrealized gains and losses on marketable securities.  Comprehensive loss for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months September 30,		Nine Months September 30,
(In thousands)	2011	2010	2011	2010
Net loss	$(7,773)	$(3,382)	$(18,771)	$(7,983)
Unrealized loss on marketable securities	(38)	(18)	(51)	(20)
Comprehensive loss	$(7,811)	$(3,400)	$(18,822)	$(8,003)

(3) MAYO LICENSING AGREEMENT

Overview

On June 11, 2009, the Company entered into a license agreement (the “License Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). Under the License Agreement, MAYO granted the Company an exclusive, worldwide license within the field (the “Field”) of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) with regard to certain MAYO patents, and a non-exclusive worldwide license within the Field with regard to certain MAYO know-how. The licensed patents cover advances in sample processing, analytical testing and data analysis associated with non-invasive, stool-based DNA screening for colorectal cancer. Under the License Agreement, the Company assumes the obligation and expense of prosecuting and maintaining the licensed patents and is obligated to make commercially reasonable efforts to bring products covered by the licenses to market. Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company is also required to make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the agreement. In addition to the license to intellectual property owned by MAYO, the Company will receive product development and research and development efforts from MAYO personnel. The Company determined that the payments made for intellectual property should not be capitalized as the future economic benefit derived from the transactions is uncertain. The Company is also liable to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology.

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

Following this exercise, the warrant covered 800,000 shares. In September of 2010, MAYO partially exercised this warrant by utilizing the cashless exercise provision contained in the warrant.  As a result of this exercise for a gross amount of 300,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its rights with respect to 97,853 shares leaving it with a net amount of 202,147 shares. Following this exercise, the warrant covered 500,000 shares.

In June of 2011, MAYO partially exercised this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 250,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its rights with respect to 60,246 shares leaving it with a net amount of 189,754 shares.

Following this exercise, the warrant covered 250,000 shares. In September 2011, MAYO partially exercised this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 250,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 56,641 shares leaving it with a net amount of 193,359 shares. Following this exercise, the warrant was fully exercised.

Royalty Payments

The Company will make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement.  Minimum royalty payments will be $10,000 in 2012 and $25,000 per year thereafter through 2029, the year the last patent expires.

Other Payments

Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in FDA trials for the Company’s Cologuard pre-cancer and cancer screening test, and a $500,000 payment upon FDA approval of the Company’s Cologuard test.  The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in its FDA trial in June of 2011 and the milestone payment of $250,000 was made in June of 2011.  It is uncertain as to when the FDA will approve the Company’s cancer screening test. Therefore, the $500,000 milestone payment has not been recorded as a liability. The Company periodically evaluates the status of the FDA trial.

In addition, the Company is making payments to MAYO for research and development efforts.  During the nine months ended September 2011, the Company made payments of $1.0 million and at September 30, 2011 the Company recorded an estimated liability in the amount of $0.3 million for research and development efforts.  During the nine months ended September 2010, the Company made payments of $0.9 million and at September 30, 2010 the Company recorded an estimated liability in the amount of $0.5 million for research and development efforts. During the three months ended September 30, 2011 and September 30, 2010 the Company made payments of $0.3 million and $0.2 million, respectively.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $1.2 million and $2.7 million, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2011 in connection with the amortization of restricted common stock awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee directors and non-employee consultants.  The Company recorded $0.6 million and $1.6 million, respectively, in stock-based compensation expense during the three and nine months ended September 30, 2010 in connection with the amortization of restricted common stock awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee directors and non-employee consultants.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Awards granted in the nine months ended September 30, 2011 are all expected to vest and no forfeiture rate was utilized.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Option Plan Shares
Risk-free interest rates	1.12% - 1.52%	1.6%-1.70%	1.12% - 2.3%	1.60%-2.69%
Expected term (in years)	6	6	6	6
Expected volatility	91% - 92%	92%	91% - 92%	91% - 92%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$5.92	$3.02	$4.76	$2.99

ESPP Shares
Risk-free interest rates	(1)	(1)	0.22% - 0.61%	0.17%-0.38%
Expected term (in years)	(1)	(1)	0.5 - 2	0.5-1
Expected volatility	(1)	(1)	48% - 63%	53%-127%
Dividend yield	(1)	(1)	0%	0%
Weighted average fair value per share of options granted during the period	(1)	(1)	$2.88	$1.07

(1)          The Company did not issue stock purchase rights under its 2000 Employee Stock Purchase Plan or its 2010 Employee Stock Purchase Plan during the period indicated.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2011	6,217,199	$1.93	7.9
Granted	797,424	$6.22
Exercised	(265,443)	$2.09
Forfeited	(71,252)	$11.57
Outstanding, September 30, 2011	6,677,928	$2.34	7.5	$29,619

Exercisable, September 30, 2011	3,589,164	$1.88	7.0	$17,713

Vested and expected to vest, September 30, 2011	6,677,928	$2.34	7.5	$29,619

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $6.63 market price of the Company’s common stock at September 30, 2011.

As of September 30, 2011, there was $8.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.65 years.

A summary of restricted stock activity under the Stock Plans during the nine months ended September 30, 2011 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2011	263,630	$6.20
Granted	335,716	$6.06
Released	(92,508)	$5.15
Forfeited	(2,500)	$5.61
Outstanding, September 30, 2011	504,338	$6.31

During the first quarter of 2011, the Company granted a total of 213,300 restricted stock units to certain executives that will vest based upon the satisfaction of certain service and performance conditions. The performance condition is based on the Company meeting certain performance targets in 2011. The Company performed an evaluation of internal and external factors, and determined that it is probable that the performance condition will be met and these shares will vest in full. Therefore, the Company is recording expense for the fair value of these awards ratably over the vesting period.

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.

The following table presents the Company’s fair value measurements as of September 30, 2011 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at September 30, 2011 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale
Marketable securities
U.S. governement agency securities	$29,033	$—	$29,033	$—
Certificates of deposit	12,364	—	12,364	—
Corporate bonds	27,640	—	27,640	—
Commercial paper	1,399	—	1,399	—
Total	$70,436	$—	$70,436	$—

The following table presents the Company’s fair value measurements as of December 31, 2010 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2010 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale
Marketable securities
Certificates of deposit	6,663	—	6,663	—
Mutual Funds	10,000	10,000	—	—
Total	$16,663	$10,000	$6,663	$—

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at September 30, 2011 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At September 30, 2011 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following September 30, 2011.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011, and shall be applied retrospectively. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements.

Amendments to Fair Value Measurements

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards (IFRS). The accounting standard update changes fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this accounting standard update will have a material effect on our financial statements, but it may require certain additional disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, which has been filed with the SEC (the “2010 Form 10-K”).

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

Overview

Exact Sciences Corporation is a molecular diagnostics company focused on the early detection and prevention of colorectal cancer.  We have exclusive intellectual property protecting our non-invasive, molecular screening technology for the detection of colorectal cancer.  Our primary goal is to become the market leader for a patient-friendly diagnostic screening product for the early detection of colorectal pre-cancer and cancer.  Our strategic roadmap to achieve this goal includes the following key components:

•                  develop and refine our non-invasive Cologuard® stool-based DNA (sDNA) colorectal pre-cancer and cancer screening test;

•                  advance our Cologuard test through U.S. Food and Drug Administration (FDA) clinical trials; and

•                  commercialize an FDA-cleared product that detects colorectal pre-cancer and cancer.

Our product includes DNA markers, which in published studies have been shown to be associated with colorectal cancer.  In addition to DNA markers, our test will also detect blood in stool, utilizing an antibody-based fecal immunochemical test (FIT).

Our current focus is on seeking U.S. Food and Drug Administration clearance or approval for our Cologuard test.  We also are in the process of developing our strategy for the ultimate commercialization of our Cologuard test.  We believe obtaining FDA clearance or approval is critical to building broad demand and successful commercialization for our sDNA colorectal cancer screening technologies.  As part of our product development efforts, product performance, throughput and cost are among the elements that will need to be addressed in the design and development of a commercial product based on our technology.

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

The benefits of sDNA-based screening are clear. It detects both pre-cancers and cancers. The target sensitivity for cancer is equal to or greater than 85 percent at a specificity of 90 percent. sDNA-based screening is non-invasive and requires no bowel preparation or dietary restriction like other methods. The sample for sDNA-based screening can be collected easily at home and mailed to the appropriate laboratory, where the testing would be conducted. sDNA-based screening is also affordable, particularly relative to colonoscopy.

The competitive landscape is favorable to sDNA-based screening.  All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost.  Colonoscopy is uncomfortable and expensive.  A recent study shows that seven out of ten people age 50 and older who have been told they should get a colonoscopy still have not had the test primarily due to fears and aversion to completing the bowel preparation.  Current fecal blood testing suffers from poor sensitivity, including 66 percent detection rates for cancer and 27 percent detection rates for pre-cancers, and poor compliance.  Blood-based DNA testing is also disadvantaged by its sensitivity.  Data from a clinical trial of one blood-based test was released in early 2010.  It demonstrated only 52-67 percent sensitivity across all stages of cancer, with little sensitivity for pre-cancer.

The competitive advantages of sDNA-based screening provide a significant market opportunity. Assuming a 30-percent test adoption rate and a three-year screening interval, we estimate the potential U.S. market for sDNA screening to be $1.2 billion, and the total available U.S. market to be more than $5 billion.

Our intellectual property portfolio positions us to be the leading player to develop and market tests for the detection of colorectal cancer from stool samples.  Our portfolio of issued and pending patents broadly protects our position from competitors and yields freedom to operate in this market.  We have intellectual property pertaining to: sample type, sample preparation, sample preservation, biomarkers and related methods and formulations.  In 2009, we expanded our intellectual property estate through our collaboration with the Mayo Clinic and licensed Invader detection technology from Hologic, which we plan to incorporate into our Cologuard test.  We have an extensive license to markers, digital PCR and other technologies applicable to the detection of colon cancer from Johns Hopkins University, and have additional licensed intellectual property from MDx Health (formerly Oncomethylome) and Case Western Reserve University.

We have generated limited operating revenues since inception and, as of September 30, 2011, we had an accumulated deficit of approximately $211.9 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

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

While our significant accounting policies are more fully described in Note 2 of our condensed financial statements included in the 2010 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition.

License fees.  License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. On June 27, 2007, we entered into an amendment to our exclusive license agreement with LabCorp which, among other modifications to the terms of the license, extended the exclusive license period of the license with LabCorp from August 2008 through December 2010. Accordingly, we amortized the remaining deferred revenue balance at the time of the amendment of $4.7 million on a straight-line basis over the remaining exclusive license period, which ended in December 2010.

In connection with our January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme.  Our on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including our obligation to deliver certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing.  Accordingly, we deferred the initial $16.65 million in cash received at closing and are amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014.  We received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010 and the second holdback amount of $934,250, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

In total, we recognized approximately $1.0 million and $1.4 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme and LabCorp during the three months ended September 30, 2011 and 2010, resepctively.  In total, we recognized approximately $3.1 million and $3.9 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme and LabCorp during the nine months ended September 30, 2011 and September 30, 2010, respectively.

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock, and shares purchased under an employee stock purchase plan “ESPP” (if certain parameters are not met), are recognized in the financial statements based on their fair values. The following assumptions are used in determining fair value for employee stock options, restricted stock and ESPP shares:

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

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  Awards granted in the nine months ended September 30, 2011 are all expected to vest and no forfeiture rate was utilized.

Results of Operations

Revenue.  Total revenue decreased to $1.0 million for the three months ended September 30, 2011 from $1.4 million for the same period in 2010, and decreased to $3.1 million for the nine months ended September 30, 2011 from $4.0 million for the same period in 2010.  Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our amended license agreement with LabCorp and our collaboration, license and purchase agreement with Genzyme. The reduction in revenues for the three and nine months ended September 30, 2011 is primarily due to the expiration of the license period under the LabCorp license agreement in December 2010 and our ceasing amortization of revenues under the agreement at that time.  The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.  Revenues also include royalties on LabCorp’s sales of ColoSure as well as charges for our third-party royalty reimbursement obligation to LabCorp which are recorded as reductions to revenue under financial accounting guidance.

Research and development expenses.  Research and development expenses increased to $6.1 million for the three months ended September 30, 2011 from $2.6 million for the three months ended September 30, 2010, and increased to $14.3 million for the nine months ended September 30, 2011 from $6.6 million for the same period in 2010.  The increase for the three months ended September 30, 2011 was primarily due to an increase of $1.6 million in professional fee expenses primarily related to our clinical trial, $0.8 million in clinical trial related expenses, $0.5 million in compensation expenses, $0.3 million of lab expenses, $0.2 million in stock-based compensation expenses, and $0.2 million in other research and development expenses, compared to the same period in 2010 offset by a decrease of $0.1 million in license and royalty fees.  The increase for the nine months ended September 30 2011 was primarily due to an increase of $3.5 million in professional fee expenses primarily related to our clinical trial, $1.6 million in compensation expenses, $0.9 million in clinical trial related expenses, $0.7 million of lab expenses, $0.5 million in stock-based compensation expenses, $0.4 million in license and royalty fees, $0.3 million in other research and development expenses, compared to the same period in 2010 offset by a decrease of $0.2 million in research collaboration expense.  The increase in these categories was the result of increased research and development activities in support of our efforts to develop and seek FDA approval for our Cologuard test, which included hiring additional research and development personnel and administering our clinical trial. As a result of these efforts, we expect research and development costs in 2011 to continue to be higher than 2010 levels.

General and administrative expenses.  General and administrative expenses increased to $2.0 million for the three months ended September 30, 2011, compared to $1.8 million for the same period in 2010, and increased to $5.9 million for the nine months ended September 30, 2011 from $4.6 million for the same period in 2010.  The increase for the three months ended September 30, 2011 was primarily due to an increase of $0.2 million in stock-based compensation expenses, $0.1 million in compensation expenses compared to the same period in 2010, offset by a $0.1 million decrease and legal and professional fees. The increase for the nine months ended September 30, 2011 was primarily due to an increase of $0.4 million in legal and professional fees, $0.4 million in stock-based compensation expenses, $0.3 million in compensation expenses, and $0.2 million in other general and administrative expenses consisting primarily of office expenses, facility costs and information technology expenses.  Overall increases in these reporting periods are due to increased personnel and facility costs compared to the same period in 2010.

Sales and marketing expenses. Sales and marketing expenses increased to $0.8 million for the three months ended September 30, 2011 from $0.3 million for the same period in 2010, and $1.8 million for the nine months ended September 30, 2011 from $0.8 million for the same period in 2010 as a result of increased sales and marketing efforts in support of our efforts to develop and commercialize our Cologuard test which included hiring additional personnel and increased market research activities.

Interest income.  Interest income increased to $75,000 for the three months ended September 30, 2011 from $19,000 for the same period in 2010, and increased to $131,000 for the nine months ended September 30, 2011 from $35,000 for the same period in 2010.  This increase is primarily due to larger cash and investment balances when compared to the same period in 2010.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of September 30, 2011, we had approximately $75.4 million in cash equivalents and marketable securities.

All of our investments in marketable securities are comprised of fixed income investments and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. As of September 30, 2011 we had approximately $70.4 million in marketable securities.

Net cash used in operating activities was $18.9 million for the nine months ended September 30, 2011 as compared to $9.3 million for the nine months ended September 30, 2010.  The principal use of cash in operating activities for the nine months ended September 30, 2011 and 2010 was to fund our net loss which increased primarily due to increased research and development activities which included the start of our clinical trial in June 2011.

Net cash used in investing activities was $55.4 million for the nine months ended September 30, 2011 as compared to $12.1 million for the nine months ended September 30, 2010.  The increase in cash used in investing activities for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily the result of purchase and maturity activity of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $1.6 million for the nine months ended September 30, 2011 and $0.5 million for the nine months ended September 30, 2010.  Increased purchases of property and equipment during the nine months ended September 30, 2011 were a result of increased research and development activities.  Based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment during 2011 will be higher than amounts invested in 2010.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2011, as compared to $20.3 million for the nine months ended September 30, 2010.  The decrease in cash provided by financing activities for the nine months ended September 30, 2011 was primarily related to the receipt during the nine months ended September 30, 2010 of approximately $17.6 million in proceeds from the sale of common stock, $1.9 million in connection with the Genzyme strategic transaction and cash inflows from stock option exercises of $0.3 million. During the nine months ended September 30, 2011, cash inflows were not as significant and consisted of $0.6 million from stock option exercises.

We expect that cash and cash equivalents on hand at September 30, 2011, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  However, since we have no current sources of material ongoing revenue, we expect that we will need to raise additional capital to fully fund our current strategic plan, the primary goal of which is developing and commercializing an FDA-approved non-invasive sDNA colorectal pre-cancer and cancer screening test.  If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of September 30, 2011 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair values or cash flows of risk-sensitive financial instruments would be immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2009, we entered into a license agreement with MAYO Foundation for Medical Education and Research (“MAYO”) under which we acquired rights to use certain intellectual property.  As part of the license agreement, we granted MAYO a common stock purchase warrant with an exercise price of $1.90 per share covering 1,000,000 shares.

Prior to June 2011, MAYO had partially exercised the warrant so that at that time it covered a total of 500,000 shares.  In June 2011, MAYO partially exercised the warrant by utilizing the cashless exercise provision contained in the warrant for a gross amount of 250,000 shares.  In lieu of paying a cash exercise price, MAYO forfeited its rights with respect to 60,246 shares leaving it with a net amount of 189,754 shares.

In September 2011, MAYO partially exercised the warrant covering the remaining 250,000 shares by utilizing the cashless exercise provision contained in the warrant for a gross amount of 250,000 shares.  In lieu of paying a cash exercise price, MAYO forfeited its right with respect to 56,641 shares leaving it with a net amount of 193,359 shares. The warrant has now been fully exercised.

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

In addition, we believe the issuance of shares on exercise of the warrants via cashless exercise was exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof inasmuch as such issuances involved the issuance of shares to an existing security holder in exchange for other securities where no commission or other remuneration was paid or given for soliciting such exchange.

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

EXACT SCIENCES CORPORATION

Date: November 4, 2011	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Authorized Officer)

Date: November 4, 2011	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10	Non-Employee Director Compensation Policy

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.