Form 10-Q
period 2012-03-31
EXACT SCIENCES CORP
filed 2012-05-04
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, the registrant had 57,141,155 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$12,292	$35,781
Marketable securities	71,244	57,580
Prepaid expenses and other current assets	1,918	1,034
Total current assets	85,454	94,395
Property and Equipment, at cost:
Laboratory equipment	2,459	2,314
Office and computer equipment	779	729
Leasehold improvements	288	288
Furniture and fixtures	23	23
	3,549	3,354
Less—Accumulated depreciation	(998)	(796)
	2,551	2,558

	$88,005	$96,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$949	$765
Accrued expenses	2,600	3,069
Deferred license fees, current portion	4,143	4,143
Total current liabilities	7,692	7,977

Long-term debt	1,000	1,000
Long-term accrued interest	47	42
Deferred license fees, less current portion	3,403	4,439

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—57,109,496 and 56,624,763 shares at March 31, 2012 and December 31, 2011	571	566
Additional paid-in capital	307,740	304,767
Other comprehensive income (loss)	21	(14)
Accumulated deficit	(232,469)	(221,824)
Total stockholders’ equity	75,863	83,495
	$88,005	$96,953

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Product royalty fees	$—	$4
License fees	1,036	1,036
	1,036	1,040
Cost of revenue:
Product royalty fees	—	6

Gross profit	1,036	1,034

Operating expenses:
Research and development	8,999	2,989
General and administrative	2,145	2,150
Sales and marketing	594	297
	11,738	5,436

Loss from operations	(10,702)	(4,402)

Interest income	62	34
Interest expense	(5)	(5)

Net loss	$(10,645)	$(4,373)

Net loss per share—basic and diluted	$(0.19)	$(0.08)

Weighted average common shares outstanding—basic and diluted	56,718	51,930

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Comprehensive Loss

	Three Months Ended
	March 31,	March 31,
(In thousands)	2012	2011
Net loss	$(10,645)	$(4,373)
Other comprehensive income (loss), net of tax:
Unrealized gains on securities:
Unrealized holding gain on marketable securities	35	2

Other comprehensive income	35	2

Comprehensive income (loss)	$(10,610)	$(4,371)

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(10,645)	$(4,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	202	67
Stock-based compensation	1,035	686
Amortization of deferred license fees	(1,036)	(1,036)
Warrant licensing expense	27	27
Changes in assets and liabilities:
Prepaid expenses and other current assets	(884)	(222)
Accounts payable	184	(208)
Accrued expenses	(195)	(399)
Accrued interest	5	5
Net cash used in operating activities	(11,307)	(5,453)

Cash flows from investing activities:
Purchases of marketable securities	(29,963)	(2,493)
Maturities of marketable securities	16,334	1,498
Purchases of property and equipment	(195)	(245)
Net cash used in investing activities	(13,824)	(1,240)

Cash flows from financing activities:
Proceeds from exercise of common stock options and stock purchase plan	1,642	14
Net cash provided by financing activities	1,642	14

Net decrease in cash and cash equivalents	(23,489)	(6,679)
Cash and cash equivalents, beginning of period	35,781	78,752
Cash and cash equivalents, end of period	$12,292	$72,073

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available-for-sale investments	$(35)	$(2)
Issuance of 32,872 and 27,872 shares of common stock to fund the Company’s 401(k) matching contribution for 2011 and 2010, respectively	$274	$169

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

Basis of Presentation

The accompanying condensed financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at March 31, 2012 and December 31, 2011.

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

At March 31, 2012 and December 31, 2011, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. All of the Company’s investments are considered current. There were no realized losses for the three months ended March 31, 2012. Realized losses for the three months ended March 31, 2011 were $477.  Realized gains for the three months ended March, 31, 2012 were $2,528. There were no realized gains for the three months ended March 31, 2011. Unrealized gains or losses on investments are recorded in other comprehensive income.

Available-for-sale securities at March 31, 2012 consist of the following:

	March 31, 2012
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$29,344	$—	$(12)	$29,332
Corporate bonds	28,812	32	—	28,844
Certificates of deposit	11,568	—	1	11,569
Commercial paper	1,499	—	—	1,499
Total available-for-sale securities	$71,223	$32	$(11)	$71,244

Available-for-sale securities at December 31, 2011 consist of the following:

	December 31, 2011
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$28,004	$—	$(10)	$27,994
Corporate bonds	19,124	—	(2)	19,122
Certificates of deposit	9,467	—	(2)	9,465
Commercial paper	999	—	—	999
Total available-for-sale securities	$57,594	$—	$(14)	$57,580

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2012	2011
Shares issuable upon exercise of stock options	6,445	6,714
Shares issuable upon exercise of outstanding warrants (1)	325	825
Shares of restricted stock awards outstanding	884	528
	7,654	8,067

(1)      At March 31, 2012, represents warrants to purchase 250,000 shares of common stock issued under a licensing agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At March 31, 2011, represents warrants to purchase 750,000 shares of common stock issued under a licensing agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

License fees.  License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. As more fully described in the 2011 Form 10-K, in connection with our January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $934,250 which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme, during the three months ended March 31, 2012 and March 31, 2011.

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

Other Payments

Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in FDA trials for the Company’s Cologuard pre-cancer and cancer screening test, and a $500,000 payment upon FDA approval of the Company’s Cologuard test.  The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in its FDA trial in June of 2011 and the milestone payment of $250,000 was made in June of 2011.  It is uncertain as to when the FDA will approve the Company’s Cologuard test. Therefore, the $500,000 milestone payment has not been recorded as a liability. The Company periodically evaluates the status of the FDA trial.

In addition, the Company is making payments to MAYO for research and development efforts.  During the three months ended March 2012, the Company made payments of $0.2 million and at March 31, 2012 the Company recorded an estimated liability in the amount of $0.1million for research and development efforts.  During the three months ended March 2011, the Company made payments of $0.5 million and at March 31, 2011 the Company recorded an estimated liability in the amount of $0.2 million for research and development efforts.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $1.0 million in stock-based compensation expense during the three months ended March 31, 2012 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.  The Company recorded $0.7 million in stock-based compensation expense during the three months ended March 31, 2011 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the following table.

	Three Months Ended
	March 31,
	2012	2011

Option Plan Shares
Risk-free interest rates	0.84%	2.0%-2.3%
Expected term (in years)	6	6
Expected volatility	91.6%	92.2%-92.3%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$6.84	$4.25

ESPP Shares
Risk-free interest rates	(1)		(1)
Expected term (in years)	(1)		(1)
Expected volatility	(1)		(1)
Dividend yield	(1)		(1)
Weighted average fair value per share of options granted during the period	(1)		(1)

(1)      The Company did not issue stock purchase rights under its 2000 Employee Stock Purchase Plan or its 2010 Employee Stock Purchase Plan during the period indicated.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2012	6,453,644	$2.27	7.2
Granted	440,500	$9.07
Exercised	(443,154)	$3.71
Forfeited	(6,250)	$4.46
Outstanding, March 31, 2012	6,444,740	$2.63	7.2	$55,147

Exercisable, March 31, 2012	3,862,416	$1.75	6.7	$36,517

Vested and expected to vest, March 31, 2012	6,444,740	$2.63	7.2	$55,147

(1) The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $11.16 market price of the Company’s common stock at March 31, 2012.

As of March 31, 2012, there was $12.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.95 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the three months ended March 31, 2012 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2012	401,490	$6.24
Granted	519,000	$9.38
Released	(35,037)	$4.84
Forfeited	(1,875)	$5.61
Outstanding, March 31, 2012	883,578	$8.14

During the first quarter of 2012, the Company granted a total of 262,500 restricted stock units to certain executives that will vest based upon the satisfaction of certain service and performance conditions. The performance condition is based on the Company meeting certain performance targets in 2012. The Company performed an evaluation of internal and external factors, and determined the number of shares that are most likely to vest based on the probability of what performance conditions will be met. The expense for the fair value of the awards that are expected to vest, is being recognized ratably over the vesting period.

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

The following table presents the Company’s fair value measurements as of March 31, 2012 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at March 31, 2012 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale
Marketable securities
U.S. governement agency securities	$29,332	$—	$29,332	$—
Corporate bonds	28,844	—	28,844	—
Certificates of deposit	11,569	—	11,569	—
Commercial paper	1,499	—	1,499	—
Total	$71,244	$—	$71,244	$—

The following table presents the Company’s fair value measurements as of December 31, 2011 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2011 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Available-for-Sale
Marketable securities
U.S. government agency securities	$27,994	$—	$27,994	$—
Certificates of deposit	9,465	—	9,465	—
Corporate bonds	19,122	—	19,122	—
Commercial paper	999	—	999	—
Total	$57,580	$—	$57,580	$—

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at March 31, 2012 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At March 31, 2012 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the SEC (the “2010 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, anticipated results of our pivotal clinical trial, expected license fee revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our Annual Report on Form 10-K for the year ended December 31, 2011 and our subsequently filed Quarterly Reports on Form 10-Q.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our Cologuard test includes DNA markers, which in published studies have been shown to be associated with colorectal cancer.  In addition to DNA markers, our test will also include a protein marker to detect blood in stool, utilizing an antibody-based fecal immunochemical test (FIT).

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

We have generated limited operating revenues since inception and, as of March 31, 2012, we had an accumulated deficit of approximately $232.5 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2012 Priorities

In 2012 we will devote significant time and resources on the FDA clinical trial for our Cologuard test and preparing our FDA submissions. Our goal is to complete the clinical trial and submit the PMA to the FDA for the manufacturing and analytical modules by the end of 2012. If for any reason this trial is not successful or is substantially delayed, if the FDA does not approve our PMA or such approval is substantially delayed or if for any other reason we are unable to successfully commercialize our Cologuard test, our business and prospects would likely be materially adversely impacted.

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

Financial Overview

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to Genzyme and product royalty fees on tests sold by LabCorp utilizing our technology. We expect that total revenue for 2012 will be consistent with amounts recorded in 2011.

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

While our significant accounting policies are more fully described in Note 2 of our condensed financial statements included in the 2011Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

In total, we recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during the three months ended March 31, 2012 and 2011.

Stock-Based Compensation.

In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock and restricted stock units and shares purchased under an employee stock purchase plan “ESPP” (if certain parameters are not met), are recognized in the financial statements based on their fair values. The following assumptions are used in determining fair value for employee stock options, restricted stock and ESPP shares:

•                  Valuation and Recognition — The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements. The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period.

•                  Expected Term - The Company uses the simplified calculation of expected life, described by the SEC’s Staff Accounting Bulletins 107 and 110, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected term.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

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

•      Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Revenue.  Total revenue remained unchanged at $1.0 million for the three months ended March 31, 2012 and 2011. Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our purchase agreement with Genzyme. Revenues also include royalties on LabCorp’s sales of ColoSure.

Research and development expenses.  Research and development expenses increased to $9.0 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011.The increase for the three months ended March 31, 2012 was primarily due to an increase of $2.7 million in professional fee expenses primarily related to our clinical trial, $1.9 million in clinical trial related expenses, $0.5 million in compensation expenses, $0.5 million of lab expenses, $0.2 million in other research and development expenses, $0.1 million in stock-based compensation expenses, and $0.1 million in research collaborations compared to the same period in 2011.The increase in these categories was the result of increased research and development activities in support of our efforts to develop and seek FDA approval for our Cologuard test, which included hiring additional research and development personnel and administering our clinical trial. As a result of these efforts, we expect research and development costs in 2012 to continue to be higher than 2011 levels.

General and administrative expenses.  General and administrative expenses decreased to $2.1 million for the three months ended March 31, 2012, compared to $2.2 million for the same period in 2011. The decrease for the three months ended March 31, 2012 was primarily due to an increase of $0.2 million in stock-based compensation expenses compared to the same period in 2011, offset by a $0.3 million decrease in legal and professional fees.

Sales and marketing expenses. Sales and marketing expenses increased to $0.6 million for the three months ended March 31, 2012 from $0.3 million for the same period in 2011as a result of increased sales and marketing efforts in support of our efforts to develop and commercialize our Cologuard test which included hiring additional personnel and increased market research activities.

Interest income.  Interest income increased to $62,000 for the three months ended March 31, 2012 from $34,000 for the same period in 2011.  This increase is primarily due to larger investment balances when compared to the same period in 2011.

Interest expense. Interest expense was $5,000 for the three months ended March 31, 2012 and 2011 as the loan from the Wisconsin Department of Commerce remained unchanged.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of March 31, 2012, we had approximately $12.3 million in unrestricted cash and cash equivalents and approximately $71.2 million in marketable securities.

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

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2012 as compared to $5.5 million for the three months ended March 31, 2011.  The principal use of cash in operating activities for the three months ended March 31, 2012 and 2011 was to fund our net loss which increased primarily due to increased research and development activities which included the start of our clinical trial in June 2011.

Net cash used in investing activities was $13.8 million for the three months ended March 31, 2012 as compared to $1.2 million for the three months ended March 31, 2011.  The increase in cash used in investing activities for the three months ended March 31, 2012 compared to the same period in 2011 was primarily the result of purchase and maturity activity of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $0.2 million for the three months ended March 31, 2012 and $0.2 million for the three months ended March 31, 2011.  Purchases of property and equipment during the three months ended March 31, 2012 were a result of increased research and development activities.   Based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment during 2012 will be higher than amounts invested in 2011.

Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2012, as compared to $14,000 for the three months ended March 31, 2011.  The increase in cash provided by financing activities for the three months ended March 31, 2012 was due to cash inflows from stock options exercises of $1.6 million for the three months ended March 31, 2012. During the three months ended March 31, 2011, cash inflows were not as significant and consisted of $14,000 from stock option exercises.

We expect that cash and cash equivalents on hand at March 31, 2012, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  However, since we have no current sources of material ongoing revenue, we expect that we will need to raise additional capital to fully fund our current strategic plan, the primary goal of which is developing and commercializing an FDA-cleared/approved non-invasive sDNA colorectal pre-cancer and cancer screening test.  If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of March 31, 2012 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the quarter ended March 31, 2012, we completed the implementation of “SAP”, a new enterprise resource planning software. Management, together with our CEO and CFO, evaluated the changes in our internal control over financial reporting as part of the implementation and it was determined that this system was fully implemented and operating effectively. With this implementation, our management ensures that our key controls are mapped to applicable SAP controls, and as appropriate, maintains and evaluates controls over the flow of information to and from the SAP system.

There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 4, 2012	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal ExecutiveOfficer)

Date: May 4, 2012	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Operating Officer, Chief Financial Officer, and Secretary(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement by and between Laura Stoltenberg and the Registrant, dated as of March 19, 2012

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files