Form 10-Q
period 2012-06-30
EXACT SCIENCES CORP
filed 2012-07-26
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, the registrant had 57,351,808 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$6,026	$35,781
Marketable securities	64,839	57,580
Prepaid expenses and other current assets	2,347	1,034
Total current assets	73,212	94,395
Property and Equipment, at cost:
Laboratory equipment	2,943	2,314
Office and computer equipment	824	729
Leasehold improvements	288	288
Furniture and fixtures	28	23
	4,083	3,354
Less—Accumulated depreciation	(1,213)	(796)
	2,870	2,558

	$76,082	$96,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$767	$765
Accrued expenses	3,729	3,069
Deferred license fees, current portion	4,143	4,143
Total current liabilities	8,639	7,977

Long-term debt	1,000	1,000
Long-term accrued interest	52	42
Deferred license fees, less current portion	2,367	4,439

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—57,339,933 and 56,624,763 shares at June 30, 2012 and December 31, 2011	573	566
Additional paid-in capital	310,703	304,767
Other comprehensive income (loss)	53	(14)
Accumulated deficit	(247,305)	(221,824)
Total stockholders’ equity	64,024	83,495
	$76,082	$96,953

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product royalty fees	$—	$6	$—	$10
License fees	1,036	1,036	2,072	2,072
	1,036	1,042	2,072	2,082
Cost of revenue:
Product royalty fees	—	6	—	12

Gross profit	1,036	1,036	2,072	2,070

Operating expenses:
Research and development	12,202	5,197	21,201	8,186
General and administrative	2,393	1,830	4,538	3,980
Sales and marketing	1,331	651	1,925	948
	15,926	7,678	27,664	13,114

Loss from operations	(14,890)	(6,642)	(25,592)	(11,044)

Investment income	59	22	121	56
Interest expense	(5)	(5)	(10)	(10)

Net loss	$(14,836)	$(6,625)	$(25,481)	$(10,998)

Net loss per share—basic and diluted	$(0.26)	$(0.13)	$(0.45)	$(0.21)

Weighted average common shares outstanding—basic and diluted	57,037	52,010	56,877	51,970

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months June 30,		Six Months June 30,
	2012	2011	2012	2011
Net loss	$(14,836)	$(6,625)	$(25,481)	$(10,998)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on marketable securities	32	(15)	67	(13)

Comprehensive loss	$(14,804)	$(6,640)	$(25,414)	$(11,011)

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(25,481)	$(10,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	417	145
Stock-based compensation	2,459	1,552
Amortization of deferred license fees	(2,072)	(2,072)
Warrant licensing expense	152	54
Restricted stock licensing expense	1,000	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,313)	(365)
Accounts payable	2	58
Accrued expenses	1,128	167
Accrued interest	10	10
Net cash used in operating activities	(23,698)	(11,449)

Cash flows from investing activities:
Purchases of marketable securities	(33,764)	(41,179)
Maturities of marketable securities	26,572	12,626
Purchases of property and equipment	(729)	(711)
Net cash used in investing activities	(7,921)	(29,264)

Cash flows from financing activities:
Proceeds from exercise of common stock options and stock purchase plan	1,864	225
Net cash provided by financing activities	1,864	225

Net decrease in cash and cash equivalents	(29,755)	(40,488)
Cash and cash equivalents, beginning of period	35,781	78,752
Cash and cash equivalents, end of period	$6,026	$38,264

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$67	$(13)
Issuance of 32,872 and 27,872 shares of common stock to fund the Company’s 401(k) matching contribution for 2011 and 2010, respectively	$274	$169
Conversion of accrued expenses into 34,336 and 27,110 shares of common stock in connection with the Company’s Employee Stock Purchase Plan for 2012 and 2011, respectively	$194	$148

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

Basis of Presentation

The accompanying condensed financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (the “2011 Form 10-K”). These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in our 2011 Form 10-K. Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

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

At June 30, 2012 and December 31, 2011, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. All of the Company’s investments are considered current. There were no realized losses for the six months ended June 30, 2012. Realized losses for the six months ended June 30, 2011 were $477.  Realized gains for the six months ended June 30, 2012 were $2,528. There were no realized gains for the six months ended June 30, 2011.Unrealized gains or losses on investments are recorded in other comprehensive income.

Available-for-sale securities at June 30, 2012 consist of the following:

	June 30, 2012
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$26,950	$8	$—	$26,958
Corporate bonds	28,170	31	—	28,201
Certificates of deposit	8,767	14	—	8,781
Commercial paper	899	—	—	899
Total available-for-sale securities	$64,786	$53	$—	$64,839

Available-for-sale securities at December 31, 2011 consist of the following:

	December 31, 2011
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$28,004	$—	$(10)	$27,994
Corporate bonds	19,124	—	(2)	19,122
Certificates of deposit	9,467		(2)	9,465
Commercial paper	999		—	999
Total available-for-sale securities	$57,594	$—	$(14)	$57,580

Net Loss Per Share

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period.  Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2012	2011
Shares issuable upon exercise of stock options	6,320	6,660
Shares issuable upon exercise of outstanding warrants (1)	325	575
Shares of restricted stock awards outstanding	884	520
Shares issuable upon the vesting of restricted stock awards related to licensing agreement	73	—
	7,602	7,755

(1)  At June 30, 2012, represents  warrants to purchase 250,000 shares of common stock issued under a licensing agreement  and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At June 30, 2011, represents warrants to purchase 500,000 shares of common stock issued under a licensing agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

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

In addition, Genzyme purchased 3,000,000 shares of common stock on January 27, 2009 for $2.00 per share, representing a premium of $0.51 per share above the closing price of the Company’s common stock on that date of $1.49 per share. The aggregate premium paid by Genzyme over the closing price of the Company’s common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement. Accordingly, the Company deferred the aggregate $1.53 million premium and is amortizing that amount on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014.

The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme, during each of the three months ended June 30, 2012 and June 30, 2011. The Company recognized approximately $2.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the six months ended June 30, 2012 and June 30, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) MAYO LICENSING AGREEMENT

Overview

On June 11, 2009, the Company entered into a license agreement (the “License Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). Under the License Agreement, MAYO granted the Company an exclusive, worldwide license within the field (the “Field”) of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) with regard to certain MAYO patents, and a non-exclusive worldwide license within the Field with regard to certain MAYO know-how. The licensed patents cover advances in sample processing, analytical testing and data analysis associated with non-invasive, stool-based DNA screening for colorectal cancer. Under the License Agreement, the Company assumes the obligation and expense of prosecuting and maintaining the licensed patents and is obligated to make commercially reasonable efforts to bring products covered by the license to market. Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company is also required to make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the agreement. In addition to the license to intellectual property owned by MAYO, the Company will receive product development and research and development efforts from MAYO personnel. The Company determined that the payments made for intellectual property should not be capitalized as the future economic benefit derived from the transactions is uncertain. The Company is also obligated to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology.

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

Other Payments

Other payments under the MAYO agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in FDA trials for the Company’s Cologuard pre-cancer and cancer screening test, and a $500,000 payment upon FDA approval of the Company’s Cologuard test.  The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in its FDA trial in June of 2011 and the milestone payment of $250,000 was made in June of 2011 and expensed to research and development in the second quarter of 2011.  It is uncertain as to when the FDA will approve the Company’s pre-cancer and cancer screening test. Therefore, the $500,000 milestone payment has not been recorded as a liability. The Company periodically evaluates the status of the FDA trial.

In addition, the Company is making payments to MAYO for research and development efforts.  During the three and six months ended June 2012, the Company made payments of $0.1 million and $0.3 million, respectively. At June 30, 2012 the Company recorded an estimated liability in the amount of $0.2 million for research and development efforts.  During the three and six months ended June 2011, the Company made payments of $0.9 million and $1.0 million and at June 30, 2011 the Company recorded an estimated liability in the amount of $0.2 million for research and development efforts.

Amendment — May 2012

In May 2012 the Company expanded the relationship with MAYO through an amendment to the initial agreement signed in June of 2009. As part of the amendment, MAYO expanded the Company’s license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. As consideration, the Company granted MAYO 97,466 shares of restricted stock, one quarter of which vested immediately, with the remainder to vest in three equal annual installments. The Company recognized $1.0 million in licensing expense during the three and six months ended June 30, 2012 in connection with the restricted stock grant.

As part of the amendment, the Company will also be responsible for making additional restricted stock grants to MAYO as certain milestones are met with respect to the commercial launch of the Company’s second and third licensed products. Additionally, the Company will make milestone payments once certain sales levels are reached on the second and third licensed products.  It is uncertain as to when these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company periodically evaluates the status of the milestone payments.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan,  the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $1.5 million and $2.5 million in stock-based compensation expense during the three and six months ended June 30, 2012 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.   The Company recorded $0.9 million and $1.6 million in stock-based compensation expense during the three and six months ended June 30, 2011 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

Determining Fair Value

Valuation and Recognition - The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.  The estimated fair value of stock options is recognized to expense using the straight-line method over the vesting period.

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

Risk-Free Interest Rate - The Company bases the risk-free interest rate  on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Option Plan Shares
Risk-free interest rates	0.82%	1.88%	0.82% - 0.84%	1.88%-2.3%
Expected term (in years)	6	6	6	6
Expected volatility	87.1%	92%	87.1% - 91.6%	92%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$7.38	$5.64	$6.86	$4.35

ESPP Shares
Risk-free interest rates	0.19% - 0.27%	0.22%-0.61%	0.19% - 0.27%	0.22%-0.61%
Expected term (in years)	0.5 - 2	0.5-2	0.5 - 2	0.5-2
Expected volatility	39.6% - 54.9%	48%-63%	39.6% - 54.9%	48%-63%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$3.47	$2.88	$3.47	$2.88

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	June 30, 2012	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2012	6,453,644	$2.27	7.2
Granted	451,500	$9.10
Exercised	(543,529)	$3.43
Forfeited	(41,875)	$6.68
Outstanding, June 30, 2012	6,319,740	$2.63	7.0	$51,376

Exercisable, June 30, 2012	4,139,666	$1.73	6.5	$37,438

Vested and expected to vest, June 30, 2012	6,313,509	$2.62	7.0	$51,366

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $10.72 market price of the Company’s common stock at June 30, 2012.

As of June 30, 2012, there was $11.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.78 years.

A summary of restricted stock activity under the Stock Plans during the six months ended June 30, 2012 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding, January 1, 2012	401,490	$6.24
Granted	531,000	$9.39
Released	(44,225)	$4.86
Forfeited	(4,687)	$7.69
Outstanding, June 30, 2012	883,578	$8.20

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period. The estimated fair value of our long-term debt based on a market approach was approximately $1.0 million as of June 30, 2012 and December 31, 2011 and represent Level 2 measurements. When determining the estimated fair value of our long-term debt, we used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of June 30, 2012 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at June 30, 2012 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Cash equivalents (1)	$4,283	$4,283	$—	$—
Available-for-Sale
Marketable securities
U.S. governement agency securities	26,958	—	26,958	—
Corporate bonds	28,201	—	28,201	—
Certificates of deposit	8,781	—	8,781	—
Commercial paper	899	—	899	—
Total	$69,122	$4,283	$64,839	$—

(1)  The $4.3 million of cash equivalents above is included in the cash balance of $6.0 million at June 30, 2012.

The following table presents the Company’s fair value measurements as of December 31, 2011 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2011 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Cash equivalents (1)	$35,385	$35,385	$—	$—
Available-for-Sale
Marketable securities
U.S. government agency securities	27,994	—	27,994	—
Certificates of deposit	9,465	—	9,465	—
Corporate bonds	19,122	—	19,122	—
Commercial paper	999	—	999	—
Total	$92,965	$35,385	$57,580	$—

(1)  The $35.4 million of cash equivalents above is included in the cash balance of $35.8 million at December 31, 2011.

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at June 30, 2012 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At June 30, 2012 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following June 30, 2012.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standard update which requires the presentation of components of other comprehensive income with the components of net income in either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity, and is effective for interim and annual periods beginning after December 15, 2011, and shall be applied retrospectively. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our financial statements.

Amendments to Fair Value Measurements

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. The accounting standard update provides for a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards (IFRS). The accounting standard update changes fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value disclosure requirements, particularly for Level 3 fair value measurements. The amendments in this accounting standard update are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting standard update did not have a material effect on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which has been filed with the SEC (the “2011 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, anticipated timing and results of our pivotal clinical trial, expected license fee revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our 2011 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our Cologuard test is designed to detect pre-cancerous lesions or polyps, and each of the four stages of colorectal cancer. Pre-cancerous polyps are present in approximately 6 percent of average risk people 50 years of age and older who come in for routine colorectal cancer screening.  The target sensitivity rate for cancer is equal to or greater than 85 percent at a specificity of 90 percent.  In preliminary validation studies our Cologuard test was able to detect cancers at or above this target sensitivity rate and we were also able to demonstrate strong pre-cancer detection. In July 2012 we completed our final training study for our Cologuard test, which consisted of testing over 1,000 stool samples, and demonstrated performance meeting our targeted performance parameters. The final cutoff algorithm is derived from this study.

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.  Colorectal cancer typically takes up to 10-15 years to progress from a pre-cancerous lesion or polyp to metastatic cancer and death.  However, it is the second-leading cause of cancer death in the United States, killing almost 50,000 people each year.

There is a significant unmet clinical need related to the diagnosis of colorectal cancer.  Approximately 40 percent of those who should be screened for colorectal cancer are not screened according to current guidelines.

Poor screening compliance has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages.  The five-year survival rates for stages 3 and 4 are 67 percent and 12 percent, respectively.

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

Our intellectual property portfolio positions us to be the leading player to develop and market tests for the detection of colorectal cancer from stool samples.  Our portfolio of issued and pending patents broadly protects our position from competitors and we believe that we have broad freedom to operate in this market.  We have continued to invest in our intellectual property filings. We have intellectual property pertaining to: sample type, sample preparation, sample preservation, biomarkers, and related methods and formulations.  In 2009, we expanded our intellectual property estate through our collaboration with the Mayo Clinic and licensed Invader detection technology from Hologic, which we plan to incorporate into our Cologuard test. In 2012 we further expanded our relationship with Mayo to include licenses to all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. We have an extensive license to markers, digital PCR, and other technologies applicable to the detection of colorectal cancer from Johns Hopkins University, and have additional licensed intellectual property from MDx Health (formerly Oncomethylome Sciences) and Case Western Reserve University.

We have generated limited operating revenues since inception and, as of June 30, 2012, we had an accumulated deficit of approximately $247.3 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2012 Priorities

In 2012 we will devote significant time and resources on the FDA clinical trial for our Cologuard test and preparing our FDA submissions. Our goal is to complete the clinical trial and submit the manufacturing and analytical modules of a Premarket Approval Application (PMA) to the FDA by the end of 2012. We expect to release top line results from our clinical trial in the fourth quarter of 2012 or in the first quarter of 2013, and subsequently make a submission of the final clinical module of the PMA to the FDA. If for any reason this trial is not successful or is substantially delayed, if the FDA does not approve our PMA or such approval is substantially delayed or if for any other reason we are unable to successfully commercialize our Cologuard test, our business and prospects would likely be materially adversely impacted.

With the goal of expediting receipt of a favorable coverage decision, we are working with the Centers for Medicare and Medicaid (CMS) to coordinate our clinical trial with the CMS coverage review process for our Cologuard test.

We also plan to focus on manufacturing preparations and developing the market for our Cologuard test during 2012. This includes working to develop an FDA compliant quality management system, completing a healthcare/cost effectiveness study, publishing scientific papers regarding our sDNA colorectal cancer screening technologies and continuing our outreach to physicians, third-party payors and advocates.

Financial Overview

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to Genzyme and product royalty fees on tests sold by LabCorp utilizing our technology. We expect that product royalty fees for 2012 will be consistent with amounts recorded in 2011.

Our Cost Structure.  Our selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.

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

In total, we recognized approximately $2.1 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during each of the six months ended June 30, 2012 and 2011 and approximately $1.0 million for each of the three months ended June 30, 2012 and 2011.

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock and restricted stock units and shares purchased under an employee stock purchase plan (ESPP) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The following assumptions are used in determining fair value for stock options, restricted stock and ESPP shares:

•                  Valuation and Recognition — The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements. The estimated fair value of stock options is recognized to expense using the straight-line method over the vesting period.

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

•                  Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

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

Results of Operations

Revenue.  Total revenue was $1.0 million for each of the three months ended June 30, 2012 and June 30, 2011.   Total revenue was $2.1 million for each of the six months ended June 30, 2012 and June 30, 2011.  Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.  Revenues also include royalties on LabCorp’s sales of ColoSure.

Research and development expenses.  Research and development expenses increased to $12.2 million for the three months ended June 30, 2012 from $5.2 million for the three months ended June 30, 2011, and increased to $21.2 million for the six months ended June 30, 2012 from $8.2 million for the same period in 2011.The increase for the three months ended June 30, 2012 was primarily due to an increase of $3.7 million in  clinical  trial related expenses, $1.0 million of lab expenses, $0.7 million in license and royalty fees, $0.6 million in professional fee expenses, $0.5 million in compensation expenses,  $0.4 million in other research and development expenses, and $0.2 million in stock-based compensation expenses, compared to the same period in 2011 offset by a decrease of $0.1 million in research collaborations. The increase for the six months ended June 30, 2012 was primarily due to an increase of $8.3 million in clinical trial related expenses, $1.9 million of lab expenses, $1.0 million in compensation expenses, $0.7 million in professional fee expenses, $0.7 million in license and royalty fees and $0.4 million in stock-based compensation expenses. The increase in these categories was the result of increased research and development activities in support of our efforts to develop and seek FDA approval for our Cologuard test, which included hiring additional research and development personnel and administering our clinical trial. As a result of these efforts, we expect research and development costs in 2012 to continue to be higher than 2011 levels.

General and administrative expenses.  General and administrative expenses increased to $2.4 million for the three months ended June 30, 2012, compared to $1.8 million for the same period in 2011, and increased to $4.5 million for the six months ended June 30, 2012 from $4.0 million for the same period in 2011.  The increase for the three months ended June 30, 2012 was primarily due to an increase of $0.3 million in stock-based compensation expenses, $0.2 million in other general and administrative expenses, and $0.1 million in legal and professional fees.  The increase for the six months ended June 30, 2012 was primarily due to an increase of $0.6 million in stock-based compensation expenses and $0.2 million in other general and administrative expenses, compared to the same period in 2011 offset by a decrease of $0.2 million in legal and professional fees and $0.1 million in compensation expenses.

Sales and marketing expenses. Sales and marketing expenses increased to $1.3 million for the three months ended June 30, 2012 from $0.7 million for the same period in 2011, and increased to $1.9 million for the six months ended June 30, 2012 from $0.9 million in the same period in 2011, as a result of increased sales and marketing efforts in support of our efforts to develop and commercialize our Cologuard test which included hiring additional personnel and increased market research activities.

Investment income.  Investment income increased to $59,000 for the three months ended June 30, 2012 from $22,000 for the same period in 2011, and increased to $121,000 for the six months ended June 30, 2012 from $56,000 for the same period in 2011.  This increase is primarily due to a higher return on investment during the current year when compared to the same period in 2011.

Interest expense. Interest expense was $5,000 for each of the three months ended June 30, 2012 and June 30, 2011 and $10,000 for each of the six months ended June 30, 2012 and June 30, 2011, as the loan from the Wisconsin Department of Commerce remained unchanged.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of June 30, 2012, we had approximately $6.0 million in unrestricted cash and cash equivalents and approximately $64.8 million in marketable securities.

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

Net cash used in operating activities was $23.7 million for the six months ended June 30, 2012 as compared to $11.5 million for the six months ended June 30, 2011.  The principal use of cash in operating activities for the six months ended June 30, 2012 and 2011 was to fund our net loss which increased primarily due to increased research and development activities which included hiring additional research and development personnel and administering our clinical trial.

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2012 as compared to $29.3 million for the six months ended June 30, 2011.  The decrease in cash used in investing activities for the six months ended June 30, 2012 compared to the same period in 2011 was primarily the result of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $0.7 million for each of the six months ended June 30, 2012 and June 30, 2011.  Property and equipment purchases during the six months ended June 30, 2012 was a result of increased research and development activities.   Based on our plans for further development of our sDNA technology for colorectal cancer detection, we expect that purchases of property and equipment for the remainder of 2012 will be higher than amounts invested in 2011.

Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2012, as compared to $0.2 million for the six months ended June 30, 2011.  The increase in cash provided by financing activities for the six months ended June 30, 2012 was related to the receipt of $1.9 million of cash inflows from stock option exercises during the six months ended June 30, 2012 compared to $0.2 million for the same period in 2011.

We expect that cash and cash equivalents on hand at June 30, 2012, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  However, since we have no current sources of material ongoing revenue, we expect that we will need to raise additional capital to fully fund our current strategic plan, the primary goal of which is developing and commercializing an FDA-cleared/approved non-invasive sDNA colorectal pre-cancer and cancer screening test.  If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

For the remainder of 2012, we expect to spend approximately $8.0 million to $9.0 million on the  clinical trial for Cologuard, including costs for personnel, consultants, lab testing and clinical trial sites, the majority of which will be spent on completing patient enrollment in our clinical trial. We estimate that we need to spend an additional $1.0 to $2.0 million in 2013 to complete the clinical trial and to complete our FDA submissions. These costs will include costs for personnel, lab testing, data management and supporting activities not provided by our full-time employees. We believe we have enough cash on hand to fund these planned expenditures in addition to our current operations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of June 30, 2012 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: July 26, 2012	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2012	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 4 to the Research License Agreement dated June 12, 2009 between the Registrant and Mayo Foundation for Medical Education and Research dated May 15, 2012

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files