Form 10-Q
period 2012-09-30
EXACT SCIENCES CORP
filed 2012-11-02
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 30, 2012, the registrant had 63,767,680 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$12,660	$35,781
Marketable securities	105,912	57,580
Prepaid expenses and other current assets	1,252	1,034
Total current assets	119,824	94,395
Property and Equipment, at cost:
Laboratory equipment	3,955	2,314
Office and computer equipment	825	729
Leasehold improvements	283	288
Furniture and fixtures	28	23
	5,091	3,354
Less—Accumulated depreciation	(1,462)	(796)
	3,629	2,558

	$123,453	$96,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,030	$765
Accrued expenses	4,084	3,069
Capital lease obligation, current portion	355	—
Deferred license fees, current portion	4,143	4,143
Total current liabilities	9,612	7,977

Long-term debt	1,000	1,000
Long-term accrued interest	57	42
Capital lease obligation, less current portion	796	—
Deferred license fees, less current portion	1,331	4,439

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—63,753,363 and 56,624,763 shares at September 30, 2012 and December 31, 2011	638	566
Additional paid-in capital	370,184	304,767
Other comprehensive income (loss)	92	(14)
Accumulated deficit	(260,257)	(221,824)
Total stockholders’ equity	110,657	83,495
	$123,453	$96,953

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product royalty fees	$—	$4	$—	$14
License fees	1,036	1,035	3,108	3,107
	1,036	1,039	3,108	3,121
Cost of revenue:
Product royalty fees	—	6	—	18

Gross profit	1,036	1,033	3,108	3,103

Operating expenses:
Research and development	10,491	6,110	31,692	14,296
General and administrative	2,547	1,951	7,085	5,931
Sales and marketing	1,006	815	2,931	1,763
	14,044	8,876	41,708	21,990

Loss from operations	(13,008)	(7,843)	(38,600)	(18,887)

Investment income	67	75	188	131
Interest expense	(11)	(5)	(21)	(15)

Net loss	$(12,952)	$(7,773)	$(38,433)	$(18,771)

Net loss per share—basic and diluted	$(0.21)	$(0.15)	$(0.66)	$(0.36)

Weighted average common shares outstanding—basic and diluted	60,531	52,443	58,104	52,129

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months September 30,		Nine Months September 30,
	2012	2011	2012	2011
Net loss	$(12,952)	$(7,773)	$(38,433)	$(18,771)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) on marketable securities	39	(38)	106	(51)

Comprehensive loss	$(12,913)	$(7,811)	$(38,327)	$(18,822)

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(38,433)	$(18,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	666	262
Stock-based compensation	4,024	2,707
Amortization of deferred license fees	(3,108)	(3,107)
Warrant licensing expense	152	80
Restricted stock licensing expense	1,000	—
Amortization of premium on short-term investments	359	250
Changes in assets and liabilities:
Prepaid expenses and other current assets	(218)	(621)
Accounts payable	265	(51)
Accrued expenses	1,483	596
Accrued interest	15	15
Net cash used in operating activities	(33,795)	(18,640)

Cash flows from investing activities:
Purchases of marketable securities	(90,408)	(71,202)
Maturities of marketable securities	41,823	17,128
Purchases of property and equipment	(586)	(1,599)
Net cash used in investing activities	(49,171)	(55,673)

Cash flows from financing activities:
Proceeds from exercise of common stock options and stock purchase plan	2,090	556
Proceeds from sale of common stock, net of issuance costs	57,755	—
Net cash provided by financing activities	59,845	556

Net decrease in cash and cash equivalents	(23,121)	(73,757)
Cash and cash equivalents, beginning of period	35,781	78,752
Cash and cash equivalents, end of period	$12,660	$4,995

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$106	$(51)
Issuance of 32,872 and 27,872 shares of common stock to fund the Company’s 401(k) matching contribution for 2011 and 2010, respectively	$274	$169
Conversion of accrued expenses into 34,336 and 27,110 shares of common stock in connection with the Company’s Employee Stock Purchase Plan for 2012 and 2011, respectively	$194	$148
Laboratory equipment acquired with a capital lease	$1,151	$—

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

Basis of Presentation

The accompanying condensed financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K (the “2011 Form 10-K”). These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2011 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

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

At September 30, 2012 and December 31, 2011, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. All of the Company’s investments are considered current. There were no realized losses for the nine months ended September 30, 2012. Realized losses for the nine months ended September 30, 2011 were $477.  Realized gains for the nine months ended September 30, 2012 were $4,168. There were no realized gains for the nine months ended September 30, 2011. Unrealized gains or losses on investments are recorded in other comprehensive income.

Available-for-sale securities at September 30, 2012 consist of the following:

	September 30, 2012
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$43,414	$33	$—	$43,447
Corporate bonds	51,630	41	—	51,671
Certificates of deposit	9,179	18	—	9,197
Commercial paper	1,597	—	—	1,597
Total available-for-sale securities	$105,820	$92	$—	$105,912

Available-for-sale securities at December 31, 2011 consist of the following:

	December 31, 2011
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$28,004	$—	$(10)	$27,994
Corporate bonds	19,124	—	(2)	19,122
Certificates of deposit	9,467		(2)	9,465
Commercial paper	999		—	999
Total available-for-sale securities	$57,594	$—	$(14)	$57,580

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2012	2011
Shares issuable upon exercise of stock options	6,282	6,678
Shares issuable upon exercise of outstanding warrants (1)	325	325
Shares of restricted stock awards outstanding	945	504
Shares issuable upon the vesting of restricted stock awards related to a licensing agreement	73	—
	7,625	7,507

(1)  At September 30, 2012 and September 30, 2011, represents warrants to purchase 250,000 shares of common stock issued under a licensing agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

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

The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme, during each of the three months ended September 30, 2012 and September 30, 2011. The Company recognized approximately $3.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the nine months ended September 30, 2012 and September 30, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3) MAYO LICENSE AGREEMENT

Overview

On June 11, 2009, the Company entered into a license agreement (the “License Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). Under the License Agreement, MAYO granted the Company an exclusive, worldwide license within the field (the “Field”) of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) with regard to certain MAYO patents, and a non-exclusive worldwide license within the Field with regard to certain MAYO know-how. The licensed patents cover advances in sample processing, analytical testing and data analysis associated with non-invasive, stool-based DNA screening for colorectal cancer. Under the License Agreement, the Company assumes the obligation and expense of prosecuting and maintaining the licensed patents and is obligated to make commercially reasonable efforts to bring products covered by the license to market. Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company is also required to make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the License Agreement. In addition to the license to intellectual property owned by MAYO, the Company receives product development and research and development efforts from MAYO personnel. The Company determined that the payments made for intellectual property should not be capitalized as the future economic benefit derived from the transactions is uncertain. The Company is also obligated to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology.

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

In September of 2011, MAYO partially exercised this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 250,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 56,641 shares leaving it with a net amount of 193,359 shares. Following this exercise, the warrant covering 1,000,000 shares was fully exercised.

Royalty Payments

The Company is required to make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology. Minimum royalty payments are $10,000 in 2012 and $25,000 per year thereafter through 2029, the year the last patent expires.

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

In addition, the Company is making payments to MAYO for research and development efforts.  During the three and nine months ended September 2012, the Company made payments of $0.3 million and $0.6 million, respectively. At September 30, 2012 the Company recorded an estimated liability in the amount of $0.2 million for research and development efforts.  During the three and nine months ended September 2011, the Company made payments of $0.3 million and $1.0 million and at September 30, 2011 the Company recorded an estimated liability in the amount of $0.3 million for research and development efforts.

May 2012 Amendment

In May 2012 the Company expanded its relationship with MAYO through an amendment to the License Agreement. As part of the amendment,  the Company’s license was expanded to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. As consideration, the Company granted MAYO 97,466 shares of restricted stock, one quarter of which vested immediately, with the remainder to vest in three equal annual installments. The Company recognized $1.0 million in licensing expense during the nine months ended September 30, 2012 in connection with the restricted stock grant.

As part of the amendment, the Company is required to make additional restricted stock grants to MAYO as certain milestones are met with respect to the commercial launch of the Company’s second and third licensed products. Additionally, the Company will make milestone payments once certain sales levels are reached on the second and third licensed products.  It is uncertain as to when these milestones will be met; therefore, the milestone payments have not been recorded as liabilities. The Company periodically evaluates the status of the milestone payments.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan,  the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $1.5 million and $4.0 million in stock-based compensation expense during the three and nine months ended September 30, 2012 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.  The Company recorded $1.2 million and $2.7 million in stock-based compensation expense during the three and nine months ended September 30, 2011 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

The estimated fair value of stock options and restricted stock and restricted stock unit awards is recognized to expense using the straight-line method over the vesting period.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Option Plan Shares
Risk-free interest rates	0.81% - 0.89%	1.12% - 1.52%	0.81% - 0.89%	1.12% - 2.3%
Expected term (in years)	6	6	6	6
Expected volatility	86%	91% - 92%	86% - 92%	91% - 92%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$7.47	$5.92	$6.90	$4.76

ESPP Shares
Risk-free interest rates	(1)	(1)	0.19% - 0.27%	0.22% - 0.61%
Expected term (in years)	(1)	(1)	0.5 - 2	0.5 - 2
Expected volatility	(1)	(1)	40% - 55%	48% - 63%
Dividend yield	(1)	(1)	0%	0%
Weighted average fair value per share of options granted during the period	(1)	(1)	$3.47	$2.88

(1)         The Company did not issue stock purchase rights under its 2010 Purchase Plan during the respective period.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
Options	September 30, 2012	Exercise	Contractual	Intrinsic
(Aggregate intrinsic value in thousands)	Shares	Price	Term (Years)	Value (1)

Outstanding, January 1, 2012	6,453,644	$2.27	7.2
Granted	489,148	$9.19
Exercised	(598,904)	$3.49
Forfeited	(61,875)	$8.56
Outstanding, September 30, 2012	6,282,013	$2.63	6.8	$52,763

Exercisable, September 30, 2012	4,520,667	$1.77	6.3	$41,879

Vested and expected to vest, September 30, 2012	6,275,263	$2.62	6.8	$52,751

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $11.00 market price of the Company’s common stock at September 30, 2012.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $0.4 million and $3.8 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $1.2 million and $1.6 million, respectively.

As of September 30, 2012, there was $10.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.57 years.

A summary of restricted stock activity under the Stock Plans during the nine months ended September 30, 2012 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding, January 1, 2012	401,490	$6.24
Granted	587,268	$9.48
Released	(44,225)	$4.86
Forfeited	(4,687)	$7.69
Outstanding, September 30, 2012	939,846	$8.32

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of our long-term debt based on a market approach was approximately $1.0 million as of September 30, 2012 and December 31, 2011 and represent Level 2 measurements.  When determining the estimated fair value of our long-term debt, we used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of September 30, 2012 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at September 30, 2012 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Cash equivalents (1)	$10,166	$10,166	$—	$—
Available-for-Sale
Marketable securities
U.S. governement agency securities	43,447	—	43,447	—
Corporate bonds	51,671	—	51,671	—
Certificates of deposit	9,197	—	9,197	—
Commercial paper	1,597	—	1,597	—
Total	$116,078	$10,166	$105,912	$—

(1)  The $10.2 million of cash equivalents above is included in the cash and cash equivalents balance of $12.7 million at September 30, 2012.

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

(1) The $35.4 million of cash equivalents above is included in the cash and cash equivalents balance of $35.8 million at December 31, 2011.

(6) EQUITY

On August 13, 2012, the Company completed an underwritten public offering of 6,325,000 shares of common stock at a price of $9.75 per share to the public. The Company received approximately $57.8 million of net proceeds from the offering, after deducting $3.9 million for the underwriting discount and other stock issuance costs paid by the Company.

(7) CAPITAL LEASE

The Company entered into a lease agreement during the three months ended September 30, 2012, which is accounted for as a capital lease. The leased equipment is recorded at $1,151,000 and is included in the balance sheet as laboratory equipment at September 30, 2012. The cost of the leased equipment is depreciated over the three year lease term, and the expense is recorded as depreciation expense. Accumulated depreciation of the leased equipment at September 30, 2012 was approximately $32,000. The Company is required to make payments of approximately $32,000 per month over the three year term of the lease agreement.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of September 30, 2012 are as follows (in thousands):

Year Ending December 31,
2012	$127
2013	381
2014	381
2015	368
Total lease obligations	$1,257

Less imputed interest	(106)

Present value of minimum lease payments	1,151

Less current maturities of capital lease obligations	(355)

Long term capital lease obligations	$796

(8) RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2012, the Company entered into a one year consulting agreement with a non-employee director under which the director will provide advisory services in support of the Company’s commercialization activities. In accordance with the agreement, the Company granted a restricted stock award for 4,873 shares of common stock that vests over one year, and will make cash payments totaling $60,000 over the one year term of the agreement.

(9) INCOME TAXES

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at September 30, 2012 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At September 30, 2012 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following September 30, 2012.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

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

For our Cologuard test, the target sensitivity rate for cancer detection is equal to or greater than 85 percent at a specificity of 90 percent.  In preliminary validation studies our Cologuard test was able to detect cancers at or above this target sensitivity rate and we were also able to demonstrate strong pre-cancer detection. On October 16, 2012, we released new study data for our Cologuard test at the International Conference on Frontiers in Cancer Prevention Research, a meeting of the American Association for Cancer Research. The primary purpose of the study was to establish the analytical performance of the test methodology in advance of completion of the Company’s pivotal clinical trial for the test (known as the DeeP-C trial). The study demonstrated 98% sensitivity for cancer. It also demonstrated promising results for detecting the pre-cancers most likely to develop into colon cancer, with 83% sensitivity for high grade dysplasia and 57% for pre-cancer equal to or greater than 1 cm. All sensitivities were reported at a specificity of 90%. A total of 1,003 patient samples were analyzed in the study.

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.  Colorectal cancer typically takes up to 10-15 years to progress from a pre-cancerous lesion or polyp to metastatic cancer and death.  However, it is the second-leading cause of cancer death in the United States, killing almost 50,000 people each year.

There is a significant unmet clinical need related to the diagnosis of colorectal cancer.  Approximately 47 percent of those who should be screened for colorectal cancer are not screened according to current guidelines.

Poor screening compliance has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages.  The five-year survival rates for stages 3 and 4 are 62 percent and 8 percent, respectively.

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

The competitive landscape is favorable to sDNA-based screening. All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost. Colonoscopy is uncomfortable and expensive. A 2010 study showed that seven out of 10 people age 50 and older who were told they should get a colonoscopy did not do so primarily due to fears. Fecal blood testing suffers from poor compliance and poor sensitivity, including 66 percent detection rates for cancer and 27 percent detection rates for pre-cancers. Blood-based DNA testing also is disadvantaged by its low sensitivity for cancer and its inability to reliably detect pre-cancer. Data from a validation study of one blood-based test was released in late 2011. It demonstrated only 68 percent sensitivity across all stages of cancer at 80 percent specificity, with little sensitivity for pre-cancer.

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

We have generated limited operating revenues since inception and, as of September 30, 2012, we had an accumulated deficit of approximately $260.3 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2012 Priorities

In 2012 we will devote significant time and resources on the FDA clinical trial for our Cologuard test and preparing our FDA submissions. Our goal is to complete the clinical trial and submit the manufacturing module of a Premarket Approval Application (PMA) to the FDA by the end of 2012. We expect to release top line results from our clinical trial in the first quarter of 2013, and subsequently make a submission of the final clinical and analytical modules of the PMA to the FDA. If for any reason this trial is not successful or is substantially delayed, if the FDA does not approve our PMA or such approval is substantially delayed or if for any other reason we are unable to successfully commercialize our Cologuard test, our business and prospects would likely be materially adversely impacted.

With the goal of expediting receipt of a favorable coverage decision, we are working with the Centers for Medicare and Medicaid (CMS) to coordinate our clinical trial with the CMS coverage review process for our Cologuard test.

We are also focusing on manufacturing preparations and developing the market for our Cologuard test during 2012. This includes working to develop an FDA compliant quality management system, as well as completing a healthcare/cost effectiveness study, publishing scientific papers regarding our sDNA colorectal cancer screening technologies and continuing our outreach to physicians, third-party payors and advocates.

Financial Overview

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to Genzyme and product royalty fees on tests sold by LabCorp utilizing our technology. We expect that product royalty fees and license fees for 2012 will be consistent with amounts recorded in 2011.

Our Cost Structure.  Our selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, tax positions and stock-based compensation. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 of our condensed financial statements included in the 2011 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

In total, we recognized approximately $3.1 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during each of the nine months ended September 30, 2012 and 2011 and approximately $1.0 million for each of the three months ended September 30, 2012 and 2011.

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock and restricted stock units and shares purchased under an employee stock purchase plan (ESPP) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The estimated fair value of stock options and restricted stock unit awards is recognized to expense using the straight-line method over the vesting period. The following assumptions are used in determining fair value for stock options, restricted stock and ESPP shares:

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

Results of Operations

Revenue.  Total revenue was $1.0 million for each of the three months ended September 30, 2012 and September 30, 2011.  Total revenue was $3.1 million for each of the nine months ended September 30, 2012 and September 30, 2011.  Total revenue is primarily composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.  Revenues also include royalties on LabCorp’s sales of ColoSure.

Research and development expenses.  Research and development expenses increased to $10.5 million for the three months ended September 30, 2012 from $6.1 million for the three months ended September 30, 2011, and increased to $31.7 million for the nine months ended September 30, 2012 from $14.3 million for the same period in 2011.The increase for the three months ended September 30, 2012 was primarily due to an increase of $4.3 million in clinical trial related expenses, $0.6 million in compensation expenses, $0.4 million of lab expenses, $0.2 million in other research and development costs, $0.1 million in stock-based compensation expenses compared to the same period in 2011 offset by a decrease of $1.0 million in professional fees and $0.2 million in research collaborations. The increase for the nine months ended September 30, 2012 was primarily due to an increase of $12.5 million in clinical trial related expenses, $2.2 million of lab expenses, $1.6 million in compensation expenses, $0.7 million in license and royalty fees, $0.5 million in stock-based compensation expenses, $0.4 million in other research and development expenses compared to the same period in 2011 offset by a decrease of $0.4 million in professional fee expenses and $0.1 million in research collaborations. The increase in these categories was the result of increased research and development activities in support of our efforts to develop and seek FDA approval for our Cologuard test, which included hiring additional research and development personnel and administering our clinical trial. As a result of these efforts, we expect research and development costs in 2012 to continue to be higher than 2011 levels.

General and administrative expenses.  General and administrative expenses increased to $2.5 million for the three months ended September 30, 2012, compared to $2.0 million for the same period in 2011, and increased to $7.1 million for the nine months ended September 30, 2012 from $5.9 million for the same period in 2011.  The increase for the three months ended September 30, 2012 was primarily due to an increase of $0.6 million in other general and administrative expenses and $0.1 million in legal and professional fees compared to the same period in 2011 offset by a decrease of $0.2 million in stock-based compensation expenses.  The increase for the nine months ended September 30, 2012 was primarily due to an increase of $1.0 million in other general and administrative expenses and $0.2 million in legal and professional fees.

Sales and marketing expenses. Sales and marketing expenses increased to $1.0 million for the three months ended September 30, 2012 from $0.8 million for the same period in 2011, and increased to $2.9 million for the nine months ended September 30, 2012 from $1.8 million in the same period in 2011, as a result of increased sales and marketing efforts in support of our efforts to develop and commercialize our Cologuard test which included hiring additional personnel and increased market research activities.

Investment income.  Investment income decreased to $67,000 for the three months ended September 30, 2012 from $75,000 for the same period in 2011, and increased to $188,000 for the nine months ended September 30, 2012 from $131,000 for the same period in 2011.  The decrease for the three months ended September 30, 2012 is due to a lower average cash and investment balance during the quarter compared to the same period in 2011.The increase for the nine months ended September 30, 2012 is primarily due to a higher average cash and investment balance during the nine months ended September 30, 2012 compared to the same period in 2011.

Interest expense. Interest expense increased to $11,000 for the three months ended September 30, 2012 from $5,000 for the three months ended September 30, 2011, and increased to $21,000 for the nine months ended September 30, 2012 from $15,000 for the same period in 2011. This increase is primarily due to interest expense recognized for our capital lease during the three and nine months ended September 30, 2012 which did not occur in the prior period.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of September 30, 2012, we had approximately $12.7 million in unrestricted cash and cash equivalents and approximately $105.9 million in marketable securities.

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

Net cash used in operating activities was $33.8 million for the nine months ended September 30, 2012 as compared to $18.6 million for the nine months ended September 30, 2011.  The principal use of cash in operating activities for the nine months ended September 30, 2012 and 2011 was to fund our net loss which increased primarily due to increased research and development activities which included hiring additional research and development personnel and administering our clinical trial.

Net cash used in investing activities was $49.2 million for the nine months ended September 30, 2012 as compared to $55.7 million for the nine months ended September 30, 2011.  The decrease in cash used in investing activities for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $0.6 million for the nine months ended September 30, 2012 and $1.6 million for the same period in 2011. The decrease in property and equipment purchases during the nine months ended September 30, 2012 was primarily the result of equipment purchases totaling $1.2 million during 2012 being financed through a capital lease.

Net cash provided by financing activities was $59.8 million for the nine months ended September 30, 2012, as compared to $0.6 million for the nine months ended September 30, 2011.  The increase in cash provided by financing activities for the nine months ended September 30, 2012 was due to the receipt of $57.8 million of cash from our August 2012 common stock offering and $2.1 million of cash inflows from stock option exercises during the nine months ended September 30, 2012 compared to $0.6 million of cash inflows from stock option exercises for the same period in 2011.

We expect that cash and cash equivalents on hand at September 30, 2012, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans.  However, since we have no current sources of material ongoing revenue, we expect that we will need to raise additional capital to fully fund our current strategic plan, the primary goal of which is developing and commercializing an FDA-cleared/approved non-invasive sDNA colorectal pre-cancer and cancer screening test.  If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations.  Even if we successfully raise sufficient funds to complete our plan, we cannot assure you that our business will ever generate sufficient cash flow from operations to become profitable.

For the remainder of 2012, we expect to spend approximately $5.0 million to $6.0 million on the clinical trial for our Cologuard test, including costs for personnel, consultants, lab testing and clinical trial sites, the majority of which will be spent on completing patient enrollment in our clinical trial. We estimate that we need to spend an additional $4.0 million to $5.0 million in 2013 to complete the clinical trial and to complete our FDA submissions. These costs will include costs for personnel, lab testing, data management and supporting activities not provided by our full-time employees. We believe we have enough cash on hand to fund these planned expenditures in addition to our current operations.

Contractual Obligations

During the quarter ended September 30, 2012 we entered into a capital lease agreement for the purchase of certain laboratory equipment.  As a result of the agreement, our capital lease obligations have changed as follows (in thousands):

		Payments Due by Period
		Fourth
		Quarter	2013-	2015-	2017 and
	Total	2012	2014	2016	thereafter
Pre-agreement capital lease obligation	$—	$—	$—	$—	$—
Increase in obligation	1,257	127	762	368	—
Post-agreement capital lease obligation	$1,257	$127	$762	$368	$—

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of September 30, 2012 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: November 2, 2012	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2012	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Consulting Agreement dated August 27, 2012 between the Registrant and James P. Connelly

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files