Form 10-Q
period 2013-03-31
EXACT SCIENCES CORP
filed 2013-05-03
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the registrant had 64,095,153 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$8,053	$13,345
Marketable securities	87,429	94,776
Prepaid expenses and other current assets	1,067	593
Total current assets	96,549	108,714
Property and Equipment, at cost:
Laboratory equipment	4,324	4,051
Office and computer equipment	855	824
Leasehold improvements	283	283
Furniture and fixtures	28	28
	5,490	5,186
Less—Accumulated depreciation	(2,048)	(1,781)
	3,442	3,405

	$99,991	$112,119
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,081	$3,652
Accrued expenses	3,345	3,327
Capital lease obligation, current portion	337	333
Deferred license fees, current portion	3,402	4,143
Total current liabilities	9,165	11,455

Long-term debt	1,000	1,000
Long-term accrued interest	68	63
Capital lease obligation, less current portion	625	711
Deferred license fees, less current portion	—	295

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—no shares at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares Issued and outstanding—64,093,730 and 63,909,800 shares at March 31, 2013 and December 31, 2012	641	639
Additional paid-in capital	373,520	372,123
Other comprehensive income	71	78
Accumulated deficit	(285,099)	(274,245)
Total stockholders’ equity	89,133	98,595
	$99,991	$112,119

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2013	2012

License fees	1,036	1,036

Operating expenses:
Research and development	7,526	8,999
General and administrative	2,648	2,145
Sales and marketing	1,759	594
	11,933	11,738

Loss from operations	(10,897)	(10,702)

Investment income	62	62
Interest expense	(19)	(5)

Net loss	$(10,854)	$(10,645)

Net loss per share—basic and diluted	$(0.17)	$(0.19)

Weighted average common shares outstanding—basic and diluted	63,836	56,718

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(10,854)	$(10,645)
Other comprehensive loss, net of tax
Unrealized holding gain (loss) on available-for-sale investments	(7)	35
Comprehensive loss	$(10,861)	$(10,610)

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(10,854)	$(10,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	314	202
Loss on disposal of property and equipment	25	—
Stock-based compensation	955	1,035
Amortization of deferred license fees	(1,036)	(1,036)
Warrant licensing expense	—	27
Amortization of premium on short-term investments	140	104
Changes in assets and liabilities:
Prepaid expenses and other current assets	(474)	(884)
Accounts payable	(1,571)	184
Accrued expenses	372	(195)
Accrued interest	5	5
Net cash used in operating activities	(12,124)	(11,203)

Cash flows from investing activities:
Purchases of marketable securities	(9,231)	(29,963)
Maturities of marketable securities	16,431	16,230
Purchases of property and equipment	(376)	(195)
Net cash provided by (used in) investing activities	6,824	(13,928)

Cash flows from financing activities:
Proceeds from exercise of common stock options and stock purchase plan	90	1,642
Payments on capital lease obligations	(82)	—
Net cash provided by financing activities	8	1,642

Net decrease in cash and cash equivalents	(5,292)	(23,489)
Cash and cash equivalents, beginning of period	13,345	35,781
Cash and cash equivalents, end of period	$8,053	$12,292

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$(7)	$35
Issuance of 30,534 and 32,872 shares of common stock to fund the
Company’s 401(k) matching contribution for 2012 and 2011, respectively	$354	$274

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

Basis of Presentation

The accompanying condensed financial statements of the Company are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K (the “2012 Form 10-K”). These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2012 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at March 31, 2013 and December 31, 2012.

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method, which approximates the effective interest method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

At March 31, 2013 and December 31, 2012, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the three months ended March 31, 2013 and March 31, 2012.  Realized gains were $2,169 and $2,528 for the three months ended March 31, 2013 and 2012, respectively. Unrealized gains or losses on investments are recorded in other comprehensive loss.

Available-for-sale securities at March 31, 2013 consist of the following:

	March 31, 2013
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$33,700	$34	$—	$33,734
Corporate bonds	47,498	23	—	47,521
Certificates of deposit	4,961	14	—	4,975
Commercial paper	1,199	—	—	1,199
Total available-for-sale securities	$87,358	$71	$—	$87,429

Available-for-sale securities at December 31, 2012 consist of the following:

	December 31, 2012
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$44,270	$38	$—	$44,308
Corporate bonds	43,303	27	—	43,330
Certificates of deposit	5,926	13	—	5,939
Commercial paper	1,199	—	—	1,199
Total available-for-sale securities	$94,698	$78	$—	$94,776

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2013	2012
Shares issuable upon exercise of stock options	6,379	6,445
Shares issuable upon exercise of outstanding warrants (1)	240	325
Shares issuable upon the release of restricted stock awards	1,003	884
Shares issuable upon the vesting of restricted stock awards related to a licensing agreement	73	—
	7,695	7,654

(1)      At March 31, 2013, represents warrants to purchase 165,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At March 31, 2012, represents warrants to purchase 250,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

License fees.  License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. As more fully described in the 2012 Form 10-K, in connection with our January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $934,250, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme, during each of the three months ended March 31, 2013 and March 31, 2012.

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

In January of 2013, MAYO partially exercised its warrant covering 250,000 shares by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 85,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 14,008 shares leaving it with a net amount of 70,992 shares. The warrant now covers a total of 165,000 shares.

Royalty Payments

The Company will make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement.  Minimum royalty payments were $10,000 in 2012 and will be $25,000 per year through 2029, the year the last patent expires.

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

In addition, the Company is making payments to MAYO for research and development efforts.  During the three months ended March 31, 2013, the Company made payments of $0.1 million. At March 31, 2013 the Company recorded an estimated liability in the amount of $0.4 million for research and development efforts.  During the three months ended March 31, 2012, the Company made payments of $0.2 million. At March 31, 2012 the Company recorded an estimated liability in the amount of $0.1 million for research and development efforts.

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

As part of the amendment, the Company will also be responsible for making additional restricted stock grants to MAYO as certain milestones are met with respect to commercial launch of the Company’s second and third licensed products. Additionally, the Company will make milestone payments once certain sales levels are reached on the second and third licensed products. It is uncertain as to when these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company evaluates the status of the milestone payments at each reporting date to determine if a liability should be recorded for the milestone payment.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan,  the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $1.0 million in stock-based compensation expense during the three months ended March 31, 2013 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.  The Company recorded $1.0 million in stock-based compensation expense during the three months ended March 31, 2012 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the three months ended March 31, 2013 was 2.76%. The Company’s forfeiture rate used in the three months ended March 31, 2012 was 1.38%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended
	March 31,
	2013	2012

Option Plan Shares
Risk-free interest rates	1.15%	0.84%
Expected term (in years)	6	6
Expected volatility	84%	92%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$7.73	$6.84

ESPP Shares
Risk-free interest rates	(1)	(1)
Expected term (in years)	(1)	(1)
Expected volatility	(1)	(1)
Dividend yield	(1)	(1)
Weighted average fair value per share of stock purchase rights granted during the period	(1)	(1)

(1)         The Company did not issue stock purchase rights under its 2010 Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2013	6,181,996	$2.62	6.6	$49,439
Granted	224,950	$10.82
Exercised	(17,000)	$5.27
Forfeited	(11,000)	$9.76
Outstanding, March 31, 2013	6,378,946	$2.89	6.5	$44,559

Exercisable, March 31, 2013	5,153,602	$1.86	6.0	$41,156

Vested and expected to vest March 31, 2013	6,345,128	$2.91	6.5	$43,967

(1) The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $9.80 market price of the Company’s common stock at March 31,

2013.  The total intrinsic value of options exercised during the three months ended March 31, 2013 was $0.1 million. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $0.4 million.

As of March 31, 2013, there was $13.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.01 years.

A summary of restricted stock activity under the Stock Plans during the three months ended March 31, 2013 is as follows:

		Weighted
	Restricted	Average Grant
	Stock	Date Fair Value
Outstanding, January 1, 2013	813,955	$8.51
Granted	554,701	$10.80
Released	(103,595)	$8.11
Forfeited	(262,500)	$9.07
Outstanding, March 31, 2013	1,002,561	$9.67

During the first quarter of 2012, the Company granted a total of 262,500 restricted stock units to certain executives that would have vested based upon the satisfaction of certain service and performance conditions. These performance conditions were not met and the awards were forfeited during the first quarter of 2013. The expense recorded through December 31, 2012 for these awards totaling $0.6 million was reversed during the first quarter of 2013 due to the forfeiture.

During the first quarter of 2013, the Company granted a total of 180,750 restricted stock units to certain executives that will vest based upon the satisfaction of certain service and performance conditions.  The Company performed an evaluation of internal and external factors, and determined the number of shares that are most likely to vest based on the probability of what performance conditions will be met. The expense for the fair value of the awards that are expected to vest is being recognized ratably over the vesting period.

Warrants to purchase 75,000 shares of common stock were issued in connection with a consulting agreement in 2009. The warrants contain a performance condition and vest if the Company successfully receives FDA approval for its Cologuard test. The Company is uncertain if the performance conditions will be attained, and therefore no expense has been recorded on this warrant as of March 31, 2013. The exercise price of the warrant is $0.01.

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of our long-term debt based on a market approach was approximately $1.0 million as of March 31, 2013 and December 31, 2012 and represent Level 2 measurements.  When determining the estimated fair value of our long-term debt, we used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of March 31, 2013 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at March 31, 2013 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$8,053	$8,053	$—	$—
Available-for-Sale
Marketable securities
U.S. government agency securities	33,734	—	33,734	—
Corporate bonds	47,521	—	47,521	—
Certificates of deposit	4,975	—	4,975	—
Commercial paper	1,199	—	1,199	—
Total	$95,482	$8,053	$87,429	$—

The following table presents the Company’s fair value measurements as of December 31, 2012 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2012 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$13,095	$13,095	$—	$—
Corporate bonds	250	—	250	—
Available-for-Sale
Marketable securities
U.S. government agency securities	44,308	—	44,308	—
Certificates of deposit	5,939	—	5,939	—
Corporate bonds	43,330	—	43,330	—
Commercial paper	1,199	—	1,199	—
Total	$108,121	$13,095	$95,026	$—

As of March 31, 2013 and December 31, 2012 there were available-for-sale securities in a continuous unrealized loss position for less than twelve months where the total unrealized losses were $5,685 and $4,800 respectively. At March 31, 2013 and December 31, 2012 there were no available-for-sale securities in a continuous loss position for greater than twelve months.

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at March 31, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$58,362	$57,170
Due after one year through two years	28,997	30,259
	$87,359	$87,429

(6) RELATED PARTY TRANSACTIONS

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at March 31, 2013 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At March 31, 2013 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, which has been filed with the SEC (the “2012 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, timing and anticipated results of our pivotal clinical trial and our related FDA submissions, estimated markets for our products and expected revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our 2012  Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Exact Sciences Corporation (“we,” “us,” “our” or the “Company”) is a molecular diagnostics company currently focused on the early detection and prevention of colorectal cancer. We have developed an accurate, non-invasive, patient friendly screening test to meet our primary goal of becoming the market leader for a diagnostic screening product for the early detection of colorectal pre-cancer and cancer.

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

Preliminary, top-line data from the clinical trial show that our Cologuard test demonstrated 92 percent sensitivity for the detection of colorectal cancer and 42 percent sensitivity for the detection of pre-cancerous polyps, including 66 percent sensitivity for polyps equal to or greater than 2 centimeters. The test achieved a specificity of 87 percent during the clinical trial.

The clinical trial achieved all of its endpoints.  The co-primary endpoints for the study were the sensitivity and specificity of the Cologuard screening test for colorectal adenocarcinoma.  The clinical trial included two sets of co-secondary endpoints.  The first included sensitivity and specificity of the test for advanced adenomas.  The second included superiority of Cologuard to FIT for cancer and advanced adenoma sensitivity.

Each patient result from the Cologuard test was compared to the patient’s colonoscopy result and the histopathologic diagnosis of any lesions that were discovered during colonoscopy and biopsied.  The study population included 64 cancer patients and 752 patients with pre-cancerous polyps.

We are currently in the process of submitting the results of our clinical trial to the FDA through a three part submission of a manufacturing module, analytical module, and clinical module. The manufacturing module was submitted to the FDA in

December 2012 and the analytical module was submitted in February 2013. We expect to submit the clinical module in the second quarter of 2013.

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

We plan to focus marketing efforts on primary care physicians who prescribe a high volume of fecal occult blood testing (FOBT) and FIT tests since this physician group has displayed a partiality for stool based screening methods. Six percent of primary care physician prescribers are responsible for 60% of FOBT/FIT volume.

We have generated limited operating revenues since inception and, as of March 31, 2013, we had an accumulated deficit of approximately $285.1 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

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

In addition, in 2013 we plan to work toward launch readiness through building and deploying an experienced marketing team and continuing our outreach and education efforts to physicians, third party payors and advocates.

We also have identified a new opportunity for our sDNA colorectal cancer screening technology focused on the inflammatory bowel disease (IBD) patient population. We initiated an IBD clinical trial in the first quarter of 2013 that will focus on this specific patient group, and plan on enrolling around 300 IBD patients into the trial. Furthermore, we will work on developing enhancements to our Cologuard test and identifying and conducting research on other potential pipeline products targeting other cancers, such as esophageal and pancreatic cancer.

Financial Overview

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to Genzyme. We expect that license fees for 2013 will be consistent with amounts recorded in 2012.

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

While our significant accounting policies are more fully described in Note 2 of our financial statements included in the 2012 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

In total, we recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during each of the three months ended March 31, 2013 and 2012.

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

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the three months ended March 31, 2013 was 2.76%. The Company’s forfeiture rate used in the three months ended March 31, 2012 was 1.38%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Revenue.  Total revenue was $1.0 million for each of the three months ended March 31, 2013 and March 31, 2012.  Total revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.

Research and development expenses.  Research and development expenses decreased to $7.5 million for the three months ended March 31, 2013 from $9.0 million for the three months ended March 31, 2012. This decrease was primarily due to a decrease in clinical trial costs and professional fees due to our closing enrollment in the FDA clinical trial for our Cologuard test in November 2012.

	March 31,
	2013	2012	Change
Personnel expenses	2.2	1.7	0.5
Professional fees	2.0	3.2	(1.2)
Other research and development	1.3	0.4	0.9
Lab expenses	0.6	0.9	(0.3)
Stock-based compensation	0.5	0.5	—
Research collaborations	0.5	0.3	0.2
Clinical trial expenses	0.4	2.0	(1.6)
Total research and development expenses	$7.5	$9.0	$(1.5)

General and administrative expenses.  General and administrative expenses increased to $2.6 million for the three months ended March 31, 2013 compared to $2.1 million for the three months ended March 31, 2012. The increase in general and administrative expenses was primarily a result of hiring additional personnel and supporting the overall growth of the Company.

	March 31,
	2013	2012	Change
Legal and professional fees	0.9	0.6	0.3
Personnel expenses	0.7	0.5	0.2
Other general and administrative	0.7	0.4	0.3
Stock-based compensation	0.2	0.5	(0.3)
Facility costs	0.1	0.1	—
Total general and administrative expenses	$2.6	$2.1	$0.5

Sales and marketing expenses. Sales and marketing expenses increased to $1.8 million for the three months ended March 31, 2013, from $0.6 million for the three months ended March 31, 2012. The increase in sales and marketing expense was a result of hiring additional marketing personnel and increasing our efforts for the commercialization of our Cologuard test.

	March 31,
	2013	2012	Change
Professional fees	0.8	0.3	0.5
Personnel expenses	0.7	0.2	0.5
Stock-based compensation	0.2	0.1	0.1
Other sales and marketing	0.1	—	0.1
Total sales and marketing expenses	$1.8	$0.6	$1.2

Investment income.  Investment income was $62,000 for the three months ended March 31, 2013 and 2012. This remained unchanged primarily due to average investment balances and returns being consistent between the two periods.

Interest expense. Interest expense increased to $19,000 for the three months ended March 31, 2013 from $5,000 for the three months ended March 31, 2012. This increase is primarily due to interest expense recognized for our capital lease during the three months ended March 31, 2013 which was not in place in the prior period.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of March 31, 2013, we had approximately $8.1 million in unrestricted cash and cash equivalents and approximately $87.4 million in marketable securities.

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

Net cash used in operating activities was $12.1 million for the three months ended March 31, 2013 as compared to $11.2 million for the three months ended March 31, 2012.  The principal use of cash in operating activities for the three months ended March 31, 2013 was to fund our net loss which increased from the three months ended March 31, 2012 primarily due to increased sales and marketing activities to support our commercialization efforts and go to market strategy.

Net cash provided by investing activities was $6.8 million for the three months ended March 31, 2013 as compared to net cash used in investing activities of $13.9 million for the three months ended March 31, 2012.  The increase in cash provided by investing activities for the three months ended March 31, 2013 compared to the cash used in investing activities for the same period in 2012 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $0.4 million for the three months ended March 31, 2013 and $0.2 million for the same period in 2012. The increase in property and equipment purchases during the three months ended March 31, 2013 was primarily the result of increased laboratory equipment purchases for the testing of clinical trial samples.

Net cash provided by financing activities was $8,000 for the three months ended March 31, 2013, as compared to net cash provided by financing activities of $1.6 million for the three months ended March 31, 2012.  The decrease in cash provided by financing activities is primarily due to payments made for the Company’s capital lease offset by proceeds of $0.1 million from stock option exercises for the three months ended March 31, 2013 compared to $1.6 million of cash inflows from stock option exercises for the same period in 2012.

We expect that cash and cash equivalents on hand at March 31, 2013 will be sufficient to fund our 2013 priorities and our current operations for at least the next twelve months, based on current operating plans. However, since we have no current sources of material ongoing revenue, we expect that we will need to raise additional capital to fund our strategic plan, the primary goal of which is obtaining FDA approval or clearance and successfully commercializing our Cologuard test. We have incurred significant expenditures in the process of completing the clinical trial for our Cologuard test which was completed in April 2013. We do not expect additional significant clinical costs related to obtaining approval for our Cologuard test. In addition, we are in the process of developing our strategy for the ultimate commercialization of our Cologuard test which will also take significant time and require significant expenditures. The timing of those expenditures is uncertain and depends in part upon the timeline for obtaining FDA approval.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of March 31, 2013 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 1, 2013, Exact Sciences Corporation (the “Company”) hosted a webcast and conference call to discuss its first-quarter 2013 financial results (the “Earnings Call”).  During the Earnings Call, Kevin Conroy, the Company’s president and CEO, stated that as part of the early adoption strategy for the Company’s Cologuard colorectal pre-cancer and cancer screening test the Company planned to target (1) large healthcare systems and groups that employ a high percentage of U.S. physicians and (2) the approximately 2,000 highest prescribing physicians (“high prescribing physicians”) who prescribe approximately 2.0 million fecal occult blood and fecal immunochemical tests (“FOBT/FIT tests”) annually.  The statement concerning the number of FOBT/FIT tests prescribed by high prescribing physicians was inaccurate, and the 2,000 high prescribing physicians we have identified prescribe approximately 1.2 million FOBT/FIT tests annually.

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 3, 2013	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2013	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files