Form 10-Q
period 2013-06-30
EXACT SCIENCES CORP
filed 2013-08-02
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the registrant had 70,698,697 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$21,518	$13,345
Marketable securities	136,211	94,776
Prepaid expenses and other current assets	1,087	593
Total current assets	158,816	108,714
Property and Equipment, at cost:
Laboratory equipment	5,042	4,051
Office and computer equipment	1,396	824
Leasehold improvements	283	283
Furniture and fixtures	28	28
	6,749	5,186
Less—Accumulated depreciation	(2,355)	(1,781)
	4,394	3,405

	$163,210	$112,119
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,084	$3,652
Accrued expenses	4,227	3,327
Capital lease obligation, current portion	342	333
Deferred license fees, current portion	2,366	4,143
Total current liabilities	8,019	11,455

Long-term debt	1,000	1,000
Long-term accrued interest	73	63
Capital lease obligation, less current portion	538	711
Deferred license fees, less current portion	—	295

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—no shares at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares Issued and outstanding—70,662,697 and 63,909,800 shares at June 30, 2013 and December 31, 2012	707	639
Additional paid-in capital	450,269	372,123
Other comprehensive income	17	78
Accumulated deficit	(297,413)	(274,245)
Total stockholders’ equity	153,580	98,595
	$163,210	$112,119

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

License fees	1,036	1,036	2,072	2,072

Operating expenses:
Research and development	6,457	12,202	13,983	21,201
General and administrative	3,628	2,393	6,276	4,538
Sales and marketing	3,302	1,331	5,061	1,925
	13,387	15,926	25,320	27,664

Loss from operations	(12,351)	(14,890)	(23,248)	(25,592)

Investment income	55	59	117	121
Interest expense	(18)	(5)	(37)	(10)

Net loss	$(12,314)	$(14,836)	$(23,168)	$(25,481)

Net loss per share—basic and diluted	$(0.19)	$(0.26)	$(0.36)	$(0.45)

Weighted average common shares outstanding—basic and diluted	64,699	57,037	64,270	56,877

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months June 30,
	2013	2012	2013	2012
Net loss	$(12,314)	$(14,836)	$(23,168)	$(25,481)
Other comprehensive loss, net of tax
Unrealized holding gain (loss) on available-for-sale investments	(54)	32	(61)	67
Comprehensive loss	$(12,368)	$(14,804)	$(23,229)	$(25,414)

The accompanying notes are an integral part of these condensed financial statements.

EXACT SCIENCES CORPORATION

Condensed Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(23,168)	$(25,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	646	417
Loss on disposal of property and equipment	91	—
Stock-based compensation	3,811	2,459
Amortization of deferred license fees	(2,072)	(2,072)
Warrant licensing expense	—	152
Restricted stock licensing expense	—	1,000
Amortization of premium on short-term investments	270	220
Changes in assets and liabilities:
Prepaid expenses and other current assets	(494)	(1,313)
Accounts payable	(2,568)	2
Accrued expenses	1,515	1,128
Accrued interest	10	10
Net cash used in operating activities	(21,959)	(23,478)

Cash flows from investing activities:
Purchases of marketable securities	(71,833)	(33,764)
Maturities of marketable securities	30,067	26,352
Purchases of property and equipment	(1,726)	(729)
Net cash used in investing activities	(43,492)	(8,141)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	73,302	—
Proceeds from exercise of common stock options and stock purchase plan	486	1,864
Payments on capital lease obligations	(164)	—
Net cash provided by financing activities	73,624	1,864

Net increase (decrease) in cash and cash equivalents	8,173	(29,755)
Cash and cash equivalents, beginning of period	13,345	35,781
Cash and cash equivalents, end of period	$21,518	$6,026

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$7	$67
Issuance of 30,534 and 32,872 shares of common stock to fund the Company’s 401(k) matching contribution for 2012 and 2011, respectively	$354	$274
Conversion of accrued expenses into 34,442 and 34,336 shares of common stock in connection with the Company’s Employee Stock Purchase Plan for 2013 and 2012, respectively.	$261	$194

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at June 30, 2013 and December 31, 2012.

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

At June 30, 2013 and December 31, 2012, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the six months ended June 30, 2013 and June 30, 2012.  Realized gains were $2,760 and $2,528 for the six months ended June 30, 2013 and 2012, respectively. Unrealized gains or losses on investments are recorded in other comprehensive loss.

Available-for-sale securities at June 30, 2013 consist of the following:

	June 30, 2013
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$49,156	$40	$—	$49,196
Corporate bonds	73,771	—	(35)	73,736
Certificates of deposit	8,272	12	—	8,284
Commercial paper	4,995	—	—	4,995
Total available-for-sale securities	$136,194	$52	$(35)	$136,211

Available-for-sale securities at December 31, 2012 consist of the following:

	December 31, 2012
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$44,270	$38	$—	$44,308
Corporate bonds	43,303	27	—	43,330
Certificates of deposit	5,926	13	—	5,939
Commercial paper	1,199	—	—	1,199
Total available-for-sale securities	$94,698	$78	$—	$94,776

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2013	2012
Shares issuable upon exercise of stock options	6,249	6,320
Shares issuable upon exercise of outstanding warrants (1)	155	325
Shares issuable upon the release of restricted stock awards	875	884
Shares issuable upon the vesting of restricted stock awards related to a licensing agreement	49	73
	7,328	7,602

(1)  At June 30, 2013, represents warrants to purchase 80,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At June 30, 2012, represents warrants to purchase 250,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

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

The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme, during each of the three months ended June 30, 2013 and June 30, 2012. The Company recognized approximately $2.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the six months ended June 30, 2013 and June 30, 2012.

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

In June of 2013, MAYO partially exercised its warrant covering a remaining 165,000 shares by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 85,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 12,765 shares leaving it with a net amount of 72,235 shares. The warrant now covers a total of 80,000 shares.

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

In addition, the Company is making payments to MAYO for research and development efforts.  During the three and six months ended June 30, 2013, the Company made payments of $0.3 million and $0.5 million, respectively. At June 30, 2013 the Company recorded an estimated liability in the amount of $0.5 million for research and development efforts.  During the three and six months ended June 30, 2012, the Company made payments of $0.2 million. At June 30, 2012 the Company recorded an estimated liability in the amount of $0.2 million for research and development efforts.

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

Stock-Based Compensation Expense

The Company recorded $2.8 million and $3.8 million in stock-based compensation expense during the three and six months ended June 30, 2013 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.   The Company recorded $1.5 million and $2.5 million in stock-based compensation expense during the three and six months ended June 30, 2012 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

In connection with the June 7, 2013 resignation of Laura Stoltenberg, the Company’s former Chief Commercial Officer, the Company modified the vesting of 100,000 shares of Ms. Stoltenberg’s previously unvested restricted stock units of which 41,250 of the restricted stock units vested upon the execution of the separation agreement, 10,000 will vest in March 2014, and the remaining 48,750 will vest in twenty-four equal monthly installments beginning in April 2014, subject to Ms. Stoltenberg’s continuing compliance with the terms of the separation agreement.  Ms. Stoltenberg forfeited all other unvested restricted stock units and stock option awards. It was determined that the continuing compliance and service to be provided to the Company under the separation agreement was not substantive and, as a result, the Company recorded the full value of the modified restricted stock units as additional stock-based compensation expense in the second quarter of 2013.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the six months ended June 30, 2013 was 2.76%. The Company’s forfeiture rate used in the six months ended June 30, 2012 was 1.38%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Option Plan Shares
Risk-free interest rates	0.94%	0.82%	0.94% - 1.15%	0.82% - 0.84%
Expected term (in years)	6	6	6	6
Expected volatility	82.9%	87.1%	82.9% - 84.0%	87.1% - 91.6%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$6.55	$7.38	$7.66	$6.86

ESPP Shares
Risk-free interest rates	0.11% - 0.20%	0.19% - 0.27%	0.11% - 0.20%	0.19% - 0.27%
Expected term (in years)	0.5-2	0.5 - 2	0.5-2	0.5 - 2
Expected volatility	39.1% - 45.6%	39.6% - 54.9%	39.1% - 45.6%	39.6% - 54.9%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$2.80	$3.47	$2.80	$3.47

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2013	6,181,996	$2.62	6.6	$49,439
Granted	240,570	$10.72
Exercised	(98,869)	$4.99
Forfeited	(74,250)	$8.67
Outstanding, June 30, 2013	6,249,447	$2.83	6.2	$69,266

Exercisable, June 30, 2013	5,205,858	$1.84	5.8	$62,849

Vested and expected to vest June 30, 2013	6,220,586	$2.84	6.2	$69,089

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $13.91 market price of the Company’s common stock at June 30, 2013.  The total intrinsic value of options exercised during the six months ended June 30, 2013 was $0.5 million. The total intrinsic value of options exercised during the six months ended June 30, 2012 was $3.4 million.

As of June 30, 2013, there was $11.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.85 years.

A summary of restricted stock activity under the Stock Plans during the six months ended June 30, 2013 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2013	813,955	$8.51
Granted	581,124	$10.77
Released	(166,843)	$8.63
Forfeited	(352,836)	$9.45
Outstanding, June 30, 2013	875,400	$9.61

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

During the first quarter of 2013, the Company granted a total of 180,750 restricted stock units to certain executives that will vest based upon the satisfaction of certain service and performance conditions.  The Company performed an evaluation of internal and external factors, and determined the number of shares that are most likely to vest based on the probability of which performance conditions will be met. The expense for the fair value of the awards that are expected to vest is being recognized ratably over the vesting period.

Warrants to purchase 75,000 shares of common stock were issued in connection with a consulting agreement in 2009. The warrants contain a performance condition and vest if the Company successfully receives FDA approval for its Cologuard test. The Company is uncertain if the performance conditions will be attained, and therefore no expense has been recorded on this warrant as of June 30, 2013. The exercise price of the warrant is $0.01.

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of our long-term debt based on a market approach was approximately $1.0 million as of June 30, 2013 and December 31, 2012 and represent Level 2 measurements.  When determining the estimated fair value of our long-term debt, we used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of June 30, 2013 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at June 30, 2013 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$12,567	$12,567	$—	$—
Certificates of deposit	8,951	—	8,951	—
Available-for-Sale
Marketable securities
U.S. government agency securities	49,196	—	49,196	—
Corporate bonds	73,736	—	73,736	—
Certificates of deposit	8,284	—	8,284	—
Commercial paper	4,995	—	4,995	—
Total	$157,729	$12,567	$145,162	$—

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

As of June 30, 2013 and December 31, 2012 there were available-for-sale securities in a continuous unrealized loss position for less than twelve months where the total unrealized losses were $58,184 and $4,800 respectively. At June 30, 2013 and December 31, 2012 there were no available-for-sale securities in a continuous loss position for greater than twelve months.

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at June 30, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$71,915	$71,940
Due after one year through two years	64,279	64,271
	$136,194	$136,211

(6) EQUITY

On June 21, 2013, the Company completed an underwritten public offering of 6,325,000 shares of common stock at a price of $12.35 per share to the public. The Company received approximately $73.3 million of net proceeds from the offering, after deducting $4.8 million for the underwriting discount and other stock issuance costs paid by the Company.

(7) OPERATING LEASE

During the second quarter of 2013, the Company entered into a five year lease for a 29,000 square foot facility in Madison, Wisconsin to house our commercial lab operations. This lease contains periodic rent escalation adjustments and includes provisions for tenant improvements. The Company has two, five year options to extend the term of the lease.

Future minimum payments under the operating lease are as follows as of June 30, 2013. Amounts included in the table are in thousands.

Year Ending December 31,
2013	$112
2014	676
2015	680
2016	684
2017	689
2018	578
Total lease obligations	$3,419

(8) RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2012, the Company entered into a one year consulting agreement with a non-employee director under which the director provides advisory services in support of the Company’s commercialization activities. In accordance with the agreement, the Company granted a restricted stock award for 4,873 shares of common stock that vests over one year, and will make cash payments totaling $60,000 over the one year term of the agreement.

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at June 30, 2013 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At June 30, 2013 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following June 30, 2013.

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

Preliminary, top-line data from the clinical trial showed that our Cologuard test demonstrated 92 percent sensitivity for the detection of colorectal cancer and 42 percent sensitivity for the detection of pre-cancerous polyps, including 66 percent sensitivity for polyps equal to or greater than 2 centimeters. The test achieved a specificity of 87 percent during the clinical trial.

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

Each patient result from the Cologuard test was compared to the patient’s colonoscopy result and the histopathologic diagnosis of any lesions that were discovered during colonoscopy and biopsied.  The study population included 65 cancer patients and 752 patients with pre-cancerous polyps.

We submitted the results of our clinical trial to the FDA through a three part submission of a manufacturing module, analytical module, and clinical module. The manufacturing module was submitted to the FDA in December 2012, the analytical module was submitted to the FDA in February 2013, and the clinical module was submitted to the FDA in June 2013. Our submission is currently under review by the FDA.

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

We have generated limited operating revenues since inception and, as of June 30, 2013, we had an accumulated deficit of approximately $297.4 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2013 Priorities

Our top priorities for 2013 include completing the FDA submission and CMS coverage application for our Cologuard test. We submitted the final module of our FDA submission in June 2013. If for any reason the FDA does not approve our PMA or such approval is substantially delayed, our business and prospects would likely be materially adversely impacted. Likewise it would be a material adverse event for our business if we do not receive a positive national coverage decision and favorable reimbursement rate from CMS or if for any other reason we are unable to successfully commercialize our Cologuard test.

In 2013 we also plan to focus on building our manufacturing capacity which includes continuous improvements to our FDA compliant quality management system.

Another 2013 priority for us is establishing a CLIA certified lab facility to process Cologuard tests and provide patient results.

In addition, in 2013 we plan to work toward launch readiness through building and deploying a marketing team and continuing our outreach and education efforts to physicians, third party payors and advocates.

We also have identified a new opportunity for our sDNA colorectal cancer screening technology focused on the inflammatory bowel disease (IBD) patient population. We initiated an IBD clinical trial in the first quarter of 2013 that will focus on this specific patient group, and plan on enrolling approximately 300 IBD patients into the trial. Furthermore, we will work on developing enhancements to our Cologuard test and identifying and conducting research on other potential pipeline products targeting other cancers, such as esophageal and pancreatic cancer.

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

In total, we recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during each of the three months ended June 30, 2013 and 2012 and approximately $2.1 million for each of the six months ended June 30, 2013 and 2012.

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

•                  Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining expected term.

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the six months ended June 30, 2013 was 2.76%. The Company’s forfeiture rate used in the six months ended June 30, 2012 was 1.38%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Revenue.  Total revenue was $1.0 million for each of the three months ended June 30, 2013 and June 30, 2012. Total revenue was $2.1 million for each of the six months ended June 30, 2013 and June 30, 2012.  Total revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.

Research and development expenses.  Research and development expenses decreased to $6.5 million for the three months ended June 30, 2013 from $12.2 million for the three months ended June 30, 2012. Research and development expenses decreased to $14.0 million for the six months ended June 30, 2013 from $21.2 million for the six months ended June 30, 2012. This decrease was primarily due to a decrease in clinical trial costs, lab expenses, and professional fees due to our closing enrollment in the FDA clinical trial for our Cologuard test in November 2012.

	Three Months Ended June 30,
	2013	2012	Change
Personnel expenses	$2.3	$1.7	$0.6
Professional fees	1.2	2.4	(1.2)
Other research and development	0.8	0.8	—
Stock-based compensation	0.6	0.6	—
Lab expenses	0.5	1.5	(1.0)
Research collaborations	0.5	0.3	0.2
Clinical trial expenses	0.4	3.7	(3.3)
License and royalty fees	0.2	1.2	(1.0)
Total research and development expenses	$6.5	$12.2	$(5.7)

	Six Months Ended June 30,
	2013	2012	Change
Personnel expenses	$4.6	$3.4	$1.2
Professional fees	3.2	3.1	0.1
Other research and development	2.0	0.7	1.3
Stock-based compensation	1.1	1.1	—
Lab expenses	1.1	2.8	(1.7)
Research collaborations	1.0	0.5	0.5
Clinical trial expenses	0.7	8.3	(7.6)
License and royalty fees	0.3	1.3	(1.0)
Total research and development expenses	$14.0	$21.2	$(7.2)

General and administrative expenses.  General and administrative expenses increased to $3.6 million for the three months ended June 30, 2013 compared to $2.4 million for the three months ended June 30, 2012. General and administrative expenses increased to $6.3 million for the six months ended June 30, 2013 compared to $4.5 million for the six months ended June 30, 2012. The increase in general and administrative expenses was primarily a result of increased legal and professional fees and other general and administrative expenses to support the overall growth of the Company.

	Three Months Ended June 30,
	2013	2012	Change
Legal and professional fees	$1.3	$0.6	$0.7
Other general and administrative	0.9	0.6	0.3
Stock-based compensation	0.8	0.7	0.1
Personnel expenses	0.5	0.4	0.1
Facility costs	0.1	0.1	—
Total general and administrative expenses	$3.6	$2.4	$1.2

	Six Months Ended June 30,
	2013	2012	Change
Legal and professional fees	$2.2	$1.2	$1.0
Other general and administrative	1.8	1.1	0.7
Personnel expenses	1.0	0.9	0.1
Stock-based compensation	1.0	1.1	(0.1)
Facility costs	0.3	0.2	0.1
Total general and administrative expenses	$6.3	$4.5	$1.8

Sales and marketing expenses. Sales and marketing expenses increased to $3.3 million for the three months ended June 30, 2013, from $1.3 million for the three months ended June 30, 2012. Sales and marketing expenses increased to $5.1 million for the six months ended June 30, 2013 from $1.9 million for the six months ended June 30, 2012. The increase in sales and marketing expense was a result of hiring additional marketing personnel and increasing our efforts to prepare for the commercialization of our Cologuard test. The severance discussed in Note 4 to our condensed financial statements resulted in higher stock-based compensation and personnel costs in the three and six months ended June 30, 2013 compared to the same period in 2012.

	Three Months Ended June 30,
	2013	2012	Change
Stock-based compensation	$1.4	$0.2	$1.2
Personnel expenses	1.1	0.5	0.6
Professional fees	0.6	0.6	—
Other sales and marketing	0.2	—	0.2
Total sales and marketing expenses	$3.3	$1.3	$2.0

	Six Months Ended June 30,
	2013	2012	Change
Personnel expenses	$1.9	$0.7	$1.2
Stock-based compensation	1.4	0.2	1.2
Professional fees	1.2	0.8	0.4
Other sales and marketing	0.6	0.2	0.4
Total sales and marketing expenses	$5.1	$1.9	$3.2

Investment income.  Investment income decreased to $55,000 for the three months ended June 30, 2013 compared to $59,000 for the three months ended June 30, 2012.  Investment income decreased to $117,000 for the six months ended June 30, 2013 compared to $121,000 for the six months ended June 30, 2012. This is primarily due to a lower return on investment during the current year when compared to the same period in 2012.

Interest expense. Interest expense increased to $18,000 for the three months ended June 30, 2013 from $5,000 for the three months ended June 30, 2012.  Interested expense increased to $37,000 for the six months ended June 30, 2013 from $10,000 for the six months ended June 30, 2012. This increase is primarily due to interest expense recognized for our capital lease during the three and six months ended June 30, 2013 which was not in place in the prior period.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock, cash received from LabCorp in connection with our license agreement with LabCorp, and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of June 30, 2013, we had approximately $21.5 million in unrestricted cash and cash equivalents and approximately $136.2 million in marketable securities.

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

Net cash used in operating activities was $22.0 million for the six months ended June 30, 2013 as compared to $23.5 million for the six months ended June 30, 2012.  The principal use of cash in operating activities for the six months ended June 30, 2013 was to fund our net loss which decreased from the six months ended June 30, 2012 primarily due to decreased research and development efforts as our clinical trial was completed in April 2013.

Net cash used by investing activities was $43.5 million for the six months ended June 30, 2013 as compared to  $8.1 million for the six months ended June 30, 2012.  The increase in cash used by investing activities for the six months ended June 30, 2013 compared to the same period in 2012 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $1.7 million for the six months ended June 30, 2013 and $0.7 million for the same period in 2012. The increase in property and equipment purchases during the six months ended June 30, 2013 was primarily the result of increased laboratory equipment purchases and software costs as part of our commercialization efforts.

Net cash provided by financing activities was $73.6 million for the six months ended June 30, 2013, as compared to net cash provided by financing activities of $1.9 million for the six months ended June 30, 2012.  The increase in cash provided by financing activities for the six months ended June 30, 2013 was due to the receipt of $73.3 million of cash from our June 2013 common stock offering and $0.5 million of cash inflows from stock options exercises slightly offset by capital lease payments of $0.2 million compared to $1.9 million of cash inflows from stock option exercises for the same period in 2012.

We expect that cash and cash equivalents on hand at June 30, 2013 will be sufficient to fund our 2013 priorities and our current operations for at least the next twelve months, based on current operating plans. However, since we have no current sources of material ongoing revenue, we may need to raise additional capital to fund our strategic plan, the primary goal of which is obtaining FDA approval and successfully commercializing our Cologuard test. We have incurred significant expenditures in the process of completing the clinical trial for our Cologuard test which was completed in April 2013. We do not expect additional significant clinical costs related to obtaining approval for our Cologuard test. In addition, we are in the process of developing our strategy for the ultimate commercialization of our Cologuard test which will also take significant time and require significant expenditures. The timing of those expenditures is uncertain and depends in part upon the timeline for obtaining FDA approval.

Contractual Obligations

During the second quarter of 2013, we entered into a five year lease for a 29,000 square foot facility in Madison, Wisconsin to house our commercial lab operations. This lease contains periodic rent escalation adjustments and includes provisions for tenant improvements.

Future minimum payments under the operating lease are as follows. Amounts included in the table are in thousands.

Year Ending December 31,
2013	$112
2014	676
2015	680
2016	684
2014	689
Thereafter	578
Total lease obligations	$3,419

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of June 30, 2013 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15e promulgated under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In June of 2013, MAYO partially exercised its warrant covering a remaining 165,000 shares by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 85,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 12,765 shares leaving it with a net amount of 72,235 shares. The warrant now covers a total of 80,000 shares.

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

•      MAYO has had access to information regarding Exact and is knowledgeable about us and our business affairs.

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

EXACT SCIENCES CORPORATION

Date: August 2, 2013	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013	By:	/s/ Maneesh K. Arora
Maneesh K. Arora

Chief Operating Officer, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Separation Agreement and General Release between Laura S. Stoltenberg and Exact Sciences Corporation dated June 7, 2013 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on June 7, 2013, which is incorporated herein by reference)

10.2	Lease Agreement between The Alexander Company and Exact Sciences Laboratories, Inc. dated June 25, 2013.

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files