Form 10-Q
period 2013-09-30
EXACT SCIENCES CORP
filed 2013-11-01
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35092

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

As of October 30, 2013, the registrant had 70,917,521 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,710	$13,345
Marketable securities	138,131	94,776
Prepaid expenses and other current assets	904	593
Total current assets	148,745	108,714
Property and Equipment, at cost:
Laboratory equipment	4,546	4,051
Assets under construction	3,668	—
Office and computer equipment	855	824
Leasehold improvements	339	283
Furniture and fixtures	28	28
	9,436	5,186
Less—Accumulated depreciation	(2,685)	(1,781)
	6,751	3,405

	$155,496	$112,119
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$605	$3,652
Accrued expenses	5,725	3,327
Capital lease obligation, current portion	347	333
Lease incentive obligation, current portion	495	—
Deferred license fees, current portion	1,330	4,143
Total current liabilities	8,502	11,455

Long-term debt	1,000	1,000
Long-term accrued interest	79	63
Capital lease obligation, less current portion	449	711
Lease incentive obligation, less current portion	376	—
Deferred license fees, less current portion	—	295

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—no shares at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares Issued and outstanding—70,897,521 and 63,909,800 shares at September 30, 2013 and December 31, 2012	709	639
Additional paid-in capital	452,836	372,123
Other comprehensive income	118	78
Accumulated deficit	(308,573)	(274,245)
Total stockholders’ equity	145,090	98,595
	$155,496	$112,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

License fees	1,036	1,036	3,108	3,108

Operating expenses:
Research and development	6,982	10,491	20,965	31,692
General and administrative	3,686	2,547	9,962	7,085
Sales and marketing	1,615	1,006	6,676	2,931
	12,283	14,044	37,603	41,708

Loss from operations	(11,247)	(13,008)	(34,495)	(38,600)

Investment income	103	67	220	188
Interest expense	(16)	(11)	(53)	(21)

Net loss	$(11,160)	$(12,952)	$(34,328)	$(38,433)

Net loss per share—basic and diluted	$(0.16)	$(0.21)	$(0.52)	$(0.66)

Weighted average common shares outstanding—basic and diluted	70,559	60,531	66,389	58,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months September 30,
	2013	2012	2013	2012
Net loss	$(11,160)	$(12,952)	$(34,328)	$(38,433)
Other comprehensive loss, net of tax
Unrealized holding gain on available-for-sale investments	101	39	40	106
Comprehensive loss	$(11,059)	$(12,913)	$(34,288)	$(38,327)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(34,328)	$(38,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	976	666
Loss on disposal of property and equipment	91	—
Stock-based compensation	5,660	4,024
Amortization of deferred license fees	(3,108)	(3,108)
Warrant licensing expense	—	152
Restricted stock licensing expense	—	1,000
Amortization of premium on short-term investments	458	359
Changes in assets and liabilities:
Prepaid expenses and other current assets	(311)	(218)
Accounts payable	(3,047)	265
Accrued expenses	3,013	1,483
Lease incentive obligation	871	—
Accrued interest	16	15
Net cash used in operating activities	(29,709)	(33,795)

Cash flows from investing activities:
Purchases of marketable securities	(89,261)	(90,408)
Maturities of marketable securities	45,488	41,823
Purchases of property and equipment	(4,413)	(586)
Net cash used in investing activities	(48,186)	(49,171)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	73,296	57,755
Proceeds from exercise of common stock options and stock purchase plan	1,212	2,090
Payments on capital lease obligations	(248)	—
Net cash provided by financing activities	74,260	59,845

Net increase (decrease) in cash and cash equivalents	(3,635)	(23,121)
Cash and cash equivalents, beginning of period	13,345	35,781
Cash and cash equivalents, end of period	$9,710	$12,660

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$40	$106
Issuance of 30,534 and 32,872 shares of common stock to fund the Company’s 401(k) matching contribution for 2012 and 2011, respectively	$354	$274
Conversion of accrued expenses into 34,442 and 34,336 shares of common stock in connection with the Company’s Employee Stock Purchase Plan for 2013 and 2012, respectively.	$261	$194
Laboratory equipment acquired with a capital lease	$—	$1,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of colorectal cancer. The Company’s non-invasive stool-based DNA (sDNA) screening technology includes proprietary and patented methods that isolate and analyze human DNA present in stool to screen for the presence of colorectal pre-cancer and cancer.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiary, Exact Sciences Laboratories, LLC., are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K (the “2012 Form 10-K”). These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2012 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

References to “Exact”, “we”, “us”, “our”, or the “Company” refer to Exact Sciences Corporation and its subsidiary, Exact Sciences Laboratories, LLC.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at September 30, 2013 and December 31, 2012.

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

At September 30, 2013 and December 31, 2012, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the nine months ended September 30, 2013 and September 30, 2012.  Realized gains were $5.1 thousand and $4.2 thousand for the nine months ended September 30, 2013 and 2012, respectively. Unrealized gains or losses on investments are recorded in other comprehensive loss.

Available-for-sale securities at September 30, 2013 consisted of the following:

	September 30, 2013
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$44,477	$56	$—	$44,533
Corporate bonds	80,973	52	—	81,025
Certificates of deposit	7,565	9	—	7,574
Commercial paper	4,998	1	—	4,999
Total available-for-sale securities	$138,013	$118	$—	$138,131

Available-for-sale securities at December 31, 2012 consisted of the following:

	December 31, 2012
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$44,270	$38	$—	$44,308
Corporate bonds	43,303	27	—	43,330
Certificates of deposit	5,926	13	—	5,939
Commercial paper	1,199	—	—	1,199
Total available-for-sale securities	$94,698	$78	$—	$94,776

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

At September 30, 2013, the Company had $3.7 million of assets under construction which consisted of $1.7 million of leasehold improvements for the Company’s new commercial lab facility, $1.2 million of capitalized costs related to software projects, and $0.8 million of costs related to equipment under construction. Depreciation will begin on these assets once they are placed into service. The Company expects that it will cost $3.2 million to complete the construction of the new lab facility. The Company has committed to pay $1.4 million of this amount and the landlord for the facility has committed to pay the remaining $1.8 million as part of the lease incentive obligation outlined in the lease. See Note 6 (Operating Lease).

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2013	2012
Shares issuable upon exercise of stock options	6,108	6,282
Shares issuable upon exercise of outstanding warrants (1)	155	325
Shares issuable upon the release of restricted stock awards	1,264	945
Shares issuable upon the vesting of restricted stock awards related to a licensing agreement	49	73
	7,576	7,625

(1)  At September 30, 2013, represents warrants to purchase 80,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At September 30, 2012, represents warrants to purchase 250,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

License fees.  License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. As more fully described in the 2012 Form 10-K, in connection with the Company’s January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay the Company a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period ending in January 2014. The Company received the first holdback amount of $1.0 million, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $0.9 million, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme, during each of the three month periods ended September 30, 2013 and September 30, 2012. The Company recognized approximately $3.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the nine month periods ended September 30, 2013 and September 30, 2012.

(3) MAYO LICENSE AGREEMENT

Overview

On June 11, 2009, the Company entered into a license agreement (the “License Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). Under the License Agreement, MAYO granted the Company an exclusive, worldwide license within the field (the “Field”) of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) with regard to certain MAYO patents, and a non-exclusive worldwide license within the Field with regard to certain MAYO know-how. The licensed patents cover advances in sample processing, analytical testing and data analysis associated with non-invasive, stool-based DNA screening for colorectal cancer. Under the License Agreement, the Company assumes the obligation and expense of prosecuting and maintaining the licensed patents and is obligated to make commercially reasonable efforts to bring products covered by the license to market. Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company is also required to make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the License Agreement. In addition to the license to intellectual property owned by MAYO, the Company receives product development and research and development efforts from MAYO personnel. The Company is also obligated to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology. The Company sought rights to the Mayo intellectual property for the specific purpose of developing a non-invasive, stool-based DNA screening test for colorectal cancer.  At the time the license agreement was executed, the sole focus of the Company was the development of such a test.  Accordingly, the Company recognized the initial payments and expense related to the warrants at the time of the transaction and the amounts were expensed to research and development as there were no anticipated alternative future uses associated with the intellectual property.

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

In June of 2013, MAYO partially exercised this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 85,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 12,765 shares leaving it with a net amount of 72,235 shares. The warrant now covers a total of 80,000 shares.

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

In addition, the Company is making payments to MAYO for research and development efforts.  During the three and nine months ended September 30, 2013, the Company made payments of $0.3 million and $0.6 million, respectively. At September 30, 2013 the Company recorded an estimated liability in the amount of $0.7 million for research and development efforts.  During the three and nine months ended September 30, 2012, the Company made payments of $0.3 million and $0.6 million, respectively. At September 30, 2012 the Company recorded an estimated liability in the amount of $0.2 million for research and development efforts.

May 2012 Amendment

In May 2012 the Company expanded the relationship with MAYO through an amendment to the License Agreement. As part of the amendment, MAYO expanded the Company’s license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. As consideration for the expanded license, the Company granted MAYO 97,466 shares of restricted stock, one quarter of which vested immediately, with the remainder to vest in three equal annual installments. The Company recognized $1.0 million in research and development licensing expense during the twelve months ended December 31, 2012 in connection with the restricted stock grant. The Company sought rights to the Mayo intellectual property for the specific purpose of developing future non-invasive, stool-based DNA screening tests for gastrointestinal diseases other than colorectal cancer.  The Company does not believe there are alternative future uses for the intellectual property.  In addition, at the time the restricted stock grant expense was recorded for the intellectual property license, the Company believed it was unlikely they would proceed with the tests for other gastrointestinal diseases unless the significant risks related to the colorectal cancer screening test receiving FDA approval were mitigated.  Because of the significant uncertainty of receiving FDA approval for the colorectal cancer diagnostic, coupled with the uncertainty associated with funding future development of tests for other gastrointestinal diseases, the Company could not conclude that commencement of any future projects related to the acquired intellectual property was reasonably expected at the time of this license agreement amendment.

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

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan,  the 2000 Stock Option and Incentive Plan and the 2000 Employee Stock Purchase Plan (collectively, the “Stock Plans”). In July 2013 the Company’s stockholders approved an amendment to the 2010 Omnibus Long-Term Incentive Plan to increase the number of shares reserved for issuance thereunder by 2,800,000 shares and to increase the fungible share ratio to 1.55 (from 1.35) so that each share of common stock covered by an award other than an option or stock appreciation right will reduce the shares available under the plan by 1.55 shares.

Stock-Based Compensation Expense

The Company recorded $1.8 million and $5.7 million in stock-based compensation expense during the three and nine months ended September 30, 2013 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.  The Company recorded $1.5 million and $4.0 million in stock-based compensation expense during the three and nine months ended September 30, 2012 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the nine months ended September 30, 2013 was 2.76%. The Company’s forfeiture rate used in the nine months ended September 30, 2012 was 1.38%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013	2012

Option Plan Shares
Risk-free interest rates	1.73%		0.81% - 0.89%		0.94% - 1.73%	0.81% - 0.89%
Expected term (in years)	6		6		6	6
Expected volatility	82.9%		86.0%		82.9% - 84.0%	86.0% - 92.0%
Dividend yield	0%		0%		0%	0%
Weighted average fair value per share of options granted during the period	$10.34		$7.47		$8.12	$6.90

ESPP Shares
Risk-free interest rates		(1)		(1)	0.11% - 0.20%	0.19% - 0.27%
Expected term (in years)		(1)		(1)	0.5-2	0.5-2
Expected volatility		(1)		(1)	39.1% - 45.6%	40% - 55%
Dividend yield		(1)		(1)	—	—
Weighted average fair value per share of stock purchase rights granted during the period		(1)		(1)	$2.80	$3.47

(1) The Company did not issue stock purchase rights under its 2010 Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2013	6,181,996	$2.62	6.6
Granted	290,570	$11.36
Exercised	(234,544)	$5.17
Forfeited	(129,625)	$10.15
Outstanding, September 30, 2013	6,108,397	$2.78	6.5	$55,277

Exercisable, September 30, 2013	5,237,044	$1.79	5.7	$52,461

Vested and expected to vest September 30, 2013	6,057,354	$2.74	6.5	$55,142

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $11.80 market price of the Company’s common stock at September 30, 2013.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $1.0 million and $1.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $0.4 million and $3.8 million, respectively.

As of September 30, 2013, there was $14.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.72 years.

A summary of restricted stock activity under the Stock Plans during the nine months ended September 30, 2013 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2013	813,955	$8.51
Granted	998,102	$11.80
Released	(188,981)	$9.06
Forfeited	(358,981)	$9.45
Outstanding, September 30, 2013	1,264,095	$10.76

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

Warrants to purchase 75,000 shares of common stock were issued in connection with a consulting agreement in 2009. The warrants contain a performance condition and vest if the Company successfully receives FDA approval for its Cologuard test. The Company is uncertain if the performance conditions will be attained, and therefore no expense has been recorded on this warrant as of September 30, 2013. The exercise price of the warrant is $0.01.

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $1.0 million as of September 30, 2013 and December 31, 2012 and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of September 30, 2013 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at September 30, 2013 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$9,710	$9,710	$—	$—
Available-for-Sale
Marketable securities
U.S. government agency securities	44,533	—	44,533	—
Corporate bonds	81,025	—	81,025	—
Certificates of deposit	7,574	—	7,574	—
Commercial paper	4,999	—	4,999	—
Total	$147,841	$9,710	$138,131	$—

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

As of September 30, 2013 and December 31, 2012 the Company held available-for-sale securities which had been in a continuous unrealized loss position for less than twelve months, the total unrealized losses of which were $14.8 thousand, as of September 30, 2013, and $4.8 thousand, as of December 31, 2012. At September 30, 2013 and December 31, 2012 there were no available-for-sale securities in a continuous loss position for greater than twelve months.

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at September 30, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$85,409	$85,452
Due after one year through two years	52,604	52,679
	$138,013	$138,131

(6) OPERATING LEASE

During the second quarter of 2013, the Company entered into a five year lease for a 29,000 square foot facility in Madison, Wisconsin to house its commercial lab operations. This lease contains periodic rent escalation adjustments and includes provisions for tenant improvements. The Company has two options to extend the term of the lease for five years each.

Future minimum payments under the operating lease are as follows as of September 30, 2013. Amounts included in the table are in thousands.

Year Ending December 31,
2013	$112
2014	676
2015	680
2016	684
2017	689
2018	578
Total lease obligations	$3,419

During the third quarter of 2013, the Company began to make leasehold improvements to the 29,000 square foot facility in Madison, Wisconsin that is to house its commercial lab operations. At September 30, 2013 total leasehold improvements were $1.7 million and were included in assets under construction on the balance sheet. As part of the lease agreement, the landlord has agreed to pay for a portion of leasehold improvements constructed.  These payments will be recorded as a lease incentive obligation and will be amortized over the term of the lease as a reduction of rent expense.  The Company will begin to amortize the leasehold improvements upon completion of the improvements.  As of September 30, 2013, the lease incentive obligation was $0.9 million.

The Company expects that it will cost $3.2 million to complete the construction of the new lab facility.  The Company has committed to pay $1.4 million of this amount and the landlord for the facility has committed to pay the remaining $1.8 million as part of the lease incentive obligation outlined in the lease.

(7) EQUITY

In February 2011, we adopted a rights agreement and subsequently distributed to our stockholders preferred stock purchase rights.  Under certain circumstances, each right can be exercised for one one-thousandth of a share of Series A Junior Participating Preferred Stock.   In general, the rights will become exercisable in the event of an announcement of an acquisition of 15% or more of our outstanding common stock or the commencement or announcement of an intention to make a tender offer or exchange offer for 15% or more of our outstanding common stock.  If any person or group acquires 15% or more of our common stock, our stockholders, other than the acquiror, will have the  right to purchase additional shares of our common stock (in lieu of the Series A Junior Participating Preferred Stock) at a substantial discount to the then prevailing market price. The rights agreement could significantly dilute such acquiror’s ownership position in our shares, thereby making a takeover prohibitively expensive and encouraging such acquiror to negotiate with our board of directors. The ability to exercise these rights is contingent on events that the Company has determined to be unlikely at this time, and therefore this provision has not been considered in the computation of equity or earnings per share.

(8) RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2013, the Company entered into a one year consulting agreement with a non-employee director under which the director provides advisory services in support of the Company’s commercialization activities. In accordance with the agreement, the Company granted a restricted stock award for 4,277 shares of common stock that  vests over one year, and will make cash payments totaling $60.0 thousand over the one year term of the agreement.

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

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a full valuation allowance at September  30, 2013 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At September 30, 2013 the Company had no unrecognized tax benefits, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation and its subsidiary (“Exact,” “we,” “us”, “our” or the “Company”)  should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, which has been filed with the SEC (the “2012 Form 10-K”).

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

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of colorectal cancer. We have developed an accurate, non-invasive, patient friendly screening test to meet our primary goal of becoming the market leader for a diagnostic screening product for the early detection of colorectal pre-cancer and cancer.

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

Preliminary, top-line data from the clinical trial showed that our Cologuard test demonstrated 92 percent sensitivity for the detection of colorectal cancer and 42 percent sensitivity for the detection of pre-cancerous polyps, including 66 percent sensitivity for pre-cancerous polyps equal to or greater than 2 centimeters. The test achieved a specificity of 87 percent during the clinical trial.

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

We have generated limited operating revenues since inception and, as of September 30, 2013, we had an accumulated deficit of approximately $308.6 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2013 Priorities

Our top priorities for 2013 include completing the FDA submission and advancing our dialogue with CMS regarding our planned national coverage application for our Cologuard test. We submitted the final module of our FDA submission in June 2013. If for any reason the FDA does not approve our premarket approval application (PMA) or such approval is substantially delayed, our business and prospects would likely be materially adversely impacted. Likewise it would be a material adverse event for our business if we do not receive a positive national coverage decision and favorable reimbursement rate from CMS or if for any other reason we are unable to successfully commercialize our Cologuard test.

An additional focus for us in 2013 is building our manufacturing capacity which includes continuous improvements to our FDA compliant quality management system.

Another 2013 priority for us is establishing a lab facility to process Cologuard tests and provide patient results. We have leased a 29,000 square foot facility in Madison, Wisconsin to house our commercial lab operations and construction of the lab in that facility is currently underway.

In addition, in 2013 we plan to work toward launch readiness through building and deploying a marketing team and continuing our outreach and education efforts to physicians, third party payors and advocates.

We also have identified a new opportunity for our sDNA technology focused on the inflammatory bowel disease (IBD) patient population. We initiated an IBD clinical trial in the first quarter of 2013 that will focus on this specific patient group, and plan on enrolling approximately 300 IBD patients into the trial. Furthermore, we will work on developing enhancements to our Cologuard test and identifying and conducting research on other potential pipeline products targeting other cancers, such as esophageal and pancreatic cancer.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed  financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, tax positions and stock-based compensation. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In total, we recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during each of the three month periods ended September 30, 2013 and 2012 and approximately $3.1 million for each of the nine month periods ended September 30, 2013 and 2012.

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

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the nine months ended September 30, 2013 was 2.76%. The Company’s forfeiture rate used in the nine months ended September 30, 2012 was 1.38%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Revenue.  Total revenue was $1.0 million for each of the three month periods ended September 30, 2013 and September 30, 2012. Total revenue was $3.1 million for each of the nine month periods ended September 30, 2013 and September 30, 2012.  Total revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ends in January 2014.

Research and development expenses.  Research and development expenses decreased to $7.0 million for the three months ended September 30, 2013 from $10.5 million for the three months ended September 30, 2012. Research and development expenses decreased to $21.0 million for the nine months ended September 30, 2013 from $31.7 million for the nine months ended September 30, 2012. This decrease was primarily due to a decrease in clinical trial costs, lab expenses, and professional fees due to the completion of the FDA clinical trial for our Cologuard test in April 2013 and was slightly offset by an increase in personnel expenses due to increased headcount.

Research and development expenses for the three months ended September 30, 2013 consisted of the following:

	Three Months Ended September 30,
	2013	2012	Change
Personnel expenses	$2.2	$1.8	$0.4
Other research and development	1.4	0.5	0.9
Clinical trial expenses	1.0	5.1	(4.1)
Lab expenses	0.9	1.3	(0.4)
Stock-based compensation	0.7	0.5	0.2
Research collaborations	0.4	0.3	0.1
Professional fees	0.3	0.9	(0.6)
License and royalty fees	0.1	0.1	—
Total research and development expenses	$7.0	$10.5	$(3.5)

Research and development expenses for the nine months ended September 30, 2013 consisted of the following:

	Nine Months Ended September 30,
	2013	2012	Change
Personnel expenses	$6.9	$5.3	$1.6
Clinical trial expenses	4.2	13.4	(9.2)
Other research and development	3.4	1.3	2.1
Lab expenses	2.0	4.1	(2.1)
Stock-based compensation	1.8	1.6	0.2
Research collaborations	1.4	0.8	0.6
Professional fees	1.0	3.9	(2.9)
License and royalty fees	0.3	1.3	(1.0)
Total research and development expenses	$21.0	$31.7	$(10.7)

General and administrative expenses.  General and administrative expenses increased to $3.7 million for the three months ended September 30, 2013 compared to $2.5 million for the three months ended September 30, 2012. General and administrative expenses increased to $10.0 million for the nine months ended September 30, 2013 compared to $7.1 million for the nine months ended September 30, 2012. The increase in general and administrative expenses was primarily a result of increased legal and professional fees, increased personnel costs due to increased headcount, and other general and administrative expenses to support the overall growth of the Company.

General and administrative expenses for the three months ended September 30, 2013 consisted of the following:

	Three Months Ended September 30,
	2013	2012	Change
Other general and administrative	$1.0	$0.7	$0.3
Stock-based compensation	1.0	0.8	0.2
Legal and professional fees	0.9	0.4	0.5
Personnel expenses	0.6	0.5	0.1
Facility costs	0.2	0.1	0.1
Total general and administrative expenses	$3.7	$2.5	$1.2

General and administrative expenses for the nine months ended September 30, 2013 consisted of the following:

	Nine Months Ended September 30,
	2013	2012	Change
Legal and professional fees	$3.1	$1.2	$1.9
Other general and administrative	2.5	2.4	0.1
Personnel expenses	2.0	1.4	0.6
Stock-based compensation	2.0	1.9	0.1
Facility costs	0.4	0.2	0.2
Total general and administrative expenses	$10.0	$7.1	$2.9

Sales and marketing expenses. Sales and marketing expenses increased to $1.6 million for the three months ended September 30, 2013, from $1.0 million for the three months ended September 30, 2012. Sales and marketing expenses increased to $6.7 million for the nine months ended September 30, 2013 from $2.9 million for the nine months ended September 30, 2012. The increase in sales and marketing expense was a result of hiring additional marketing personnel and increasing our efforts to prepare for the commercialization of our Cologuard test. The increase in sales and marketing expenses for the nine months ended September 30, 2013 was the result of higher stock-based compensation and personnel costs related to the June 7, 2013 resignation of Laura Stoltenberg, the Company’s former Chief Commercial Officer.

Sales and marketing expenses for the three months ended September 30, 2013 consisted of the following:

	Three Months Ended September 30,
	2013	2012	Change
Professional fees	$0.7	$0.4	$0.3
Personnel expenses	0.6	0.3	0.3
Other sales and marketing	0.2	0.1	0.1
Stock-based compensation	0.1	0.2	(0.1)
Total sales and marketing expenses	$1.6	$1.0	$0.6

Sales and marketing expenses for the nine months ended September 30, 2013 consisted of the following:

	Nine Months Ended September 30,
	2013	2012	Change
Personnel expenses	$2.4	$1.0	$1.4
Professional fees	1.9	1.4	0.5
Stock-based compensation	1.7	0.4	1.3
Other sales and marketing	0.7	0.1	0.6
Total sales and marketing expenses	$6.7	$2.9	$3.8

Investment income.  Investment income increased to $103.0 thousand for the three months ended September 30, 2013 compared to $67.0 thousand for the three months ended September 30, 2012.  Investment income increased to $220.0 thousand for the nine months ended September 30, 2013 compared to $188.0 thousand for the nine months ended September 30, 2012. This is primarily due to an increase in the average investment balance and a higher return on investment during the current year when compared to the same period in 2012.

Interest expense. Interest expense increased to $16.0 thousand for the three months ended September 30, 2013 from $11.0 thousand for the three months ended September 30, 2012.  Interested expense increased to $53.0 thousand for the nine months ended September 30, 2013 from $21.0 thousand for the nine months ended September 30, 2012. This increase is primarily due to interest expense recognized for our capital lease during the three and nine months ended September 30, 2013 which was entered into during September 2012.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of September 30, 2013, we had approximately $9.7 million in unrestricted cash and cash equivalents and approximately $138.1 million in marketable securities.

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

Net cash used in operating activities was $29.7 million for the nine months ended September 30, 2013 as compared to $33.8 million for the nine months ended September 30, 2012.  The principal use of cash in operating activities for the nine months ended September 30, 2013 was to fund our net loss which decreased from the nine months ended September 30, 2012 primarily due to decreased research and development efforts as our clinical trial was completed in April 2013.

Net cash used by investing activities was $48.2 million for the nine months ended September 30, 2013 as compared to $49.2 million for the nine months ended September 30, 2012.  The decrease in cash used by investing activities for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $4.4 million for the nine months ended September 30, 2013 and $0.6 million for the same period in 2012. The increase in property and equipment purchases during the nine months ended September 30, 2013 was primarily the result of increased laboratory equipment purchases and software costs and the build out of our commercial lab operation as part of our commercialization efforts for Cologuard.

Net cash provided by financing activities was $74.3 million for the nine months ended September 30, 2013, as compared to net cash provided by financing activities of $59.8 million for the nine months ended September 30, 2012.  The increase in cash provided by financing activities for the nine months ended September 30, 2013 was due to the receipt of $73.3 million of cash from our June 2013 common stock offering, $1.2 million of cash inflows from stock options exercises slightly offset by capital lease payments of $0.2 million compared to the receipt of $57.8 million of cash from our August 2012 common stock offering and $2.1 million of cash inflows from stock option exercises for the same period in 2012.

We expect that cash and cash equivalents on hand at September 30, 2013 will be sufficient to fund our 2013 priorities and our current operations for at least the next twelve months, based on current operating plans. However, since we have no current sources of material ongoing revenue, we may need to raise additional capital to fund our strategic plan, the primary goal of which is obtaining FDA approval and successfully commercializing our Cologuard test. We have incurred significant expenditures in the process of completing the clinical trial for our Cologuard test which was completed in April 2013. We do not expect additional significant clinical costs related to obtaining approval for our Cologuard test. In addition, we are in the process of developing our strategy for the ultimate commercialization of our Cologuard test which will also take significant time and require significant expenditures. The timing of those expenditures is uncertain and depends in part upon the timeline for obtaining FDA approval.

We expect that it will cost $3.2 million to complete the construction of the new lab facility. We have committed to pay $1.4 million of this amount and the landlord for the facility has committed to pay the remaining $1.8 million as part of the lease incentive obligation outlined in the lease.

Contractual Obligations

During the second quarter of 2013, we entered into a five year lease for a 29,000 square foot facility in Madison, Wisconsin to house our commercial lab operations.This lease contains periodic rent escalation adjustments and includes provisions for tenant improvements. We have two options to extend the term of the lease for five years each. Future minimum payments under the operating lease are as follows. Amounts included in the table are in thousands.

Year Ending December 31,
2013	$112
2014	676
2015	680
2016	684
2017	689
2018	578
Total lease obligations	$3,419

During the third quarter of 2013, we began to make leasehold improvements to this facility. As part of the lease agreement, the landlord has agreed to pay for a portion of leasehold improvements constructed. We expect that it will cost $3.2 million to complete the construction of the new lab facility.  We have committed to pay $1.4 million of this amount and the landlord for the facility has committed to pay the remaining $1.8 million as part of the lease incentive obligation outlined in the lease.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of September 30, 2013 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: November 1, 2013	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2013	By:	/s/ William J. Megan
William J. Megan

Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Letter Agreement by and between William J. Megan and Exact Sciences Corporation, dated as of August 7, 2013.

10.2	Consulting Agreement dated August 27, 2013 between the Registrant and James P. Connelly.

10.3

First Amendment to the Exact Sciences Corporation 2010 Omnibus Long-Term Incentive Plan (previously filed as Appendix A to the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders filed on June 26, 2013), which is incorporated herein by reference)

10.4	Exact Sciences Corporation Non-employee Director Compensation Policy dated July 25, 2013

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files