Form 10-K
period 2013-12-31
EXACT SCIENCES CORP
filed 2014-02-28
CIK 1124140

Use these links to rapidly review the document
Table of Contents
Item 8. Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-32179

EXACT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	02-0478229 (IRS Employer Identification No.)
441 Charmany Drive, Madison, WI (Address of principal executive offices)	53719 (Zip Code)

Registrant's telephone number, including area code: (608) 284-5700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value (including attached Preferred Stock Purchase Rights)	The NASDAQ Stock Market LLC (The NASDAQ Stock Market LLC)

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $972,055,226 (based on the closing price of the Registrant's Common Stock on June 28, 2013 of $13.91 per share).

         The number of shares outstanding of the Registrant's $.01 par value Common Stock as of February 26, 2014 was 71,201,095.

DOCUMENT INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

 EXACT SCIENCES CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2013

i

 PART I

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange and Exchange Act of 1934, as amended, that are intended to be covered by the "safe harbor" created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as "believe," "expect," "may," "will," "should," "could," "seek," "intend," "plan," "estimate," "anticipate" or other comparable terms. Forward-looking statements in this Annual Report on Form 10-K may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, timing and anticipated results of the FDA's review of our pivotal clinical trial and our related FDA submissions, our ability to secure favorable reimbursement rates from Medicare and other third-party payors, our ability to establish a lab facility and secure the required certifications for that facility, timing of our launch of a commercial product, estimated markets for our products and expected revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy. Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this report. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward -looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

        Our Cologuard® test is a non-invasive stool-based DNA (sDNA) screening test designed to detect DNA markers, which in published studies have been shown to be associated with colorectal cancer. In addition to DNA markers, our test includes a protein marker to detect blood in the stool, utilizing an antibody-based fecal immunochemical test (FIT).

Background

        Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths among non-smokers. Each year there are:

  •
  143,000 new cases in the U.S.

  •
  52,000 deaths in the U.S.

  •
  1,200,000 new cases worldwide

  •
  600,000 deaths worldwide

        Colorectal cancer treatment represents a significant and growing healthcare cost. Annually $14 billion is spent in the U.S. on colorectal cancer treatment. The incidence of colorectal cancer in Medicare patients is expected to rapidly rise from 106,000 cases in 2010 to more than 180,000 cases in 2030.

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

  Our Solution

        Our Cologuard test is designed to detect pre-cancerous lesions or polyps, and each of the four stages of colorectal cancer and is expected to be a powerful, preventive tool. By detecting pre-cancers and cancers early with our test, affected patients can be referred to colonoscopy, during which the polyps or lesions can be removed. The sDNA screening model has the potential to significantly reduce colorectal cancer deaths. The earlier pre-cancer or cancer is detected, the greater the reduction in mortality.

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

        The FDA, as well as physicians and others assessing the effectiveness and value of our Cologuard test, will likely consider, among other things, our Cologuard test's sensitivity and specificity in identifying colorectal cancer and pre-cancerous polyps. "Sensitivity" (also called the true positive rate) measures the percentage of colorectal cancer or pre-cancerous polyps that our Cologuard test correctly identifies. "Specificity" (also called the true negative rate) measures the percentage of people who our Cologuard test correctly identifies as not having colorectal cancer or pre-cancerous polyps.

        Preliminary top-line data from the clinical trial showed that our Cologuard test demonstrated 92 percent sensitivity for the detection of colorectal cancer and 42 percent sensitivity for the detection of pre-cancerous polyps, including 66 percent sensitivity for pre-cancerous polyps equal to or greater than 2 centimeters. The test achieved a specificity of 87 percent during the clinical trial.

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

        Each patient result from the Cologuard test was compared to the patient's colonoscopy result and the histopathologic diagnosis of any lesions that were discovered during colonoscopy and biopsied. The study population included 65 cancer patients and 752 patients with pre-cancerous polyps.

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

        The FDA's Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee is tentatively scheduled to review the premarket approval application (PMA) for our Cologuard stool-DNA-based, non-invasive colorectal cancer screening test on March 27, 2014. The date and details of the meeting are subject to confirmation by the FDA in a Federal Register notice.

        We believe that obtaining a favorable national coverage decision and a favorable reimbursement rate from the Centers for Medicare & Medicaid Services (CMS) for our Cologuard test will be a necessary element in achieving material commercial success. With the goal of expediting receipt of a favorable coverage decision, we are working with CMS to coordinate the CMS coverage review with the FDA pre-market approval through a parallel review process. This program provides a pathway to a potential CMA national coverage determination shortly after an FDA approval decision, should it occur. With over 50% of our target patient population being covered by Medicare, receipt of a positive coverage decision from CMS would help speed adoption of our test after commercial launch. A favorable CMS outcome will also be critical to securing positive coverage decisions from major national and regional managed care organizations, insurance carriers, and self-insured employer groups.

        We also believe that it will be necessary to secure favorable coverage and reimbursement from commercial payors to achieve commercial success. We believe that third-party payors' reimbursement of our Cologuard test will depend on a number of factors, including payors' determination that it is: sensitive for colorectal cancer; not experimental or investigational; approved by major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

        There are two elements to our targeting strategy for the early adoption of Cologuard. First, we are focused on large healthcare systems and groups. These networks employ a high percentage of the physicians in the United States and they typically have strong screening programs. Second, we plan to focus on primary care physicians who prescribe a high volume of FOBT and FIT tests since this physician group has displayed a partiality for stool based screenings methods.

        As part of our commercialization strategy, we plan to establish a lab facility that will be certified pursuant to applicable Federal Clinical Laboratory Improvement Amendments (CLIA) regulations to process Cologuard tests and provide patient results. We expect a significant percentage of Cologuard test volume to be processed at our lab facility. We have leased a 29,000 square foot facility in Madison, Wisconsin to house our commercial lab operations and construction of the lab in that facility is substantially complete.

  Competition

        The competitive landscape is favorable to sDNA screening. All of the colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost. Colonoscopy is uncomfortable, time-consuming and expensive. A 2010 study shows that seven out of 10 people age 50 and older who were told they should get a colonoscopy did not do so primarily due to fears. Fecal blood testing suffers from poor sensitivity, including for FIT testing, 66 percent detection rates for cancer and 27 percent detection rates for pre-cancers. Blood-based DNA testing also is disadvantaged by its low sensitivity. Data from a validation study of one blood-based test was released in late 2011 and published in GUT in February 2012. It demonstrated 48 percent sensitivity across all stages of cancer, with little sensitivity for pre-cancer above the background false positive rate.

        A number of companies are working to develop new blood and serum-based tests for the detection of colorectal cancer including tests based on the detection of proteins or nucleic acids produced by colorectal cancer in the blood. In particular, we are aware of three companies—Epigenomics AG, Gene News and Quest Diagnostics—that are developing blood-based tests for the detection of colorectal cancer. It is our understanding that Epigenomics AG, has completed a large multi-center study designed to demonstrate the performance of its blood-based screening test for colorectal cancer and submitted those results to the FDA in the first quarter of 2013. It is also our understanding that Epigenomics AG has an FDA advisory committee meeting scheduled for March 26, 2014 to review their product.

        In addition, sDNA testing faces competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and "virtual" colonoscopy, a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography), as well as existing and possibly improved traditional screening tests such as FOBT and FIT.

  Research and Development

        Research and development costs account for a substantial portion of our operating expenses. Our research and development expenses were $27.7 million, $42.1 million and $22.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

  U.S. Food and Drug Administration

        We believe obtaining FDA approval for our Cologuard test is critical to building broad demand and successful commercialization for our sDNA colorectal cancer screening technologies. We are currently in the process of seeking a premarket approval (PMA) for our Cologuard test. The PMA process involves submitting extensive data to the FDA. This data allows the FDA to determine if the device is safe and effective for its intended use. The process will include the convening of expert panels and inspection of our manufacturing facilities, and also include providing additional data and updates to the FDA, and new or supplemented PMA submissions if the product is modified during the process. Even if granted, a PMA approval may place substantial restrictions on how a device is marketed or sold, and the FDA will continue to place considerable restrictions on products, including but not limited to registering manufacturing facilities, listing the products with the FDA, complying with labeling requirements, and meeting reporting requirements. The studies required in connection with our seeking FDA approval of our technologies have been and will be costly and time-intensive. There can be no assurance that the FDA will ultimately approve any PMA submitted by us in a timely manner or at all.

  Laboratory Certification, Accreditation and Licensing

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

  HIPAA and Other Privacy Laws

        The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or "Covered Entities": health plans, healthcare clearinghouses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their business associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. If we are able to commercialize our Cologuard test, we would expect to perform activities that may implicate HIPAA, such as providing clinical laboratory testing services or entering into specific kinds of relationships with a Covered Entity or a business associate of a Covered Entity.

        Our activities must also comply with other applicable privacy laws. For example, there are also international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain stool samples and associated patient information could significantly impact our business and our future business plans.

  Federal and State Billing and Fraud and Abuse Laws

        Antifraud Laws/Overpayments.    If our Cologuard test is successfully accepted by federal and state healthcare programs, we will be subject to numerous federal and state antifraud and abuse laws. Many of these antifraud laws are broad in scope, and neither the courts nor government agencies have extensively interpreted these laws. Prohibitions under some of these laws include:

  •
  the submission of false claims or false information to government programs;

  •
  deceptive or fraudulent conduct;

  •
  excessive or unnecessary services or services at excessive prices; and

  •
  prohibitions in defrauding private sector health insurers.

        We could be subject to substantial penalties for violations of these laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in the federal healthcare programs, as well as civil monetary and criminal penalties and imprisonment. Numerous federal and state agencies enforce the antifraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government against providers and are entitled to receive a portion of any final recovery.

  Federal and State "Self-Referral" and "Anti-kickback" Restrictions

        If we or our operations are found to be in violation of applicable laws and regulations prohibiting improper referrals for healthcare services or products, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations.

        Anti-Kickback Statute.    The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term "remuneration" is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Sanctions for violations of the federal Anti-Kickback Statute may include imprisonment and other criminal penalties, civil monetary penalties and exclusion from participation in federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

        Self-Referral law.    The federal "self-referral" law, commonly referred to as the "Stark" law, provides that physicians who, personally or through a family member, have ownership interests in or compensation arrangements with a laboratory are prohibited from making a referral to that laboratory for laboratory tests reimbursable by Medicare, and also prohibits laboratories from submitting a claim for Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. The Stark law contains a number of specific exceptions which, if met, permit physicians who have ownership or compensation arrangements with a testing laboratory to make referrals to that laboratory and permit the laboratory to submit claims for Medicare payments for laboratory tests performed pursuant to such referrals. We are subject to comparable state laws, some of which apply to all payors regardless of source of payment, and do not contain identical exceptions to the Stark law.

        Any action against us for violation of these or similar foreign laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

  Sunshine Act

        In 2010, Congress enacted a statute commonly known as the Sunshine Act, which aims to promote transparency. The Sunshine Act requires manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid or the Children's Health Insurance Program, or CHIP, to report annually to CMS any payments or other transfers of value made to physicians and teaching hospitals, with limited exceptions. Manufacturers must also disclose to CMS any physician ownership or investment interests. On February 8, 2013, CMS issued a final rule implementing the Sunshine Act. Entities covered by the Sunshine Act must begin reporting by March 31, 2014, and failure to comply with the reporting requirement may subject us to substantial penalties.

  Other Laws

        Occupational Safety and Health.    In addition to their comprehensive regulation of health and safety in the workplace in general, the Occupational Safety and Health Administration ("OSHA") has established extensive requirements aimed specifically at laboratories and other healthcare-related facilities. In addition, because our operations require employees to use certain hazardous chemicals, we also must comply with regulations on hazard communication and hazardous chemicals in laboratories. These regulations require us, among other things, to develop written programs and plans, which must address methods for preventing and mitigating employee exposure, the use of personal protective equipment, and training.

        Specimen Transportation.    Our anticipated commercialization plans for our Cologuard test will subject us to regulations of the Department of Transportation, the United States Postal Service and the CDC that apply to the surface and air transportation of clinical laboratory specimens.

  Intellectual Property

        Our intellectual property portfolio positions us to be a leader in the development and marketing of tests for the detection of colorectal cancer from stool samples. We have intellectual property rights pertaining to sample type, sample preparation, sample preservation, biomarkers, and related methods and formulations.

        Our success depends to a significant degree upon our ability to protect our technologies through patent coverage. As of December 31, 2013, we owned 10 issued patents and 28 pending patent applications in the United States, and 62 issued patents and 26 pending patent applications in foreign jurisdictions. In addition, as part of our 2009 strategic transaction with Genzyme Corporation, we received an exclusive license back from Genzyme Corporation in the fields of colorectal cancer screening and stool-based detection of any disease or condition to the 26 patents issued and 7 pending patent applications in the U.S., and 29 patents issued and 12 pending patent applications in foreign jurisdictions sold to Genzyme.

        Each of our patents generally has a term of 20 years from its respective priority filing date. Consequently, our earliest patents are set to expire in 2016.

  License Agreements

        We license, on a non-exclusive basis, certain technologies that are, or may be, incorporated into our technology under several license agreements. Generally, the license agreements require us to pay royalties based on net revenues received using the technologies, and may require minimum royalty amounts or maintenance fees.

  Genzyme

        On January 27, 2009, we entered into a Collaboration, License and Purchase Agreement (the "CLP Agreement") with Genzyme Corporation ("Genzyme"). Pursuant to the CLP Agreement, we (i) assigned to Genzyme all of our intellectual property applicable to the fields of prenatal and reproductive health (the "Transferred Intellectual Property"), (ii) granted Genzyme an irrevocable, perpetual, exclusive, worldwide, fully-paid, royalty-free license to use and sublicense all of our remaining intellectual property (the "Retained Intellectual Property") in the fields of prenatal and reproductive health (the "Genzyme Core Field"), and (iii) granted Genzyme an irrevocable, perpetual, non-exclusive, worldwide, fully-paid, royalty-free license to use and sublicense the Retained Intellectual Property in all fields other than the Genzyme Core Field and other than colorectal cancer detection and stool-based disease detection (the "Company Field"). Following the transaction, we retained rights in our intellectual property to pursue only the fields of colorectal cancer detection and stool-based detection of any disease or condition. Although the licenses granted under the CLP Agreement are perpetual and irrevocable, the Retained Intellectual Property includes patents, the last of which expires in 2028. The CLP Agreement contains customary termination provisions which permit termination in the event of material uncured breaches.

        In connection with the CLP Agreement and certain related transactions, Genzyme agreed to pay us an aggregate of $18.5 million, of which $16.65 million was paid at closing and $1.85 million (the "Holdback Amount") was subject to a holdback by Genzyme to satisfy certain of our potential indemnification obligations. Genzyme also agreed to pay us double digit royalties on income received by Genzyme as a result of any licenses or sublicenses to third parties of the Transferred Intellectual

Property or the Retained Intellectual Property in any field other than the Genzyme Core Field or the Company Field. Under the CLP Agreement, we are required to deliver to Genzyme certain intellectual property improvements, if improvements are made during the initial five years following the date of the CLP Agreement.

        In addition, we entered into a Common Stock Subscription Agreement with Genzyme on January 27, 2009, which provided for the private issuance and sale to Genzyme of 3,000,000 shares of our common stock, $0.01 par value per share, at a per share price of $2.00, for an aggregate purchase price of $6.0 million. The price paid by Genzyme for our shares represented a premium of $0.51 per share above the closing price of our common stock on that date of $1.49 per share, or an aggregate premium of $1.53 million.

  MAYO

        On June 11, 2009, we entered into a patent licensing agreement with MAYO Foundation for Medical Education and Research ("MAYO"). Under the license agreement, MAYO granted us an exclusive, worldwide license within the field of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) with regard to certain MAYO patents and patent applications, as well as a non-exclusive, worldwide license within such field with regard to certain MAYO know-how. The licensed MAYO patents and patent applications contain both method and composition-of-matter claims that relate to sample processing, analytical testing and data analysis associated with nucleic screening for cancers and other diseases. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union and Japan. In addition to granting us a license to the covered MAYO intellectual property, MAYO agreed to make available personnel to provide us product development and research and development assistance.

        Under the license agreement, we assumed the obligation and expense of prosecuting and maintaining the licensed MAYO patents and are obligated to make commercially reasonable efforts to bring to market products using the licensed MAYO intellectual property. Pursuant to the license agreement, we granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock. We agreed to pay MAYO a low single digit royalty on our net sales of products using the licensed MAYO intellectual property. We are also required to pay minimum annual royalty fees of $10,000 on June 12, 2012 and $25,000 on June 12, 2013 and each year thereafter through 2029. The MAYO license agreement required various other payments, including an upfront payment of $80,000, which we paid in the third quarter of 2009, and a milestone payment of $250,000 on the commencement of patient enrollment in FDA trials for our Cologuard pre-cancer and cancer screening test, which we paid in June 2011. We will be required to pay MAYO $500,000 upon FDA approval of our Cologuard test.

        In May 2012 we expanded our relationship with MAYO through an amendment to the license agreement. As part of the amendment, MAYO expanded the license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. As consideration for the expanded license, we granted MAYO 97,466 shares of our common stock, one quarter of which vested immediately, with the remainder to vest in three equal annual installments. We sought rights to the MAYO intellectual property for the specific purpose of developing future non-invasive, stool-based DNA screening tests for gastrointestinal diseases other than colorectal cancer. In addition, we agreed to issue MAYO shares of our common stock with a value of $200,000 upon commercial launch of our second and third products that use the licensed MAYO intellectual property. Additionally, we agreed in the amendment to pay MAYO, for each of our products that use licensed MAYO intellectual property, $200,000 cash upon such product reaching $5 million in cumulative net sales, $750,000 cash upon such product reaching $20 million in cumulative net sales, and $2 million cash upon such product reaching $50 million in cumulative net sales.

        The license agreement will remain in effect, unless earlier terminated by the parties in accordance with the agreement, until the last of the licensed patents expires in 2033 (or later, if certain licensed patent applications are issued). However, if we are still using the licensed MAYO know-how or certain MAYO-provided biological specimens or their derivatives on such expiration date, the term shall continue until the earlier of the date we stop using such know-how and materials and the date that is five years after the last licensed patents expires. The license agreement contains customary termination provisions and permits MAYO to terminate the license agreement if the Company sues MAYO or its affiliates, other than any such suit claiming an uncured material breach by MAYO of the license agreement.

  Hologic

        In October 2009, we entered into a technology license agreement with Hologic, Inc. ("Hologic"). Under the license agreement, Hologic granted us an exclusive, worldwide license within the field of human stool based colorectal cancer and pre-cancer detection or identification with regard to certain Hologic patents, patent applications and improvements, including Hologic's Invader detection chemistry (the "Covered Hologic IP"). The licensed patents and patent applications contain both method and composition-of-matter claims. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union, Australia and Japan. The license agreement also provided us with non-exclusive, worldwide licenses to the Covered Hologic IP within the field of clinical diagnostic purposes relating to colorectal cancer (including cancer diagnosis, treatment, monitoring or staging) and the field of detection or identification of colorectal cancer and pre-cancers through means other than human stool samples. In December 2012 we entered into an amendment to this license agreement with Hologic pursuant to which Hologic granted us a non-exclusive worldwide license to the Covered Hologic IP within the field of any disease or condition within, related to or affecting the gastrointestinal tract and/or appended mucosal surfaces.

        We paid Hologic $50,000 upon executing the license agreement in 2009 and $100,000 when we began enrollment in our FDA trial in June 2011. We are required to pay Hologic a low single digit royalty on our net sales of products using the Covered Hologic IP, and to make a $100,000 milestone payment upon FDA approval of our Cologuard test.

        Unless earlier terminated in accordance with the agreement, the license agreement will remain in effect until the last of the licensed patents expires in 2016 (or later, if certain licensed patent applications are issued). The agreement contains customary termination provisions which, among other things, permits termination in the event of material uncured breaches. Under the 2009 Hologic license agreement, we agreed to meet certain commercialization milestones, of which the only remaining milestone is to commercialize a product using the Covered Hologic IP by April 14, 2014. Failure to meet this milestone, after certain cure periods, may result in the termination of the licenses.

  MDx Health

        In July 2010, we entered into a technology license and royalty agreement with MDx Health S.A. (formerly Oncomethylome Sciences, S.A.) ("MDx Health"). Under the license agreement, MDx Health granted us an exclusive, worldwide license to sell products, and a U.S. license to sell services, in the field of in vitro diagnostic testing of fecal samples for detection of colorectal cancer and colorectal pre-cancer to certain patents and patent applications related to DNA methylation biomarkers. The licensed patents and patent applications contain both method and composition-of-matter claims. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union, China and Japan. Under the agreement, we are obligated to make commercially reasonable efforts to bring to market products using the licensed MDx Health patents. We paid MDx Health $100,000 upon executing the agreement in July 2010 and we are required to pay MDx Health a minimum royalty fee of $100,000 on each anniversary of the agreement for the life of the contract. We are also required to pay MDx Health $100,000 upon the first commercial sale of a licensed product after the receipt of FDA approval, $150,000 after we have reached net sales of $10 million of a licensed product after receipt of FDA approval, $750,000 after we have reached net sales of $50 million, and $1 million after we have reached net sales of $50 million in a single calendar year. We are also required to pay MDx Health a low single digit royalty on our net sales of products and services using the licensed patents. Unless earlier terminated by the parties in accordance with the agreement, the license agreement will remain in effect until the last of the licensed patents expires in 2028. The agreement contains customary termination provisions which, among other things, permit termination in the event of material uncured breaches.

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

  Employees

        As of December 31, 2013, we had one hundred and two full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

  Financial Information

        See the Company's consolidated financial statements included elsewhere in this Form 10-K and accompanying notes to the consolidated financial statements for information concerning revenues, profits and losses and total assets.

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

        We have incurred losses since we were formed and have had only modest product and royalty fee revenues to date. From our date of inception on February 10, 1995 through December 31, 2013, we have accumulated a total deficit of approximately $320.8 million. We expect that our losses will continue for at least the next several years and that we will be required to invest significant additional funds toward development and commercialization of our colorectal cancer screening technology. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any products based on our technologies will be sufficient to make us profitable.

        Our future revenues will depend on our ability to successfully commercialize an FDA-approved product for sDNA colorectal cancer screening. Our ability to successfully commercialize our technologies may be affected by the following factors:

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

        Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may not have sufficient capital to fully fund the commercial development of our Cologuard test and related FDA submission and commercialization efforts. If we are unable to obtain needed financing on acceptable terms, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our stockholders' ownership will be diluted. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations or licensing arrangements, we may relinquish rights to certain of our technologies or products or grant licenses to third parties on terms that are unfavorable to us. Even if we successfully raise sufficient funds to continue our operations to fund development, FDA submission and commercialization of our Cologuard test, we cannot provide assurance that our business will ever generate sufficient cash flow from operations to become profitable.

Our success depends heavily on our Cologuard colorectal cancer screening test.

        Our ability to generate product sales will depend on the commercial success of our Cologuard test. We will need to obtain FDA approval before we can commercialize this product.

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

There can be no assurance that we will obtain FDA approval for our Cologuard test.

        We believe obtaining FDA approval for our Cologuard test is critical to building broad demand and successful commercialization for our sDNA colorectal cancer screening technologies. We are currently in the process of seeking a premarket approval (PMA) for our Cologuard test. The PMA process involves providing extensive data to the FDA to allow the FDA to find that the device is safe and effective for its intended use, which may also include providing additional data and updates to the FDA, the convening of expert panels, inspection of manufacturing facilities, and new or supplemented PMAs if the product is modified during the process. Even if granted, a PMA approval may place substantial restrictions on how a device is marketed or sold, and the FDA will continue to place considerable restrictions on products, including but not limited to registering manufacturing facilities, listing the products with the FDA, complying with labeling requirements, and meeting reporting requirements. The studies required in connection with our seeking FDA approval of our technologies have been and will be costly and time-intensive. There can be no assurance that the FDA will ultimately approve any PMA submitted by us in a timely manner or at all, and if it does not, we may not be able to successfully commercialize our Cologuard test.

Other companies or institutions may develop and market novel or improved methods for detecting colorectal cancer, which may make our technologies less competitive or obsolete.

        The market for colorectal cancer screening is large, consisting of more than 80 million Americans age 50 and above. As a result, this market has attracted competitors, some of which possess significantly greater financial and other resources and development capabilities than we do. Some companies and institutions are developing serum-based tests and screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colorectal cancer. We are aware of three companies—Epigenomics AG, Gene News and Quest Diagnostics—that are developing a blood-based test for the detection of colorectal cancer. It is our understanding that Epigenomics AG has completed a large multi-center study designed to demonstrate the performance of its blood-based screening test for colorectal cancer and submitted the results of that study to the FDA in the first quarter of 2013. It is also our understanding that Epigenomics AG has an FDA advisory committee meeting scheduled for March 26, 2014 to review their product. We also face competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and "virtual" colonoscopy (a radiological imaging approach which visualizes the inside of the bowel by use of spiral computerized axial tomography known as a CT scan) as well as existing and possibly improved traditional screening tests such as FOBT and FIT. Our competitors may also be working on additional methods of detecting colorectal cancer that have not yet been announced. We may be unable to compete effectively against these competitors either because their test is superior or because they may have more expertise, experience, financial resources or stronger business relationships.

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

        We do not have the ability to independently conduct the clinical or other studies that will be required to obtain FDA approval for our Cologuard test or other products we may develop.

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

        The development and commercialization of our Cologuard test relies upon strategic collaborations and licensing agreements with third parties. We currently have a collaborative arrangement with the Mayo Clinic. In addition, we have licensing agreements with Hologic and MDx Health (formerly Oncomethylome Sciences, S.A.). Such arrangements provide us with intellectual property crucial to our product development, including technology that we have incorporated into our Cologuard test. Our dependence on licensing, collaboration and other similar agreements with third parties may subject us to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued, not breached or not terminated early or that we will be able to enter into the future relationships necessary to successfully commercialize our Cologuard test. Any failure to obtain or retain the rights to necessary technologies could require us to re-configure our Cologuard test, which could negatively impact its commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues.

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

        Our success depends largely on the skills, experience and performance of key members of our senior management team including Kevin Conroy, our President and Chief Executive Officer, Maneesh Arora, our Senior Vice President and Chief Operating Officer, William Megan, our Senior Vice President and Principal Financial Officer, and Dr. Graham Lidgard, our Senior Vice President and Chief Science Officer. These executives are critical to directing and managing our growth and development in the future. Our success is substantially dependent upon our senior management's ability to lead our company, implement successful corporate strategies and initiatives, develop key relationships, including relationships with collaborators and business partners, and successfully commercialize an FDA approved product. While our management team has significant experience in securing FDA approvals, we have considerably less experience in commercializing a product. The efforts of our management team will be critical to us as we develop our technologies and work towards the commercialization of an FDA approved product.

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

Product and professional liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages and increases in our insurance rates.

        The sale and use of our Cologuard test could lead to product or professional liability claims based on allegations that one of our products contained a design or manufacturing defect or our laboratory was negligent in processing test results which resulted in the failure to detect the disease for which it was designed. A product or professional liability claim could result in substantial damages and be costly and time consuming to defend, either of which could materially harm our business or financial condition. We cannot assure you that our liability insurance would protect our assets from the financial impact of defending a liability claim. Any claim brought against us, with or without merit, could increase our liability insurance rates or prevent us from securing insurance coverage in the future.

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

        As we work toward obtaining FDA approval for our Cologuard test and launching commercialization for this product we expect to require additional personnel in the areas of quality assurance, compliance, regulatory affairs, product development and sales and marketing. As a result, our operating expenses and capital requirements may increase significantly. Our ability to manage our growth effectively requires us to forecast expenses accurately and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. As we move forward in commercializing our Cologuard test, we will also need to effectively manage our manufacturing and sales and marketing needs, which represent new areas of oversight for us. If we are unable to manage our anticipated growth effectively, our business could be harmed.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2013, we occupied approximately 35,000 square feet of space in our headquarters located in Madison, Wisconsin under a lease which expires in October 2014, but can be extended to October 2019. In addition, we have leased a 29,000 square foot facility in Madison, Wisconsin to house our commercial lab operations. This lease expires in November 2019 but can be extended to November 2029.

Item 3.    Legal Proceedings

        From time to time we are a party to various legal proceedings arising in the ordinary course of our business. We are not currently a party to any pending litigation that we believe is likely to have a material adverse effect on our business operations or financial condition.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is currently listed on the NASDAQ Capital Market under the symbol "EXAS." The following table provides, for the periods indicated, the high and low sales prices per share as reported on the NASDAQ Capital Market.

	High	Low
2013
First quarter	$11.98	$9.62
Second quarter	14.42	6.93
Third quarter	14.70	11.47
Fourth quarter	12.59	9.53
2012
First quarter	$11.24	$7.90
Second quarter	11.15	9.49
Third quarter	11.69	9.80
Fourth quarter	12.30	8.87

        As of February 26, 2014, there were 71,201,095 shares of our common stock outstanding held by approximately 100 holders of record.

        We have never paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The selected historical financial data set forth below as of December 31, 2013, 2012, and 2011 and for the years then ended are derived from financial statements included elsewhere in this Form 10-K, which were audited by BDO USA, LLP, an independent registered public accounting firm. The selected historical financial data set forth below as of December 31, 2010 and for the year then ended are derived from financial statements not included elsewhere in this Form 10-K, which were audited by BDO USA, LLP. The selected historical financial data set forth below as of December 31, 2009 and for the year then ended are derived from financial statements not included elsewhere in this Form 10-K, which were audited by Grant Thornton, LLP. The selected historical financial data should be read in conjunction with, and are qualified by reference to "Management's Discussion and Analysis of

Financial Condition and Results of Operations", our financial statements and notes thereto and the reports of independent registered public accountants included elsewhere in this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share data)
Statements of Operations Data:
Revenue:
Product royalty fees	$—	$—	$20	$26	$25
License fees	4,144	4,144	4,143	5,318	4,733

	4,144	4,144	4,163	5,344	4,758
Cost of revenue	—	—	24	24	20

Gross profit	4,144	4,144	4,139	5,320	4,738
Operating expenses:
Research and development(1)	27,678	42,131	21,968	9,023	4,213
General and administrative(1)	13,649	9,900	8,137	6,330	9,549
Sales and marketing(1)	9,578	4,755	2,857	1,793	226
Restructuring	—	—	—	—	(3)

	50,905	56,786	32,962	17,146	13,985

Loss from operations	(46,761)	(52,642)	(28,823)	(11,826)	(9,247)
Investment income	316	262	169	46	120
Interest expense	(69)	(41)	(21)	(20)	(1)
Other income	—	—	—	244	—

Net loss	$(46,514)	$(52,421)	$(28,675)	$(11,556)	$(9,128)

Net loss per share:
Basic and diluted	$(0.69)	$(0.88)	$(0.54)	$(0.29)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	67,493	59,481	52,512	40,455	32,791

Balance Sheet Data:
Cash and cash equivalents	$12,851	$13,345	$35,781	$78,752	$21,924
Marketable securities	120,408	94,776	57,580	16,663	2,404
Total assets	146,627	112,119	96,953	96,515	25,770
Total long term debt	1,000	1,000	1,000	1,000	1,000
Total liabilities	11,311	13,524	13,458	16,761	19,676
Stockholders' equity	135,316	98,595	83,495	79,754	6,094

(1)
Non-cash stock-based compensation expense included in these amounts are as follows:

	2013	2012	2011	2010	2009
Research and development	$2,817	$2,396	$1,685	$1,087	$319
General and administrative	3,054	2,579	1,622	993	2,308
Sales and marketing	1,873	518	657	41	4

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

        Our Cologuard ® test is a non-invasive, stool-based DNA (sDNA) screening test designed to detect DNA markers, which in published studies have been shown to be associated with colorectal cancer. In addition to DNA markers, our test includes a protein marker to detect blood in the stool utilizing an antibody-based fecal immunochemical test (FIT).

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

        The FDA, as well as physicians and others assessing the effectiveness and value of our Cologuard test, will likely consider, among other things, our Cologuard test's sensitivity and specificity in identifying colorectal cancer and pre-cancerous polyps. "Sensitivity" (also called the true positive rate) measures the percentage of colorectal cancer or pre-cancerous polyps that our Cologuard test correctly identifies. "Specificity" (also called the true negative rate) measures the percentage of people who our Cologuard test correctly identifies as not having colorectal cancer or pre-cancerous polyps.

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

        The FDA's Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee is tentatively scheduled to review the premarket approval application (PMA) for our Cologuard test on March 27, 2014. The date and details of the meeting are subject to confirmation by the FDA in a Federal Register notice.

        We believe that obtaining a favorable national coverage decision and a favorable reimbursement rate from the Centers for Medicare & Medicaid Services (CMS) for our Cologuard test will be a necessary element in achieving material commercial success. With the goal of expediting receipt of a favorable coverage decision, we are working with CMS to coordinate the CMS coverage review with the FDA pre-market approval through a parallel review process. This program provides a pathway to a potential CMS national coverage determination shortly after an FDA approval, should it occur. With over 50% of our target patient population being covered by Medicare, receipt of a positive coverage decision from CMS would help speed adoption of our test after commercial launch. A favorable CMS outcome will also be critical to securing positive coverage decisions from major national and regional managed care organizations, insurance carriers, and self-insured employer groups.

        We also believe that it will be necessary to secure favorable coverage and reimbursement from commercial payors to achieve commercial success. We believe that third-party payors' reimbursement of our Cologuard test will depend on a number of factors, including payors' determination that it is: sensitive for colorectal cancer; not experimental or investigational; approved by major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

        There are two elements to our targeting strategy for the early adoption of Cologuard. First, we are focused on large healthcare systems and groups. These networks employ a high percentage of the physicians in the United States and they typically have strong screening programs. Second, we plan to focus on primary care physicians who prescribe a high volume of FOBT and FIT tests since this physician group has displayed a partiality for stool based screening methods.

        We have generated limited operating revenues since inception and, as of December 31, 2013, we had an accumulated deficit of approximately $320.8 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2014 Priorities

        Our top priorities for 2014 include securing FDA approval and a favorable national coverage decision from CMS for our Cologuard test. If for any reason the FDA does not approve our PMA or such approval is substantially delayed, our business and prospects would likely be materially adversely impacted. Likewise it would be a material adverse event for our business if we do not receive a positive national coverage decision and favorable reimbursement rate from CMS or if for any other reason we are unable to successfully commercialize our Cologuard test.

        Another priority is to secure favorable coverage and reimbursement from commercial payors.

        In 2014 we also plan to continue implementing our commercialization plan, including building our manufacturing capacity, obtaining CLIA certification for our processing lab, integrating our IT infrastructure for ordering, processing, and billing, and deploying our sales and marketing teams.

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

Results of Operations

        Our priorities during 2013 were completing the FDA submission of our Cologuard test and working toward launch readiness by building a marketing team and continuing our outreach and education efforts to physicians, third party payors and advocates. This led to a decrease in research and development costs during the year of $14.4 million and an increase in marketing costs during the year of $4.8 million. In addition to accomplishing these goals, we ensured that we were well capitalized to meet our 2014 goals by raising $73.3 million net of issuance costs in June 2013 through a public offering of common stock.

  Comparison of the years ended December 31, 2013 and 2012

  Revenue.

        Total revenue was $4.1 million for the year ended December 31, 2013 and $4.1 million for the year ended December 31, 2012. Revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014. Due to completion of the collaboration period in January 2014, we do not expect to recognize any further significant revenues under this agreement.

  Research and development expenses.

        Research and development expenses decreased to $27.7 million for the year ended December 31, 2013 from $42.1 million for the year ended December 31, 2012. This decrease was primarily due to a decrease in clinical trial costs, lab expenses, and professional fees due to the completion of the FDA clinical trial for our Cologuard test in April 2013, partially offset by an increase in personnel expenses due to increased headcount to help support our laboratory facility.

Amounts in millions	2013	2012	Change
Personnel expenses	$9.1	$7.4	$1.7
Clinical trial expenses	5.3	19.1	(13.8)
Other reasearch and development	4.2	2.0	2.2
Lab expenses	2.8	4.9	(2.1)
Stock-based compensation	2.7	2.4	0.3
Research collaborations	1.8	1.3	0.5
Professional fees	1.4	3.6	(2.2)
License and royalty fees	0.4	1.4	(1.0)

Total research and development expenses	$27.7	$42.1	$(14.4)

  General and administrative expenses.

        General and administrative expenses increased to $13.6 million for the year ended December 31, 2013 from $9.9 million for the year ended December 31, 2012. The increase in general and administrative expenses was primarily a result of increased legal and professional fees in connection with FDA filing efforts, increased personnel costs and other general and administrative expenses to support the overall growth of the Company as we increased headcount and prepared for commercialization.

Amounts in millions	2013	2012	Change
Legal and professional fees	$4.2	$2.2	$2.0
Stock-based compensation	3.0	2.6	0.4
Personnel expenses	2.8	2.1	0.7
Other general and administrative	2.1	1.9	0.2
Facility costs	1.5	1.1	0.4

Total general and administrative expenses	$13.6	$9.9	$3.7

  Sales and marketing expenses.

        Sales and marketing expenses increased to $9.6 million for the year ended December 31, 2013 from $4.8 million for the year ended December 31, 2012. The increase in sales and marketing expense was a result of hiring additional marketing personnel and increased professional fees in connection with the expanded use of consultants as we increased our efforts to prepare for the commercialization of our Cologuard test. The increase in stock-based compensation and personnel costs is related to the severance costs as a result of the June 7, 2013 resignation of Laura Stoltenberg, the Company's former Chief Commercial Officer.

Amounts in millions	2013	2012	Change
Professional fees	$4.2	$2.4	$1.8
Personnel expenses	3.1	1.6	1.5
Stock-based compensation	1.8	0.5	1.3
Other sales and marketing	0.5	0.3	0.2

Total sales and marketing expenses	$9.6	$4.8	$4.8

  Investment income.

        Investment income increased to $316.0 thousand for the year ended December 31, 2013 from $262.0 thousand for the year ended December 31, 2012. This increase was primarily due to an overall higher cash and marketable securities balance during the year ended December 31, 2013 as compared to the same period of 2012.

  Interest expense.

        Interest expense increased to $69.0 thousand for the year ended December 31, 2013 from $41.0 thousand for the year ended December 31, 2012. This increase was due to interest expense recognized from a capital lease which was entered into during September 2012.

  Comparison of the years ended December 31, 2012 and 2011

  Revenue.

        Total revenue was $4.1 million for the year ended December 31, 2012 and $4.2 million for the year ended December 31, 2011. Revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts are being amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014.

  Research and development expenses.

        Research and development expenses increased to $42.1 million for the year ended December 31, 2012 from $22.0 million for the year ended December 31, 2011. This increase was primarily due to increased efforts focused on completing enrollment for our clinical trial and preparing the FDA submissions for our Cologuard test. We added key personnel to our clinical and research and development teams and the related expenses increased accordingly. Lab expenses consist of purchasing costs related to assay development and lab operations, and there was additional cost in this area as we finalized the assay design in 2012.

Amounts in millions	2012	2011	Change
Clinical trial expenses	$19.1	$8.1	$11.0
Personnel expenses	7.4	5.3	2.1
Lab expenses	4.9	2.6	2.3
Professional fees	3.6	1.1	2.5
Stock-based compensation	2.4	1.7	0.7
Other reasearch and development	2.0	1.2	0.8
License and royalty fees	1.4	0.8	0.6
Research collaborations	1.3	1.2	0.1

Total research and development expenses	$42.1	$22.0	$20.1

  General and administrative expenses.

        General and administrative expenses increased to $9.9 million for the year ended December 31, 2012 from $8.1 million for the year ended December 31, 2011. This increase was primarily a result of increased payroll and related expenses due to new general and administrative hires and increased operations at the Company.

Amounts in millions	2012	2011	Change
Stock-based compensation	$2.6	$1.6	$1.0
Legal and professional fees	2.2	2.8	(0.6)
Personnel expenses	2.1	1.8	0.3
Other general and administrative	1.9	1.0	0.9
Facility costs	1.1	0.9	0.2

Total general and administrative expenses	$9.9	$8.1	$1.8

  Sales and marketing expenses.

        Sales and marketing expenses increased to $4.8 million for the year ended December 31, 2012 from $2.9 million for the year ended December 31, 2011. The increase in sales and marketing expenses was a result of hiring additional marketing personnel and increased expenses incurred as a result of implementing a go-to-market strategy, branding and other marketing expenses.

Amounts in millions	2012	2011	Change
Professional fees	$2.4	$0.9	$1.5
Personnel expenses	1.6	1.1	0.5
Stock-based compensation	0.5	0.7	(0.2)
Other sales and marketing	0.3	0.2	0.1

Total sales and marketing expenses	$4.8	$2.9	$1.9

  Investment income.

        Investment income increased to $262.0 thousand for the year ended December 31, 2012 from $169.0 thousand for the year ended December 31, 2011. This increase was primarily due to an overall higher cash and marketable securities balance during the year ended December 31, 2012 as compared to the same period of 2011.

  Interest expense.

        Interest expense increased to $41.0 thousand for the year ended December 31, 2012 from $21.0 thousand for the year ended December 31, 2011. This increase was due to interest expense recognized from a capital lease which was entered into in 2012.

  Liquidity and Capital Resources

        We have financed our operations primarily through private and public offerings of our common stock and cash received in January 2009 from Genzyme in connection with the Genzyme strategic transaction. As of December 31, 2013, we had approximately $12.9 million in unrestricted cash and cash equivalents and approximately $120.4 million in marketable securities.

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

        Net cash used in operating activities was $39.3 million, $44.2 million, and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The principal use of cash in operating activities for each of the years ended December 31, 2013, 2012 and 2011 was to fund our net loss. The decrease in net cash used in operating activities for the years ended December 31, 2013 and December 31, 2012, as compared to prior years was primarily due to decreased research and development activities. Cash flows from operations can vary significantly due to various factors, including changes in our operations, prepaid expenses, accounts payable and accrued expenses.

        Net cash used in investing activities was $35.5 million, $38.3 million, and $43.4 million for the years ended December 31, 2013, 2012, and, 2011, respectively. The decrease in cash used in investing activities for the year ended December 31, 2013 when compared to the same period in 2012 was the result of increased maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $9.3 million for the year ended December 31, 2013, compared to net cash used in investing activities of $0.7 million for the year ended December 31, 2012 which was primarily the result of an increase in purchases of property and equipment. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities for the year ended December 31, 2011 was primarily the result of purchases of property and equipment of $2.1 million.

        Net cash provided by financing activities was $74.3 million, $60.0 million and $27.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash provided by financing activities for the year ended December 31, 2013 when compared to the same period in 2012 was primarily the result of an increase in the proceeds from the sale of common stock from $57.8 million in 2012 to $73.3 million in 2013. Excluding the impact of the sale of common stock, net cash provided by financing activities was $1.0 million for the year ended December 31, 2013, compared to net cash provided by financing activities of $2.3 million for the same period in 2012. This decrease in cash provided by financing activities was primarily due to a decrease in proceeds from the exercise of common stock options for the year ended December 31, 2013. The increase in cash provided by financing activities for the year ended December 31, 2012 when compared to the same period in 2011 was primarily the result of an increase in proceeds from the sale of common stock from $27.2 million in 2011 to $57.8 million in 2012. Excluding the impact of the sale of common stock, net cash provided by financing activities was $2.3 million for the year ended December 31, 2012, compared to net cash provided by financing activities of $0.7 million for the same period in 2011. This increase in cash provided by financing activities was primarily due to an increase in proceeds from the exercise of common stock options for the year ended December 31, 2012.

        We expect that cash and cash equivalents and marketable securities on hand at December 31, 2013, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, since we have no current sources of material ongoing revenue, it is possible that we may need to raise additional capital to fully fund our current strategic plan, the primary goal of which is commercializing our FDA approved non-invasive sDNA colorectal pre-cancer and cancer screening test. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

        The following table reflects our estimated fixed obligations and commitments as of December 31, 2013. This table does not include potential milestone payments due upon FDA approval or future sales-based royalty obligations:

		Payments Due by Period
Description	Total	Less Than One Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in Thousands)
Long-term debt obligations(1)	$1,158	$39	$463	$463	$193
Obligations under license and collaborative agreements(2)	3,691	596	552	512	2,031
Operating lease obligations	3,812	1,124	1,364	1,324	—
Capital lease obligations(1)	750	381	369	—	—

Total	$9,411	$2,140	$2,748	$2,299	$2,224

(1)
Includes expected interest payments related to long-term debt obligations.

(2)
We have entered into license and collaborative agreements with the Mayo Foundation, Genzyme, MDx Health (formerly Oncomethylome Sciences), and Hologic, Inc. See Note 7 in the notes to our consolidated financial statements for further information.

        Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party. Operating leases reflect remaining obligations associated with the leased facilities at our headquarters and lab facility in Madison, WI. Capital leases reflect obligations under a capital equipment leasing arrangement.

  Net Operating Loss Carryforwards

        As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $300.1 million and $115.4 million, respectively. The Company also had federal and state research tax credit carryforwards of approximately $5.6 million and $18.7 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates through 2032, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation's utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred.

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

        In total, we recognized approximately $4.1 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during the year ended December 31, 2013.

  Clinical Trial Accrual

        Accruals are recorded for clinical trial patient site costs when the liability is probable and reasonably estimable. For our pivotal FDA clinical trial and other sample procurement studies we undertake periodically, an accrual is made for a patient site cost once the patient has progressed past certain steps in the patient assessment and sample processing procedure. The accrual is estimated based on historical average patient reimbursement fees. Management has not recorded an accrual for clinical trial costs at December 31, 2013 as our clinical trial is complete. Management recorded an accrual of $0.4 million at December 31, 2012 and 2011, respectively, for clinical trial costs related to site payments.

  Stock-Based Compensation.

        All stock-based awards, including grants of employee stock options, restricted stock and restricted stock units and shares purchased under an employee stock purchase plan (ESPP) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The following assumptions are used in determining fair value for employee stock options and ESPP shares:

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

        The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions noted above and as further described in Note 6 to our financial statements.

Tax Positions

        A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $124.5 million and $103.9 million valuation allowance at December 31, 2013 and 2012 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for the current year is $20.6 million. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.

        Recent Accounting Pronouncements    In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on our consolidated financial statements.

  Off-Balance Sheet Arrangements

        As of December 31, 2013, we had no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which as of December 31, 2013 and December 31, 2012 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

        Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 8.    Consolidated Financial Statements and Supplementary Data

EXACT SCIENCES CORPORATION
Index to Financial Statements

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Exact Sciences Corporation
Madison, Wisconsin

        We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exact Sciences Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exact Sciences Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin
February 28, 2014

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Exact Sciences Corporation
Madison, Wisconsin

        We have audited Exact Sciences Corporation's (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exact Sciences Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Exact Sciences Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exact Sciences Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin
February 28, 2014

EXACT SCIENCES CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,851	$13,345
Marketable securities	120,408	94,776
Prepaid expenses and other current assets	2,199	593

Total current assets	135,458	108,714
Property and Equipment, at cost:
Laboratory equipment	5,087	4,051
Assets under construction	2,592	—
Office and computer equipment	1,217	824
Leasehold improvements	5,043	283
Furniture and fixtures	268	28

	14,207	5,186
Less—Accumulated depreciation	(3,038)	(1,781)

	11,169	3,405

	$146,627	$112,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$761	$3,652
Accrued liabilities	5,806	3,327
Capital lease obligation, current portion	351	333
Lease incentive obligation, current portion	540	—
Deferred license fees, current portion	294	4,143

Total current liabilities	7,752	11,455
Long-term debt	1,000	1,000
Long-term accrued interest	84	63
Capital lease obligation, less current portion	360	711
Lease incentive obligation, less current portion	2,115	—
Deferred license fees, less current portion	—	295
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value
Authorized—5,000,000 shares
Issued and outstanding—no shares at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value
Authorized—100,000,000 shares
Issued and outstanding—71,071,838 and 63,909,800 shares at December 31, 2013 and December 31, 2012	711	639
Additional paid-in capital	455,239	372,123
Accumulated other comprehensive income	125	78
Accumulated deficit	(320,759)	(274,245)

Total stockholders' equity	135,316	98,595

	$146,627	$112,119

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Product royalty fees	$—	$—	$20
License fees	4,144	4,144	4,143

	4,144	4,144	4,163
Cost of revenue:
Product royalty fees	—	—	24

Gross profit	4,144	4,144	4,139
Operating expenses:
Research and development	27,678	42,131	21,968
General and administrative	13,649	9,900	8,137
Sales and marketing	9,578	4,755	2,857

	50,905	56,786	32,962

Loss from operations	(46,761)	(52,642)	(28,823)
Investment income	316	262	169
Interest expense	(69)	(41)	(21)

Net loss	$(46,514)	$(52,421)	$(28,675)

Net loss per share—basic and diluted	$(0.69)	$(0.88)	$(0.54)

Weighted average common shares outstanding—basic and diluted	67,493	59,481	52,512

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

	December 31,
(In Thousands)	2013	2012	2011
Net loss	$(46,514)	$(52,421)	$(28,675)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	47	92	(15)

Comprehensive loss	$(46,467)	$(52,329)	$(28,690)

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except share data)

	Common Stock
	Number of Shares	$0.01 Par Value	Additional Paid In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2011	52,163,629	$522	$272,380	$1	$(193,149)	$79,754

Issuance of common stock, net of issuance costs of $1.5 million	3,593,750	36	27,179	—	—	27,215
Exercise of common stock options and warrants	708,590	7	678	—	—	685
Issuance of common stock to fund the Company's 2010 401(k) match	27,872	—	169	—	—	169
Compensation expense related to issuance of stock options and restricted stock awards	79,065	1	3,963	—	—	3,964
Purchase of employee stock purchase plan shares	51,857	—	291			291
Expense related to warrants (Note 4)	—	—	107	—	—	107
Net loss	—	—	—	—	(28,675)	(28,675)
Accumulated other comprehensive loss	—	—	—	(15)	—	(15)

Balance, December 31, 2011	56,624,763	$566	$304,767	$(14)	$(221,824)	$83,495

Issuance of common stock related to the Mayo Transaction (Note 4)	97,466	1	999	—	—	1,000
Issuance of common stock, net of issuance costs of $3.9 million	6,325,000	63	57,692	—	—	57,755
Exercise of common stock options and warrants	691,471	7	2,381	—	—	2,388
Issuance of common stock to fund the Company's 2011 401(k) match	32,872	—	274	—	—	274
Compensation expense related to issuance of stock options and restricted stock awards	74,617	1	5,492	—	—	5,493
Purchase of employee stock purchase plan shares	63,611	1	366	—	—	367
Expense related to warrants (Note 4)	—	—	152	—	—	152
Net loss	—	—	—	—	(52,421)	(52,421)
Accumulated other comprehensive income	—	—	—	92	—	92

Balance, December 31, 2012	63,909,800	$639	$372,123	$78	$(274,245)	$98,595

Issuance of common stock, net of issuance costs of $4.8 million	6,325,000	63	73,232	—	—	73,296
Exercise of common stock options and warrants	418,146	4	1,337	—	—	1,341
Issuance of common stock to fund the Company's 2012 401(k) match	30,538	1	354	—	—	354
Compensation expense related to issuance of stock options and restricted stock awards	328,422	3	7,741	—	—	7,744
Purchase of employee stock purchase plan shares	59,932	1	452	—	—	453
Net loss		—	—	—	(46,514)	(46,514)
Accumulated other comprehensive income		—	—	47	—	47

Balance, December 31, 2013	71,071,838	$711	$455,239	$125	$(320,759)	$135,316

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(46,514)	$(52,421)	$(28,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,418	985	411
Loss on disposal of property and equipment	100	—	—
Stock-based compensation	7,744	5,493	3,964
Amortization of deferred license fees	(4,144)	(4,144)	(4,143)
Warrant licensing expense	—	152	107
Restricted stock licensing expense	—	1,000	—
Amortization of premium on short-term investments	636	532	360
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,606)	441	(788)
Accounts payable	(2,891)	2,887	(263)
Accrued liabilities	3,286	899	1,542
Lease incentive obligation	2,655	—	—
Accrued interest	21	21	21

Net cash used in operating activities	(39,295)	(44,155)	(27,464)
Cash flows from investing activities:
Purchases of marketable securities	(98,510)	(96,047)	(87,017)
Maturities of marketable securities	72,289	58,411	45,725
Purchases of property and equipment	(9,282)	(681)	(2,115)

Net cash used in investing activities	(35,503)	(38,317)	(43,407)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	73,296	57,755	27,215
Proceeds from exercise of common stock options	1,341	2,388	685
Payments on capital lease obligations	(333)	(107)	—

Net cash provided by financing activities	74,304	60,036	27,900

Net decrease in cash and cash equivalents	(494)	(22,436)	(42,971)
Cash and cash equivalents, beginning of period	13,345	35,781	78,752

Cash and cash equivalents, end of period	$12,851	$13,345	$35,781

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$47	$92	$(15)

Issuance of 30,538, 32,872, and 27,872 shares of common stock to fund the Company's 401(k) matching contribution for 2012, 2011, and 2010, respectively	$354	$274	$169

Conversion of accrued expenses into 59,932, 63,611 and 51,857 shares of common stock in connection with the Company's ESPP for 2013, 2012 and 2011, respectively	$453	$367	$291

Laboratory equipment acquired with a capital lease	$—	$1,151	$—

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Exact Sciences Laboratories, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

        References to "Exact", "we", "us", "our", or the "Company" refer to Exact Sciences Corporation and its subsidiary, Exact Sciences Laboratories, LLC.

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

Cash and Cash Equivalents

        The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at December 31, 2013 and 2012.

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

        At December 31, 2013 and December 31, 2012 the Company's investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company's investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The Company's investment policy limits investments to

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company's investments are considered current. Realized gains were $9,639, $6,231, and $419 for the years ended December 31, 2013, 2012, and 2011, respectively. Unrealized gains on investments recorded in other comprehensive income were $125,473 and $77,808 for the years ended December 31, 2013 and 2012. Unrealized losses on investments recorded in other comprehensive income were $13,784 for the year ended December 31, 2011.

        The amounts reclassified from accumulated other comprehensive income to investment income during 2013, 2012 and 2011 related to the unrealized change in the value of marketable securities, were not significant.

        Available-for-sale securities at December 31, 2013 consist of the following:

	December 31, 2013
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Corporate bonds	$77,935	$75	$—	$78,010
U.S. government agency securities	34,291	47	—	34,338
Certificates of deposit	6,558	3	—	6,561
Commercial paper	1,499	—	—	1,499

Total available-for-sale securities	$120,283	$125	$—	$120,408

        Available-for-sale securities at December 31, 2012 consist of the following:

	December 31, 2012
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$44,270	$38	$—	$44,308
Corporate bonds	43,303	27	—	43,330
Certificates of deposit	5,926	13	—	5,939
Commercial paper	1,199	—	—	1,199

Total available-for-sale securities	$94,698	$78	$—	$94,776

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $1.4 million, $1.0 million, and $0.4 million, respectively.

        At December 31, 2013, the Company had $2.6 million of assets under construction which consisted of $1.7 million of capitalized costs related to software projects and $0.9 million of costs related to an equipment project. Depreciation will begin on these assets once they are placed into service. We expect that it will cost $0.5 million to complete the equipment project and $1.0 million to complete the software projects, and these projects are expected to be completed in 2014.

Software Capitalization Policy

        Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs in the application development stage that meet the criteria for capitalization are capitalized and amortized using the straight-line basis over the estimated economic useful life of the software.

Patent Costs

        Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life of five years. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the year ended December 31, 2013, 2012 and 2011 should be expensed and not capitalized as the future economic benefit derived from the transactions cannot be determined.

  Clinical Trial Accrual

        Accruals are recorded for clinical trial patient site costs when the liability is probable and reasonably estimable. For our pivotal FDA clinical trial and other sample procurement studies we undertake periodically, an accrual is made for a patient site cost once the patient has progressed past certain steps in the patient assessment and sample processing procedure. The accrual is estimated based on historical average patient reimbursement fees. Management has not recorded an accrual for clinical trial costs at December 31, 2013 as our clinical trial is complete. Management recorded an accrual of $0.4 million at December 31, 2012 and 2011, respectively, for clinical trial costs related to site payments.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period (amounts are in thousands):

	2013	2012	2011
Shares issuable upon exercise of stock options	6,063	6,182	6,454
Shares issuable upon exercise of outstanding warrants(1)	155	325	325
Shares issuable upon the release of restricted stock awards	1,151	814	401
Shares issuable upon exercise of restricted stock awards related to licensing agreement	49	73	—

	7,418	7,394	7,180

(1)
At December 31, 2013, represents warrants to purchase 80,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement. At December 31, 2012 and December 31, 2011, represents warrants to purchase 250,000 shares of common stock issued under a licensing agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

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

        The Company recognized approximately $4.1 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the years ended December 31, 2013, 2012, and 2011.

        Product royalty fees.    The Company has licensed certain of its technologies, including improvements to such technologies, on an exclusive basis to LabCorp. LabCorp developed and commercially offered a non-invasive stool-based DNA colorectal cancer screening service for the average-risk population based on the Company's technology. The Company is entitled to certain royalties on any sales of this product. Accordingly, the Company records product royalty fees based on the specified contractual percentage of LabCorp's net revenues from its sales of such colorectal cancer screening tests, as reported to the Company each month by LabCorp. The current royalty rate is subject to an increase in the event that LabCorp achieves a specified significant threshold of annual net revenues from the sales of such colorectal cancer screening tests. No sales of this product were reported to the Company during the year ended December 31, 2013 and December 31, 2012 and no product royalty fees were recorded. Product royalty fees were $20,000 for the year ended December 31, 2011.

Advertising Costs

        The Company expenses the costs of media advertising at the time the advertising takes place. The Company expensed approximately $97.7 thousand, $57.4 thousand and $110.0 thousand of media advertising during the years ended December 31, 2013, 2012, and 2011, respectively.

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

        The following table presents the Company's fair value measurements as of December 31, 2013 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2013 Using:
Description	Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash and money market	$12,851	$12,851	$—	$—
Available-for-Sale
Marketable securities
Corporate bonds	78,010	—	78,010	—
U.S. government agency securities	34,338	—	34,338	—
Certificates of deposit	6,561	—	6,561	—
Commercial paper	1,499	—	1,499	—

Total	$133,259	$12,851	$120,408	$—

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

        As of December 31, 2013 and 2012 there were available for sale securities in a continuous unrealized loss position for less than twelve months where the total unrealized losses were $7.2 thousand and $4.8 thousand respectively. At December 31, 2013 and 2012 there were no available for sale securities in a continuous unrealized loss position for greater than twelve months.

        The following summarizes contractual underlying maturities of the Company's available-for-sale investments at December 31, 2013 (in thousands):

	Cost	Fair Value
Due in one year or less	$53,843	$53,871
Due after one year through two years	66,440	66,537

	$120,283	$120,408

Concentration of Credit Risk

        In accordance with GAAP, the Company is required to disclose any significant off-balance-sheet risk and credit risk concentration. The Company has no significant off-balance-sheet risk, such as foreign exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2013, the Company had cash and cash equivalents deposited in financial institutions in which the balances exceed the federal government agency insured limit of $250,000 by approximately $12.1 million. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.

(3) GENZYME STRATEGIC TRANSACTION

Transaction summary

        On January 27, 2009, the Company entered into a Collaboration, License and Purchase Agreement (the "CLP Agreement") with Genzyme Corporation ("Genzyme"). Pursuant to the CLP Agreement, the Company (i) assigned to Genzyme all of its intellectual property applicable to the fields of prenatal and reproductive health (the "Transferred Intellectual Property"), (ii) granted Genzyme an irrevocable, perpetual, exclusive, worldwide, fully-paid, royalty-free license to use and sublicense all of the Company's remaining intellectual property (the "Retained Intellectual Property") in the fields of prenatal and reproductive health (the "Genzyme Core Field"), and (iii) granted Genzyme an irrevocable, perpetual, non-exclusive, worldwide, fully-paid, royalty-free license to use and sublicense the Retained Intellectual Property in all fields other than the Genzyme Core Field and other than colorectal cancer detection and stool-based disease detection (the "Company Field"). Following the transaction, the Company retained rights in its intellectual property to pursue only the fields of colorectal cancer detection and stool-based detection of any disease or condition

        Pursuant to the Genzyme Strategic Transaction, Genzyme agreed to pay an aggregate of $18.5 million to the Company, of which $16.65 million was paid at closing and $1.85 million (the "Holdback Amount") was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations of the Company. Genzyme also agreed to pay a double-digit royalty to the Company on income received by Genzyme as a result of any licenses or sublicenses to third parties of the Transferred Intellectual Property or the Retained Intellectual Property in any field other than the Genzyme Core Field or the Company Field.

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

        The Company recognized approximately $4.1 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during each of the years ended December 31, 2013, 2012, and 2011.

(4) MAYO LICENSE AGREEMENT

Overview

        On June 11, 2009, the Company entered into a license agreement (the "License Agreement") with MAYO Foundation for Medical Education and Research ("MAYO"). Under the License Agreement, MAYO granted the Company an exclusive, worldwide license within the field (the "Field") of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target)with regard to certain MAYO patents, and a non-exclusive worldwide license within the Field with regard to certain MAYO know-how. The licensed patents cover advances in sample processing, analytical testing and data analysis associated with non-invasive, stool-based DNA screening for colorectal cancer. Under the License Agreement, the Company assumes the obligation and expense of prosecuting and maintaining the licensed patents and is obligated to make commercially reasonable efforts to bring products covered by the license to market. Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company is also required to make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the License Agreement. In addition to the license to intellectual property owned by MAYO, the Company receives product development and research and development efforts from MAYO personnel. The Company is also obligated to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology. The Company sought rights to the MAYO intellectual property for the specific purpose of developing a non-invasive, stool-based DNA screening test for colorectal cancer. At the time the license agreement was executed, the sole focus of the Company was the development of such a test. Accordingly, the Company recognized the initial payments and expense related to the warrants at the time of the transaction and the amounts were expensed to research and development as there were no anticipated alternative future uses associated with the intellectual property.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(4) MAYO LICENSE AGREEMENT (Continued)

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

        In June of 2013, MAYO partially exercised this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 85,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 12,765 shares leaving it with a net amount of 72,235 shares. Following this exercise, the warrant originally covering 250,000 covered a total of 80,000 shares at December 31, 2013.

Royalty Payments

        The Company will make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement. Minimum royalty payments will be $10,000 in 2012 and $25,000 per year thereafter through 2029, the year the last patent expires.

Other Payments

        Other payments under the License Agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical, and a $500,000 payment upon FDA approval of the Company's Cologuard test. The upfront payment of

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(4) MAYO LICENSE AGREEMENT (Continued)

$80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in its FDA trial in June 2011 and the milestone payment of $250,000 was made and expensed to research and development in June 2011. It is uncertain as to when or if the FDA will approve the Company's Cologuard test; therefore the $500,000 milestone payment has not been recorded as a liability. The Company evaluates the status of the timing of FDA approval at each reporting date to determine if a liability should be recorded for the milestone payment.

        In addition, the Company is paying MAYO for research and development efforts. As part of the Company's research collaboration with MAYO, the Company has incurred charges of $1.7 million and has made payments of $1.0 million for the year ended December 31, 2013. The Company has recorded an estimated liability in the amount of $0.7 million for research and development efforts as of December 31, 2013. The Company incurred $1.2 million and made payments of $1.1 million for the year ended December 31, 2012. The Company recorded an estimated liability in the amount of $0.1 million for research and development efforts at December 31, 2012.

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

        As part of the amendment, the Company will also be responsible for making additional restricted stock grants to MAYO as certain milestones are met with respect to commercial launch of the Company's second and third licensed products. Additionally, the Company will make milestone payments once certain sales levels are reached on the second and third licensed products. It is uncertain as to when or if these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company evaluates the status of the milestone payments at each reporting date to determine if a liability should be recorded for the milestone payment.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) ISSUANCES OF EQUITY

Underwritten Public Offerings

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

        On June 21, 2013, the Company completed an underwritten public offering of 6.3 million shares of common stock at a price of $12.35 per share to the public. The Company received approximately $73.3 million of net proceeds from the offering, after deducting $4.8 million for the underwriting discount and other stock issuance costs paid by the Company.

Rights Agreement

        In February 2011, the Company adopted a rights agreement and subsequently distributed to the Company's stockholders preferred stock purchase rights. Under certain circumstances, each right can be exercised for one one-thousandth of a share of Series A Junior Participating Preferred Stock. In general, the rights will become exercisable in the event of an announcement of an acquisition of 15% or more of the Company's outstanding common stock or the commencement or announcement of an intention to make a tender offer or exchange offer for 15% or more of the Company's outstanding common stock. If any person or group acquires 15% or more of the Company's common stock, the Company's stockholders, other than the acquiror, will have the right to purchase additional shares of the Company's common stock (in lieu of the Series A Junior Participating Preferred Stock) at a substantial discount to the then prevailing market price. The rights agreement could significantly dilute such acquiror's ownership position in the Company's shares, thereby making a takeover prohibitively expensive and encouraging such acquiror to negotiate with the Company's board of directors. The ability to exercise these rights is contingent on events that the Company has determined to be unlikely at this time, and therefore this provision has not been considered in the computation of equity or earnings per share.

(6) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

        The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan and the 2000 Stock Option and Incentive Plan(collectively, the "Stock Plans").

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) STOCK-BASED COMPENSATION (Continued)

        The 2000 Option Plan was administered by the compensation committee of the Company's board of directors, which selected the individuals to whom equity-based awards would be granted and determined the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At December 31, 2013, options to purchase 4,582,064 shares and 27,000 shares of restricted stock were outstanding under the 2000 Option Plan.

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

        The 2010 Stock Plan is administered by the compensation committee of the Company's board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2010 Stock Plan. The 2010 Stock Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2010 Stock Plan held by that employee will immediately vest. At December 31, 2013, options to purchase 1,480,523 shares were outstanding under the 2010 Stock Plan and 1,123,694 shares of restricted stock and restricted stock units were outstanding. On July 25, 2013 the stockholders of Exact Sciences Corporation approved an amendment to the 2010 Stock Plan to increase the number of shares reserved for issuance thereunder by 2,800,000 shares. At December 31, 2013, there were 2,852,078 shares available for future grant under the 2010 Stock Plan.

        2010 Employee Stock Purchase Plan    The 2010 Employee Stock Purchase Plan (the "2010 Purchase Plan") was adopted by the Company on July 16, 2010. The 2010 Purchase Plan provides participating employees the right to purchase common stock at a discount through a series of offering periods. The 2010 Purchase Plan will expire on October 31, 2020. At December 31, 2013, there were 128,343 shares of common stock available for purchase by participating employees under the 2010 Purchase Plan.

        The compensation committee of the Company's board of directors administers the 2010 Purchase Plan. Generally, all employees whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 2010 Purchase Plan. Participating employees authorize an amount, between 1% and 15% of the employee's compensation, to be deducted from the employee's pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the employee's option to purchase shares of Company common stock, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2010 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2010 Purchase Plan and no employee can purchase more than $25,000 of Company common stock under the 2010 Purchase Plan in any calendar year. Rights granted

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) STOCK-BASED COMPENSATION (Continued)

under the 2010 Purchase Plan terminate upon an employee's voluntary withdrawal from the 2010 Purchase Plan at any time or upon termination of employment. At December 31, 2013, there were 171,657 cumulative shares issued under the 2010 Purchase Plan, and 59,932 shares were issued in the year ended December 31, 2013, as follows:

Offering period ended	Number of Shares	Weighted Average price per Share
April 30, 2013	33,338	$7.56
October 31, 2013	26,594	$7.55

Stock-Based Compensation Expense

        The Company recorded approximately $7.7 million in stock-based compensation expense during the year ended December 31, 2013, in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company's employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $5.5 million in stock-based compensation expense during the year ended December 31, 2012 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company's employee stock purchase plan and stock options granted to employees and non-employee directors. The Company recorded approximately $4.0 million in stock-based compensation expense during the year ended December 31, 2011 in connection with the amortization of awards of common stock, restricted common stock and stock options granted to employees, non-employee directors and non-employee consultants. Non-cash stock-based compensation expense by department for the years ended December 31, 2013, 2012, and 2011 are as follows, and amounts included in the table are in thousands:

	December 31,
	2013	2012	2011
Research and development	$2,817	$2,396	$1,685
General and administrative	3,054	2,579	1,622
Sales and marketing	1,873	518	657

        In connection with the December 31, 2011 resignation of the Company's Senior Vice President of Sales and Marketing, the Company accelerated the vesting of 131,250 shares under his previously unvested stock options. This acceleration was done in accordance with his employment agreement. He had a two year period from December 31, 2011 to exercise these options. The remaining 168,750 stock options from his initial grant were forfeited. As a result of this accelerated vesting, the Company recorded additional stock compensation expense in 2011 to ensure that the total grant date fair value of the actual vested awards was amortized to expense.

        In connection with the June 7, 2013 resignation of the Company's former Chief Commercial Officer, the Company modified the vesting of 100,000 shares of her previously unvested restricted stock units of which 41,250 of the restricted stock units vested upon the execution of the separation agreement, 10,000 will vest in March 2014, and the remaining 48,750 will vest in twenty-four equal monthly installments beginning in April 2014, subject to her continuing compliance with the terms of the separation agreement. She forfeited all other unvested restricted stock units and stock option awards. It was determined that the continuing compliance and service to be provided to the Company under the separation agreement was not substantive and, as a result, the Company recorded the full value of the modified restricted stock units as additional stock-based compensation expense in the second quarter of 2013.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) STOCK-BASED COMPENSATION (Continued)

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

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

        Forfeitures—The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company's forfeiture used in the twelve months ended December 31, 2013 was 2.76%. The Company's forfeiture rate used in the twelve months ended December 31, 2012 was 1.38%.

        The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the following table:

	December 31,
	2013	2012	2011
Option Plan Shares
Risk-free interest rates	0.94% - 1.73%	0.81% - 1.00%	0.88% - 2.3%
Expected term (in years)	6	6	6
Expected volatility	82.9% - 84.0%	85% - 92%	92%
Dividend yield	0%	0%	0%
Weighted average fair value per share of options granted during the period	$8.12	$6.90	$4.78
ESPP Shares
Risk-free interest rates	0.10% - 0.33%	0.18% - 0.30%	0.13% - 0.61%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	39.1% - 45.6%	34.0% - 54.9%	48% - 63%
Dividend yield	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$3.13	$2.84	$2.83

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) STOCK-BASED COMPENSATION (Continued)

Stock Option, Restricted Stock, and Restricted Stock Unit Activity

        A summary of stock option activity under the Stock Plans during the years ended 2013, 2012 and 2011 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2011	6,217,139	$1.93
Granted	814,424	6.26
Exercised	(325,477)	2.11
Forfeited	(252,502)	7.15

Outstanding, December 31, 2011	6,453,584	$2.27
Granted	499,198	9.18
Exercised	(691,471)	3.45
Forfeited	(79,375)	7.60

Outstanding, December 31, 2012	6,181,936	$2.62	6.6

Granted	290,570	11.36
Exercised	(274,919)	5.17
Forfeited	(135,000)	10.08

Outstanding, December 31, 2013	6,062,587	$2.78	5.9	$54,537

Exercisable, December 31, 2013	5,209,057	$1.79	5.5	$51,879

Vested and expected to vest, December 31, 2013	6,039,030	$2.79	5.9	$54,333

(1)
The aggregate intrinsic value of options outstanding at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 6,012,587 options that had exercise prices that were lower than the $11.75 market price of our common stock at December 31, 2013. The aggregate intrinsic value of options exercisable at December 31, 2013 is calculated as the difference between the exercise price of the underlying options and the market price of the Company's common stock for the 5,209,057 options that had exercise prices that were lower than the $11.75 market price of our common stock at December 31, 2013. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $4.5 million, $1.9 million, respectively, determined as of the date of exercise.

        Warrants to purchase 75,000 shares of common stock were issued in connection with a consulting agreement in 2009. The warrants contain a performance condition and vest if the Company successfully receives FDA approval for Cologuard. The Company is uncertain if the performance condition will be attained, and therefore no expense has been recorded on this warrant as of December 31, 2013. The exercise price of the warrant is $0.01.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) STOCK-BASED COMPENSATION (Continued)

        A summary of restricted stock and restricted stock unit activity under the Stock Plans during the years ended December 31, 2013, 2012 and 2011 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	263,630	$6.20
Granted	335,716	6.06
Released	(192,856)	5.89
Forfeited	(5,000)	5.61

Outstanding, December 31, 2011	401,490	$6.24
Granted	602,268	9.47
Released	(185,116)	5.67
Forfeited	(4,687)	7.69

Outstanding, December 31, 2012	813,955	$8.51

Granted	1,147,553	11.76
Released	(344,611)	8.56
Forfeited	(466,203)	9.73

Outstanding, December 31, 2013	1,150,694	$11.23

        As of December 31, 2013, there was approximately $13.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The Company expects to recognize that cost over a weighted average period of 2.6 years.

        The Company received approximately $1.3 million, $2.4 million and $0.7 million from stock option exercises during the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, 56,189, 63,611 and 51,857 shares of common stock, respectively, were issued under the Company's 2010 Purchase Plan resulting in proceeds to the company of $0.5 million, $0.4 million and $0.3 million, respectively.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) STOCK-BASED COMPENSATION (Continued)

        The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2013:

	Outstanding			Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$— - $1.00	3,765,000	5.2	$0.83	3,765,000	$0.83
$1.01 - $2.00	72,000	5.3	1.42	72,000	1.42
$2.01 - $3.00	697,000	5.5	2.83	697,000	2.83
$3.01 - $4.00	124,506	6.5	3.51	119,256	3.49
$4.01 - $5.00	256,814	6.5	4.17	190,064	4.17
$5.01 - $7.00	241,825	7.2	5.88	108,950	5.95
$7.01 - $9.00	181,424	7.5	8.22	122,126	8.30
$9.01- $14.00	724,018	8.6	9.96	134,661	9.33

	6,062,587	5.9	$2.78	5,209,057	$1.79

        During the first quarter of 2012, the Company granted a total of 262,500 restricted stock units to certain executives that would have vested based upon the satisfaction of certain service and performance conditions. The Company performed an evaluation of internal and external factors, and determined the number of shares that were most likely to vest based on the probability of what performance conditions were met. The expense for the fair value of the awards that were expected to vest of $0.6 million was recognized during the year ended December 31, 2012. The service and performance conditions were not met and the expense of $0.6 million was reversed in the first quarter of the year ended December 31, 2013.

        During the first quarter of 2013, the Company granted a total of 180,750 restricted stock units to certain executives that vest based upon the satisfaction of certain 2013 performance conditions. Based on the conditions that were met 100,800 shares were earned. The shares vest equally over three years with the first vesting date at December 31, 2013. The company recognized $0.4 million during the year ended December 31, 2013 related to this restricted stock unit grant.

Shares Reserved for Issuance

        The Company has reserved shares of its authorized common stock for issuance pursuant to its employee stock purchase and stock option plans, including all outstanding stock option grants noted above at December 31, 2013, as follows:

Shares reserved for issuance
2010 Option Plan	2,852,078
2010 Purchase Plan	128,343

2,980,421

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7) COMMITMENTS AND CONTINGENCIES

Operating Leases

        During November 2009, the Company entered into a five year lease for a 17,500 square feet laboratory office facility in Madison, Wisconsin. This lease contains periodic rent escalation adjustments. During November 2010, the Company entered into an amended lease agreement to lease an additional 7,072 square feet of laboratory and office space for a total of 24,572 square feet The amended agreement covers the same term as the original term and is also subject to periodic rent escalation adjustments. During March 2012, the Company entered into an amended lease agreement to lease an additional 10,428 square feet of laboratory and office space for a total of 35,000 square feet. The amended agreement covers the same term as the original term and is also subject to periodic rent escalation adjustments.

        During the second quarter of 2013, the Company entered into a five year lease for a 29,000 square foot facility in Madison, Wisconsin that is to house its commercial lab operations. This lease contains periodic rent escalation adjustments and includes provisions for tenant improvements. The Company has two options to extend the term of the lease for five years each.

        As part of the lease agreement, the landlord has agreed to pay for a portion of leasehold improvements constructed. These payments are recorded as a lease incentive obligation and will be amortized over the five year term of the lease as a reduction of rent expense. As of December 31, 2013, the lease incentive obligation was $2.7 million. Construction of the laboratory facility was substantially complete at December 31, 2013 and the laboratory was placed into service. The amortization of the lease incentive obligation began in December of 2013.

        Future minimum payments under operating leases as of December 31, 2013 are as follows. Amounts included in the table are in thousands.

Year Ending December 31,
2014	$1,124
2015	680
2016	684
2017	689
2018	577
Thereafter	—

Total lease obligations	$3,754

        Rent expense included in the accompanying consolidated statements of operations was approximately $0.7 million, $0.4 million, and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        During the fourth quarter of 2009, the Company entered into a sublease agreement (the "2009 Sublease Agreement") with an unrelated party to sublease approximately 5,086 square feet of rentable area in the Company's Madison facility. The term of the 2009 Sublease Agreement, which commenced on November 1, 2009, was 36 months. The Company has received approximately $0.2 million in sublease payments over the life of the 2009 Sublease Agreement. Pursuant to the Sublease Agreement, the unrelated party has no rights to renew or extend the 2009 Sublease Agreement. The Company did not receive sublease payments in 2013. The Company received $66,800 and $78,500 in sublease payments in 2012 and 2011, respectively. The 2009 Sublease Agreement expired on November 1, 2012.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7) COMMITMENTS AND CONTINGENCIES (Continued)

License Agreements

        The Company licenses, on a non-exclusive basis, certain technologies that are, or may be, incorporated into its technology under several license agreements. Generally, the license agreements require the Company to pay royalties based on net revenues received using the technologies, and may require minimum royalty amounts or maintenance fees.

MAYO

        On June 11, 2009, the Company entered into a patent licensing agreement with MAYO. Under the license agreement, MAYO granted the Company an exclusive, worldwide license within the field of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) with regard to certain MAYO patents and patent applications, as well as a non-exclusive, worldwide license within such field with regard to certain MAYO know-how. The licensed MAYO patents and patent applications contain both method and composition-of-matter claims that relate to sample processing, analytical testing and data analysis associated with nucleic screening for cancers and other diseases. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union and Japan. In addition to granting the Company a license to the covered MAYO intellectual property, MAYO agreed to make available personnel to provide the Company product development and research and development assistance.

        Under the license agreement, the Company assumed the obligation and expense of prosecuting and maintaining the licensed MAYO patents and is obligated to make commercially reasonable efforts to bring to market products using the licensed MAYO intellectual property. Pursuant to the license agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock. The Company agreed to pay MAYO a low single digit royalty on the Company's net sales of products using the licensed MAYO intellectual property. The Company is also required to pay minimum annual royalty fees of $10,000 on June 12, 2012 and $25,000 on June 12, 2013 and each year thereafter through 2029. The MAYO license agreement required various other payments, including an upfront payment of $80,000, which the Company paid in the third quarter of 2009, and a milestone payment of $250,000 on the commencement of patient enrollment in FDA trials for the Company's Cologuard pre-cancer and cancer screening test, which the Company paid in June 2011. The Company will be required to pay MAYO $500,000 upon FDA approval of the Company's Cologuard test.

        In May 2012 the Company expanded its relationship with MAYO through an amendment to the license agreement. As part of the amendment, MAYO expanded the license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. As consideration for the expanded license, the Company granted MAYO 97,466 shares of its common stock, one quarter of which vested immediately, with the remainder to vest in three equal annual installments. The Company sought rights to the MAYO intellectual property for the specific purpose of developing future non-invasive, stool-based DNA screening tests for gastrointestinal diseases other than colorectal cancer. In addition, the Company agreed to issue MAYO shares of the Company's common stock with a value of $200,000 upon commercial launch of the Company's second and third products that use the licensed MAYO intellectual property. Additionally, the Company agreed in the amendment to pay MAYO, for each of the Company's products that use licensed MAYO intellectual property, $200,000 cash upon such product reaching $5 million in cumulative net sales, $750,000 cash

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7) COMMITMENTS AND CONTINGENCIES (Continued)

upon such product reaching $20 million in cumulative net sales, and $2 million cash upon such product reaching $50 million in cumulative net sales.

        See Note 4 for additional information related to the MAYO license agreement.

Hologic

        On October 14, 2009, the Company entered into a technology license agreement with Hologic, Inc. ("Hologic"). Under the license agreement, Hologic granted the Company an exclusive, worldwide license within the field of human stool based colorectal cancer and pre-cancer detection or identification with regard to certain Hologic patents, patent applications and improvements, including Hologic's Invader detection chemistry (the "Covered Hologic IP"). The licensed patents and patent applications contain both method and composition-of-matter claims. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union, Australia and Japan. The license agreement also provided the Company with non-exclusive, worldwide licenses to the Covered Hologic IP within the field of clinical diagnostic purposes relating to colorectal cancer (including cancer diagnosis, treatment, monitoring or staging) and the field of detection or identification of colorectal cancer and pre-cancers through means other than human stool samples. In December 2012 the Company entered into an amendment to this license agreement with Hologic pursuant to which Hologic granted the Company a non-exclusive worldwide license to the Covered Hologic IP within the field of any disease or condition within, related to or affecting the gastrointestinal tract and/or appended mucosal surfaces.

        The Company paid Hologic $50,000 upon executing the license agreement in 2009 and $100,000 when the Company began enrollment in its FDA trial in June 2011. The Company is required to pay Hologic a low single digit royalty on the Company's net sales of products using the Covered Hologic IP, and to make a $100,000 milestone payment upon FDA approval of the Company's Cologuard test.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7) COMMITMENTS AND CONTINGENCIES (Continued)

        The Company has recorded research and development expense associated with license agreements of $1.8 million, $1.4 million, and $0.8 million, respectively, for the years ended December 31, 2013, 2012 and 2011. Future minimum payments due under the Company's technology licenses as of December 31, 2013 are as follows. Amounts included in the table are in thousands.

Year ending December 31,
2014	$596
2015	296
2016	256
2017	256
2018	256
Thereafter	2,031

$3,691

Research collaborations

        The Company has also entered into several clinical research agreements, under which it is obligated to fund certain research activities for purposes of technology development. As of December 31, 2013, 2012 and 2011, the Company had no outstanding sample collection commitments. The Company has recorded research and development expense associated with clinical research agreements of approximately $1.7 million, $1.2 million, and $1.0 million, respectively, for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, the Company did not have any remaining obligation under these agreements.

Capital Lease

        In 2012 the Company entered into a lease agreement which is accounted for as a capital lease. The leased equipment is recorded at $1.2 million and is included in the balance sheet as laboratory equipment at December 31, 2013. The cost of the leased equipment is depreciated over the three year lease term, and the expense is recorded as depreciation expense. Accumulated depreciation of the leased equipment at December 31, 2013 was approximately $511.6 thousand. The Company is required to make principal and interest payments of approximately $32,000 per month over the three year term of the lease agreement.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7) COMMITMENTS AND CONTINGENCIES (Continued)

        The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$381
2015	369

Total lease obligations	$750
Less imputed interest	(39)
Present value of minimum lease payments	711

Less current maturities of capital lease obligations	(351)

Long term capital lease obligations	$360

(8) RELATED PARTY TRANSACTIONS

        In August 2013, the Company renewed a one year consulting agreement with a non-employee director for an additional year. In accordance with the agreement, the Company granted a restricted stock award for 4,277 shares of common stock that vests over one year, and will make cash payments totaling $60,000 over the one year term of the agreement. The Company recorded expense related to this consulting agreement of $25,000 in 2013.

        In August 2012, the Company entered into a one year consulting agreement with a non-employee director under which the director agreed to provide advisory services in support of the Company's commercialization activities. In accordance with the agreement, the Company granted a restricted stock award for 4,873 shares of common stock that vested over one year, and made cash payments totaling $60,000 over the initial one year term of the agreement. The Company recorded expense related to this consulting agreement of $35,000 in 2013 and $25,000 in 2012.

(9) ACCRUED LIABILITIES

        Accrued liabilities at December 31, 2013 and 2012 consisted of the following. Amounts included in the table are in thousands.

	December 31,
	2013	2012
Compensation	$2,838	$1,985
Professional fees	826	351
Research and trial related expenses	801	576
Assets under construction	649	—
Licenses	539	373
Other	82	19
Occupancy costs	71	23

	$5,806	$3,327

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10) LONG TERM DEBT

        During November 2009, the Company entered into a loan agreement with the Wisconsin Department of Commerce pursuant to which the Wisconsin Department of Commerce agreed to lend up to $1 million to the Company subject to the Company's satisfaction of certain conditions. The Company received the $1 million in December 2009. The terms of the loan are such that portions of the loan become forgivable if the Company meets certain job creation requirements. After the Company creates 100 full time positions, the principal shall be reduced at the rate of $5,405 for each new position created thereafter during the measurement period. If the Company has created 185 new full-time positions as of June 30, 2015, the full amount of principal shall be forgiven. The loan bears an interest rate of 2%, which is subject to an increase to 4% if the Company does not meet certain job creation requirements. Both principal and interest payments under the loan agreement are deferred for five years. Based on the Company's estimation of the loan obligation, the table below represents the future principal obligations as of December 31, 2013:

Year ending December 31,
2014	$—
2015	145
2016	217
2017	221
2018	225
Thereafter	192

$1,000

(11) EMPLOYEE BENEFIT PLAN

        The Company maintains a qualified 401(k) retirement savings plan (the "401(k) Plan") covering all employees. Under the terms of the 401(k) Plan, participants may elect to defer a portion of their compensation into the 401(k) Plan, subject to certain limitations. Company matching contributions may be made at the discretion of the Board of Directors.

        The Company's Board of Directors approved 401(k) Plan matching contributions for the years ended December 31, 2013, 2012 and 2011 in the form of Company common stock equal to 100% up to 6% of the participant's salary for that year. The Company recorded compensation expense of approximately $0.5 million, $0.4 million, and $0.3 million, respectively, in the statements of operations for the years ended December 31, 2013, 2012 and 2011 in connection with 401(k) Plan matching contributions.

(12) INCOME TAXES

        The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company's tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

        Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2013, the Company had federal net

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(12) INCOME TAXES (Continued)

operating loss and state net operating loss carryforward of approximately $300.1 million and $115.4 million, respectively for financial reporting purposes, which may be used to offset future taxable income. The Company also had federal and state research tax credit carryforwards of $5.6 million and $18.7 million, respectively which may be used to offset future income tax liability. The federal and state carryforwards expire beginning 2013 through 2032 and are subject to review and possible adjustment by the Internal Revenue Service. In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.

        As of December 31, 2013 and 2012, the Company had $16.5 million and $14.2 million respectively in excess tax benefit stock option deductions. The excess tax benefit arising from these deductions is credited to additional paid in capital as the benefit is realized.

        The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows. Amounts included in the table are in thousands.

	December 31,
	2013	2012
Deferred tax assets:
Operating loss carryforwards	$101,942	$88,532
Tax credit carryforwards	18,061	10,184
Deferred revenue	117	1,758
Other temporary differences	4,429	3,445

Tax assets before valuation allowance	124,549	103,919
Less—Valuation allowance	(124,549)	(103,919)

Net deferred taxes	$—	$—

        A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $124.5 million and $103.9 million valuation allowance at December 31, 2013 and 2012 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for the current year is $20.6 million. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company's effective tax rate.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(12) INCOME TAXES (Continued)

        The effective tax rate differs from the statutory tax rate due to the following:

	December 31,
	2013	2012	2011
U.S. Federal statutory rate	34.0%	34.0%	34.0%
State taxes	4.8	1.7	5.6
Research and development tax credit	16.9	5.1	1.7
Stock-based compensation expense	(1.1)	(0.6)	(2.4)
Other adjustments	(0.3)	(0.1)	0.1
Valuation allowance	(54.3)	(40.1)	(39.0)

Effective tax rate	0.0%	0.0%	0.0%

        There are no unrecognized tax benefits as of December 31, 2013, 2012 and 2011, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following December 31, 2013.

        As of December 31, 2013, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1995 through 2013, and to state income tax examinations for the tax years 1995 through 2013. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2013, 2012 and 2011.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2013. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

The quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Form 10-K.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Amounts in thousands, except per share data)
2013
Revenue	$1,036	$1,036	$1,036	$1,036
Cost of revenue	—	—	—	—

Gross profit	1,036	1,036	1,036	1,036
Research and development	7,526	6,457	6,982	6,713
General and administrative	2,648	3,628	3,686	3,687
Sales and marketing	1,759	3,302	1,615	2,902

Loss from operations	(10,897)	(12,351)	(11,247)	(12,266)
Investment income	62	55	103	96
Interest expense	(19)	(18)	(16)	(16)

Net loss	$(10,854)	$(12,314)	$(11,160)	$(12,186)

Net loss per share—basic and diluted	$(0.17)	$(0.19)	$(0.16)	$(0.17)

Weighted average common shares outstanding—basic and diluted	63,836	64,699	70,559	70,757

2012
Revenue	$1,036	$1,036	$1,036	$1,036
Cost of revenue	—	—	—	—

Gross profit	1,036	1,036	1,036	1,036
Research and development	8,999	12,202	10,491	10,439
General and administrative	2,145	2,393	2,547	2,815
Sales and marketing	594	1,331	1,006	1,824

Loss from operations	(10,702)	(14,890)	(13,008)	(14,042)
Investment income	62	59	67	74
Interest expense	(5)	(5)	(11)	(20)

Net loss	$(10,645)	$(14,836)	$(12,952)	$(13,988)

Net loss per share—basic and diluted	$(0.19)	$(0.26)	$(0.21)	$(0.22)

Weighted average common shares outstanding—basic and diluted	56,718	57,037	60,531	63,582

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There have been no disagreements with accountants on accounting or financial disclosure matters.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

  Changes in Internal Control over Financial Reporting.

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

        Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: "Information Concerning Directors and Nominees for Director," "Information Concerning Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance Principles and Board Matters," and "The Board of Directors and Its Committees."

Item 11.    Executive Compensation

        The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: "Compensation and Other Information Concerning Directors and Officers," "The Board of Directors and Its Committees," and "Report of The Compensation Committee."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: "Equity Compensation Plan Information" and "Securities Ownership of Certain Beneficial Owners and Management."

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: "Certain Relationships and Related Transactions" and "Corporate Governance Principles and Board Matters."

Item 14.    Principal Accountant Fees and Services

        The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2014 Annual Meeting of Stockholders: "Independent Registered Public Accounting Firm" and "Pre-Approval Policies and Procedures."

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Form 10-K:

(1)
Financial Statements (see "Consolidated Financial Statements and Supplementary Data" at Item 8 and incorporated herein by reference).

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

EXACT SCIENCES CORPORATION
Date: February 28, 2014	By:	/s/ KEVIN T. CONROY Kevin T. Conroy President & Chief Executive Officer

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

Name	Title	Date

/s/ KEVIN T. CONROY Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
/s/ WILLIAM J. MEGAN William J. Megan	Principal Financial Officer	February 28, 2014
/s/ JAMES CONNELLY James Connelly	Chairman of the Board	February 28, 2014
/s/ THOMAS D. CAREY Thomas D. Carey	Director	February 28, 2014
/s/ SALLY W. CRAWFORD Sally W. Crawford	Director	February 28, 2014

Name	Title	Date

/s/ DANIEL J. LEVANGIE Daniel J. Levangie	Director	February 28, 2014
/s/ KATHERINE NAPIER Katherine Napier	Director	February 28, 2014
/s/ LIONEL STERLING Lionel Sterling	Director	February 28, 2014
/s/ DAVID THOMPSON David Thompson	Director	February 28, 2014

 Exhibit Index to Annual Report on Form 10-K

Exhibit Number		Description
3.1		Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

3.2		Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.1 to our Report on Form 10-Q for the period ended March 31, 2009, which is incorporated herein by reference)

3.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Exact Sciences Corporation (previously filed as Exhibit 3.1 to our Registration Statement on Form 8-A filed on February 23, 2011, which is incorporated herein by reference)

4.1		Specimen certificate representing the Registrant's Common Stock (previously filed as Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-48812), which is incorporated herein by reference)

4.3		Warrant No. W-2 issued to MAYO Foundation for Medical and Educational Research dated June 11, 2009 (previously filed as Exhibit 4.2 to our Report on Form 10-Q for the period ended June 30, 2009, which is incorporated herein by reference)

4.4		Rights Agreement, dated as of February 22, 2011, by and between Exact Sciences Corporation and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to our Registration Statement on Form 8-A filed on February 23, 2011, which is incorporated herein by reference)

10.1	*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to our Annual Report on Form 10-K filed for the period ended December 31, 2008, which is incorporated herein by reference)

10.2	*	2000 Stock Option and Incentive Plan Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.29 to our Annual Report on Form 10-K for the period ended December 31, 2007, which is incorporated herein by reference)

10.3	**	Collaboration, License and Purchase Agreement between Genzyme Corporation and the Registrant, dated January 27, 2009 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on January 28, 2009, which is incorporated herein by reference)

10.4	*	Employment Agreement by and between Kevin T. Conroy and the Registrant, dated as of March 18, 2009 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on March 18, 2009, which is incorporated herein by reference)

10.5	*	Employment Agreement by and between Maneesh Arora and the Registrant, dated as of March 18, 2009 (previously filed as Exhibit 10.2 to our Report on Form 8-K filed on March 18, 2009, which is incorporated herein by reference)

10.6	*	Employment Agreement by and between Graham Lidgard and the Registrant, dated as of August 1, 2009 (previously filed as Exhibit 10 to our Report on Form 10-Q for the period ended September 30, 2009, which is incorporated herein by reference)

10.7	**	License Agreement by and between MAYO Foundation for Medical and Educational Research and the Registrant, dated June 11, 2009 (previously filed as Exhibit 10.2 to our Report on Form 10-Q for the period ended June 30, 2009, which is incorporated herein by reference)

Exhibit Number		Description
10.8	**	Technology License Agreement by and between Hologic, Inc., Third Wave Technologies, Inc., and the Registrant, dated as of October 14, 2009 (previously filed as Exhibit 10.39 to our Annual Report on Form 10-K filed for the period ended December 31, 2009, which is incorporated herein by reference)

10.9		Loan Agreement, dated November 10, 2009, between the Wisconsin Department of Commerce and the Registrant (previously filed as Exhibit 10.13 to our Annual Report on Form 10-K filed for the period ended December 31, 2009, which is incorporated herein by reference)

10.10		Lease Agreement, dated November 11, 2009, between University Research Park Incorporated and the Registrant (previously filed as Exhibit 10.13 to our Annual Report on Form 10-K filed for the period ended December 31, 2009, which is incorporated herein by reference)

10.11	*	The Registrant's 2010 Omnibus Long-Term Incentive Plan (previously filed as Appendix A to the Proxy Statement for the Company's 2010 Annual Meeting of Stockholders filed on April 30, 2010)

10.12	*	The Registrant's 2010 Employee Stock Purchase Plan (previously filed as Appendix B to the Proxy Statement for the Company's 2010 Annual Meeting of Stockholders filed on April 30, 2010)

10.13	*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement (previously filed as Exhibit 4.5 to our Registration Statement on Form S-8 (File No. 333-168909), which is incorporated herein by reference)

10.14	*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Award Agreement (previously filed as Exhibit 4.6 to our Registration Statement on Form S-8 (File No. 333-168909), which is incorporated herein by reference)

10.15	*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement (previously filed as Exhibit 10.35 our Annual Report on Form 10-K filed for the period ended December 31, 2010, which is incorporated herein by reference)

10.16	*	Employment Agreement by and between Laura Stoltenberg and the Registrant, dated as of March 19, 2012 (previously filed as Exhibit 10.1 to our Report on Form 10-Q for the period ended March 31, 2012, which is incorporated herein by reference)

10.17		Amendment No. 4 to the Research License Agreement dated June 12, 2009 between the Registrant and Mayo Foundation for Medical Education and Research dated May 15, 2012 (previously filed as Exhibit 10.1 to our Report on Form 10-Q for the period ended June 30, 2012, which is incorporated herein by reference)

10.18	*	Consulting Agreement dated August 27, 2013 between the Registrant and James P. Connelly (previously filed as Exhibit 10.2 to our Report on Form 10-Q for the period ended September 30, 2013, which is incorporated herein by reference)

10.19	**+	Amendment to Technology License Agreement by and between Hologic, Inc., Third Wave Technologies, Inc., and the Registrant, dated as of December 7, 2012 (previously filed as Exhibit 10.37 to our Report on Form 10-K for the period ended December 31, 2013, which is incorporated herein by reference)

Exhibit Number		Description
10.20	*	Employment Letter Agreement by and between William J. Megan and the Registrant, dated as of August 7, 2013 (previously filed as Exhibit 10.1 to our Report on Form 10-Q for the period ended September 30, 2013, which is incorporated herein by reference)

10.21	*	First Amendment to the Exact Sciences Corporation 2010 Omnibus Long-Term Incentive Plan (previously filed as Appendix A to the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders, which is incorporated herein by reference)

10.22	*	Exact Sciences Corporation Non-employee Director Compensation Policy dated July 25, 2013 (previously filed as Exhibit 10.4 to our Report on Form 10-Q for the period ended September 30, 2013, which is incorporated herein by reference)

10.23		Separation Agreement and General Release between Laura S. Stoltenberg and Exact Sciences Corporation dated June 7, 2013 (previously filed as Exhibit 10.1 to our Report on Form 8-K filed on June 7, 2013, which is incorporated herein by reference)

10.24		Lease Agreement between The Alexander Company and Exact Sciences Laboratories, Inc. dated June 25, 2013 (previously filed as Exhibit 10.2 to our Report on Form 10-Q for the period ended June 30, 2013, which is incorporated herein by reference)

10.25	**+	License Agreement by and between MDx Health S.A. and the Registrant, dated as of July 26, 2010

10.26	**+	Addendum to License Agreement by and between MDx Health S.A. and the Registrant, dated May 6, 2011

21	+	Subsidiaries of the Registrant

23.1	+	Consent of BDO USA, LLP

24.1		Power of Attorney (included on signature page)

31.1	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32	+	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Indicates a management contract or any compensatory plan, contract or arrangement.

**
Confidential Treatment requested for certain portions of this Agreement.

+
Filed herewith.