Form 10-Q
period 2014-03-31
EXACT SCIENCES CORP
filed 2014-05-02
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of May 1, 2014, the registrant had 82,814,518 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$17,806	$12,851
Marketable securities	98,204	120,408
Prepaid expenses and other current assets	2,842	2,199
Total current assets	118,852	135,458
Property and Equipment, at cost:
Laboratory equipment	7,508	5,087
Assets under construction	4,926	2,592
Office and computer equipment	1,218	1,217
Leasehold improvements	5,050	5,043
Furniture and fixtures	268	268
	18,970	14,207
Less—Accumulated depreciation	(3,694)	(3,038)
	15,276	11,169

	$134,128	$146,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,331	$761
Accrued expenses	6,806	5,806
Capital lease obligation, current portion	356	351
Lease incentive obligation, current portion	540	540
Deferred license fees, current portion	—	294
Total current liabilities	9,033	7,752

Long-term debt	1,000	1,000
Long-term accrued interest	90	84
Capital lease obligation, less current portion	269	360
Lease incentive obligation, less current portion	1,980	2,115

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—no shares at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares Issued and outstanding—71,262,715 and 71,071,838 shares at March 31, 2014 and December 31, 2013	713	711
Additional paid-in capital	457,776	455,239
Accumulated other comprehensive income	133	125
Accumulated deficit	(336,866)	(320,759)
Total stockholders’ equity	121,756	135,316
	$134,128	$146,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2014	2013

License fees	294	1,036

Operating expenses:
Research and development	7,430	7,526
General and administrative	4,586	2,648
Sales and marketing	4,456	1,759
	16,472	11,933

Loss from operations	(16,178)	(10,897)

Investment income	86	62
Interest expense	(15)	(19)

Net loss	$(16,107)	$(10,854)

Net loss per share—basic and diluted	$(0.23)	$(0.17)

Weighted average common shares outstanding—basic and diluted	70,987	63,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(16,107)	$(10,854)
Other comprehensive loss, net of tax
Unrealized holding gain (loss) on available-for-sale investments	8	(7)
Comprehensive loss	$(16,099)	$(10,861)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(16,107)	$(10,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	656	314
Loss on disposal of fixed asset	—	25
Stock-based compensation	1,995	955
Amortization of deferred license fees	(294)	(1,036)
Amortization of premium on short-term investments	145	140
Changes in assets and liabilities:
Prepaid expenses and other current assets	(643)	(474)
Accounts payable	570	(1,571)
Accrued expenses	1,456	372
Lease incentive obligation	(135)	—
Accrued interest	6	5
Net cash used in operating activities	(12,351)	(12,124)

Cash flows from investing activities:
Purchases of marketable securities	(2,352)	(9,231)
Maturities of marketable securities	24,419	16,431
Purchases of property and equipment	(4,763)	(376)
Net cash provided by investing activities	17,304	6,824

Cash flows from financing activities:
Proceeds from exercise of common stock options	88	90
Payments on capital lease obligations	(86)	(82)
Net cash provided by financing activities	2	8

Net increase (decrease) in cash and cash equivalents	4,955	(5,292)
Cash and cash equivalents, beginning of period	12,851	13,345
Cash and cash equivalents, end of period	$17,806	$8,053

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$8	$(7)
Issuance of 32,666 and 30,534 shares of common stock to fund the Company’s 401(k) matching contribution for 2013 and 2012, respectively	$456	$354

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (together with its subsidiary, “Exact”, “we”, “us” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of colorectal cancer. The Company’s non-invasive stool-based DNA (sDNA) screening technology includes proprietary and patented methods that isolate and analyze human DNA present in stool to screen for the presence of colorectal pre-cancer and cancer.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Exact Sciences Corporation and those of its wholly-owned subsidiary, Exact Sciences Laboratories, LLC, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (the “2013 Form 10-K”). These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2013 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary, Exact Sciences Laboratories, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the three months ended March 31, 2014 and 2013.  Realized gains were $6.3 thousand and $2.2 thousand for the three months ended March 31, 2014 and 2013, respectively. Unrealized gains or losses on investments are recorded in other comprehensive loss.

Available-for-sale securities at March 31, 2014 consisted of the following:

	March 31, 2014
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$29,662	$48	$—	$29,710
Corporate bonds	61,857	83	—	61,940
Certificates of deposit	5,052	2	—	5,054
Commercial paper	1,500	—	—	1,500
Total available-for-sale securities	$98,071	$133	$—	$98,204

Available-for-sale securities at December 31, 2013 consisted of the following:

	December 31, 2013
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Corporate bonds	$77,935	$75	—	$78,010
U.S. government agency securities	34,291	47	—	34,338
Certificates of deposit	6,558	3	—	6,561
Commercial paper	1,499	—	—	1,499
Total available-for-sale securities	$120,283	$125	$—	$120,408

Changes in Accumulated Other Comprehensive Income

The amounts recognized in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2014, were as follows (in thousands):

Change in value of available-for-sale investments
Beginning balance	$125
Other comprehensive income before reclassifications	14
Amounts reclassified from accumulated other comprehensive income	(6)
Net current period change in accumulated other comprehensive income	8
Ending balance	$133

Amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	The three months ended March 31, 2014
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$(6)
Total reclassifications		$(6)

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

At March 31, 2014, the Company had $4.9 million of assets under construction which consisted of $3.1 million of capitalized costs related to software projects and $1.8 million of costs related to an equipment project. Depreciation will begin on these assets once they are placed into service. We expect that it will cost $0.5 million to complete the equipment project and $1.0 million to complete the software projects, and these projects are expected to be completed in 2014.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2014	2013
Shares issuable upon exercise of stock options	6,261	6,379
Shares issuable upon exercise of outstanding warrants (1)	155	240
Shares issuable upon the release of restricted stock awards	1,519	1,003
Shares issuable upon the vesting of restricted stock awards related to a licensing agreement	49	73
	7,984	7,695

(1)  At March 31, 2014, represents warrants to purchase 80,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At March 31, 2013, represents warrants to purchase 165,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

License fees.   License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. As more fully described in the 2013 Form 10-K, in connection with the Company’s January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay the Company a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014. The Company received the first holdback amount of $1.0 million, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $0.9 million, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred and are being amortized on a straight-line basis into revenue over the remaining term of the collaboration at the time of receipt.

In addition, Genzyme purchased 3,000,000 shares of common stock on January 27, 2009 for $2.00 per share, representing a premium of $0.51 per share above the closing price of the Company’s common stock on that date of $1.49 per share. The aggregate premium paid by Genzyme over the closing price of the Company’s common stock on the date of the transaction of $1.53 million is deemed to be a part of the total consideration for the CLP Agreement. Accordingly, the Company deferred the aggregate $1.53 million premium and amortized that amount on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014.

The Company recognized approximately $0.3 million and $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme, during the three month periods ended March 31, 2014 and 2013, respectively.

(3) MAYO LICENSE AGREEMENT

Overview

On June 11, 2009, the Company entered into a license agreement (the “License Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). Under the License Agreement, MAYO granted the Company an exclusive, worldwide license within the field (the “Field”) of stool or blood based cancer diagnostics and screening (excluding a specified proteomic target) with regard to certain MAYO patents, and a non-exclusive worldwide license within the Field with regard to certain MAYO know-how. The licensed patents cover advances in sample processing, analytical testing and data analysis associated with non-invasive, stool-based DNA screening for colorectal cancer. Under the License Agreement, the Company assumes the obligation and expense of prosecuting and maintaining the licensed patents and is obligated to make commercially reasonable efforts to bring products covered by the license to market. Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company is also required to make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the License Agreement. In addition to the license to intellectual property owned by MAYO, the Company receives product development and research and development efforts from MAYO personnel. The Company is also obligated to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology. The Company sought rights to the MAYO intellectual property for the specific purpose of developing a non-invasive, stool-based DNA screening test for colorectal cancer. At the time the license agreement was executed, the sole focus of the Company was the development of such a test. Accordingly, the Company recognized the initial payments and expenses related to the warrants at the time of the transaction and the amounts were expensed to research and development as there were no anticipated alternative future uses associated with the intellectual property.

Warrants

The warrants granted to MAYO were valued based on a Black-Scholes pricing model at the date of the grant. The warrants were granted with an exercise price of $1.90 per share of common stock. The grant to purchase 1,000,000 shares was immediately exercisable and the grant to purchase 250,000 shares vests and becomes exercisable over a four year period.

MAYO exercised the warrant to purchase 1,000,000 shares through several partial exercises. As of September 2011, the warrant covering 1,000,000 shares was fully exercised.

In January of 2013, MAYO partially exercised its warrant covering 250,000 shares by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 85,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 14,008 shares leaving it with a net amount of 70,992 shares.

In June of 2013, MAYO partially exercised this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 85,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 12,765 shares leaving it with a net amount of 72,235 shares. Following this exercise, the warrant originally covering 250,000 shares covered a total of 80,000 shares at March 31, 2014.

Royalty Payments

The Company will make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement. In 2012, minimum royalty payments were $10,000. For each year from 2013 through 2029 (the year the last patent expires), the minimum royalty payments are $25,000 per year.

Other Payments

Other payments under the License Agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical trial, and a $500,000 payment upon FDA approval of the Company’s Cologuard test.   The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in a human cancer screening clinical trial in June 2011 and the milestone payment of $250,000 was made and expensed to research and development in June 2011.  It is uncertain as to when or if the FDA will approve the Company’s Cologuard test; therefore the $500,000 milestone payment has not been recorded as a liability. The Company evaluates the status of the FDA trial at each reporting date to determine if a liability should be recorded for the milestone payment.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaborations with MAYO, the Company has incurred charges of $0.5 million and has made payments of $0.2 million for the three months ended March 31, 2014. The Company has recorded an estimated liability in the amount of $1.0 million for research and development efforts as of March 31, 2014. The Company incurred charges of $0.4 million and made payments of $0.1 million for the three months ended March 31, 2013. The Company recorded an estimated liability in the amount of $0.4 million for research and development efforts at March 31, 2013.

May 2012 Amendment

In May 2012 the Company expanded the relationship with MAYO through an amendment to the License Agreement. As part of the amendment, MAYO expanded the Company’s license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. As consideration for the expanded license, the Company granted MAYO 97,466 shares of restricted stock, one quarter of which vested immediately, with the remainder to vest in three equal annual installments. The Company recognized $1.0 million in research and development licensing expense during the twelve months ended December 31, 2012 in connection with the restricted stock grant. The Company sought rights to the MAYO intellectual property for the specific purpose of developing future non-invasive, stool-based DNA screening tests for gastrointestinal diseases other than colorectal cancer. The Company does not believe there are alternative future uses for the intellectual property. In addition, at the time the restricted stock grant expense was recorded for the intellectual property license, the Company believed it was unlikely they would proceed with the tests for other gastrointestinal diseases until following receipt of FDA approval for the Company’s Cologuard test. Because of the significant uncertainty of receiving this FDA approval, coupled with the uncertainty associated with funding future development of tests for other gastrointestinal diseases, the Company could not conclude that commencement of any future projects related to the acquired intellectual property was reasonably expected at the time of this license agreement amendment.

As part of the amendment, the Company will also be responsible for making additional restricted stock grants to MAYO as certain milestones are met with respect to commercial launch of the Company’s second and third licensed products. Additionally, the Company will make milestone payments once certain sales levels are reached on licensed products. It is uncertain as to when or if these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company evaluates the status of the milestone payments at each reporting date to determine if a liability should be recorded for the milestone payment.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan and  the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $2.0 million in stock-based compensation expense during the three months ended March 31, 2014 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.   The Company recorded $1.0 million in stock-based compensation expense during the three months ended March 31, 2013 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the three months ended March 31, 2014 was 4.99%. The Company’s forfeiture rate used in the three months ended March 31, 2013 was 2.76%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended
	March 31,
	2014	2013

Option Plan Shares
Risk-free interest rates	1.96%	1.15%
Expected term (in years)	6	6
Expected volatility	80.8%	84.0%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$9.86	$7.73

ESPP Shares
Risk-free interest rates	(1)	(1)
Expected term (in years)	(1)	(1)
Expected volatility	(1)	(1)
Dividend yield	(1)	(1)
Weighted average fair value per share of stock purchase rights granted during the period	(1)	(1)

(1) The Company did not issue stock purchase rights under its 2010 Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2014	6,062,587	$2.78	6.6
Granted	233,000	$13.96
Exercised	(30,439)	$2.90
Forfeited	(4,375)	$7.59
Outstanding, March 31, 2014	6,260,773	$3.19	6.5	$68,765

Exercisable, March 31, 2014	5,390,794	$2.05	5.4	$65,358

Vested and expected to vest, March 31, 2014	6,217,361	$3.21	6.5	$68,582

(1)The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $14.17 market price of the Company’s common stock at March 31, 2014.  The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $0.3 million and $0.1 million, respectively.

As of March 31, 2014, there was $20.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.06 years.

A summary of restricted stock activity under the Stock Plans during the three months ended March 31, 2014 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2014	1,150,694	$11.24
Granted	527,245	$13.96
Released	(146,522)	$9.16
Forfeited	(12,187)	$12.10
Outstanding, March 31, 2014	1,519,230	$12.48

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $1.0 million as of March 31, 2014 and December 31, 2013 and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of March 31, 2014 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at March 31, 2014 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$17,806	$17,806	$—	$—
Available-for-Sale
Marketable securities
U.S. government agency securities	29,710	—	29,710	—
Corporate bonds	61,940	—	61,940	—
Certificates of deposit	5,054	—	5,054	—
Commercial paper	1,500	—	1,500	—
Total	$116,010	$17,806	$98,204	$—

The following table presents the Company’s fair value measurements as of December 31, 2013 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2013 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$12,851	$12,851	$—	$—
Available-for-Sale
Marketable securities
Corporate bonds	78,010	—	78,010	—
U.S. government agency securities	34,338	—	34,338	—
Certificates of deposit	6,561	—	6,561	—
Commercial paper	1,499	—	1,499	—
Total	$133,259	$12,851	$120,408	$—

As of March 31, 2014 and December 31, 2013 the Company held available-for-sale securities which had been in a continuous unrealized loss position for less than twelve months, the total unrealized losses of which were $1.8 thousand, as of March 31, 2014, and $7.2 thousand, as of December 31, 2013. At March 31, 2014 and December 31, 2013 there were no available-for-sale securities in a continuous loss position for greater than twelve months.

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at March 31, 2014 (in thousands):

	Cost	Fair Value
Due in one year or less	$67,853	$67,918
Due after one year through two years	30,218	30,286
	$98,071	$98,204

(6) RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2013, the Company entered into a one year consulting agreement with a non-employee director under which the director provides advisory services in support of the Company’s commercialization activities. The Company recorded $15.0 thousand of expense and $18.6 thousand of non-cash stock-based compensation expense related to this agreement in the three months ended March 31, 2014.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires enhanced disclosures of amounts reclassified out of Accumulated Other Comprehensive Income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of Accumulated Other Comprehensive Income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. The guidance was effective for us beginning in the first quarter of fiscal year 2014 and did not have a material effect on the condensed consolidated financial statements, as amounts reclassified out of other comprehensive income are immaterial for all periods presented.

(8) SUBSEQUENT EVENTS

On April 9, 2014 the Company completed an underwritten public offering of 11.5 million shares of common stock at a price of $12.75 per share to the public. The Company received approximately $137.7 million of net proceeds from the offering, after deducting $8.9 million for the underwriting discount and estimated expenses of the offering payable by the Company. The Company expects to use the net proceeds from the offering to fund the Company’s efforts to obtain FDA approval of its Cologuard test, to fund the Company’s Cologuard commercialization activities, to fund the Company’s product development efforts, and for general corporate and working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation (together with its subsidiary, “Exact,” “we,” “us”, “our” or the “Company”)  should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, which has been filed with the SEC (the “2013 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, timing and anticipated results the FDA’s review of our pivotal clinical trial and our related FDA submissions, our ability to secure favorable reimbursement rates from Medicare and other third-party payors, our ability to establish a lab facility and secure the required certifications for that facility, timing of our launch of a commercial product, estimated markets for our products and expected revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our 2013 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of colorectal cancer. We have developed an accurate, non-invasive, patient friendly screening test to meet our primary goal of becoming the market leader for early detection of colorectal pre-cancer and cancer.

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

Our current focus is on seeking FDA approval for our Cologuard test. We believe obtaining FDA approval is important to building broad demand and successfully commercializing our sDNA colorectal cancer screening technology. We continue to develop and execute our strategy for the commercialization of our Cologuard test.

In November 2012 we completed enrollment for our pivotal DeeP-C study with over 10,000 patients enrolled at 90 enrollment sites in the U.S. and Canada.  All patients provided a sample to be tested with our Cologuard test, and received a FIT test and a colonoscopy.

The FDA, as well as physicians and others assessing the effectiveness and value of our Cologuard test, will likely consider, among other things, our Cologuard test’s sensitivity and specificity in identifying colorectal cancer and pre-cancerous polyps. “Sensitvity” (also called the true positive rate) measures the percentage of colorectal cancer or pre-cancerous polyps that our Cologuard test correctly identifies. “Specificity” (also called the true negative rate) measures the percentage of people who our Cologuard test correctly identifies as not having colorectal cancer or pre-cancerous polyps.

Preliminary, top-line data from the DeeP-C study showed that our Cologuard test demonstrated 92 percent sensitivity for the detection of colorectal cancer and 42 percent sensitivity for the detection of pre-cancerous polyps, including 66 percent sensitivity for pre-cancerous polyps equal to or greater than 2 centimeters. The test achieved a specificity of 87 percent during the clinical trial.

We submitted the results of our clinical trial to the FDA through a three part submission of a manufacturing module, analytical module, and clinical module. The manufacturing module was submitted to the FDA in December 2012, the analytical module was submitted to the FDA in February 2013, and the clinical module was submitted to the FDA in June 2013. Our submission is currently under review by the FDA. The application includes data from the DeeP-C study that was published online on March 19, 2014, in the New England Journal of Medicine. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening” also appeared in the journal’s April 3, 2014 print issue.

The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee met on March 27, 2014 to review the premarket approval application (PMA) for our Cologuard test and determined by a unanimous vote of 10 to zero that the test has demonstrated safety, effectiveness and a favorable risk benefit profile. The FDA is not bound by the recommendation of its advisory committee, but will consider the committee’s guidance as it evaluates the Cologuard PMA.

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

We also believe that to achieve commercial success it will be necessary to secure favorable coverage and reimbursement from commercial payors. We believe that third-party payors’ reimbursement of our Cologuard test will depend on a number of factors, including payors’ determination that it is: sensitive for colorectal cancer, not experimental or investigational; approved by major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

There are two elements to our targeting strategy for early adoption of Cologuard. First, we are focused on large healthcare systems and groups. These networks employ a high percentage of the physicians in the United States and they typically have strong screening programs. Second, we plan to focus on primary care physicians who prescribe a high volume of FOBT and FIT tests since this physician group has displayed a partiality for stool based screening methods.

We have generated limited operating revenues since inception and, as of March 31, 2014, we had an accumulated deficit of approximately $336.9 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

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

Financial Overview

Revenue.  Our revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to Genzyme. We expect that license fees for 2014 will be less than amounts recorded in 2013 due to the amortization of deferred revenue related to the Genzyme transaction ending in January 2014.

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

While our significant accounting policies are more fully described in Note 2 of our financial statements included in the 2013 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

In addition, Genzyme purchased 3,000,000 shares of our common stock on January 27, 2009, for $2.00 per share, representing a premium of $0.51 per share above the closing price of our common stock on that date of $1.49 per share.  The aggregate premium paid by Genzyme over the closing price of our common stock on the date of the transaction of

$1.53 million is deemed to be a part of the total consideration for the CLP Agreement.  Accordingly, we deferred the aggregate $1.53 million premium and are amortizing that amount on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014.

In total, we recognized approximately $0.3 million and $1.0 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during the three month periods ended March 31, 2014 and March 31, 2013, respectively.

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

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the three months ended March 31, 2014 was 4.99%. The Company’s forfeiture rate used in the three months ended March 31, 2013 was 2.76%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Revenue.  Total revenue was $0.3 million and $1.0 million for the three month periods ended March 31, 2014 and March 31, 2013, respectively.  Total revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year.

Research and development expenses.  Research and development expenses decreased to $7.4 million for the three months ended March 31, 2014 from $7.5 million for the three months ended March 31, 2013. This was primarily due to a decrease in clinical trial expenses due to the completion of the FDA clinical trial for our Cologuard test in April 2013, offset by an increase in personnel expenses, lab expenses, and stock-based compensation expenses due to increased headcount.

	March 31,
	2014	2013	Change
Personnel expenses	$2.5	$2.2	$0.3
Professional fees	0.3	0.2	0.1
Other research and development	1.4	1.3	0.1
Lab expenses	1.0	0.6	0.4
Stock-based compensation	0.7	0.5	0.2
Research collaborations	0.6	0.5	0.1
Clinical trial expenses	0.9	2.2	(1.3)
Total research and development expenses	$7.4	$7.5	$(0.1)

General and administrative expenses.  General and administrative expenses increased to $4.6 million for the three months ended March 31, 2014 compared to $2.6 million for the three months ended March 31, 2013. The increase in general and administrative expenses was primarily a result of increased legal and professional fees, increased personnel costs and stock-based compensation expense due to increased headcount, and other general and administrative expenses to support the overall growth of the Company.

	March 31,
	2014	2013	Change
Legal and professional fees	$1.3	$0.9	$0.4
Personnel expenses	1.2	0.7	0.5
Other general and administrative	1.0	0.7	0.3
Stock-based compensation	1.0	0.2	0.8
Facility costs	0.1	0.1	—
Total general and administrative expenses	$4.6	$2.6	$2.0

Sales and marketing expenses. Sales and marketing expenses increased to $4.5 million for the three months ended March 31, 2014, from $1.8 million for the three months ended March 31, 2013. The increase in sales and marketing expense was a result of hiring additional marketing personnel and increasing our efforts to prepare for the commercialization of our Cologuard test.

	March 31,
	2014	2013	Change
Professional fees	$2.6	$0.8	$1.8
Personnel expenses	1.4	0.7	0.7
Stock-based compensation	0.2	0.2	—
Other sales and marketing	0.3	0.1	0.2
Total sales and marketing expenses	$4.5	$1.8	$2.7

Investment income.  Investment income increased to $86.0 thousand for the three months ended March 31, 2014 compared to $62.0 thousand for the three months ended March 31, 2013.  This is primarily due to an increase in the average investment balance and a higher return on investment during the current year when compared to the same period in 2013.

Interest expense. Interest expense decreased to $15.0 thousand for the three months ended March 31, 2014 from $19.0 thousand for the three months ended March 31, 2013.  This decrease is primarily due to less interest expense recognized for our capital lease during the three months ended March 31, 2014 when compared to the same period in 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of March 31, 2014, we had approximately $17.8 million in unrestricted cash and cash equivalents and approximately $98.2 million in marketable securities.

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

Net cash used in operating activities was $12.4 million for the three months ended March 31, 2014 as compared to $12.1 million for the three months ended March 31, 2013.  The principal use of cash in operating activities for the three months ended March 31, 2014 was to fund our net loss which increased from the three months ended March 31, 2013 primarily due to increased sales and marketing efforts and general and administrative costs to prepare for the commercial launch of Cologuard and to support the overall growth of the Company.

Net cash provided by investing activities was $17.3 million for the three months ended March 31, 2014 as compared to $6.8 million of cash provided by investing activities for the three months ended March 31, 2013.  The increase in cash provided by investing activities for the three months ended March 31, 2014 compared to the same period in 2013 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $4.8 million for the three months ended March 31, 2014 and $0.4 million for the same period in 2013. The increase in property and equipment purchases during the three months ended March 31, 2014 was primarily the result of increased laboratory equipment purchases and software costs and the build out of our commercial lab operation as part of our commercialization efforts for Cologuard.

Net cash provided by financing activities was $2.0 thousand for the three months ended March 31, 2014, as compared to net cash provided by financing activities of $8.0 thousand for the three months ended March 31, 2013.  The decrease in cash provided by financing activities for the three months ended March 31, 2014 was due to the receipt of $88.0 thousand of cash inflows from stock options exercises slightly offset by capital lease payments of $86.0 thousand compared to the receipt of $90.0 thousand of cash inflows from stock option exercises slightly offset by capital lease payments of $82.0 thousand for the same period in 2013.

We expect that cash and cash equivalents and marketable securities on hand at March 31, 2014, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. In addition, on April 9, 2014 we completed an underwritten public offering of 11.5 million shares of our common stock at a price of $12.75 per share to the public. We received approximately $137.7 million of net proceeds from the offering, after deducting $8.9 million for the underwriting discount and estimated offering expenses payable by the Company. However, since we have no current sources of material ongoing revenue, it is possible that we may need to raise additional capital to fully fund our current strategic plan, the primary goal of which is commercializing our FDA approved non-invasive sDNA colorectal pre-cancer and cancer screening test. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which, as of March 31, 2014 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: May 2, 2014	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2014	By:	/s/ William J. Megan
William J. Megan

Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files