Form 10-Q
period 2014-06-30
EXACT SCIENCES CORP
filed 2014-08-01
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 30, 2014, the registrant had 82,934,536 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$20,708	$12,851
Marketable securities	214,089	120,408
Prepaid expenses and other current assets	3,987	2,199
Total current assets	238,784	135,458
Property and Equipment, at cost:
Laboratory equipment	8,127	5,087
Assets under construction	6,694	2,592
Office and computer equipment	1,260	1,217
Leasehold improvements	5,055	5,043
Furniture and fixtures	268	268
	21,404	14,207
Less—Accumulated depreciation	(4,383)	(3,038)
	17,021	11,169

	$255,805	$146,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$357	$761
Accrued expenses	8,560	5,806
Capital lease obligation, current portion	361	351
Lease incentive obligation, current portion	540	540
Deferred license fees, current portion	—	294
Total current liabilities	9,818	7,752

Long-term debt	1,000	1,000
Long-term accrued interest	95	84
Capital lease obligation, less current portion	177	360
Lease incentive obligation, less current portion	1,845	2,115

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares, Issued and outstanding—no shares at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares, Issued and outstanding—82,920,004 and 71,071,838 shares at June 30, 2014 and December 31, 2013	829	711
Additional paid-in capital	598,255	455,239
Accumulated other comprehensive income	89	125
Accumulated deficit	(356,303)	(320,759)
Total stockholders’ equity	242,870	135,316
	$255,805	$146,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

License fees	$—	$1,036	$294	$2,072

Operating expenses:
Research and development	7,174	6,457	14,604	13,983
General and administrative	6,230	3,628	10,816	6,276
Sales and marketing	6,166	3,302	10,622	5,061
	19,570	13,387	36,042	25,320

Loss from operations	(19,570)	(12,351)	(35,748)	(23,248)

Investment income	146	55	232	117
Interest expense	(13)	(18)	(28)	(37)

Net loss	$(19,437)	$(12,314)	$(35,544)	$(23,168)

Net loss per share—basic and diluted	$(0.24)	$(0.19)	$(0.46)	$(0.36)

Weighted average common shares outstanding—basic and diluted	82,048	64,699	76,548	64,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months June 30,
	2014	2013	2014	2013
Net loss	$(19,437)	$(12,314)	$(35,544)	$(23,168)
Other comprehensive loss, net of tax
Unrealized holding loss on available-for-sale investments	(44)	(54)	(36)	(61)
Comprehensive loss	$(19,481)	$(12,368)	$(35,580)	$(23,229)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(35,544)	$(23,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets	1,344	646
Loss on disposal of fixed asset	—	91
Stock-based compensation	4,478	3,811
Amortization of deferred license fees	(294)	(2,072)
Amortization of premium on short-term investments	370	270
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,788)	(494)
Accounts payable	(404)	(2,568)
Accrued expenses	3,210	1,254
Lease incentive obligation	(270)	—
Accrued interest	11	10
Net cash used in operating activities	(28,887)	(22,220)

Cash flows from investing activities:
Purchases of marketable securities	(138,855)	(71,833)
Maturities of marketable securities	44,768	30,067
Purchases of property and equipment	(7,196)	(1,726)
Net cash used in investing activities	(101,283)	(43,492)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	137,670	73,302
Proceeds from exercise of common stock options	193	486
Payments on capital lease obligations	(173)	(164)
Proceeds in connection with the Company’s employee stock purchase plan	337	261
Net cash provided by financing activities	138,027	73,885

Net increase in cash and cash equivalents	7,857	8,173
Cash and cash equivalents, beginning of period	12,851	13,345
Cash and cash equivalents, end of period	$20,708	$21,518

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on available-for-sale investments	$36	$61
Issuance of 32,266 and 30,534 shares of common stock to fund the Company’s 401(k) matching contribution for 2013 and 2012, respectively	$456	$354

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

Basis of Presentation

The accompanying condensed consolidated financial statements which include the accounts of Exact Sciences Corporation and those of its wholly-owned subsidiary, Exact Sciences Laboratories, LLC, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (the “2013 Form 10-K”). These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2013 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at June 30, 2014 and December 31, 2013.

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

At June 30, 2014 and December 31, 2013, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. Realized gains were $7.6 thousand and $2.8 thousand, net of insignificant realized losses, for the six months ended June 30, 2014 and 2013, respectively. Unrealized gains or losses on investments are recorded in other comprehensive loss.

Available-for-sale securities at June 30, 2014 consisted of the following:

	June 30, 2014
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$48,550	$27	$—	$48,577
Corporate bonds	118,696	41	—	118,737
Certificates of deposit	3,550	1	—	3,551
Asset backed securities	43,204	20	—	43,224
Total available-for-sale securities	$214,000	$89	$—	$214,089

Available-for-sale securities at December 31, 2013 consisted of the following:

	December 31, 2013
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Corporate bonds	$54,487	$67	$—	$54,554
U.S. government agency securities	34,291	47	—	34,338
Certificates of deposit	6,558	3	—	6,561
Commercial paper	1,499	—	—	1,499
Asset backed securities	23,448	8		23,456
Total available-for-sale securities	$120,283	$125	$—	$120,408

Changes in Accumulated Other Comprehensive Income

The amounts recognized in accumulated other comprehensive income (AOCI) were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$133	$71	$125	$78
Other comprehensive loss before reclassifications	(39)	(52)	(24)	(48)
Amounts reclassified from accumulated other comprehensive income	(5)	(2)	(12)	(13)
Net current period change in accumulated other comprehensive income	(44)	(54)	(36)	(61)
Ending balance	$89	$17	$89	$17

Amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

	Affected Line Item in the	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	Statement of Operations	2014	2013	2014	2013
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$(5)	$(2)	$(12)	$(13)
Total reclassifications		$(5)	$(2)	$(12)	$(13)

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

At June 30, 2014, the Company had $6.7 million of assets under construction which consisted of $4.4 million of capitalized costs related to software projects and $2.3 million of costs related to equipment projects. Depreciation will begin on these assets once they are placed into service. We expect that it will cost $1.0 million to complete the equipment projects and $2.2 million to complete the software projects, and these projects are expected to be completed in 2014.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2014	2013
Shares issuable upon exercise of stock options	6,221	6,249
Shares issuable upon exercise of outstanding warrants (1)	75	155
Shares issuable upon the release of restricted stock awards	1,546	875
Shares issuable upon the vesting of restricted stock awards related to a licensing agreement	24	49
	7,866	7,328

(1)      At June 30, 2014, represents warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At June 30, 2013, represents warrants to purchase 80,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

License fees.  License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. As more fully described in the 2013 Form 10-K, in connection with the Company’s January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay the Company a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and amortized that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014. The Company received the first holdback amount of $1.0 million, which included accrued interest due, from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $0.9 million, which included accrued interest due, from Genzyme during the third quarter of 2010.  The amounts were deferred at the time of receipt and were amortized on a straight-line basis into revenue over the then remaining term of the collaboration period.

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

The Company did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended June 30, 2014. The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended June 30, 2013. The

Company recognized approximately $0.3 million and $2.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the six months ended June 30, 2014 and June 30, 2013, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the financial statements and accompanying notes to the consolidated financial statements.

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

In June of 2014, MAYO exercised the remaining shares of this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 80,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 10,587 shares leaving it with a net amount of 69,413 shares. Following this exercise, all of MAYO’s warrants to purchase the Company’s common stock were fully exercised.

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

In addition, the Company is paying MAYO for research and development efforts. During the three and six months ended June 30, 2014, the Company made payments of $0.2 million and $0.7 million, respectively. At June 30, 2014 the Company recorded an estimated liability in the amount of $1.0 million for research and development efforts. During the three and six months ended June 30, 2013, the Company made payments of $0.3 million and $0.5 million, respectively. At June 30, 2013 the Company recorded an estimated liability in the amount of $0.5 million for research and development efforts.

May 2012 Amendment

In May 2012 the Company expanded the relationship with MAYO through an amendment to the License Agreement. As part of the amendment, MAYO expanded the Company’s license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing. As consideration for the expanded license, the Company granted MAYO 97,466 shares of restricted stock, one quarter of which vested immediately, with the remainder to vest in three equal annual installments. The Company recognized $1.0 million in research and development licensing expense during the twelve months ended December 31, 2012 in connection with the restricted stock grant. The Company sought rights to the MAYO intellectual property for the specific purpose of developing future non-invasive, stool-based DNA screening tests for gastrointestinal diseases other than colorectal cancer. The Company does not believe there are alternative future uses for the intellectual property. In addition, at the time the restricted stock grant expense was recorded for the intellectual property license, the Company believed it was unlikely that the Company would proceed with the tests for other gastrointestinal diseases until following receipt of FDA approval for the Company’s Cologuard test. Because of the significant uncertainty of receiving this FDA approval, coupled with the uncertainty associated with funding future development of tests for other gastrointestinal diseases, the Company could not conclude that commencement of any future projects related to the acquired intellectual property was reasonably expected at the time of this license agreement amendment.

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

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan and the 2000 Stock Option and Incentive Plan(collectively, as each has been amended, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $2.5 million and $4.5 million in stock-based compensation expense during the three and six months ended June 30, 2014 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.  The Company recorded $2.8 million and $3.8 million in stock-based compensation expense during the three and six months ended June 30, 2013 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.

Determining Fair Value

Valuation and Recognition — The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below. The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period.

Expected Term — The Company uses the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletins 107 and 110, as the Company does not currently have sufficient historical exercise data on which to base an estimate of expected life.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Expected Volatility — Expected volatility is based on the Company’s historical stock volatility data over the expected term of the awards.

Risk-Free Interest Rate — The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

Forfeitures — The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the six months ended June 30, 2014 was 4.99%. The Company’s forfeiture rate used in the six months ended June 30, 2013 was 2.76%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Option Plan Shares
Risk-free interest rates	(1)	0.94%	1.96%	0.94% - 1.15%
Expected term (in years)	(1)	6	6	6
Expected volatility	(1)	82.9%	80.8%	82.9% - 84.0%
Dividend yield	(1)	0%	0%	0%
Weighted average fair value per share of options granted during the period	(1)	$6.55	$9.86	$7.66

ESPP Shares
Risk-free interest rates	0.10% - 0.41%	0.11% - 0.20%	0.10% - 0.41%	0.11% - 0.20%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	42.5% - 49.5%	39.1% - 45.6%	42.5% - 49.5%	39.1% - 45.6%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$3.76	$2.80	$3.76	$2.80

(1) The Company did not grant options under its 2010 Option Plan during the period indicated.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2014	6,062,587	$2.78	6.6
Granted	233,000	$13.96
Exercised	(69,064)	$2.79
Forfeited	(5,125)	$7.80
Outstanding, June 30, 2014	6,221,398	$3.19	5.5	$86,097

Exercisable, June 30, 2014	5,374,375	$2.06	5.1	$80,441

Vested and expected to vest, June 30, 2014	6,179,132	$3.14	5.5	$85,815

(1) The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $17.03 market price of the Company’s common stock at June 30, 2014.  The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $0.7 million and $0.5 million, respectively.

As of June 30, 2014, there was $18.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.92 years.

A summary of restricted stock activity under the Stock Plans during the six months ended June 30, 2014 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2014	1,150,694	$11.24
Granted	576,794	$13.81
Released	(166,756)	$8.99
Forfeited	(14,599)	$12.05
Outstanding, June 30, 2014	1,546,133	$12.43

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $1.0 million as of June 30, 2014 and December 31, 2013 and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of June 30, 2014 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at June 30, 2014 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$20,708	$20,708	$—	$—
Available-for-Sale
Marketable securities
U.S. government agency securities	48,577	—	48,577	—
Corporate bonds	118,737	—	118,737	—
Certificates of deposit	3,551	—	3,551	—
Asset backed securities	43,224	—	43,224	—
Total	$234,797	$20,708	$214,089	$—

The following table presents the Company’s fair value measurements as of December 31, 2013 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2013 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$12,851	$12,851	$—	$—
Available-for-Sale
Marketable securities
Corporate bonds	54,554	—	54,554	—
U.S. government agency securities	34,338	—	34,338	—
Certificates of deposit	6,561	—	6,561	—
Commercial paper	1,499	—	1,499	—
Asset backed securities	23,456		23,456
Total	$133,259	$12,851	$120,408	$—

As of June 30, 2014 and December 31, 2013 the Company held available-for-sale securities which had been in a continuous unrealized loss position for less than twelve months, the total unrealized losses of which were $51.4 thousand, as of June 30, 2014, and $7.2 thousand, as of December 31, 2013. The total fair value of the securities in a continuous unrealized loss position were $83.5 million, as of June 30, 2014 and $13.9 million as of December 31, 2013. At June 30, 2014 and December 31, 2013 there were no available-for-sale securities in a continuous loss position for greater than twelve months.

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at June 30, 2014 (in thousands):

	Due in one year or less		Due after one year through two years
Description	Cost	Fair Value	Cost	Fair Value
Marketable Securities
U.S. government agency securities	$32,906	$32,932	$15,644	$15,645
Corporate bonds	29,096	29,134	89,600	89,603
Certificates of deposit	3,550	3,551	—	—
Asset backed securities	33,932	33,947	9,272	9,277
Total	$99,484	$99,564	$114,516	$114,525

(6) EQUITY

On April 2, 2014, the Company completed an underwritten public offering of 11,500,000 shares of common stock at a price of $12.75 per share to the public. The Company received approximately $137.7 million of net proceeds from the offering, after deducting the $8.9 million for the underwriting discount and other stock issuance costs paid by the Company.

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

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, timing and anticipated results of the FDA’s review of our pivotal clinical trial and our related FDA submissions, our ability to secure favorable reimbursement rates from Medicare and other third-party payors, our ability to establish a lab facility and secure the required certifications for that facility, timing of our launch of a commercial product, estimated markets for our products and expected revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our 2013 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Our Cologuard® test is designed to detect pre-cancerous lesions or polyps, and each of the four stages of colorectal cancer and is expected to be a powerful, preventive tool.  Cologuard is a non-invasive, stool-based DNA (sDNA) screening test designed to detect DNA markers, which in published studies have been shown to be associated with colorectal cancer. In addition to DNA markers, our test includes a protein marker to detect blood in the stool utilizing an antibody-based fecal immunochemical test (FIT).

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

The FDA, as well as physicians and others assessing the effectiveness and value of our Cologuard test, will likely consider, among other things, our Cologuard test’s sensitivity and specificity in identifying colorectal cancer and pre-cancerous polyps. “Sensitivity” (also called the true positive rate) measures the percentage of colorectal cancer or pre-cancerous polyps that our Cologuard test correctly identifies. “Specificity” (also called the true negative rate) measures the percentage of people who our Cologuard test correctly identifies as not having colorectal cancer or pre-cancerous polyps.

In the first half of 2013 we completed our pivotal 10,000 patient DeeP-C study.  All patients provided a sample to be tested with our Cologuard test, and received a FIT test and a colonoscopy.

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

We have generated limited operating revenues since inception and, as of June 30, 2014, we had an accumulated deficit of approximately $356.3 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

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

In 2014 we also plan to continue implementing our commercialization plan, including building our manufacturing capacity, obtaining CLIA certification for our processing lab, integrating our IT infrastructure for ordering, processing, and billing, and deploying our sales and marketing teams. In July 2014 we successfully completed the FDA inspection of our processing lab without any findings or observations.

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

In connection with our January 2009 strategic transaction with Genzyme Corporation, Genzyme agreed to pay us a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme.  Our on-going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including our obligation to deliver certain intellectual property improvements to Genzyme, if improvements are made during the initial five-year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing.  Accordingly, we deferred the initial $16.65 million in cash received at closing and amortized that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014.  We received the first holdback amount of $962,000, which included accrued interest due, from Genzyme during the first quarter of 2010 and the second holdback amount of $934,250, which included accrued interest, due from Genzyme during the third quarter of 2010.  The amounts were deferred at the time of receipt and were amortized on a straight-line basis into revenue over the then remaining term of the collaboration period.

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

The Company did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended June 30, 2014. The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended June 30, 2013. The Company recognized approximately $0.3 million and $2.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the six months ended June 30, 2014 and June 30, 2013, respectively.

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

•                  Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining expected term.

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the six months ended June 30, 2014 was 4.99%. The Company’s forfeiture rate used in the six months ended June 30, 2013 was 2.76%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Revenue.  Total revenue was $0.0 million and $1.0 million for the three month periods ended June 30, 2014 and June 30, 2013, respectively. Total revenue was $0.3 million and $2.1 for the six month period ended June 30, 2014 and June 30, 2013. Total revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year.

Research and development expenses. Research and development expenses increased to $7.2 million for the three months ended June 30, 2014 from $6.5 million for the three months ended June 30, 2013. Research and development expenses increased to $14.6 million for the six months ended June 30, 2014 from $14.0 million for the six months ended June 30, 2013. This was primarily due to an increase in personnel expenses, lab expenses, and stock-based compensation expenses due to increased headcount. This increase was slightly offset by a decrease in clinical trial expenses due to the completion of the FDA clinical trial for our Cologuard test in April 2013.

	Three Months Ended June 30,
	2014	2013	Change
Personnel expenses	$2.6	$2.3	$0.3
Other research and development	1.0	0.8	0.2
Lab expenses	0.9	0.5	0.4
Clinical trial expenses	0.9	1.1	(0.2)
Stock-based compensation	0.8	0.6	0.2
Research collaborations	0.6	0.5	0.1
Professional fees	0.3	0.5	(0.2)
License and royalty fees	0.1	0.2	(0.1)
Total research and development expenses	$7.2	$6.5	$0.7

	Six Months Ended June 30,
	2014	2013	Change
Personnel expenses	$5.1	$4.6	$0.5
Other research and development	2.5	2.0	0.5
Lab expenses	1.9	1.1	0.8
Clinical trial expenses	1.8	3.2	(1.4)
Stock-based compensation	1.5	1.1	0.4
Research collaborations	1.1	1.0	0.1
Professional fees	0.6	0.7	(0.1)
License and royalty fees	0.1	0.3	(0.2)
Total research and development expenses	$14.6	$14.0	$0.6

General and administrative expenses.  General and administrative expenses increased to $6.2 million for the three months ended June 30, 2014 compared to $3.6 million for the three months ended June 30, 2013. General and administrative expenses increased to $10.8 million for the six months ended June 30, 2014 compared to $6.3 million for the six months ended June 30, 2013. The increase in general and administrative expenses was primarily a result of increased legal and professional fees, increased personnel costs and stock-based compensation expense due to increased headcount, additional IT costs, and other general and administrative expenses to support the overall growth of the Company.

	Three Months Ended June 30,
	2014	2013	Change
Other general and administrative	$1.9	$0.9	$1.0
Legal and professional fees	1.6	1.3	0.3
Personnel expenses	1.3	0.5	0.8
Stock-based compensation	1.2	0.8	0.4
Facility costs	0.2	0.1	0.1
Total general and administrative expenses	$6.2	$3.6	$2.6

	Six Months Ended June 30,
	2014	2013	Change
Legal and professional fees	$2.9	$2.2	$0.7
Other general and administrative	2.8	1.8	1.0
Personnel expenses	2.5	1.0	1.5
Stock-based compensation	2.2	1.0	1.2
Facility costs	0.4	0.3	0.1
Total general and administrative expenses	$10.8	$6.3	$4.5

Sales and marketing expenses. Sales and marketing expenses increased to $6.2 million for the three months ended June 30, 2014, from $3.3 million for the three months ended June 30, 2013. Sales and marketing expenses increased to $10.6 million for the six months ended June 30, 2014 from $5.1 million for the six months ended June 30, 2013.The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and increasing our efforts to prepare for the commercialization of our Cologuard test. These increases were partially offset by a decrease in stock-based compensation as compared to the same period in 2013 when we incurred one time severance costs related to the resignation of Laura Stoltenberg, the Company’s former Chief Commercial Officer.

	Three Months Ended June 30,
	2014	2013	Change
Professional fees	$3.3	$0.6	$2.7
Personnel expenses	2.1	1.1	1.0
Other sales and marketing	0.6	0.2	0.4
Stock-based compensation	0.2	1.4	(1.2)
Total sales and marketing expenses	$6.2	$3.3	$2.9

	Six Months Ended June 30,
	2014	2013	Change
Professional fees	$5.9	$1.2	$4.7
Personnel expenses	3.6	1.9	1.7
Other sales and marketing	0.8	0.6	0.2
Stock-based compensation	0.3	1.4	(1.1)
Total sales and marketing expenses	$10.6	$5.1	$5.5

Investment income.  Investment income increased to $146.0 thousand for the three months ended June 30, 2014 compared to $55.0 thousand for the three months ended June 30, 2013.  Investment income increased to $232.0 thousand for the six months ended June 30, 2014 compared to $117.0 thousand for the six months ended June 30, 2013. This is primarily due to an increase in the average investment balance and a higher return on investment during the current year when compared to the same period in 2013.

Interest expense. Interest expense decreased to $13.0 thousand for the three months ended June 30, 2014 from $18.0 thousand for the three months ended June 30, 2013.  Interest expense decreased to $28.0 thousand for the six months ended June 30, 2014 from $37.0 thousand for the six months ended June 30, 2013. This decrease is primarily due to less interest expense recognized for our capital lease during the three and six months ended June 30, 2014 when compared to the same period in 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of June 30, 2014, we had approximately $20.7 million in unrestricted cash and cash equivalents and approximately $214.1 million in marketable securities.

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

Net cash used in operating activities was $28.9 million for the six months ended June 30, 2014 as compared to $22.2 million for the six months ended June 30, 2013.  The principal use of cash in operating activities for the six months ended June 30, 2014 was to fund our net loss which increased from the six months ended June 30, 2013 primarily due to increased sales and marketing efforts and general and administrative costs to prepare for the commercial launch of Cologuard and to support the overall growth of the Company.

Net cash used in investing activities was $101.3 million for the six months ended June 30, 2014 as compared to $43.5 million of cash used in investing activities for the six months ended June 30, 2013.  The increase in cash used in investing activities for the six months ended June 30, 2014 compared to the same period in 2013 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $7.2 million for the six months ended June 30, 2014 and $1.7 million for the same period in 2013. The increase in property and equipment purchases during the six months ended June 30, 2014 was primarily the result of increased laboratory equipment purchases and software costs and the build out of our commercial lab operation as part of our commercialization efforts for Cologuard.

Net cash provided by financing activities was $138.0 million for the six months ended June 30, 2014, as compared to net cash provided by financing activities of $73.9 million for the six months ended June 30, 2013.  The increase in cash provided by financing activities for the six months ended June 30, 2014 was due to the receipt of $137.7 million of cash from our April 2014 common stock offering, the receipt of $0.5 million from stock option exercises and from the employee stock purchase plan slightly offset by capital lease payments of $0.2 million compared to the receipt of $73.3 million of cash from our June 2013 common stock offering, the receipt of $0.7 million from stock option exercises and from the employee stock purchase plan slightly offset by capital lease payments of $0.2 million for the same period in 2013.

We expect that cash and cash equivalents and marketable securities on hand at June 30, 2014, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, since we have no current sources of material ongoing revenue, it is possible that we may need to raise additional capital to fully fund our current strategic plan, the primary goal of which is commercializing our FDA approved non-invasive sDNA colorectal pre-cancer and cancer screening test. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of June 30, 2014 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

MAYO also exercised the warrant to purchase 250,000 shares through several partial exercises.  As of June 2013, the warrant had been exercised with respect to all but 80,000 shares.

In June of 2014, MAYO exercised the remaining shares of this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 80,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 10,587 shares leaving it with a net amount of 69,413 shares. Following this exercise, all of MAYO’s warrants to purchase the Company’s common stock were fully exercised.

We believe that the offer and sale of the securities referenced were exempt from registration under the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering.  Use of this exemption is based on the following facts:

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

EXACT SCIENCES CORPORATION

Date: August 1, 2014	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2014	By:	/s/ William J. Megan
William J. Megan

Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Exact Sciences Corporation Non-employee Director Compensation Policy dated April 28, 2014

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files