Form 10-Q
period 2014-09-30
EXACT SCIENCES CORP
filed 2014-10-31
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 30, 2014, the registrant had 84,250,616 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$27,829	$12,851
Marketable securities	183,315	120,408
Inventory	2,719	—
Prepaid expenses and other current assets	2,377	2,199
Total current assets	216,240	135,458
Property and Equipment, at cost:
Laboratory equipment	10,439	5,087
Assets under construction	1,048	2,592
Computer software and computer equipment	6,866	1,217
Leasehold improvements	5,108	5,043
Furniture and fixtures	268	268
	23,729	14,207
Less—Accumulated depreciation	(5,302)	(3,038)
	18,427	11,169

	$234,667	$146,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,635	$761
Accrued expenses	11,128	5,806
Capital lease obligation, current portion	449	351
Lease incentive obligation, current portion	540	540
Deferred license fees, current portion	—	294
Total current liabilities	16,752	7,752

Long-term debt	1,000	1,000
Long-term accrued interest	100	84
Capital lease obligation, less current portion	—	360
Lease incentive obligation, less current portion	1,710	2,115

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares, Issued and outstanding—no shares at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value Authorized—100,000,000 shares, Issued and outstanding—83,164,089 and 71,071,838 shares at September 30, 2014 and December 31, 2013	832	711
Additional paid-in capital	602,642	455,239
Accumulated other comprehensive income	(6)	125
Accumulated deficit	(388,363)	(320,759)
Total stockholders’ equity	215,105	135,316
	$234,667	$146,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

License fees	$—	$1,036	$294	$3,108

Operating expenses:
Research and development	9,073	6,982	23,677	20,965
General and administrative	8,994	3,686	19,810	9,962
Sales and marketing	13,217	1,615	23,839	6,676
Cost of sales	924	—	924	—
	32,208	12,283	68,250	37,603
Loss from operations	(32,208)	(11,247)	(67,956)	(34,495)

Investment income	160	103	392	220
Interest expense	(12)	(16)	(40)	(53)

Net loss	$(32,060)	$(11,160)	$(67,604)	$(34,328)

Net loss per share—basic and diluted	$(0.39)	$(0.16)	$(0.86)	$(0.52)

Weighted average common shares outstanding—basic and diluted	82,941	70,559	78,702	66,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months September 30,
	2014	2013	2014	2013
Net loss	$(32,060)	$(11,160)	$(67,604)	$(34,328)
Other comprehensive loss, net of tax
Unrealized holding gain (loss) on available-for-sale investments	(95)	101	(131)	40
Comprehensive loss	$(32,155)	$(11,059)	$(67,735)	$(34,288)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(67,604)	$(34,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,264	976
Loss on disposal of property and equipment	—	91
Stock-based compensation	8,643	5,660
Amortization of deferred license fees	(294)	(3,108)
Amortization of premium on short-term investments	628	458
Changes in assets and liabilities:
Prepaid expenses and other current assets	(178)	(311)
Inventory	(2,719)	—
Accounts payable	3,874	(3,047)
Accrued expenses	5,778	2,752
Lease incentive obligation	(405)	871
Accrued interest	16	16
Net cash used in operating activities	(49,997)	(29,970)

Cash flows from investing activities:
Purchases of marketable securities	(141,355)	(89,261)
Maturities of marketable securities	77,689	45,488
Purchases of property and equipment	(9,522)	(4,413)
Net cash used in investing activities	(73,188)	(48,186)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	137,664	73,296
Proceeds from exercise of common stock options	424	1,212
Payments on capital lease obligations	(262)	(248)
Proceeds in connection with the Company’s employee stock purchase plan	337	261
Net cash provided by financing activities	138,163	74,521

Net increase (decrease) in cash and cash equivalents	14,978	(3,635)
Cash and cash equivalents, beginning of period	12,851	13,345
Cash and cash equivalents, end of period	$27,829	$9,710

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$(131)	$40
Issuance of 32,269 and 30,534 shares of common stock to fund the Company’s 401(k) matching contribution for 2013 and 2012, respectively	$456	$354

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

Basis of Presentation

The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly-owned subsidiary, Exact Sciences Laboratories, LLC, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K (the “2013 Form 10-K”). These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2013 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at September 30, 2014 and December 31, 2013.

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

At September 30, 2014 and December 31, 2013, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. Realized gains were $11.1 thousand and $5.1 thousand, net of insignificant realized losses, for the nine months ended September 30, 2014 and 2013, respectively. Unrealized gains or losses on investments are recorded in other comprehensive loss.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the three months ended September 30, 2014, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at September 30, 2014 consisted of the following:

	September 30, 2014
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
U.S. government agency securities	$32,690	$7	$—	$32,697
Corporate bonds	112,075	—	(10)	112,065
Certificates of deposit	300	—	—	300
Asset backed securities	38,256	—	(3)	38,253
Total available-for-sale securities	$183,321	$7	$(13)	$183,315

Available-for-sale securities at December 31, 2013 consisted of the following:

	December 31, 2013
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income	Losses in Accumulated Other Comprehensive Income	Estimated Fair Value
Corporate bonds	$54,487	$67	$—	$54,554
U.S. government agency securities	34,291	47	—	34,338
Certificates of deposit	6,558	3	—	6,561
Commercial paper	1,499	—	—	1,499
Asset backed securities	23,448	8		23,456
Total available-for-sale securities	$120,283	$125	$—	$120,408

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (AOCI) for the three and nine months ended September 30, 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$89	$17	$125	$78
Other comprehensive income (loss) before reclassifications	(99)	104	(106)	63
Amounts reclassified from accumulated other comprehensive income (loss)	4	(3)	(25)	(23)
Net current period change in accumulated other comprehensive income (loss)	(95)	101	(131)	40
Ending balance	$(6)	$118	$(6)	$118

Amounts reclassified from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 were as follows (in thousands):

	Affected Line Item in the	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI Components	Statement of Operations	2014	2013	2014	2013
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$4	$(3)	$(25)	$(23)
Total reclassifications		$4	$(3)	$(25)	$(23)

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

At September 30, 2014, the Company had $1.0 million of assets under construction which consisted of $0.5 million of capitalized costs related to software projects and $0.5 million of costs related to leasehold improvement projects. Depreciation will begin on these assets once they are placed into service. We expect that it will cost $1.7 million to complete the leasehold improvement projects and $0.2 million to complete the software projects, and these projects are expected to be completed in 2014.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2014	2013
Shares issuable upon exercise of stock options	6,207	6,108
Shares issuable upon exercise of outstanding warrants (1)	75	155
Shares issuable upon the release of restricted stock awards	1,577	1,264
Shares issuable upon the vesting of restricted stock awards related to a licensing agreement	24	49
	7,883	7,576

(1)         At September 30, 2014, represents warrants to purchase 75,000 shares of common stock issued under a consulting agreement.  At September 30, 2013, represents warrants to purchase 80,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

Laboratory Service Revenue. The Company’s revenues will be generated primarily by the Cologuard test. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company assesses whether the fee is fixed or determinable and if the collectability is reasonably assured based on the nature of the fee charged for the laboratory services delivered and whether there are existing contractual arrangements with customers, third-party commercial payors (insurance carriers and health plans) or coverage of the test by Centers for Medicare & Medicaid Services (CMS). In addition, when evaluating collectability, the Company considers factors such as collection experience for the healthcare industry, the financial standing of customers or third-party commercial payors, and whether it has sufficient collection history to reliably estimate a payor’s individual payment patterns.

A significant portion of laboratory service revenues earned by the Company will be initially recognized on a cash basis because the above criteria will not have been met at the time the test results are delivered. The Company generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, the Company takes assignment of benefits and risk of collection with the third-party payor. Patients may have out-of-pocket costs for amounts not covered by their insurance carrier and the Company bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some third-party payors may not cover the Cologuard test as ordered by the physician under their reimbursement policies. Consequently, the Company pursues reimbursement on a case-by-case basis directly from the patient.

For laboratory services performed, where the collectability is not reasonably assured, the Company will continue to recognize revenues upon cash collection until it can reliably estimate the amount that would be ultimately collected for the Cologuard test. In order to begin to record revenue on an accrual basis in these scenarios, the Company expects to use at least several months of payment history, review the number of tests paid against the number of tests billed, and consider the payor’s outstanding balance for unpaid tests to determine whether payments are being made for a consistently high percentage of tests billed and at appropriate amounts given the contracted or historical payment amount. Cologuard became available upon FDA approval on August 11, 2014 and no revenue recognition criteria have been met for tests performed as of September 30, 2014. The national coverage decision for Cologuard was released by CMS on October 9, 2014.

License fees.   License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. As more fully described in the 2013 Form 10-K, in connection with the Company’s January 2009 strategic transaction with Genzyme Corporation,  the Company deferred the initial $16.65 million in cash received at closing and amortized that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014. In addition, in 2010 the Company received holdback amounts of $1.85 million, which were deferred at the time of receipt and were amortized on a straight-line basis into revenue over the then remaining term of the collaboration period.

In addition, the Company deferred $1.53 million premium related to common stock purchased by Genzyme and amortized that amount on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014.

The Company did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended September 30, 2014. The Company recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended September 30, 2013. The Company recognized approximately $0.3 million and $3.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the nine months ended September 30, 2014 and September 30, 2013, respectively.

Inventory

Inventory is stated at the lower of cost or market value (net realizable value). The Company determines the cost of inventory using the first-in, first out method (FIFO). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and records a charge to cost of sales for such inventory as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.  Raw material inventory that was purchased in prior periods, and expensed to research and development, may still be on hand and used toward the production of commercial Cologuard, provided it has an appropriate remaining shelf life.  This inventory is expected to provide a gross margin benefit to the Company in future periods of $0.9 million if the entirety of those balances were allocated to inventory produced for resale and not allocated to research and development activities.

The Company has invested in its manufacturing operations to support future demand for Cologuard. Because of this investment in the future, the Company is not currently operating at normal capacity. Charges related to excess capacity are included as current period charges to cost of sales, and are not capitalized into inventory. Total excess capacity charged to cost of sales during the three and nine months ended September 30, 2014 was $0.6 million.

Inventory consists of the following (amount in thousands):

	September 30,
	2014	2013
Raw materials	$1,052	$—
Semi-finished and finished goods	1,667	—
Total inventory	$2,719	$—

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.

(3) MAYO LICENSE AGREEMENT

Overview

As more fully described in the 2013 Form 10-K, on June 11, 2009, the Company entered into a license agreement (the “License Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). Pursuant to the License Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The Company is also required to make payments to MAYO for up-front fees, fees once certain milestones are reached by the Company, and other payments as outlined in the License Agreement. In addition to the license to intellectual property owned by MAYO, the Company receives product development and research and development efforts from MAYO personnel. The Company is also obligated to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology. The Company sought rights to the MAYO intellectual property for the specific purpose of developing a non-invasive, stool-based DNA screening test for colorectal cancer. At the time the license agreement was executed, the sole focus of the Company was the development of such a test. Accordingly, the Company recognized the initial payments and expenses related to the warrants at the time of the transaction and the amounts were expensed to research and development as there were no anticipated alternative future uses associated with the intellectual property.

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

MAYO exercised the warrant to purchase 250,000 shares through partial exercises, the last of which occurred in June 2014. In June 2014, MAYO exercised the remaining shares of this warrant by utilizing the cashless exercise provision contained in the warrant. As a result of this exercise for a gross amount of 80,000 shares, in lieu of paying a cash exercise price, MAYO forfeited its right with respect to 10,587 shares leaving it with a net amount of 69,413 shares. Following this exercise, all of MAYO’s warrants to purchase the Company’s common stock were fully exercised.

Royalty Payments

The Company will make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement. In 2012, minimum royalty payments were $10,000. For each year from 2013 through 2029 (the year the last patent expires), the minimum royalty payments are $25,000 per year.

Other Payments

Other payments under the License Agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical trial, and a $500,000 payment upon FDA approval of the Company’s Cologuard test.   The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in a human cancer screening clinical trial in June 2011 and the milestone payment of $250,000 was made and expensed to research and development in June 2011.  The Company received FDA approval for its Cologuard test in August 2014, and the milestone payment of $500,000 was made and expensed to research and development in August 2014.

In addition, the Company is paying MAYO for research and development efforts. During the three and nine months ended September 30, 2014, the Company made payments of $0.0 million and $0.7 million, respectively. At September 30, 2014 the Company recorded an estimated liability in the amount of $1.6 million for MAYO’s research and development efforts. During the three and nine months ended September 30, 2013, the Company made research and development payments to MAYO of $0.3 million and $0.6 million, respectively. At September 30, 2013 the Company recorded an estimated liability in the amount of $0.7 million for research and development efforts.

May 2012 Amendment

As more fully described in the 2013 Form 10-K, in May 2012 the Company expanded the relationship with MAYO through an amendment to the License Agreement. As part of the amendment, MAYO expanded the Company’s license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing.

As part of the amendment, the Company will also be responsible for making restricted stock grants to MAYO as certain milestones are met with respect to commercial launch of the Company’s second and third licensed products. Additionally, the Company will make milestone payments once certain sales levels are reached on licensed products. It is uncertain as to when or if these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company evaluates the status of the milestone payments at each reporting date to determine if a liability should be recorded for the milestone payment.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan and the 2000 Stock Option and Incentive Plan (collectively, as each has been amended, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $4.1 million and $8.6 million in stock-based compensation expense during the three and nine months ended September 30, 2014 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors, and warrants granted to non-employee consultants.   The Company recorded $1.8 million and $5.7 million in stock-based compensation expense during the three and nine months ended September 30, 2013 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.

Warrant Expense

Warrants to purchase 75,000 shares of common stock were issued in connection with a consulting agreement in 2009 to provide specific assistance to the Company in attaining FDA approval of Cologuard. The 75,000 warrants vested in the third quarter of 2014 upon successful FDA approval for Cologuard. The Company recorded $1.3 million, the fair value of the warrant on the vesting date as stock-based compensation expense during the third quarter of 2014 in connection with the vesting of this warrant.

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

Forfeitures — The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the nine months ended September 30, 2014 was 4.99%. The Company’s forfeiture rate used in the nine months ended September 30, 2013 was 2.76%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Option Plan Shares
Risk-free interest rates	2.01%	1.73%	1.96% - 2.01%	0.94% - 1.73%
Expected term (in years)	6	6	6	6
Expected volatility	77.6%	82.9%	77.6% - 80.8%	82.9% - 84.0%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$11.37	$10.34	$10.05	$8.12

ESPP Shares
Risk-free interest rates	(1)	(1)	0.10% - 0.41%	0.11% - 0.20%
Expected term (in years)	(1)	(1)	0.5 - 2	0.5 - 2
Expected volatility	(1)	(1)	42.5% - 49.5%	39.1% - 45.6%
Dividend yield	(1)	(1)	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	(1)	(1)	$3.76	$2.80

(1) The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2014 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value (1)
(Aggregate intrinsic value in thousands)

Outstanding, January 1, 2014	6,062,587	$2.78	6.6
Granted	266,477	$14.28
Exercised	(115,004)	$3.68
Forfeited	(6,625)	$7.99
Outstanding, September 30, 2014	6,207,435	$3.25	5.3	100,138

Exercisable, September 30, 2014	5,446,108	$2.14	4.9	93,895

Vested and expected to vest September 30, 2014	6,169,445	$3.20	5.3	99,826

(1)         The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $19.38 market price of the Company’s common stock at September 30, 2014.  The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $1.4 million and $1.6 million, respectively.

As of September 30, 2014, there was $20.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.8 years.

A summary of restricted stock activity under the Stock Plans during the nine months ended September 30, 2014 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2014	1,150,694	$11.24
Granted	833,380	$14.64
Released	(385,825)	$11.38
Forfeited	(21,536)	$12.31
Outstanding, September 30, 2014	1,576,713	$12.99

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $1.0 million as of September 30, 2014 and December 31, 2013 and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of September 30, 2014 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at September 30, 2014 Using:
		Quoted Prices in Active	Significant Other	Significant Unobservable
	Fair Value at	Markets for Identical Assets	Observable Inputs	Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents
Cash and money market	$27,829	$27,829	$—	$—
Available-for-Sale
Marketable securities
U.S. government agency securities	32,697	—	32,697	—
Corporate bonds	112,065	—	112,065	—
Certificates of deposit	300	—	300	—
Asset backed securities	38,253	—	38,253	—
Total	$211,144	$27,829	$183,315	$—

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

The following table summarizes the gross unrealized losses and fair values of our investments in an unrealized loss position as of September 30, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2014
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. government agency securities	$11,875	$(22)	$—	$—	$11,875	$(22)
Corporate bonds	61,132	(69)	—	—	61,132	(69)
Asset backed securities	21,775	(11)	—	—	21,775	(11)
Total	$94,782	$(102)	$—	$—	$94,782	$(102)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at September 30, 2014 (in thousands):

	Due in one year or less		Due after one year through two years
Description	Cost	Fair Value	Cost	Fair Value
Marketable Securities
U.S. government agency securities	$20,794	$20,822	$11,897	$11,875
Corporate bonds	52,153	52,202	59,921	59,864
Certificates of deposit	300	300	—	—
Asset backed securities	30,219	30,220	8,038	8,032
Total	$103,466	$103,544	$79,856	$79,771

(6) EQUITY

On April 2, 2014, the Company completed an underwritten public offering of 11.5 million shares of common stock at a price of $12.75 per share to the public. The Company received approximately $137.7 million of net proceeds from the offering, after deducting the $8.9 million for the underwriting discount and other stock issuance costs paid by the Company.

On June 21, 2013, the Company completed an underwritten public offering for 6.3 million shares of common stock at a price of $12.35 per share to the public. The Company received approximately $73.3 million of net proceeds from the offering, after deducting $4.8 million for the underwriting discount and other stock issuance costs paid by the Company.

In February 2011, the Company adopted a rights agreement and subsequently distributed to our stockholders preferred stock purchase rights.  Under certain circumstances, each right can be exercised for one one-thousandth of a share of Series A Junior Participating Preferred Stock.  In general, the rights will become exercisable in the event of an announcement of an acquisition of 15% or more of our outstanding common stock or the commencement or announcement of an intention to make a tender offer or exchange offer for 15% or more of our outstanding common stock.  If any person or group acquires 15% or more of our common stock, our stockholders, other than the acquiror, will have the right to purchase additional shares of our common stock (in lieu of the Series A Junior Participating Preferred Stock) at a substantial discount to the then prevailing market price. The rights agreement could significantly dilute such acquiror’s ownership position in our shares, thereby making a takeover prohibitively expensive and encouraging such acquiror to negotiate with our board of directors. The ability to exercise these rights is contingent on events that the Company has determined to be unlikely at this time, and therefore this provision has not been considered in the computation of equity or earnings per share.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  Forward-looking statements in this Quarterly Report on Form 10-Q may address the following subjects among others: statements regarding the sufficiency of our capital resources, expected operating losses, our ability to secure favorable reimbursement rates from Medicare and other third-party payors, our ability to establish a lab facility and secure the required certifications for that facility, estimated markets for our products and expected revenues, expected research and development expenses, expected general and administrative expenses and our expectations concerning our business strategy.  Forward-looking statements involve inherent risks and uncertainties which could cause actual results to differ materially from those in the forward-looking statements, as a result of various factors including those risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of our 2013 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q.  We urge you to consider those risks and uncertainties in evaluating our forward-looking statements.  We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.  Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

We submitted the results of our clinical trial to the FDA through a three part submission of a manufacturing module, analytical module, and clinical module. The manufacturing module was submitted to the FDA in December 2012, the analytical module was submitted to the FDA in February 2013, and the clinical module was submitted to the FDA in June 2013. The FDA approved our PMA on August 11, 2014. The application included data from the DeeP-C study that was published online on March 19, 2014, in the New England Journal of Medicine. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening” also appeared in the journal’s April 3, 2014 print issue.

The FDA’s Molecular and Clinical Genetics Panel of the Medical Devices Advisory Committee met on March 27, 2014 to review the premarket approval application (PMA) for our Cologuard test and determined by a unanimous vote of 10 to zero that the test has demonstrated safety, effectiveness and a favorable risk benefit profile. The FDA approved our PMA on August 11, 2014.

We obtained a final national coverage decision and a preliminary reimbursement rate from the Centers for Medicare & Medicaid Services (CMS) for our Cologuard test on October 9, 2014.  The CMS coverage decision was a necessary element in achieving material commercial success. We worked with CMS to coordinate the CMS coverage review with the FDA pre-market approval through a parallel review process. This program provided a pathway to our CMS national coverage determination shortly after our FDA approval.

CMS also announced on October 9, 2014 its preliminary recommendation for its reimbursement rate for our Cologuard test, but final fee schedule determinations will be made by CMS after a thirty-day public comment period, and there can be no assurance when final determinations will be published or that the final fee schedule will be consistent with the preliminary determination. With over 50% of our target patient population being covered by Medicare, receipt of our positive coverage decision from CMS should help speed adoption of our test. A favorable CMS outcome is also critical to securing positive coverage decisions from major national and regional managed care organizations, insurance carriers, and self-insured employer groups.

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

We have generated limited operating revenues since inception and, as of September 30, 2014, we had an accumulated deficit of approximately $388.4 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2014 Priorities

Our top priorities for 2014 included obtaining FDA approval of our PMA and securing a favorable national coverage decision from CMS for our Cologuard test. The FDA approved our PMA in August of 2014 and CMS provided a national coverage decision in October of 2014. Another 2014 priority is to begin to secure favorable coverage and reimbursement from commercial payors.

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

Financial Overview

Revenue.  Our license fee revenue is comprised of the amortization of up-front license fees for the licensing of certain patent rights to Genzyme. We expect that license fee revenue for 2014 will be less than amounts recorded in 2013 due to the amortization of deferred revenue related to the Genzyme transaction ending in January 2014. Our laboratory service revenues will be generated primarily by the Cologuard test. Cologuard became available upon FDA approval on August 11, 2014 and no revenue recognition criteria have been met for tests performed as of September 30, 2014.

Our Cost Structure.  Our selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.

Cost of sales includes costs related to inventory production and usage and the cost of laboratory services to process tests and provide results to physicians. Gross margin as a percentage of laboratory service revenue is also affected by our current revenue recognition policy, which may result in costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our laboratory services will continue to fluctuate and be affected by the adoption rates of the Cologuard test, our revenue recognition policy, the levels of reimbursement, and payment patterns of third-party payors and patients.

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

While our significant accounting policies are more fully described in Note 2 of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition.

Laboratory service revenue. Our revenues will be generated primarily by the Cologuard test. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the laboratory services delivered and whether there are existing contractual arrangements with customers, third-party commercial payors (insurance carriers and health plans) or coverage of the test by CMS. When evaluating collectability, we consider factors such as collection experience for the healthcare industry, the financial standing of customers or third-party commercial payors, and whether we have sufficient collection history to reliably estimate a payor’s individual payment patterns.

A significant portion of laboratory service revenues earned by us will initially be recognized on a cash basis because the above criteria will not have been met at the time the test results are delivered. We generally bill third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. As such, we take assignment of benefits and risk of collection with the third-party payor. Patients may have out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some third-party payors may not cover the Cologuard test as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis directly from the patient.

For laboratory services performed, where the collectability is not reasonably assured, we will continue to recognize revenues upon cash collection until it can reliably estimate the amount that would be ultimately collected for the Cologuard test. In order to begin to record revenue on an accrual basis in these scenarios, we expect to use at least several months of payment history, review the number of tests paid against the number of tests billed, and consider the payor’s outstanding balance for unpaid tests to determine whether payments are being made for a consistently high percentage of tests billed and at appropriate amounts given the contracted or historical payment amount. Our Cologuard test became available upon FDA approval on August 11, 2014 and no revenue recognition criteria have been met for tests performed as of September 30, 2014. The national coverage decision was released by CMS on October 9, 2014.

License fees.  License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period.

As more fully described in our 2013 Form 10-K, in connection with our January 2009 strategic transaction with Genzyme Corporation, , we deferred the initial $16.65 million in cash received at closing and amortized that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014. In addition, in 2010 we received holdback amounts of $1.85 million, which were deferred at the time of receipt and were amortized on a straight-line basis into revenue over the then remaining term of the collaboration period.

In addition, we deferred a $1.53 million premium related to common stock purchased by Genzyme and amortized that amount on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014.

We did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended September 30, 2014. We recognized approximately $1.0 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended September 30, 2013. We recognized approximately $0.3 million and $3.1 million in license fee revenue in connection with the amortization of up-front payments from Genzyme during each of the nine months ended September 30, 2014 and September 30, 2013, respectively.

Inventory. Inventory is stated at the lower of cost or market value (net realizable value). We determine the cost of inventory using the first-in, first out method (FIFO). We estimate the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and record a charge to cost of sales for such inventory as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.  Raw material inventory that was purchased in prior periods, and expensed to research and development, may still be on hand and used toward the production of commercial Cologuard, provided it has an appropriate remaining shelf life.

In connection with the launch of Cologuard, we have invested in its manufacturing operations to support future demand for Cologuard. Because of this investment in the future, we are not currently operating at normal capacity. Charges related to excess capacity are included as current period charges to cost of sales, and are not capitalized into inventory.

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

•                  Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the nine months ended September 30, 2014 was 4.99%. The Company’s forfeiture rate used in the nine months ended September 30, 2013 was 2.76%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Laboratory service revenue. Our laboratory service revenues will be generated primarily by the Cologuard test. Our Cologuard test became available upon FDA approval on August 11, 2014 and no revenue recognition criteria have been met for tests performed as of September 30, 2014.

License fee revenue. Total license fee revenue was $0.0 million and $1.0 million for the three month periods ended September 30, 2014 and September 30, 2013, respectively. License fee revenue was $0.3 million and $3.1 for the nine month period ended September 30, 2014 and September 30, 2013. License fee revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year.

Research and development expenses. Research and development expenses increased to $9.1 million for the three months ended September 30, 2014 from $7.0 million for the three months ended September 30, 2013. Research and development expenses increased to $23.7 million for the nine months ended September 30, 2014 from $21.0 million for the nine months ended September 30, 2013. This was primarily due to an increase in personnel expenses, lab expenses, professional fees, clinical trial expenses, license and royalty fees, and stock-based compensation expenses due to increased headcount.  The increase to stock-based compensation is primarily attributable to our recognition of $1.3 million of expense related to the vesting of a 2009 warrant grant to a consultant to purchase 75,000 shares of common stock. The vesting was triggered by FDA approval of our Cologuard test.

	Three Months Ended September 30,
	2014	2013	Change
Stock-based compensation	$2.1	$0.7	$1.4
Personnel expenses	2.0	2.2	(0.2)
Lab expenses	1.7	0.9	0.8
Clinical trial expenses	0.8	1.0	(0.2)
Professional fees	0.7	0.3	0.4
Other research and development	0.6	1.4	(0.8)
Research collaborations	0.6	0.4	0.2
License and royalty fees	0.6	0.1	0.5
Total research and development expenses	$9.1	$7.0	$2.1

	Nine Months Ended September 30,
	2014	2013	Change
Personnel expenses	$7.1	$6.9	$0.2
Lab expenses	3.5	2.0	1.5
Stock-based compensation	3.5	1.8	1.7
Other research and development	3.3	3.4	(0.1)
Clinical trial expenses	2.6	4.2	(1.6)
Research collaborations	1.7	1.4	0.3
Professional fees	1.3	1.0	0.3
License and royalty fees	0.7	0.3	0.4
Total research and development expenses	$23.7	$21.0	$2.7

General and administrative expenses.  General and administrative expenses increased to $9.0 million for the three months ended September 30, 2014 compared to $3.7 million for the three months ended September 30, 2013. General and administrative expenses increased to $19.8 million for the nine months ended September 30, 2014 compared to $10.0 million for the nine months ended September 30, 2013. The increase in general and administrative expenses was primarily a result of increased legal and professional fees, increased personnel costs and stock-based compensation expense due to increased headcount, additional information technology costs, and other general and administrative expenses to support the overall growth of the Company.

	Three Months Ended September 30,
	2014	2013	Change
Legal and professional fees	$2.2	$0.9	$1.3
Other general and administrative	2.2	0.9	1.3
Personnel expenses	2.0	0.6	1.4
Stock-based compensation	1.2	1.0	0.2
Information technology costs	1.2	0.1	1.1
Facility costs	0.2	0.2	—
Total general and administrative expenses	$9.0	$3.7	$5.3

	Nine Months Ended September 30,
	2014	2013	Change
Legal and professional fees	$5.2	$3.1	$2.1
Personnel expenses	4.4	2.0	2.4
Stock-based compensation	3.8	2.0	1.8
Other general and administrative	3.6	2.2	1.4
Information technology costs	2.2	0.3	1.9
Facility costs	0.6	0.4	0.2
Total general and administrative expenses	$19.8	$10.0	$9.8

Sales and marketing expenses. Sales and marketing expenses increased to $13.2 million for the three months ended September 30, 2014, from $1.6 million for the three months ended September 30, 2013. Sales and marketing expenses increased to $23.8 million for the nine months ended September 30, 2014 from $6.7 million for the nine months ended September 30, 2013.The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts to prepare for the commercialization of our Cologuard test. These increases were partially offset by a decrease in stock-based compensation for the nine months ended September 30, 2014 as compared to the same period in 2013 when we incurred one-time severance costs related to the resignation of Laura Stoltenberg, the Company’s former Chief Commercial Officer.

	Three Months Ended September 30,
	2014	2013	Change
Professional fees	$7.1	$0.7	$6.4
Personnel expenses	5.0	0.6	4.4
Other sales and marketing	0.8	0.2	0.6
Stock-based compensation	0.3	0.1	0.2
Total sales and marketing expenses	$13.2	$1.6	$11.6

	Nine Months Ended September 30,
	2014	2013	Change
Professional fees	$13.0	$1.9	$11.1
Personnel expenses	8.3	2.4	5.9
Other sales and marketing	1.6	0.7	0.9
Stock-based compensation	0.9	1.7	(0.8)
Total sales and marketing expenses	$23.8	$6.7	$17.1

Cost of Sales. Cost of sales includes costs related to inventory production and usage and the cost of laboratory services to process tests and provide results to physicians. Gross margin as a percentage of laboratory service revenue is also affected by our current revenue recognition policy, which may result in costs being incurred in one period that relate to revenues recognized in a later period. Cost of sales was $0.9 million for the three and nine months ended September 30, 2014 compared to none in the comparable prior year periods. The increase in cost of sales is related to the production of our Cologuard test which obtained FDA approval during the third quarter of 2014. Cost of sales includes $0.6 million related to excess capacity and $0.3 million related to inventory production and lab services costs.

Investment income.  Investment income increased to $160.0 thousand for the three months ended September 30, 2014 compared to $103.0 thousand for the three months ended September 30, 2013.  Investment income increased to $392.0 thousand for the nine months ended September 30, 2014 compared to $220.0 thousand for the nine months ended September 30, 2013. This is primarily due to an increase in the average investment balance and a higher return on investment during the current year when compared to the same period in 2013.

Interest expense. Interest expense decreased to $12.0 thousand for the three months ended September 30, 2014 from $16.0 thousand for the three months ended September 30, 2013.  Interest expense decreased to $40.0 thousand for the nine months ended September 30, 2014 from $53.0 thousand for the nine months ended September 30, 2013. This decrease is primarily due to less interest expense recognized for our capital lease during the three and nine months ended September 30, 2014 when compared to the same period in 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of September 30, 2014, we had approximately $27.8 million in unrestricted cash and cash equivalents and approximately $183.3 million in marketable securities.

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

Net cash used in operating activities was $50.0 million for the nine months ended September 30, 2014 as compared to $30.0 million for the nine months ended September 30, 2013.  The principal use of cash in operating activities for the nine months ended September 30, 2014 was to fund our net loss which increased from the nine months ended September 30, 2013 primarily due to increased sales and marketing efforts and general and administrative costs to prepare for the commercial launch of Cologuard and to support the overall growth of the Company.

Net cash used in investing activities was $73.2 million for the nine months ended September 30, 2014 as compared to $48.2 million of cash used in investing activities for the nine months ended September 30, 2013.  The increase in cash used in investing activities for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $9.5 million for the nine months ended September 30, 2014 and $4.4 million for the same period in 2013. The increase in property and equipment purchases during the nine months ended September 30, 2014 was primarily the result of increased laboratory equipment purchases and software costs and the build out of our commercial lab operation as part of our commercialization efforts for Cologuard.

Net cash provided by financing activities was $138.2 million for the nine months ended September 30, 2014, as compared to net cash provided by financing activities of $74.5 million for the nine months ended September 30, 2013.  The increase in cash provided by financing activities for the nine months ended September 30, 2014 was due to the receipt of $137.7 million of cash from our April 2014 common stock offering, the receipt of $0.4 million from stock option exercises, and the receipt of $0.3 million from proceeds in connection with the Company’s employee stock purchase plan, slightly offset by capital lease payments of $0.3 million compared to the receipt of $73.3 million of cash from our June 2013 common stock offering, the receipt of $1.2 million from stock option exercises, and the receipt of $0.3 million from proceeds in connection with the Company’s employee stock purchase plan, slightly offset by capital lease payments of $0.2 million for the same period in 2013.

We expect that cash and cash equivalents and marketable securities on hand at September 30, 2014, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, since payments for our Cologuard test will be our only material revenue source and we have not yet begun to collect such payments and do not know the timing or amount of any such payments, it is possible that we may need to raise additional capital to fully fund our current strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of September 30, 2014 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2014 and in connection with the launch of our Cologuard test, we designed and implemented inventory and revenue recognition internal controls and policies. Other than the implementation of these new internal controls and policies, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXACT SCIENCES CORPORATION

Date: October 31, 2014	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2014	By:	/s/ William J. Megan
William J. Megan

Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1

First Amendment to our Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix A to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders filed on June 20, 2014, which is incorporated herein by reference).

10.1

First Amendment to the Company’s 2010 Employee Stock Purchase Plan (previously filed as Appendix B to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders filed on June 20, 2014, which is incorporated herein by reference).

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files