Form 10-Q
period 2015-03-31
EXACT SCIENCES CORP
filed 2015-05-04
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 1, 2015, the registrant had 88,912,667 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$40,679	$58,131
Marketable securities	204,472	224,625
Accounts receivable	1,581	1,376
Inventory, net	5,423	4,017
Prepaid expenses and other current assets	3,892	3,528
Total current assets	256,047	291,677
Property and Equipment, at cost:
Laboratory equipment	10,932	10,381
Assets under construction	2,946	1,552
Computer equipment and computer software	8,818	7,577
Leasehold improvements	5,965	5,937
Furniture and fixtures	933	939
	29,594	26,386
Less—Accumulated depreciation	(8,027)	(6,439)
Net property and equipment	21,567	19,947
Other long-term assets	1,200	1,200
Total assets	$278,814	$312,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,001	$2,647
Accrued liabilities	11,652	13,960
Capital lease obligation, current portion	269	360
Lease incentive obligation, current portion	554	554
Total current liabilities	14,476	17,521
Long-term debt	1,000	1,000
Long-term accrued interest	112	106
Other long-term liabilities	3,541	3,599
Lease incentive obligation, less current portion	1,476	1,614
Total liabilities	20,605	23,840

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—no shares at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares Issued and outstanding—88,913,304 and 88,626,042 shares at March 31, 2015 and December 31, 2014	889	887
Additional paid-in capital	713,858	709,019
Accumulated other comprehensive income (loss)	70	(115)
Accumulated deficit	(456,608)	(420,807)
Total stockholders’ equity	258,209	288,984
Total liabilities and stockholders’ equity	$278,814	$312,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2015	2014
Laboratory service revenue	$4,266	$—
License fees	—	294
Total revenue	4,266	294

Cost of sales	4,212	—
Gross margin	54	294

Operating expenses:
Research and development	6,571	7,430
General and administrative	12,971	4,586
Sales and marketing	16,524	4,456
Total operating expenses	36,066	16,472
Loss from operations	(36,012)	(16,178)

Other income (expense)
Investment income	222	86
Interest expense	(11)	(15)
Total other income	211	71

Net loss	$(35,801)	$(16,107)

Net loss per share—basic and diluted	$(0.40)	$(0.23)

Weighted average common shares outstanding—basic and diluted	88,662	70,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(35,801)	$(16,107)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale investments	195	8
Foreign currency translation loss	(10)	—
Comprehensive loss	$(35,616)	$(16,099)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(35,801)	$(16,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	1,587	656
Stock-based compensation	3,620	1,995
Amortization of deferred license fees	—	(294)
Amortization of other long-term liabilities	(58)	—
Amortization of premium on short-term investments	377	145
Changes in assets and liabilities:
Prepaid expenses and other current assets	(364)	(643)
Accounts receivable	(205)	—
Inventory, net	(1,406)	—
Accounts payable	(646)	570
Accrued liabilities	(1,473)	1,456
Lease incentive obligation	(138)	(135)
Accrued interest	6	6
Net cash used in operating activities	(34,501)	(12,351)
Cash flows from investing activities:
Purchases of marketable securities	(11,145)	(2,352)
Maturities of marketable securities	31,116	24,419
Purchases of property and equipment	(3,207)	(4,763)
Net cash provided by investing activities	16,764	17,304
Cash flows from financing activities:
Proceeds from exercise of common stock options	386	88
Payments on capital lease obligations	(91)	(86)
Net cash provided by financing activities	295	2

Effects of exchange rate on cash and cash equivalents	(10)	—

Net increase (decrease) in cash and cash equivalents	(17,452)	4,955
Cash and cash equivalents, beginning of period	58,131	12,851
Cash and cash equivalents, end of period	$40,679	$17,806
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on available-for-sale investments	$195	$8
Issuance of 21,826 and 32,666 shares of common stock to fund the Company’s 401(k) matching contribution for 2014 and 2013, respectively	$835	$456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (together with its subsidiaries, “Exact”, “we”, “us” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of colorectal cancer. The Company's non-invasive stool-based DNA (sDNA) screening technology includes proprietary and patented methods that isolate and analyze human DNA present in stool to screen for the presence of colorectal pre-cancer and cancer.

Basis of Presentation

The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly-owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, Exact Sciences Europe LTD, and variable interest entities are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K (the “2014 Form 10-K”). These condensed financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2014 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, Exact Sciences Europe LTD, and variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at March 31, 2015 and December 31, 2014.

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

At March 31, 2015 and December 31, 2014, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the three months ended March 31, 2015 and 2014.  Realized gains were $3.0 thousand and $6.3 thousand for the three months ended March 31, 2015 and 2014, respectively. Unrealized gains or losses on investments are recorded in other comprehensive loss.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the three months ended March 31, 2015, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at March 31, 2015 consisted of the following:

	March 31, 2015
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$133,395	$59	$(16)	$133,438
U.S. government agency securities	14,151	7	—	14,158
Asset backed securities	52,850	37	(8)	52,879
Commercial paper	3,996	1	—	3,997
Total available-for-sale securities	$204,392	$104	$(24)	$204,472

Available-for-sale securities at December 31, 2014 consisted of the following:

	December 31, 2014
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$141,239	$21	$(136)	$141,124
U.S. government agency securities	18,687	8	(7)	18,688
Certificates of deposit	60,821	17	(18)	60,820
Commercial paper	3,993	—	—	3,993
Total available-for-sale securities	$224,740	$46	$(161)	$224,625

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (AOCI) for the three months ended March 31, 2015 were as follows (in thousands):

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2014	$—	$(115)	$(115)
Other comprehensive (loss) income before reclassifications	(10)	192	182
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Net current period change in accumulated other comprehensive income (loss)	(10)	195	185
Balance at March 31, 2015	$(10)	$80	$70

The amounts recognized in AOCI for the three months ended March 31, 2014 were as follows (in thousands):

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2013	$—	$125	$125
Other comprehensive (loss) income before reclassifications	—	14	14
Amounts reclassified from accumulated other comprehensive loss	—	(6)	(6)
Net current period change in accumulated other comprehensive income (loss)	—	8	8
Balance at March 31, 2014	$—	$133	$133

Amounts reclassified from accumulated other comprehensive income (loss) for the three months ended March 31, 2015 were as follows (in thousands):

	Affected Line Item in the	Three Months Ended March 31,
Details about AOCI Components	Statement of Operations	2015	2014
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$3	$(6)
Total reclassifications		$3	$(6)

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

At March 31, 2015, the Company had $2.9 million of assets under construction which consisted of $1.6 million of capitalized costs related to software projects, $0.9 million of costs related to machinery and equipment, and $0.4 million of costs related to leasehold improvement projects. Depreciation will begin on these assets once they are placed into service. We expect to incur minimal costs to complete the leasehold improvement, machinery and equipment, and the software projects, and these projects are expected to be completed in 2015.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
	2015	2014
Shares issuable upon exercise of stock options	5,222	6,261
Shares issuable upon exercise of outstanding warrants(1)	—	155
Shares issuable upon the release of restricted stock awards	2,305	1,519
Shares issuable upon the vesting of restricted stock awards related to licensing agreement	24	49
	7,551	7,984

(1)

At March 31, 2014, represents warrants to purchase 80,000 shares of common stock issued under a license agreement and warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

Laboratory Service Revenue. The Company’s revenues will be generated primarily by the Cologuard test. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. The Company assesses whether the fee is fixed or determinable and if the collectability is reasonably assured based on the nature of the fee charged for the laboratory services delivered and whether there are existing contractual arrangements with customers, third-party commercial payors (insurance carriers and health plans) or coverage of the test by Centers for Medicare & Medicaid Services (CMS). In addition, when evaluating collectability, the Company considers factors such as collection experience for the healthcare industry, the financial standing of customers or third-party commercial payors, and whether it has sufficient collection history to reliably estimate a payor's individual payment patterns.

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

For laboratory services performed, where the collectability is not reasonably assured, the Company will continue to recognize revenues upon cash collection until it can reliably estimate the amount that would be ultimately collected for the Cologuard test. In order to begin to record revenue on an accrual basis in these scenarios, the Company expects to use at least several months of payment history, review the number of tests paid against the number of tests billed, and consider the payor's outstanding balance for unpaid tests to determine whether payments are being made for a consistently high percentage of tests billed and at appropriate amounts given the contracted or historical payment amount.  With regard to Cologuard tests covered by Medicare, the national coverage determination for Cologuard was released by CMS on October 9, 2014.

The Company recognized approximately $4.3 million in laboratory service revenue for the three months ended March 31, 2015.

License fees.  License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period. As more fully described in the 2014 Form 10-K, in connection with the Company’s January 2009 strategic transaction with Genzyme Corporation, the Company deferred the initial $16.65 million in cash received at closing and amortized that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014. In addition, in 2010 the Company received holdback amounts of $1.85 million, which were deferred at the time of receipt and were amortized on a straight-line basis into revenue over the then remaining term of the collaboration period.

In addition, the Company deferred $1.53 million premium related to common stock purchased by Genzyme and amortized that amount on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014.

The Company did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended March 31, 2015. The Company recognized approximately $0.3 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended March 31, 2014.

Inventory

Inventory is stated at the lower of cost or market value (net realizable value). The Company determines the cost of inventory using the first-in, first out method (FIFO). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and records a charge to cost of sales for such inventory as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.  Raw material inventory that was purchased in prior periods, and expensed to research and development, may still be on hand and used toward the production of commercial Cologuard, provided it has an appropriate remaining shelf life.  This inventory is expected to provide a gross margin benefit to the Company in future periods of $0.6 million if the entirety of those balances were allocated to inventory produced for resale and not allocated to research and development activities.

Inventory consist of the following (amount in thousands):

	March 31,
	2015	2014
Raw Materials	$2,305	$—
Semi-finished and finished goods	3,118	—
Total inventory	$5,423	$—

Foreign Currency Translation

For the Company’s international subsidiary, the local currency is the functional currency. Assets and liabilities of this subsidiary are translated into United States dollars at the period-end exchange rate or historical rates as appropriate. Consolidated statements of earnings amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as a component of accumulated other comprehensive income in total Exact Sciences Corporation’s shareholders’ equity. Transaction gains and losses are included in the consolidated statement of operations in 2015.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.

(3) MAYO LICENSE AGREEMENT

Overview

As more fully described in the 2014 Form 10-K, in June 2009 the Company entered into a license agreement (the “MAYO Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). Pursuant to the MAYO Agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The MAYO Agreement required the Company to make payments to MAYO for up-front fees, fees upon the achievement of certain milestones, and certain other payments. In addition to the license to intellectual property owned by MAYO, MAYO agreed to make available personnel to provide the Company product development and research and development assistance. The Company agreed to make royalty payments to MAYO on potential future net sales of any products developed from the licensed technology. The Company sought rights to the MAYO intellectual property for the specific purpose of developing a non-invasive, stool-based DNA screening test for colorectal cancer.  At the time the MAYO Agreement was executed, the Company’s sole focus was the development of such a test.  Accordingly, the Company recognized the initial payments and expenses related to the warrants at the time of the transaction and the amounts were expensed to research and development as there were no anticipated alternative future uses associated with the intellectual property.

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

Royalty Payments

Under the MAYO Agreement, the Company agreed to make royalty payments to MAYO based on a percentage of net sales of products developed from the licensed technology starting in the third year of the agreement.  In 2012, minimum royalty payments were $10,000. For each year from 2015 through 2033 (the year the last patent expires), the minimum royalty payments are $25,000 per year.

Other Payments

Other payments under the MAYO Agreement include an upfront payment of $80,000, a milestone payment of $250,000 on the commencement of patient enrollment in a human cancer screening clinical trial, and a $500,000 payment upon FDA approval of the Company’s Cologuard test.  The upfront payment of $80,000 was made in the third quarter of 2009 and expensed to research and development in the second quarter of 2009. The Company began enrollment in human cancer screening clinical trial in June 2011 and the milestone payment of $250,000 was made and expensed to research and development in June 2011.  The Company received FDA approval for its Cologuard test in August 2014, and the milestone payment of $500,000 was made and expensed to research and development in August 2014.

In addition, the Company pays MAYO for research and development efforts.  During the three months ended March 31, 2015, the Company made payments of $1.2 million. At March 31, 2015 the Company recorded an estimated liability in the amount of $0.5 million for MAYO’s research and development efforts.  During the three months ended March 31, 2014, the Company made research and development payments to MAYO of $0.3 million. At March 31, 2014 the Company recorded an estimated liability in the amount of $0.7 million for research and development efforts.

May 2012 Amendment

In May 2012 the Company expanded the relationship with MAYO through an amendment to the MAYO Agreement. As part of the amendment, MAYO expanded the Company’s license to include all gastrointestinal cancers and diseases, and new cancer screening applications of stool- and blood-based testing.

As part of the amendment, the Company agreed to make restricted stock grants to MAYO upon the achievement of certain milestones with respect to commercial launch of the Company’s second and third licensed products. Additionally, the Company agreed to make milestone payments once certain sales levels are reached on licensed products. It is uncertain as to when or if these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company evaluates the status of the milestone payments at each reporting date to determine if a liability should be recorded for the milestone payment.

February 2015 Amendment

In February 2015 the Company amended and restated the MAYO Agreement to extend the Company’s arrangement with MAYO for an additional five years and to broaden the Company’s and MAYO’s collaboration efforts to develop screening, surveillance and diagnostic tests and tools for use in connection with gastrointestinal cancers, precancers, diseases and conditions.  Under the amended and restated agreement (the “Restated MAYO Agreement”), MAYO agreed to continue to make personnel available during the additional five year period to provide the Company product development and research and development assistance. The Restated MAYO Agreement defines “gastrointestinal” to include certain airway organs (including the pharynx, larynx, trachea, bronchi and lungs) and certain head and neck organs (including nasal passages, mouth and throat).  The Restated MAYO Agreement also reflects an expanded list of patent rights that MAYO licenses to the Company.

Pursuant to the Restated MAYO Agreement, the Company agreed to pay MAYO an additional $5.0 million payable in five annual $1.0 million installments, the first of which was due February 10, 2015. The first $1.0 million payment was made to MAYO in February 2015 and was capitalized to pre-paid assets and will be amortized to research and development expenses straight-line over the initial 12 month research period.  Additionally, the Company will make milestone payments once certain sales levels are reached on licensed products. It is uncertain as to when or if these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company evaluates the status of the milestone payments at each reporting date to determine if a liability should be recorded for the milestone payment.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2015 Inducement Grant Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $3.6 million in stock-based compensation expense during the three months ended March 31, 2015 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors, and warrants granted to non-employee consultants.   The Company recorded $2.0 million in stock-based compensation expense during the three months ended March 31, 2014 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

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

Determining Fair Value

Valuation and Recognition – The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below. The estimated fair value of employee stock options is recognized to expense using the straight-line method over the vesting period.

Expected Term – Expected term is based on the Company’s historical life data and is determined using the average of the vesting period and the contractual life of the stock options granted.

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the awards.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the three months ended March 31, 2015 and 2014 was 4.99%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended
	March 31,
	2015	2014
Option Plan Shares
Risk-free interest rates	1.5% - 1.92%	1.96%
Expected term (in years)	6.25 - 6.6	6.25
Expected volatility	67.1% - 73.2%	80.8%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$ 15.81	$ 9.86
ESPP Shares
Risk-free interest rates	(1)	(1)
Expected term (in years)	(1)	(1)
Expected volatility	(1)	(1)
Dividend yield	(1)	(1)
Weighted average fair value per share of stock purchase rights granted during the period	(1)	(1)

(1)	The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, December 31, 2014	4,934,317	$3.63	5.2
Granted	340,978	23.51
Exercised	(28,375)	10.72
Forfeited	(25,000)	14.44
Outstanding, March 31, 2015	5,221,920	$4.83	5.2	$90,249
Exercisable, March 31, 2015	4,419,801	$2.66	4.6	$85,576
Vested and expected to vest, March 31, 2015	5,181,894	$4.74	5.2	$89,532

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $22.02 market price of the Company’s common stock at March 31, 2015.  The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $0.4 million and $0.3 million, respectively.

As of March 31, 2015, there was $42.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.3 years.

A summary of restricted stock activity under the Stock Plans during the three months ended March 31, 2015 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2015	1,541,114	$13.86
Granted	1,045,486	23.67
Released	(237,061)	11.98
Forfeited	(44,556)	14.01
Outstanding, March 31, 2015	2,304,983	$20.28

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $1.0 million as of March 31, 2015 and December 31, 2014 and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of March 31, 2015 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at March 31, 2015 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$40,679	$40,679	$—	$—
Available-for-Sale
Marketable securities
Corporate bonds	133,438	—	133,438	—
U.S. government agency securities	14,158	—	14,158	—
Asset backed securities	52,879	—	52,879	—
Commercial paper	3,997	—	3,997	—
Total	$245,151	$40,679	$204,472	$—

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

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of March 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2015
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable Securities
Corporate bonds	$47,902	$(16)	$—	$—	$47,902	$(16)
Asset backed securities	23,755	(8)	—	—	23,755	(8)
Total	$71,657	$(24)	$—	$—	$71,657	$(24)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at March 31, 2015 (in thousands):

	Due one year or less		Due after one year through two years
Description	Cost	Fair Value	Cost	Fair Value
Marketable Securities
U.S. government agency securities	$10,252	$10,257	$3,899	$3,901
Corporate bonds	116,067	116,091	17,328	17,347
Commercial paper	3,996	3,997	—	—
Asset backed securities	—	—	52,850	52,879
Total	$130,315	$130,345	$74,077	$74,127

(6) NEW MARKET TAX CREDIT

During the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (NMTC) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to the Madison, Wisconsin facility.  Upon closing of this transaction, the Company provided an aggregate of approximately $5.1 million to the Investor, in the form of a loan receivable, with a term of seven years, bearing an interest rate of 2.74% per annum. This $5.1 million in proceeds plus capital from the Investor was used to make an aggregate $7.5 million loan to a subsidiary of the Company. This financing arrangement is not secured by any assets of the Company. On December 1, 2021, the Company would receive a repayment of its approximately $5.1 million loan. The $5.1 million is eliminated in the consolidation of the financial statements. This transaction also includes a put/call feature that becomes enforceable at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which will serve to trigger forgiveness of the net debt. The value attributable to the put/call is nominal. The $2.4 million is recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as we amortize the contribution liability over the seven-year compliance period as it is being earned through our on-going compliance with the conditions of the NMTC program. At March 31, 2015, the remaining balance is $2.3 million. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

The Investor is subject to 100% recapture of the NMTC it receives for a period of seven years as provided in the Internal Revenue Code and applicable U.S. Treasury regulations.  The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Noncompliance with applicable requirements could result in the Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the Investor for any loss or recapture of NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations.  The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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

Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the NMTC arrangement. The $5.1 million is eliminated in consolidation of the financial statements.

Also in December 2014, in connection with the NMTC transaction, the Company entered into a land purchase option agreement with the owner of certain real property (land) adjacent to the Company’s current Madison, Wisconsin facilities. The option is renewable annually in exchange for a fee. If the Company exercises its land purchase option, they will pay a fixed amount for the land.  That fixed amount approximates the current fair value of the land.  If the Company decides not to exercise its option, then on December 31, 2021 (which is after the seven year compliance period of the NMTC program) the Company must pay $1.2 million to the community development entity. As discussed below, the community development entity is a variable interest entity consolidated into the Company.  The community development entity would then distribute this money to its members.  The majority member of the community development entity is also the owner of the land subject to the land purchase option.  The Company has recorded the obligation and the land purchase option asset for $1.2 million to reflect the Company’s assessment that it is probable that at least $1.2 million will be paid in the future based on resolution of the land purchase option. The asset is included in Other Long-Term Assets and the liability is included in Other Long-Term Liabilities on the consolidated balance sheet.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us”, “our” or the “Company”)  should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, which has been filed with the SEC (the “2014 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payor reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products; the acceptance of our products by patients and health care providers; the amount and nature of competition from other cancer screening products and procedures; our ability to maintain regulatory approvals and comply with applicable regulations; our success establishing and maintaining collaborative and licensing arrangements; our ability to successfully develop new products; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10‑K and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of colorectal cancer. We have developed a non-invasive, patient friendly screening test called Cologuard® to meet our primary goal of becoming the market leader in non-invasive colorectal cancer screening products.

Our strategic roadmap to achieve this goal includes the following key components:

•	commercialize an FDA-approved product that detects colorectal pre-cancer and cancer;
•	successfully operate a Federal Clinical Laboratory Improvement Amendments (CLIA) certified laboratory facility to process Cologuard tests and provide patient results; and
•	secure favorable reimbursement for our laboratory services from payors.

Our Cologuard test is a non-invasive stool-based DNA (sDNA) screening test designed to detect DNA markers, which in published studies have been shown to be associated with colorectal cancer. In addition to DNA markers, our test includes a protein marker to detect blood in the stool, utilizing an antibody-based fecal immunochemical test (FIT).

On August 11, 2014 the U.S. Food and Drug Administration (FDA) approved Cologuard for use as the first and only sDNA non-invasive colorectal cancer screening test. In addition, on October 9, 2014 the Centers for Medicare and Medicaid Services (CMS) issued a final National Coverage Determination (NCD) extending coverage for Cologuard as a colorectal cancer screening test for asymptomatic, average risk Medicare beneficiaries, aged 50 to 85 years. CMS has established reimbursement for Cologuard (CPT Code G0464) at $492.72 in the CMS 2015 Clinical Lab Fee Schedule. Payments from CMS are subject to sequestration.

Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths among non-smokers. Each year there are:

•	137,000 new cases in the U.S.
•	50,000 deaths in the U.S.
•	1,200,000 new cases worldwide
•	600,000 deaths worldwide

Colorectal cancer treatment represents a significant growing healthcare cost. Annually, $14 billion is spent in the U.S. on colorectal cancer treatment and the projected annual treatment costs are expected to be $20 billion in 2020. The incidence of colorectal cancer in Medicare patients is expected to rapidly rise from 106,000 cases in 2010 to more than 180,000 cases in 2030.

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

Professional colorectal cancer screening guidelines in the U.S., including those of the ACS, the American College of Gastroenterology, and the American Gastroenterological Association, recommend regular screening by a variety of methods. Historically, these recommendations consisted of colonoscopy, flexible sigmoidoscopy and fecal occult blood testing (FOBT) as well as combinations of some of these methods. On March 4, 2008, the ACS and the U.S. Multi-Society Task Force on Colorectal Cancer included sDNA screening technology in an updated national colorectal cancer screening guidelines as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older. The U.S. Multi-Society Task Force on Colorectal Cancer is a consortium of several organizations that includes representatives of the American College of Gastroenterology, American Gastroenterological Association, American Society for Gastrointestinal Endoscopy and the American College of Physicians/Society of Internal Medicine. In November 2014 the ACS updated the colorectal cancer screening guidelines to specifically include Cologuard as a recommended sDNA screening test.

The competitive advantages of sDNA-based screening provide a significant market opportunity. Assuming a 30-percent test adoption rate and a three-year screening interval, we estimate the potential U.S. market for sDNA screening to be more than $2 billion and we estimate the potential global market opportunity to be greater than $3 billion.

On August 11, 2014, the FDA approved Cologuard for use as the first and only sDNA non-invasive colorectal cancer screening test. Our submission to the FDA for Cologuard included the results of our pivotal DeeP-C clinical trial that had over 10,000 patients enrolled at 90 enrollment sites in the U.S. and Canada. The results of our DeeP-C clinical trial for Cologuard were published in the New England Journal of Medicine in April 2014. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening,” highlighted the performance of Cologuard in the trial population:

•	Cancer Sensitivity: 92%

•	High-Grade Dysplasia Sensitivity: 69%
•	Specificity: 87%

We believe having FDA approval of Colguard is a prerequisite for building broad consumer and physician demand and successfully commercializing our sDNA colorectal cancer screening technology.

On October 9, 2014, the CMS issued a final NCD for Cologuard. As outlined in the NCD, Medicare Part B will cover Cologuard once every three years for beneficiaries who meet all of the following criteria:

•	Age 50 to 85 years,
•

Asymptomatic (no signs or symptoms of colorectal disease including but not limited to lower gastrointestinal pain, blood in stool, positive guaiac fecal occult blood test or fecal immunochemical test), and

•

At average risk for developing colorectal cancer (no personal history of adenomatous polyps, colorectal cancer, or inflammatory bowel disease, including Crohn’s Disease and ulcerative colitis; no family history of colorectal cancers or adenomatous polyps, familial adenomatous polyposis, or hereditary non-polyposis colorectal cancer).

In the 2015 Clinical Laboratory Fee Schedule, CMS has established reimbursement for Cologuard (CPT Code G0464) at $492.72. Payments from CMS are subject to sequestration. We believe that obtaining a favorable national coverage decision and a commercially viable reimbursement rate from CMS for Cologuard are necessary to achieve material commercial success. Medicare covers 43% of patients in the screening population for Cologuard. We believe the favorable CMS coverage decision may also aid in securing positive coverage decisions from major national and regional managed care organizations, insurance carries, and self-insured employer groups.

We also believe it will be necessary to secure favorable coverage and reimbursement from commercial payors to achieve commercial success. We believe that third-party payors’ reimbursement of Cologuard will depend on a number of factors, including payors’ determination that it is: sensitive for colorectal cancer; not experimental or investigational; approved by major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

Cologuard is currently recommended for colorectal cancer screening in ACS guidelines, which is a significant preliminary step to securing coverage with commercial payors.

A critical part of the value proposition of Cologuard is our physician and patient engagement team which helps to drive compliance for Cologuard as the team actively engages with patients to help them get screened. This activity is focused on having patients complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened. In addition, monthly compliance reports are provided to physicians relevant to their patient population.

Our sales and marketing strategy includes three main elements with a focus on physicians, patients, and payors.

We are engaging physicians with several strategies. We have a 180 person sales team, including approximately 140 in a direct field sales force, actively engaging with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We are focused on specific physicians based on specialty and propensity to prescribe colorectal cancer screening tests. We are also focused on physician groups and larger regional and national health systems. Further, to build awareness, we have launched a medical education program that includes on-line training and peer-to-peer presentations.

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

As part of our commercialization strategy, we also established a state of the art, highly automated lab facility that is certified pursuant to applicable CLIA regulations to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 32,000 square foot facility in Madison, Wisconsin. We have the capacity at our lab to process approximately one million tests per year.

We have generated limiting operating revenues since inception and, as of March 31, 2015, we had an accumulated deficit of approximately $456.6 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

2015 Priorities

Our top priorities for 2015 include growing revenue for Cologuard, continuing to provide world class service as order volume grows, and developing our product pipeline for future products.

We plan to grow Cologuard revenue through the continued efforts of our sales force to work with physicians and systems to adopt Cologuard for colorectal cancer screening. In addition, we are working with payors to secure favorable reimbursement for Cologuard which will be a key component to growing revenue for 2015.

Another key priority for 2015 is to continue to provide world class service to patients and achieve a greater than 70% compliance rate for patients who are prescribed Cologuard and to whom we ship a Cologuard test kit.

We also plan on continuing to collaborate with MAYO on future products related to early detection of gastrointestinal (GI) cancers specifically in the areas of esophageal and pancreatic cancers. GI cancers account for 145,000 or 25% of all U.S. cancer deaths annually and represent a significant market opportunity for future products. In February 2015 we amended and restated our license agreement with MAYO to extend our arrangement with MAYO for an additional five years and broaden our collaboration efforts to develop screening, surveillance and diagnostic tests and tools for use in connection with gastrointestinal cancers, precancers, diseases and conditions.

Additionally, we will continue to explore opportunities for expanding the indications of Cologuard such as for patients between the ages of 40-50 or for high risk patients like those with inflammatory bowel disease.

Financial Overview

Laboratory service revenue. Total laboratory service revenue was $4.3 million for the three months ended March 31, 2015. Our laboratory service revenue is generated primarily by the Cologuard test. Cologuard became available to be marketed and sold upon FDA approval on August 11, 2014.

License fee revenue.  There was no license fee revenue for the three months ended March 31, 2015 and $0.3 million for the three months ended March 31, 2014. License fee revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year. Due to completion of the collaboration period in January 2014, we do not expect to recognize further significant revenues under this agreement.

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

While our significant accounting policies are more fully described in Note 2 of our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

For laboratory services performed, where the collectability is not reasonably assured, we will continue to recognize revenues upon cash collection until it can reliably estimate the amount that would be ultimately collected for the Cologuard test. In order to begin to record revenue on an accrual basis in these scenarios, we expect to use at least several months of payment history, review the number of tests paid against the number of tests billed, and consider the payor’s outstanding balance for unpaid tests to determine whether payments are being made for a consistently high percentage of tests billed and at appropriate amounts given the contracted or historical payment amount. Our Cologuard test became available upon FDA approval on August 11, 2014. The national coverage decision was released by CMS on October 9, 2014. Total laboratory service revenue for the three months ended March 31, 2015 was $4.3 million.

License fees.  License fees for the licensing of product rights on initiation of strategic agreements are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight-line basis over the license period.

As more fully described in our 2014 Form 10-K, in connection with our January 2009 strategic transaction with Genzyme Corporation, we deferred the initial $16.65 million in cash received at closing and amortized that up-front payment on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014. In addition, in 2010 we received holdback amounts of $1.85 million, which were deferred at the time of receipt and were amortized on a straight-line basis into revenue over the then remaining term of the collaboration period.

In addition, we deferred a $1.53 million premium related to common stock purchased by Genzyme and amortized that amount on a straight-line basis into revenue over the initial five-year collaboration period which ended in January 2014.

We did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended March 31, 2015. We recognized approximately $0.3 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the three months ended March 31, 2014.

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

•	Expected Term - Expected term is based on the Company’s historical life data and is determined using the average of the vesting period and the contractual life of the stock options granted.

•	Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the awards.

•

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining expected term.

•

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the three months ended March 31, 2015 and 2014 was 4.99%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Laboratory service revenue. Our laboratory service revenues will be generated primarily by the Cologuard test. Our Cologuard test became available upon FDA approval on August 11, 2014. Total laboratory service revenue for the three months ended March 31, 2015 was $4.3 million.

License fee revenue.  There was no license fee revenue for the three months ended March 31, 2015. Total license fee revenue was $0.3 million for the three month periods ended March 31, 2014. License fee revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year.

Cost of Sales. Cost of sales includes costs related to inventory production and usage and the cost of laboratory services to process tests and provide results to physicians. Gross margin as a percentage of laboratory service revenue is also affected by our current revenue recognition policy, which may result in costs being incurred in one period that relate to revenues recognized in a later period. Cost of sales was $4.2 million for the three months ended March 31, 2015 compared to none in the comparable prior year period. The increase in cost of sales is related to the production of our Cologuard test which obtained FDA approval during the third quarter of 2014.

	Three Months Ended March 31,
	2015	2014	Change
Personnel expenses	$1.5	$—	$1.5
Direct production costs	1.0	—	1.0
Depreciation expense	0.7	—	0.7
Professional fees	0.3	—	0.3
Other cost of sales	0.3	—	0.3
Facility costs	0.2	—	0.2
Stock-based compensation	0.1	—	0.1
Royalty fees	0.1	—	0.1
Total cost of sales expenses	$4.2	$—	$4.2

Research and development expenses. Research and development expenses decreased to $6.6 million for the three months ended March 31, 2015 from $7.4 million for the three months ended March 31, 2014. This was primarily due to a decrease in personnel expenses, lab expenses, clinical trial expenses, and research collaborations expenses due to production expenses shifting to cost of sales upon FDA approval during the third quarter in 2014.

	Three Months Ended March 31,
	2015	2014	Change
Personnel expenses	$2.3	$2.5	$(0.2)
Professional fees	1.1	0.3	0.8
Other research and development	0.9	1.4	(0.5)
Clinical trial expenses	0.8	0.9	(0.1)
Stock-based compensation	0.7	0.7	—
Research collaborations	0.5	0.6	(0.1)
Lab expenses	0.3	1.0	(0.7)
Total research and development expenses	$6.6	$7.4	$(0.8)

General and administrative expenses.  General and administrative expenses increased to $13.0 million for the three months ended March 31, 2015 compared to $4.6 million for the three months ended March 31, 2014. The increase in general and administrative expenses was primarily a result of increased legal and professional fees, increased personnel costs and stock-based compensation expense due to increased headcount, additional information technology costs, increased depreciation expense, and other general and administrative expenses to support the overall growth of the Company.

	Three Months Ended March 31,
	2015	2014	Change
Personnel expenses	$4.1	$1.2	$2.9
Legal and professional fees	3.6	1.3	2.3
Stock-based compensation	1.7	1.0	0.7
Information technology costs	1.6	0.2	1.4
Other general and administrative	1.0	0.6	0.4
Depreciation expense	0.8	0.2	0.6
Facility costs	0.2	0.1	0.1
Total general and administrative expenses	$13.0	$4.6	$8.4

Sales and marketing expenses. Sales and marketing expenses increased to $16.5 million for the three months ended March 31, 2015, from $4.5 million for the three months ended March 31, 2014. The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts to prepare for the commercialization of our Cologuard test.

	Three Months Ended March 31,
	2015	2014	Change
Personnel expenses	$9.6	$1.4	$8.2
Professional fees	4.8	2.6	2.2
Other sales and marketing	1.1	0.3	0.8
Stock-based compensation	1.0	0.2	0.8
Total sales and marketing expenses	$16.5	$4.5	$12.0

Investment income.  Investment income increased to $222.0 thousand for the three months ended March 31, 2015 compared to $86.0 thousand for the three months ended March 31, 2014. This is primarily due to an increase in the average investment balance for the three months ended March 31, 2015 when compared to the same period in 2014. This is primarily the result of our larger issuances of common stock in 2014 as compared to 2013.

Interest expense. Interest expense decreased to $11.0 thousand for the three months ended March 31, 2015 from $15.0 thousand for the three months ended March 31, 2014. This decrease is primarily due to less interest expense recognized for our capital lease during the three months ended March 31, 2015 when compared to the same period in 2014.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of March 31, 2015, we had approximately $40.7 million in unrestricted cash and cash equivalents and approximately $204.5 million in marketable securities.

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

Net cash used in operating activities was $34.5 million for the three months ended March 31, 2015 as compared to $12.4 million for the three months ended March 31, 2014. The principal use of cash in operating activities for the three months ended March 31, 2015 was to fund our net loss which increased from the three months ended March 31, 2014 primarily due to increased sales and marketing efforts and general and administrative costs due to the commercial launch of Cologuard and to support the overall growth of the Company.

Net cash provided by investing activities was $16.8 million for the three months ended March 31, 2015 as compared to $17.3 million of cash provided by investing activities for the three months ended March 31, 2014.  The decrease in cash provided by investing activities for the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $3.2 million for the three months ended March 31, 2015 and $4.8 million for the same period in 2014. The decrease in property and equipment purchases during the three months ended March 31, 2015 was primarily the result of decreased laboratory equipment purchases. During the three months ended March 31, 2014 our laboratory equipment purchases were significant to build a fully functioning facility.

Net cash provided by financing activities was $295.0 thousand for the three months ended March 31, 2015, as compared to net cash provided by financing activities of $2.0 thousand for the three months ended March 31, 2014. The increase in cash provided by financing activities for the three months ended March 31, 2015 was due to the receipt of $386.0 thousand from stock option exercises slightly offset by capital lease payments of $91.0 thousand compared to the receipt of $88.0 thousand from stock option exercises slightly offset by capital lease payments of $86.0 thousand for the same period in 2014.

We expect that cash and cash equivalents and marketable securities on hand at March 31, 2015, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, since payments for our Cologuard test will be our only material revenue source and we have just begun to collect such payments and do not know the timing or amount of any such payments, it is possible that we may need to raise additional capital to fully fund our current strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of March 31, 2015 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter covered by this report, there have been no significant changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or results of operations. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2015, we issued Restricted Stock Unit awards to sixty-six new non-executive employees as inducement grants to enter into employment with the Company.  These awards cover a total of 133,154 shares of the Company’s common stock.  These awards vest in four equal annual installments beginning on the first anniversary of the date of grant.  These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.  The Company intends to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest.

On March 9, 2015, we issued Restricted Stock Unit awards to one hundred sixty-six new non-executive employees as inducement grants to enter into employment with the Company.  These awards cover a total of 125,661 shares of the Company’s common stock.  These awards vest in four equal annual installments beginning on the first anniversary of the date of grant.  These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.  The Company intends to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest.

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

EXACT SCIENCES CORPORATION

Date: May 4, 2015	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2015	By:	/s/ William J. Megan
William J. Megan
Senior Vice President, Finance
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812), filed on October 27, 2000, and incorporated herein by reference).

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix A to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders, filed on June 20, 2014, and incorporated herein by reference).

3.3	Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Report on Form 10-Q for the period ended March 31, 2009 and incorporated herein by reference)

10.1*	Amended and Restated License Agreement between the Registrant and MAYO Foundation for Medical Education and Research dated February 2, 2015.

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*Confidential Treatment requested for certain portions of this Agreement.