Form 10-Q
period 2015-06-30
EXACT SCIENCES CORP
filed 2015-07-31
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 29, 2015, the registrant had 96,087,664 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$33,765	$58,131
Marketable securities	177,053	224,625
Accounts receivable, net	2,151	1,376
Inventory, net	6,275	4,017
Prepaid expenses and other current assets	4,019	3,528
Total current assets	223,263	291,677
Property and Equipment, at cost:
Laboratory equipment	11,279	10,381
Assets under construction	7,664	1,552
Computer equipment and computer software	10,807	7,577
Leasehold improvements	6,446	5,937
Furniture and fixtures	933	939
	37,129	26,386
Less—Accumulated depreciation	(9,817)	(6,439)
Net property and equipment	27,312	19,947
Other long-term assets	2,442	1,200
Total assets	$253,017	$312,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,345	$2,647
Accrued liabilities	16,306	13,960
Debt and capital lease obligation, current portion	345	360
Other short-term liabilities	734	554
Total current liabilities	18,730	17,521
Long-term debt	3,488	1,000
Long-term accrued interest	—	106
Other long-term liabilities	4,620	3,599
Lease incentive obligation, less current portion	1,338	1,614
Total liabilities	28,176	23,840

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares Issued and outstanding—no shares at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares Issued and outstanding—89,061,044 and 88,626,042 shares at June 30, 2015 and December 31, 2014	891	887
Additional paid-in capital	719,635	709,019
Accumulated other comprehensive income (loss)	(11)	(115)
Accumulated deficit	(495,674)	(420,807)
Total stockholders’ equity	224,841	288,984
Total liabilities and stockholders’ equity	$253,017	$312,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Laboratory service revenue	$8,119	$—	$12,385	$—
License fees	—	—	—	294
Total revenue	8,119	—	12,385	294

Cost of sales	5,094	—	9,306	—
Gross margin	3,025	—	3,079	294

Operating expenses:
Research and development	8,115	7,174	14,686	14,604
General and administrative	13,683	6,230	26,654	10,816
Sales and marketing	20,593	6,166	37,117	10,622
Total operating expenses	42,391	19,570	78,457	36,042
Loss from operations	(39,366)	(19,570)	(75,378)	(35,748)

Other income (expense)
Investment income	193	146	415	232
Interest income (expense)	107	(13)	96	(28)
Total other income	300	133	511	204

Net loss	$(39,066)	$(19,437)	$(74,867)	$(35,544)

Net loss per share—basic and diluted	$(0.44)	$(0.24)	$(0.84)	$(0.46)

Weighted average common shares outstanding—basic and diluted	88,919	82,048	88,791	76,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(39,066)	$(19,437)	$(74,867)	$(35,544)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on available-for-sale investments	(59)	(44)	136	(36)
Foreign currency translation loss	(22)	—	(32)	—
Comprehensive loss	$(39,147)	$(19,481)	$(74,763)	$(35,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(74,867)	$(35,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,377	1,344
Stock-based compensation	8,168	4,478
Amortization of deferred license fees	—	(294)
Amortization of other liabilities	(241)	—
Forgiveness of long-term debt	(1,000)	—
Amortization of premium on short-term investments	702	370
Changes in assets and liabilities:
Prepaid expenses and other current assets	(291)	(1,788)
Accounts receivable	(775)	—
Inventory, net	(2,258)	—
Accounts payable	(1,302)	(404)
Accrued liabilities	3,181	3,210
Lease incentive obligation	(276)	(270)
Accrued interest	(106)	11
Net cash used in operating activities	(65,688)	(28,887)
Cash flows from investing activities:
Purchases of marketable securities	(19,318)	(138,855)
Maturities of marketable securities	66,324	44,768
Purchases of property and equipment	(10,742)	(7,196)
Net cash provided by (used in) investing activities	36,264	(101,283)
Cash flows from financing activities:
Proceeds from exercise of common stock options	859	193
Proceeds from sale of common stock, net of issuance costs	—	137,670
Payments on capital lease obligations	(183)	(173)
Proceeds from mortgage payable	3,656	—
Proceeds in connection with the Company's employee stock purchase plan	758	337
Net cash provided by financing activities	5,090	138,027

Effects of exchange rate on cash and cash equivalents	(32)	—

Net increase (decrease) in cash and cash equivalents	(24,366)	7,857
Cash and cash equivalents, beginning of period	58,131	12,851
Cash and cash equivalents, end of period	$33,765	$20,708
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on available-for-sale investments	$136	$36
Issuance of 21,826 and 32,669 shares of common stock to fund the Company’s 401(k) matching contribution for 2014 and 2013, respectively	$835	$456

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (together with its subsidiaries, “Exact”, “we”, “us” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. The Company has developed an accurate, non-invasive, patient-friendly screening test for the early detection of colorectal cancer and pre-cancer, and is currently working on the development of tests for lung cancer, pancreatic cancer and esophageal cancer.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at June 30, 2015 and December 31, 2014.

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

At June 30, 2015 and December 31, 2014, the Company’s investments were comprised of fixed income investments and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the six months ended June 30, 2015 and 2014.  Realized gains were $4.8 thousand and $7.6 thousand for the six months ended June 30, 2015 and 2014, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the six months ended June 30, 2015, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at June 30, 2015 consisted of the following:

	June 30, 2015
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$120,096	$28	$(22)	$120,102
U.S. government agency securities	4,249	—	(1)	4,248
Asset backed securities	48,687	26	(10)	48,703
Commercial paper	4,000	—	—	4,000
Total available-for-sale securities	$177,032	$54	$(33)	$177,053

Available-for-sale securities at December 31, 2014 consisted of the following:

	December 31, 2014
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$141,239	$21	$(136)	$141,124
U.S. government agency securities	18,687	8	(7)	18,688
Certificates of deposit	60,821	17	(18)	60,820
Commercial paper	3,993	—	—	3,993
Total available-for-sale securities	$224,740	$46	$(161)	$224,625

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (AOCI) for the six months ended June 30, 2015 were as follows (in thousands):

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2014	$—	$(115)	$(115)
Other comprehensive (loss) income before reclassifications	(32)	142	110
Amounts reclassified from accumulated other comprehensive loss	—	(6)	(6)
Net current period change in accumulated other comprehensive income (loss)	(32)	136	104
Balance at June 30, 2015	$(32)	$21	$(11)

The amounts recognized in AOCI for the six months ended June 30, 2014 were as follows (in thousands):

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2013	$—	$125	$125
Other comprehensive (loss) income before reclassifications	—	(24)	(24)
Amounts reclassified from accumulated other comprehensive loss	—	(12)	(12)
Net current period change in accumulated other comprehensive income (loss)	—	(36)	(36)
Balance at June 30, 2014	$—	$89	$89

Amounts reclassified from accumulated other comprehensive income (loss) for the six months ended June 30, 2015 were as follows (in thousands):

	Affected Line Item in the	Six Months Ended June 30,
Details about AOCI Components	Statement of Operations	2015	2014
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$(6)	$(12)
Total reclassifications		$(6)	$(12)

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

At June 30, 2015, the Company had $7.7 million of assets under construction which consisted of $4.8 million related to a new building purchase, $1.5 million of capitalized costs related to software projects, $0.8 million of costs related to machinery and equipment, and $0.6 million of costs related to leasehold improvement and building projects.

Depreciation will begin on these assets once they are placed into service. The Company expects to incur $2.4 million in costs to complete the building improvements of which $1.4 million will be financed.  The Company expects to incur minimal costs to complete the leasehold improvements, machinery and equipment, and the software projects, and these projects are expected to be completed in 2015.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
	2015	2014
Shares issuable upon exercise of stock options	5,144	6,221
Shares issuable upon exercise of outstanding warrants(1)	—	75
Shares issuable upon the release of restricted stock awards	2,277	1,546
Shares issuable upon the vesting of restricted stock awards related to licensing agreement	—	24
	7,421	7,866

(1)	At June 30, 2014, represents warrants to purchase 75,000 shares of common stock issued under a consulting agreement.

Revenue Recognition

Laboratory Service Revenue. The Company’s revenues will be generated primarily by the Cologuard® test. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. The Company assesses whether the fee is fixed or determinable and if the collectability is reasonably assured based on the nature of the fee charged for the laboratory services delivered and whether there are existing contractual arrangements with customers, third-party commercial payors (insurance carriers and health plans) or coverage of the test by Centers for Medicare & Medicaid Services (CMS). In addition, when evaluating collectability, the Company considers factors such as collection experience for the healthcare industry, the financial standing of customers or third-party commercial payors, and whether it has sufficient collection history to reliably estimate a payor's individual payment patterns.

A portion of laboratory service revenues earned by the Company will be initially recognized on a cash basis because the above criteria will not have been met at the time the test results are delivered. The Company generally bills third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test.  Patients may have out-of-pocket costs for amounts not covered by their insurance carrier and the Company bills the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some third-party payors may not cover the Cologuard test under their reimbursement policies. Consequently, in such cases, the Company pursues reimbursement on a case-by-case basis directly from the patient.

For laboratory services performed, where the collectability is not reasonably assured, the Company will continue to recognize revenues upon cash collection until it can reliably estimate the amount that would be ultimately collected for the Cologuard test. In order to begin to record revenue on an accrual basis in these scenarios, the Company expects to use at least several months of payment history, review the number of tests paid against the number of tests billed, and consider the payor's outstanding balance for unpaid tests to determine whether payments are being made for a consistently high percentage of tests billed and at appropriate amounts given the contracted or historical payment amount.  With regard to Cologuard tests covered by Medicare, the national coverage determination for Cologuard was released by CMS on October 9, 2014 and for these tests, revenue is recognized on an accrual basis once the services have been performed as the price is fixed or determinable, and collectability is reasonably assured.

The Company recognized approximately $8.1 million and $12.4 million in laboratory service revenue for the three and six months ended June 30, 2015.

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

The Company did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three and six months ended June 30, 2015. The Company recognized approximately $0.3 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the six months ended June 30, 2014. There was no license fee revenue recognized during the three months ended June 30, 2014.

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

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.  Raw material inventory that was purchased in prior periods, and expensed to research and development, may still be on hand and used toward the production of commercial Cologuard, provided it has an appropriate remaining shelf life.  This inventory is expected to provide a gross margin benefit to the Company in future periods of $0.3 million if the entirety of those balances are allocated to inventory produced for resale and not allocated to research and development activities.

Inventory consist of the following (amount in thousands):

	June 30,	December 31,
	2015	2014
Raw Materials	$1,072	$1,019
Semi-finished and finished goods	5,203	2,998
Total inventory	$6,275	$4,017

Foreign Currency Translation

For the Company’s international subsidiary, formed in 2014, the local currency is the functional currency. Assets and liabilities of this subsidiary are translated into United States dollars at the period-end exchange rate or historical rates as appropriate. Consolidated statements of earnings amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheet as a component of accumulated other comprehensive income in total Exact Sciences Corporation’s shareholders’ equity. Transaction gains and losses are included in the consolidated statement of operations in 2015.

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

Warrants

The warrants granted to MAYO were valued based on a Black-Scholes pricing model at the date of the grant. The warrants were granted with an exercise price of $1.90 per share of common stock. The grant to purchase 1,000,000 shares was immediately exercisable and the grant to purchase 250,000 shares vested and became exercisable over a four year period.

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

In addition, the Company pays MAYO for research and development efforts.  During the three and six months ended June 30, 2015, the Company made payments of $0.4 million and $1.6 million, respectively. At June 30, 2015 the Company recorded an estimated liability in the amount of $0.7 million for MAYO’s research and development efforts.  During the three and six months ended June 30, 2014, the Company made research and development payments to MAYO of $0.2 million and $0.7 million, respectively. At June 30, 2014 the Company recorded an estimated liability in the amount of $1.0 million for research and development efforts.

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

Pursuant to the Restated MAYO Agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual $1.0 million installments, the first of which was due February 10, 2015. The first $1.0 million payment was made to MAYO in February 2015 and was capitalized to pre-paid assets and will be amortized to research and development expenses straight-line over the initial 12 month research period.  Additionally, the Company will make milestone payments once certain sales levels are reached on licensed products. It is uncertain as to when or if these milestones will be met; therefore, the milestone payments have not been recorded as a liability. The Company evaluates the status of the milestone payments at each reporting date to determine if a liability should be recorded for the milestone payment.

(4) MD ANDERSON LICENSE AGREEMENT

Overview

On April 10, 2015, the Company entered into a Joint Development and License Agreement (“MD Anderson Agreement”) with the University of Texas M.D. Anderson Cancer Center (“MD Anderson”) to jointly develop, clinically validate and obtain FDA approval and CMS coverage and reimbursement for in-vitro diagnostic and screening tools for the early detection of lung cancer (the “IVD Assays”). Under the MD Anderson Agreement, MD Anderson granted the Company an exclusive license which provides the Company with the intellectual property rights for the purpose of developing, manufacturing and marketing IVD Assays. In addition to granting the Company a license to the covered MD Anderson intellectual property, MD Anderson agreed to make personnel available to provide the Company product development and research and development assistance. Pursuant to the MD Anderson Agreement, the Company is obligated to reimburse IVD Assay development expenses incurred by the staff at MD Anderson, up to a maximum of $1.0 million per year for the first two years of the MD Anderson Agreement. At June 30, 2015 the Company recorded an estimated liability in the amount of $0.3 million for IVD Assay development efforts. As of June 30, 2015 the Company has not made payments for IVD Assay development costs. Beginning on April 30, 2015 and continuing through December 31, 2016, the Company is required to pay a quarterly fee of $0.3 million for the use of samples already collected prior to the effective date of the agreement which will be utilized in the continued research and development of IVD Assays. As of June 30, 2015 the Company recorded an estimated liability in the amount of $0.5 million for the use of samples provided by MD Anderson. Further, the Company has agreed to pay MD Anderson a low single digit royalty on the Company’s net sales of products using the licensed MD Anderson intellectual property. As of June 30, 2015 there have been no commercial sales of such product.

(5) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective April 28, 2015), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Grant Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $4.6 million and $8.2 million in stock-based compensation expense during the three and six months ended June 30, 2015 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.   The Company recorded $2.5 million and $4.5 million in stock-based compensation expense during the three and six months ended June 30, 2014 in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees and non-employee directors.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the six months ended June 30, 2015 and 2014 was 4.99%.

The fair value of each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Option Plan Shares
Risk-free interest rates	(1)	(1)	1.5% - 1.92%	1.96%
Expected term (in years)	(1)	(1)	6.25	6.25
Expected volatility	(1)	(1)	67.1% - 73.2%	80.8%
Dividend yield	(1)	(1)	0%	0%
Weighted average fair value per share of options granted during the period	(1)	(1)	$ 15.81	$ 9.86
ESPP Shares
Risk-free interest rates	0.25% - 0.6%	0.1% - 0.41%	0.25% - 0.6%	0.1% - 0.41%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	51.2% - 57.4%	42.5% - 49.5%	51.2% - 57.4%	42.5% - 49.5%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$ 7.48	$ 3.76	$ 7.48	$ 3.76

(1)	The Company did not grant options under its 2010 Option Plan during the period indicated.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, December 31, 2014	4,934,317	$3.63	5.2
Granted	340,978	23.51
Exercised	(96,573)	8.08
Forfeited	(35,025)	16.55
Outstanding, June 30, 2015	5,143,697	$4.77	5.0	$128,421
Exercisable, June 30, 2015	4,367,935	$2.61	4.3	$118,496
Vested and expected to vest, June 30, 2015	5,104,986	$4.68	5.2	$127,926

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $29.74 market price of the Company’s common stock at June 30, 2015.  The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $1.8 million and $0.7 million, respectively.

As of June 30, 2015, there was $38.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future changes in forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.1 years.

A summary of restricted stock activity under the Stock Plans during the six months ended June 30, 2015 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2015	1,541,114	$13.86
Granted	1,104,074	23.62
Released	(262,656)	11.84
Forfeited	(105,825)	14.79
Outstanding, June 30, 2015	2,276,707	$18.78

(6) FAIR VALUE MEASUREMENTS

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

Fixed-income securities and mutual funds are valued using a third party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $3.5 million and $1.0 million as of June 30, 2015 and December 31, 2014, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of June 30, 2015 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.  Amounts in the table are in thousands.

		Fair Value Measurement at June 30, 2015 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$33,765	$33,765	$—	$—
Available-for-Sale
Marketable securities
Corporate bonds	120,101	—	120,101	—
U.S. government agency securities	4,249	—	4,249	—
Asset backed securities	48,703	—	48,703	—
Commercial paper	4,000	—	4,000	—
Total	$210,818	$33,765	$177,053	$—

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

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of June 30, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2015
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable Securities
Corporate bonds	$65,965	$(21)	$—	$—	$65,965	$(21)
U.S. government agency securities	2,498	(1)	—	—	2,498	(1)
Asset backed securities	21,863	(10)	1,432	(1)	23,295	(11)
Total	$90,326	$(32)	$1,432	$(1)	$91,758	$(33)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at June 30, 2015 (in thousands):

	Due one year or less		Due after one year through two years
Description	Cost	Fair Value	Cost	Fair Value
Marketable Securities
U.S. government agency securities	$4,249	$4,249	$—	$—
Corporate bonds	112,370	112,367	7,725	7,734
Commercial paper	4,000	4,000	—	—
Asset backed securities	—	—	48,687	48,703
Total	$120,619	$120,616	$56,412	$56,437

(7) NEW MARKET TAX CREDIT

During the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to the Madison, Wisconsin facility.  Upon closing of this transaction, the Company provided an aggregate of approximately $5.1 million to the Investor, in the form of a loan receivable, with a term of seven years, bearing an interest rate of 2.74% per annum. This $5.1 million in proceeds plus capital from the Investor was used to make an aggregate $7.5 million loan to a subsidiary of the Company. This financing arrangement is not secured by any assets of the Company. On December 1, 2021, the Company would receive a repayment of its approximately $5.1 million loan. The $5.1 million is eliminated in the consolidation of the financial statements. This transaction also includes a put/call feature that becomes enforceable at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which will serve to trigger forgiveness of the net debt. The value attributable to the put/call is nominal. The $2.4 million is recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through our on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2015. At June 30, 2015, the remaining balance is $2.2 million. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

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

The Investor and its majority owned community development entity are considered Variable Interest Entities (VIEs) and the Company is the primary beneficiary of the VIEs.  This conclusion was reached based on the following:

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

Also in December 2014, in connection with the NMTC transaction, the Company entered into a land purchase option agreement with the owner of certain real property (land) adjacent to certain of the Company’s current Madison, Wisconsin facilities. The option is renewable annually in exchange for a fee. If the Company exercises its land purchase option, it will pay a fixed amount for the land.  That fixed amount approximates the current fair value of the land.  If the Company decides not to exercise its option, then on December 31, 2021 (which is after the seven year compliance period of the NMTC program) the Company must pay $1.2 million to the community development entity. As discussed below, the community development entity is a variable interest entity consolidated into the Company.  The community development entity would then distribute this money to its members.  The majority member of the community development entity is also the owner of the land subject to the land purchase option.  The Company has recorded the obligation and the land purchase option asset for $1.2 million to reflect the Company’s assessment that it is probable that at least $1.2 million will be paid in the future based on resolution of the land purchase option. The asset is included in Other Long-Term Assets and the liability is included in Other Long-Term Liabilities on the consolidated balance sheet.

(8)  LONG-TERM DEBT

Building Purchase Mortgage

During June 2015, the Company entered into a debt agreement with an unrelated third party financial institution to finance the purchase of the facility and contemplated improvements located at 501 Charmany Drive in Madison, WI for $5.1 million. Of the $5.1 million in funds available pursuant to the credit agreement, $3.7 million was directly applied towards the purchase price of the building in June 2015 and the remaining $1.4 million is a construction loan available to finance future improvements. The debt agreement is secured by the acquired building.

Borrowings under the debt agreement bear interest at 4.15% per annum which is calculated on the outstanding principal balance. The Company is required to make interest only payments on the outstanding principal balance from July 12, 2015 through September 12, 2015 which is the period the Company anticipates completing all building related improvements.  Beginning on October 12, 2015 and continuing through the maturity date, May 12, 2019, the Company is required to make monthly principal and interest payments of $31.2 thousand. The final principal and interest payment due on June 12, 2019 is $4.4 million.

As of June 30, 2015 no draws have been made on the $1.4 million portion of the debt agreement related to construction of future improvements. There is an outstanding principal balance of $3.7 million, and the current portion is $0.2 million. Additionally, the Company has recorded $26.1 thousand in deferred financing costs which are being amortized through June 12, 2019.

Wisconsin Department of Commerce Loan

During November 2009, the Company entered into a loan agreement with the Wisconsin Department of Commerce pursuant to which the Wisconsin Department of Commerce agreed to lend up to $1.0 million to the Company subject to the Company’s satisfaction of certain conditions. The Company received the $1.0 million in December 2009. The terms of the loan are such that portions of the loan become forgivable if the Company meets certain job creation requirements at a specified wage rate. After the Company creates 100 full time positions, the principal shall be reduced at the rate of $5,405 for each new position created thereafter during the measurement period. The loan’s terms also contain a milestone that if the Company has created 185 new full‑time positions as of June 30, 2015, the full amount of principal shall be forgiven. The loan bears an interest rate of 2%, which is subject to an increase to 4% if the Company does not meet certain job creation requirements. Both principal and interest payments under the loan agreement are deferred for five years.

As of June 30, 2015, and during the term of the loan agreement, the Company has created 185 new, full-time Wisconsin-based jobs at the specified wage rate. The $1.0 million benefit associated with the expected loan forgiveness has been recorded as an offset to the operating expenses during the period ended June 30, 2015.

(9)  WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS

During the first quarter of 2015, the Company entered into an agreement with the Wisconsin Economic Development Corporation (“WEDC”) to earn $9.0 million in refundable tax credits if the Company expends $26.3 million in capital investments and establishes and maintains 758 full-time positions in the state of Wisconsin over a seven year period.  The tax credits earned should first be applied against the tax liability otherwise due and if there is no such liability present, the claim for tax credits will be reimbursed in cash to the Company.  The maximum amount of the refundable tax credit to be earned for each year is fixed, and the Company earns the credits by meeting certain capital investment and job creation thresholds over the seven year period. Should the Company earn and receive the job creation tax credits but not maintain those full-time positions through the end of the agreement, the Company may be required to pay those credits back to WEDC.

The Company will record the earned tax credits as job creation and capital investments occur. The amount of tax credits earned will be recorded as a liability and amortized as a reduction of operating expenses over the expected period of benefit. The tax credits earned from capital investment will be recognized as on offset to depreciation expense over the expected life of the acquired capital assets. The tax credits earned related to job creation will be recognized as an offset to operational expenses over the life of the agreement as the Company is required to maintain the minimum level of full-time positions through the seven year period.

As of June 30, 2015 the Company has earned $1.4 million of tax credits.  $0.2 million is a current asset and $1.2 million is a long term asset, reflecting when collection of the refundable tax credits is expected to occur.

During the three and six month periods ending June 30, 2015, the Company has amortized $40.5 thousand of the credits earned as a reduction of operating expenses.  At June 30, 2015, the Company also has a $0.2 million current liability and a $1.2 million long term liability, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

(10)  SUBSEQUENT EVENTS

On July 24, 2015 the Company completed an underwritten public offering of 7.0 million shares of common stock at a price of $25.50 per share to the public. The Company received approximately $174.0 million of net proceeds from the offering, after deducting $4.5 million for the underwriting discounts and commissions and other stock issuance costs paid by the Company.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for the Company’s financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company would be permitted to early adopt ASU 2014-09 for the fiscal year beginning after December 15, 2016, and interim periods therein. The Company is currently evaluating the impact of this amendment on its financial position and results of operations.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payor reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products; the acceptance of our products by patients and health care providers; the willingness of health insurance companies and other payors to reimburse us for our performance of the Cologuard test; the amount and nature of competition from other cancer screening products and procedures; our ability to maintain regulatory approvals and comply with applicable regulations; our success establishing and maintaining collaborative and licensing arrangements; our ability to successfully develop new products; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of our most recent Annual Report on Form 10‑K and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. Exact has developed an accurate, non-invasive, patient-friendly screening test, Cologuard®, for the early detection of colorectal cancer and pre-cancer, and is currently working on the development of tests for lung cancer, pancreatic cancer and esophageal cancer.

Our Cologuard test is a non-invasive stool-based DNA (sDNA) screening test designed to detect DNA markers, which in published studies have been shown to be associated with colorectal cancer. In addition to DNA markers, our test includes a protein marker to detect blood in the stool, utilizing an antibody-based fecal immunochemical test (FIT).

On August 11, 2014 the U.S. Food and Drug Administration (FDA) approved Cologuard for use as the first and only sDNA non-invasive colorectal cancer screening test. In addition, on October 9, 2014 the Centers for Medicare and Medicaid Services (CMS) issued a final National Coverage Determination (NCD) extending coverage for Cologuard as a colorectal cancer screening test for asymptomatic, average risk Medicare beneficiaries, aged 50 to 85 years. CMS has established reimbursement for Cologuard (HCPCS Code G0464) at $492.72 in the CMS 2015 Clinical Lab Fee Schedule. Payments from CMS are subject to sequestration.

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

In the 2015 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard (HCPCS code G0464) at $492.72. However, under the Protecting Access to Medicare Act of 2014 (“PAMA”), the basis for Cologuard’s CMS reimbursement rate is expected to change, beginning in January, 2017. Under PAMA, the CMS reimbursement rate for Cologuard is expected to be calculated based on the weighted median of private payer rates. Medicare covers 43% of patients in the screening population for Cologuard.

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

Cologuard is currently included in the ACS colorectal cancer screening guidelines. The US Preventive Services Task Force (USPSTF) is expected to issue draft colorectal cancer screening guidelines during the second half of 2015 and final guidelines during the first half of 2016. If USPSTF assigns an "A" or "B" grade to Cologuard, then the Patient Protection and Affordable Care Act will require most private health insurance plans to begin (within one year after the new USPSTF recommendation) covering Cologuard without charging the patient any co-pay or deductible. Although we cannot provide any assurance that USPSTF will assign Cologuard an "A" or "B" grade, we believe receiving an "A" or "B" grade would increase Cologuard's insurance coverage and market adoption.

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

We are engaging physicians with several strategies. We have a 245 person sales team, including approximately 200 in a direct field sales force, actively engaging with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We are focused on specific physicians based on specialty and propensity to prescribe colorectal cancer screening tests. We are also focused on physician groups and larger regional and national health systems. We have entered into a co-promotion agreement with Ironwood Pharmaceuticals and leveraging 160 of their clinical sales specialists to substantially increase  the number of physicians reached in the United States. Further, to build awareness, we have launched a medical education program that includes on-line training and peer-to-peer presentations.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels.

One of the key components to engaging with payors was securing coverage from CMS which we did in October of 2014. Additionally, we are providing cost effectiveness data to payors to make the case for Cologuard reimbursement.

We are focusing our efforts on large national and regional insurers, insurers in states that require health insurers to cover colorectal cancer screening consistent with the ACS guidelines and health plans that have affiliated health systems.

As part of our commercialization strategy, we also established a state of the art, highly automated lab facility that is certified pursuant to applicable CLIA regulations to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 32,000 square foot facility in Madison, Wisconsin. At our lab, we have the capacity to process approximately one million tests per year.

Product Pipeline

We also are focused on developing our product pipeline for future products.  We are continuing to collaborate with MAYO on future products related to early detection of gastrointestinal (GI) cancers specifically in the areas of esophageal and pancreatic cancers. GI cancers account for 145,000 or 25% of all U.S. cancer deaths annually and represent a significant market opportunity for future products. In February 2015, we amended and restated our license agreement with MAYO to extend our arrangement with MAYO for an additional five years and broaden our collaboration efforts to develop screening, surveillance and diagnostic tests and tools for use in connection with gastrointestinal cancers, pre-cancers, diseases and conditions.

In June 2015, we entered into a joint development and license agreement with The University of Texas MD Anderson Cancer Center to establish a collaboration aimed at developing a blood-based lung cancer screening test to determine the need for low-dose computed tomography (LDCT). This test would offer the opportunity to screen nearly 10 million Americans considered high-risk smokers and former smokers. The partnership is also aimed at developing a diagnostic test to determine the malignant status of nodules found through computed tomography screening. This test would be valuable to nearly four million Americans diagnosed with lung nodules each year. The American Cancer Society estimates that lung cancer will be diagnosed in 221,200 Americans and cause 158,040 deaths in the United States this year and that, world-wide, lung cancer will be diagnosed in 1,825,000 people and cause 1,590,000 deaths. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. If detected at an early stage, lung cancer's five-year survival rate can be as high as 80 percent.

Additionally, we will continue to explore opportunities for expanding the indications of Cologuard such as for patients between the ages of 40-49 or for high risk patients.

We have generated limiting operating revenues since inception and, as of June 30, 2015, we had an accumulated deficit of approximately $495.7 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

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

Another key priority for 2015 is to achieve and maintain at least a 70% compliance rate for patients who are prescribed Cologuard and to whom we ship a Cologuard test kit. As of June 30, 2015, our patient compliance rate for Cologuard was approximately 73%. The patient compliance rate is derived from the number of valid test results reported divided by the number of collection kits shipped to patients 60 or more days prior to June 30, 2015.

We also are focused on developing our product pipeline for future products as outlined in the Product Pipeline section above.

Financial Overview

Laboratory service revenue. Total laboratory service revenue was $8.1 million and $12.4 million for the three and six months ended June 30, 2015. Our laboratory service revenue is generated primarily by the Cologuard test. Cologuard became available to be marketed and sold upon FDA approval on August 11, 2014.

License fee revenue.  There was no license fee revenue for the three and six months ended June 30, 2015 and $0.3 million for the six months ended June 30, 2014. There was no license fee revenue for the three months ended June 30, 2014. License fee revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year. Due to completion of the collaboration period in January 2014, we do not expect to recognize further significant revenues under this agreement.

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

Revenue Recognition.

Laboratory service revenue. Our revenues are generated primarily by the Cologuard test. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. We assess whether the fee is fixed or determinable based on the nature of the fee charged for the laboratory services delivered and whether there are existing contractual arrangements with customers, third-party commercial payors (insurance carriers and health plans) or coverage of the test by CMS. When evaluating collectability, we consider factors such as collection experience for the healthcare industry, the financial standing of customers or third-party commercial payors, and whether we have sufficient collection history to reliably estimate a payor’s individual payment patterns.

A portion of laboratory service revenues earned by us will initially be recognized on a cash basis because the above criteria will not have been met at the time the test results are delivered. We generally bill third-party payors upon generation and delivery of a test result to the ordering physician following completion of a test. Patients may have out-of-pocket costs for amounts not covered by their insurance carrier and we bill the patient directly for these amounts in the form of co-pays and deductibles in accordance with their insurance carrier and health plans. Some third-party payors may not cover the Cologuard test as ordered by the physician under their reimbursement policies. Consequently, we pursue reimbursement on a case-by-case basis directly from the patient.

For laboratory services performed, where the collectability is not reasonably assured, we will continue to recognize revenues upon cash collection until it can reliably estimate the amount that would be ultimately collected for the Cologuard test. In order to begin to record revenue on an accrual basis in these scenarios, we expect to use at least several months of payment history, review the number of tests paid against the number of tests billed, and consider the payor’s outstanding balance for unpaid tests to determine whether payments are being made for a consistently high percentage of tests billed and at appropriate amounts given the contracted or historical payment amount. Our Cologuard test became available upon FDA approval on August 11, 2014. The national coverage decision was released by CMS on October 9, 2014 and for these tests, revenue is recognized on an accrual basis once the services have been performed as the price is fixed or determinable, and collectability is reasonably assured.

Total laboratory service revenue for the three and six months ended June 30, 2015 was $8.1 million and $12.4 million, respectively.

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

We did not recognize revenue in connection with the amortization of the up-front payments from Genzyme during the three and six months ended June 30, 2015. We recognized approximately $0.3 million in license fee revenue in connection with the amortization of the up-front payments from Genzyme during the six months ended June 30, 2014. We did not recognize license fee revenue during the three months ended June 30, 2014.

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

•

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the six months ended June 30, 2015 and 2014 was 4.99%.

The fair value of each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in Note 4 to our condensed financial statements.

Results of Operations

Laboratory service revenue. Our laboratory service revenues are generated primarily by the Cologuard test. Our Cologuard test became available upon FDA approval on August 11, 2014. Total laboratory service revenue for the three and six months ended June 30, 2015 was $8.1 million and $12.4 million, respectively.

License fee revenue.  There was no license fee revenue for the three and six months ended June 30, 2015. Total license fee revenue was $0.3 million for the six month periods ended June 30, 2014. There was no license fee revenue for the three months ended June 30, 2014. License fee revenue is composed of the amortization of up-front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year.

Cost of Sales. Cost of sales includes costs related to inventory production and usage and the cost of laboratory services to process tests and provide results to physicians. Gross margin as a percentage of laboratory service revenue is also affected by our current revenue recognition policy, which may result in costs being incurred in one period that relate to revenues recognized in a later period. Cost of sales was $5.1 million and $9.3 million for the three and six months ended June 30, 2015 compared to none in the comparable prior year period. The increase in cost of sales is related to the production and testing services of our Cologuard test, which obtained FDA approval during the third quarter of 2014.

	Three Months Ended June 30,
	2015	2014	Change
Indirect production costs	$1.4	$—	$1.4
Personnel expenses	1.3	—	1.3
Direct production costs	1.0	—	1.0
Depreciation expense	0.7	—	0.7
Professional fees	0.3	—	0.3
Facility costs	0.2	—	0.2
Stock-based compensation	0.2	—	0.2
Other cost of sales	—	—	—
Total cost of sales expenses	$5.1	$—	$5.1

	Six Months Ended June 30,
	2015	2014	Change
Personnel expenses	$2.8	$—	$2.8
Direct production costs	1.9	—	1.9
Indirect production costs	1.8	—	1.8
Depreciation expense	1.3	—	1.3
Professional fees	0.6	—	0.6
Facility costs	0.4	—	0.4
Stock-based compensation	0.4	—	0.4
Other cost of sales	0.1	—	0.1
Total cost of sales expenses	$9.3	$—	$9.3

Research and development expenses. Research and development expenses increased to $8.1 million for the three months ended June 30, 2015 from $7.2 million for the three months ended June 30, 2014. Research and development expense increased to $14.7 million for the six months ended June 30, 2015, from $14.6 million for the six months ended June 30, 2014. The increase in research and development expenses was primarily due to an increase in stock-based compensation expenses, professional fees, and research collaboration expenses related to increased research and development activities focused on new pipeline products.

	Three Months Ended June 30,
	2015	2014	Change
Personnel expenses	$2.2	$2.8	$(0.6)
Professional fees	1.6	0.3	1.3
Research collaborations	1.4	0.5	0.9
Stock-based compensation	1.0	0.8	0.2
Other research and development	0.8	1.0	(0.2)
Lab expenses	0.7	0.9	(0.2)
Clinical trial expenses	0.4	0.9	(0.5)
Total research and development expenses	$8.1	$7.2	$0.9

	Six Months Ended June 30,
	2015	2014	Change
Personnel expenses	$4.4	$5.1	$(0.7)
Lab expenses	1.0	1.9	(0.9)
Stock-based compensation	1.8	1.5	0.3
Other research and development	1.8	2.6	(0.8)
Clinical trial expenses	1.2	1.8	(0.6)
Research collaborations	1.9	1.1	0.8
Professional fees	2.6	0.6	2.0
Total research and development expenses	$14.7	$14.6	$0.1

General and administrative expenses.  General and administrative expenses increased to $13.7 million for the three months ended June 30, 2015 compared to $6.2 million for the three months ended June 30, 2014. General and administrative expenses increased to $26.7 million for the six months ended June 30, 2015, from $10.8 million for the six months ended June 30, 2014. The increase in general and administrative expenses was primarily a result of increased legal and professional fees, increased personnel costs and stock-based compensation expense due to increased headcount, additional information technology costs, increased depreciation expense, and other general and administrative expenses to support the needs of our growing infrastructure and overall growth of the Company.

	Three Months Ended June 30,
	2015	2014	Change
Personnel expenses	$4.1	$1.2	$2.9
Legal and professional fees	3.2	1.6	1.6
Stock-based compensation	2.4	1.2	1.2
Information technology costs	1.8	0.8	1.0
Other general and administrative	1.0	0.9	0.1
Depreciation expense	0.9	0.3	0.6
Facility costs	0.3	0.2	0.1
Total general and administrative expenses	$13.7	$6.2	$7.5

	Six Months Ended June 30,
	2015	2014	Change
Personnel expenses	$8.3	2.5	$5.8
Legal and professional fees	7.0	$2.9	4.1
Stock-based compensation	4.1	2.2	1.9
Information technology costs	3.4	1.0	2.4
Other general and administrative	2.0	1.2	0.8
Depreciation expense	1.7	0.6	1.1
Facility costs	0.2	0.4	(0.2)
Total general and administrative expenses	$26.7	$10.8	$9.8

Sales and marketing expenses. Sales and marketing expenses increased to $20.6 million for the three months ended June 30, 2015, compared to $6.2 million for the three months ended June 30, 2014. Sales and marketing expenses increased to $37.1 million for the six months ended June 30, 2015, compared to $10.6 million for the six months ended June 30, 2014. The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts related to the commercialization of our Cologuard test.

	Three Months Ended June 30,
	2015	2014	Change
Personnel expenses	$11.7	$2.6	$9.1
Professional fees	7.8	3.3	4.5
Stock-based compensation	0.9	0.2	0.7
Other sales and marketing	0.2	0.1	0.1
Total sales and marketing expenses	$20.6	$6.2	$14.4

	Six Months Ended June 30,
	2015	2014	Change
Personnel expenses	$22.3	$3.6	$18.7
Professional fees	12.3	5.9	6.4
Stock-based compensation	1.9	0.3	1.6
Other sales and marketing	0.6	0.8	(0.2)
Total sales and marketing expenses	$37.1	$10.6	$26.5

Investment income.  Investment income increased to $193.0 thousand for the three months ended June 30, 2015 compared to $146.0 thousand for the three months ended June 30, 2014. Investment income increased to $415.0 thousand for the six months ended June 30, 2015 compared to $232.0 thousand for the six months ended June 30, 2014. The increase in investment income was primarily due to an increase in the average investment balance for the three months ended June 30, 2015 when compared to the same period in 2014. This is primarily the result of our larger issuances of common stock in 2014 as compared to 2013.

Interest income and expense. Interest income increased to $107.0 thousand for the three months ended June 30, 2015 from $13.0 thousand of interest expense for the three months ended June 30, 2014. Interest income increased to $96.0 thousand for the six months ended June 30, 2015 from $28.0 thousand of interest expense for the six months ended June 30, 2014. This change was primarily due to the forgiveness of the accrued interest expense previously recorded on the Wisconsin Department of Commerce loan. We have obtained reasonable assurance that this will be forgiven as we have met the 185 minimum job creation requirement per the agreement.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of June 30,  2015, we had approximately $33.8 million in unrestricted cash and cash equivalents and approximately $177.1 million in marketable securities.

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

Net cash used in operating activities was $65.7 million for the six months ended June 30, 2015 as compared to $28.9 million for the six months ended June 30, 2014. The principal use of cash in operating activities for the six months ended June 30, 2015 was to fund our net loss which increased from the six months ended June 30, 2014 primarily due to increased sales and marketing efforts and general and administrative costs due to the commercial launch of Cologuard and to support the overall growth of the Company.

Net cash provided by investing activities was $36.3 million for the six months ended June 30, 2015 as compared to $101.3 million of cash used in investing activities for the six months ended June 30, 2014.  The increase in cash provided by investing activities for the six months ended June 30, 2015 compared to the same period in 2014 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $10.7 million which consisted of purchases of property and equipment of $10.7 million for the six months ended June 30, 2015 and $7.2 million for the same period in 2014. The increase in property and equipment purchases during the six months ended June 30, 2015 was primarily the result of increased laboratory equipment purchases, building purchases, and leasehold improvement purchases.

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2015, as compared to net cash provided by financing activities of $138.0 million for the six months ended June 30, 2014. The decrease in cash provided by financing activities for the six months ended June 30, 2015 was due to the receipt of $3.7 million of cash proceeds from mortgage payable, $859.0 thousand from stock option exercises and $758.0 thousand from proceeds in connection with the Company’s employee stock purchase plan slightly offset by capital lease payments of $183.0 thousand compared to the receipt of $137.7 million of cash from our April 2014 common stock offering, the receipt of $337.0 thousand from proceeds in connection with the Company’s employee stock purchase plan, $193.0 thousand from stock option exercises slightly offset by capital lease payments of $173.0 thousand for the same period in 2014.

We expect that cash and cash equivalents and marketable securities on hand at June 30, 2015, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, since payments for our Cologuard test will be our only material revenue source and we have just begun to collect such payments and do not know the timing or amount of any such payments, it is possible that we may need to raise additional capital to fully fund our current strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We would be permitted to early adopt ASU 2014-09 for the fiscal year beginning after December 15, 2016, and interim periods therein. We are currently evaluating the impact of this amendment on our financial position and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

Material Changes in Specified Contractual Obligations

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our most recent Annual Report on Form 10-K.  During June 2015, we entered into a debt agreement to finance the purchase of the facility and contemplated improvements located at 501 Charmany Drive in Madison, WI for up to $5.1 million. Under the debt agreement, we are required to make monthly principal and interest payments of $31.2 thousand beginning on October 12, 2015 through May 12, 2019, and a final principal and interest payment due on June 12, 2019 in an amount of $4.4 million, as further discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report, which such discussion is incorporated herein by reference.  With the exception of the debt agreement discussed above, there were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of June 30, 2015 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

For the foreseeable future, our ability to generate revenues will depend entirely on the commercial success of our Cologuard test. The commercial success of our Cologuard test and our ability to generate revenues will depend on several factors, including the following:

•	acceptance in the medical community;
•	inclusion of Cologuard in healthcare guidelines, such as those developed by ACS and USPSTF;
•	patient acceptance of and demand for the Cologuard test;
•	successful sales, marketing and educational programs;
•	the number of patients tested for colorectal cancer as well as the number of patients who use Cologuard for that purpose;
•	sufficient coverage and reimbursement by third party payors;
•	the amount and nature of competition from other colorectal cancer or pre-cancer screening products and procedures;
•	maintaining FDA marketing approval of Cologuard in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;
•	maintaining and defending patent protection for the intellectual property relevant to Cologuard; and
•	our ability to establish and maintain commercial manufacturing, distribution, sales force and CLIA laboratory testing capabilities.

If we are unable to develop substantial sales of our Cologuard test or if we are significantly delayed or limited in doing so, our business prospects would be adversely affected.

If third-party payors, including managed care organizations, do not approve reimbursement for our Cologuard test at adequate reimbursement rates, we may be unable to successfully commercialize our Cologuard test which would likely have a material adverse effect on our business.

Successful commercialization of our Cologuard test depends, in large part, on the availability of adequate reimbursement from government insurance plans, managed care organizations and private insurance plans.  Although we received a positive coverage decision and what we believe is a favorable initial reimbursement rate from the Centers for Medicare and Medicaid (CMS) for our Cologuard test, it is also critical that other third party payors approve reimbursement for our Cologuard test at adequate reimbursement rates. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products approved for marketing by the FDA. As a result, there is significant uncertainty surrounding whether the use of tests that incorporate new technology, such as our Cologuard test, will be eligible for coverage by third-party payors or, if eligible for coverage, what the reimbursement rates will be. Reimbursement of stool-based DNA colorectal cancer screening by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer and pre-cancer; not experimental or investigational; approved by the major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

If we are unable to obtain positive decisions from third-party payors, including managed care organizations, approving reimbursement for our Cologuard test at adequate levels, its commercial success would be compromised and our revenues would be significantly limited. We may also experience material delays in obtaining such reimbursement decisions and payment for our Cologuard test which are beyond our control.    Moreover, coverage determinations and reimbursement rates are subject to change, and we cannot guarantee that even if we initially achieve adequate coverage and reimbursement rates, they will be applicable to our Cologuard test in the future.

The success of our Cologuard test depends on the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Our Cologuard test may not gain market acceptance by physicians, healthcare payors and others in the medical community. The degree of market acceptance of our Cologuard test will depend on a number of factors, including:

•	its demonstrated sensitivity and specificity for detecting colorectal cancer and pre-cancer;
•	its price;
•	the availability of alternative screening methods;
•	the willingness of physicians to prescribe Cologuard;
•	the interval at which patients are screened using Cologuard; and
•	sufficient third-party coverage or reimbursement.

Even if our Cologuard test is superior to other colorectal cancer screening options, adequate third-party reimbursement is obtained and medical practitioners choose to order our Cologuard test, only a small number of people may decide to be screened for colorectal cancer. Despite the availability of current colorectal cancer screening methods as well as the recommendations of the ACS that all Americans age 50 and above be screened for colorectal cancer, approximately 47 percent of these individuals are not screened according to current guidelines. Use of a stool-based DNA colorectal cancer screening test will require people to collect a stool sample, which some people may be reluctant to do. If our Cologuard test does not achieve an adequate level of acceptance, we may not generate material revenues and we may not become profitable.

Our assumptions regarding the market opportunity for Cologuard may not prove true.  We estimate the potential market opportunity for Cologuard assuming, among other things, a 30-percent test adoption rate and a three-year screening interval.  Although ACS guidelines recommend a three-year screening interval and CMS has determined that Medicare will cover the test at this interval, physicians, healthcare payors, the FDA and other regulators and opinion leaders could recommend a less frequent testing schedule.  Further, patients may not comply with the recommended testing interval.

The US Preventive Services Task Force (USPSTF) is expected to issue draft colorectal cancer screening guidelines during the second half of 2015 and final guidelines during the first half of 2016.  If USPSTF assigns an “A” or “B” grade to Cologuard, then the Patient Protection and Affordable Care Act will require most private health insurance plans to begin (within one plan year after the new USPSTF recommendation) covering Cologuard without charging the patient any co-pay or deductible.  We believe that the grade which USPSTF assigns to Cologuard could significantly affect the market acceptance of our Cologuard test.  We cannot provide any assurance that USPSTF will assign Cologuard a positive grade.  If USPSTF provides a grade lower than a “B”, healthcare professionals may be less likely to recommend Cologuard and healthcare payor coverage of Cologuard could decrease, which could materially and negatively impact our financial results and prospects.

We expect to make significant investments to research and develop new cancer diagnostic tools, which may not be successful.

In addition to commercializing our Cologuard test, we are focused on developing our pipeline for future products, including screening and diagnostic tests for lung cancer, pancreatic cancer and esophageal cancer.  Our efforts to develop new cancer diagnostic tools or other products or services may not be successful, may cause us to incur significant expense and may distract our management from successfully commercializing Cologuard.  Any new cancer diagnostic tools we develop will be subject to clinical trials and FDA approval, which may be a lengthy and expensive process.  There can be no guarantee that we will develop any products that the FDA would approve or that would be commercially viable.  If we determine that any of our current or future development programs is unlikely to succeed, we may abandon it without any return on our investment into the program.

We face uncertainty related to healthcare reform, pricing, coverage and reimbursement, which could reduce our revenue.

Recent healthcare reform laws, including the Patient Protection and Affordable Care Act and the Protecting Access to Medicare Act of 2014 (“PAMA”), are significantly affecting the U.S. healthcare and medical services industry.  Existing legislation, and possible future legal and regulatory changes, could substantially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs and devices, including our current and future products and services.  Any change in reimbursement policy could result in a change in patient co-payments, which could adversely affect patient willingness and ability to use our Cologuard test and any other product or service we may develop.  Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payors from covering certain kinds of medical products and services, particularly newly developed technologies, such as our Cologuard test.

Even without further legislative reform, there can be no assurance that CMS will maintain its current reimbursement rate for our Cologuard test.  If the CMS reimbursement rate for Cologuard is reduced, our revenues could be adversely affected.  There can be no assurance that CMS and third party payors who initially decide to cover Cologuard will continue to cover Cologuard. A hedge fund has submitted a request that CMS reconsider its reimbursement rate for Cologuard, which was presented at a CMS public meeting on July 16, 2015.  We can provide no assurance that CMS will not negatively alter its coverage or reimbursement rate based on this request or otherwise.

Under PAMA, the basis for Cologuard’s CMS reimbursement rate is expected to change, beginning in January, 2017.  Under PAMA, we expect the CMS reimbursement rate for Cologuard to be tied to the volume-weighted median reimbursement for Cologuard from commercial payors.  Therefore, if Cologuard’s volume-weighted median commercial reimbursement rate falls below the current CMS reimbursement rate (or the adjusted rate, if CMS determines to adjust the reimbursement rate as a result of the above-referenced request for reconsideration or otherwise) in 2016, we anticipate that the CMS reimbursement rate would decline in 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2015, the Company issued Restricted Stock Unit awards to fifty-four new non-executive employees as inducement grants to enter into employment with the Company.  These awards cover a total of 55,114 shares of the Company’s common stock.  These awards vest in four equal annual installments beginning on the first anniversary of the date of grant.  These new hire inducement awards were granted pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933.  The Company intends to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest.

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

EXACT SCIENCES CORPORATION

Date: July 31, 2015	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2015	By:	/s/ William J. Megan
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

10.1*

Exact Sciences Corporation 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective April 28, 2015) (previously filed as Appendix A to the Definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, filed on April 30, 2015, and incorporated herein by reference).

10.2*	Exact Sciences Corporation Non-Employee Director Compensation Policy (filed herewith).

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934.

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*Indicates a management contract or any compensatory plan, contract or arrangement.