Form 10-K
period 2015-12-31
EXACT SCIENCES CORP
filed 2016-02-24
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $2,610,196,915 (based on the closing price of the Registrant’s Common Stock on June 30, 2015 of $29.74 per share).

The number of shares outstanding of the Registrant’s $.01 par value Common Stock as of February 22, 2016 was 97,449,890.

DOCUMENT INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

EXACT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10‑K

YEAR ENDED DECEMBER 31, 2015

PART I

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward‑looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward‑looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10‑K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payor reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; the willingness of health insurance companies and other payors to reimburse us for our performance of the Cologuard test; the amount and nature of competition from other cancer screening products and services;  the effects of any healthcare reforms or changes in healthcare pricing, coverage and reimbursement; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventative Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products; our success establishing and maintaining collaborative and licensing arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10‑K and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1.  Business

Overview

Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient friendly screening test called Cologuard®, for the early detection of colorectal cancer and pre-cancer, and are currently working on the development of tests for lung cancer, pancreatic cancer and esophageal cancer.

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths among non-smokers. Each year there are:

•	137,000 new cases in the U.S.
•	50,000 deaths in the U.S.
•	1,200,000 new cases worldwide
•	600,000 deaths worldwide

Colorectal cancer treatment represents a significant growing healthcare cost. Annually, $14 billion is spent in the U.S. on colorectal cancer treatment and the projected annual treatment costs are expected to be $20 billion in 2020. The incidence of colorectal cancer in Medicare patients is expected to rise from 106,000 cases in 2010 to more than 180,000 cases in 2030.

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps, or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Accordingly, the American Cancer Society (“ACS”) recommends that all people age 50 and older undergo regular colorectal cancer screening. Of the more than 80 million people in the U.S. for whom routine colorectal cancer screening is recommended, nearly 47 percent have not been screened according to current guidelines. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 67 percent and 12 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

Our Cologuard test is a non-invasive stool-based DNA (“sDNA”) screening test designed to detect DNA markers, which in published studies have been shown to be associated with colorectal cancer. In addition to DNA markers, our test includes a protein marker to detect blood in the stool, utilizing an antibody-based fecal immunochemical test (“FIT”).

On August 11, 2014 the U.S. Food and Drug Administration (“FDA”) approved Cologuard for use as the first and only sDNA non-invasive colorectal cancer screening test. Our submission to the FDA for Cologuard included the results of our pivotal DeeP-C clinical trial that had over 10,000 patients enrolled at 90 enrollment sites in the U.S. and Canada. The results of our DeeP-C clinical trial for Cologuard were published in the New England Journal of Medicine in April 2014. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening,” highlighted the performance of Cologuard in the trial population:

•	Cancer Sensitivity: 92%
•	High-Grade Dysplasia Sensitivity: 69%
•	Specificity: 87%

The competitive advantages of sDNA screening provide a significant market opportunity. Assuming a 30-percent test adoption rate in the screening population and a three-year screening interval, we estimate the potential U.S. market for sDNA screening to be more than $4 billion, annually.

Our Cologuard Commercialization Strategy

Our commercialization strategy includes three main elements with a focus on physicians, patients, and payors.

Physicians and Patients

We are engaging physicians with several strategies. We have a 260 person sales team, including approximately 210 in a direct field sales force, actively engaging with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We are focused on specific physicians based on specialty and propensity to prescribe colorectal cancer screening tests. We are also focused on physician groups and larger regional and national health systems. We are engaged in a co-promotion agreement with Ironwood Pharmaceuticals under which its 160 clinical sales specialists promote Cologuard across the United States. Further, to build awareness, we have launched a medical education program that includes on-line training and peer-to-peer presentations.

Securing inclusion in guidelines is a key part of our physician engagement strategy since many physicians rely on such guidelines when making screening recommendations. Professional colorectal cancer screening guidelines in the U.S., including those of the ACS, the American College of Gastroenterology, and the American Gastroenterological Association, recommend regular screening by a variety of methods. Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS and the U.S. Multi-Society Task Force on Colorectal Cancer have included sDNA screening technology in national colorectal cancer screening guidelines as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older. The U.S. Multi-Society Task Force on Colorectal Cancer is a consortium of several organizations that includes representatives of the American College of Gastroenterology, American Gastroenterological Association, American Society for Gastrointestinal Endoscopy and the American College of Physicians/Society of Internal Medicine. In October 2014 the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended sDNA screening test.

In October 2015, the US Preventive Services Task Force (“USPSTF”) issued a draft recommendation statement for colorectal cancer screening, which recommends an "A" grade for colorectal cancer screening starting at age 50 and continuing until age 75. The draft recommends certain screening tests and includes Cologuard as an alternative screening test, along with CT colonography.  This approach, if adopted in the final recommendation statement, would represent a change from the 2008 USPSTF recommendations, which assigned specific grades for different tests, including an "I" rating for stool-based DNA.  The USPSTF is expected to issue final recommendations during the second half of 2016. Inclusion within the USPSTF recommendation statement is important for a number of reasons. For example, the Affordable Care Act requires that health insurers cover preventive services graded “A” or “B” by USPSTF without imposing any patient cost-sharing. Also, quality measures, such as the Healthcare Effectiveness Data and Information Set (“HEDIS”) measures issued by the National Committee for Quality Assurance (“NCQA”) generally follow the USPSTF recommendation statement. Accordingly, physicians are incentivized, through various quality measurement programs that rely on HEDIS, to prescribe colorectal cancer screening tests that are included in the USPSTF recommendation statement.

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This activity is focused on enabling patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. During 2016 we began to test television advertising in select markets.

Payors

The cornerstone of our payor-engagement strategy was securing coverage from the Centers for Medicare & Medicaid Services (“CMS”). Medicare covers 46% of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a final National Coverage Determination (“NCD”) for Cologuard following a parallel review process with FDA.  Cologuard was the first screening test approved by FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:

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

In the 2016 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $508.87.  This represented an increase from the 2015 reimbursement rate of $492.72. Cologuard has been assigned a new American Medical Association CPT code (81528), and CMS has issued a determination that, effective January 1, 2016, code 81528 is reimbursed on the same basis as the G0464 code, which it replaced.  Payments from CMS are subject to sequestration. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), the basis for Cologuard’s CMS reimbursement rate is expected to change, beginning in January 2017 unless the PAMA implementation date is delayed.  CMS issued proposed regulations for the implementation of PAMA on September 25, 2015, but these regulations had not been finalized as of February 24, 2015. Under PAMA and the currently proposed regulations, the CMS reimbursement rate for Cologuard is expected to be calculated based on the volume-weighted median of private payor rates. For the initial rates calculated under PAMA, currently scheduled to take effect January 1, 2017, the calculation would be based on the volume-weighted median of private payor rates during the period July 1, 2015 through December 31, 2015.

While we consider the current level of Medicare reimbursement for Cologuard to be adequate, we believe it is necessary to secure favorable coverage and reimbursement from commercial payors in order for Cologuard to achieve its full commercial potential.  Some third-party commercial payors including Anthem Blue Cross Blue Shield of California and Blue Cross Blue Shield of Massachusetts have agreed to cover Cologuard as an in-network service, and we are working with many other insurers to add coverage for Cologuard. We believe that commercial payors’ reimbursement of Cologuard will depend on a number of factors, including payors’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. We are pursuing a variety of strategies to increase commercial payor coverage for Cologuard including providing cost effectiveness data to payors to make the case for Cologuard reimbursement.  We are focusing our efforts on large national and regional insurers, insurers in states that require health insurers to cover colorectal cancer screening and health plans that have affiliated health systems. In certain situations where we believe payors are already legally required to cover Cologuard, we have sued to enforce those coverage obligations. We may consider similar litigation in the future.

We believe quality metrics will shape payors’ coverage decisions, as well as physcians’ cancer screening procedures.  In recent years the healthcare industry in the United States has experienced a trend toward cost containment and value-based purchasing of healthcare services. Some government and private payors are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payors may look to quality measures such as the NCQA, HEDIS and the CMS Star ratings to assess quality of care.  These programs are intended to provide incentives to service providers to deliver the same or better results while consuming fewer resources. We believe inclusion of Cologuard in the HEDIS measures and the Star ratings will influence payors’ willingness to reimburse our Cologuard test and physicians’ willingness to prescribe Cologuard.  Recommendations issued by the USPSTF, as well as other healthcare guidelines, may affect how quality programs rate various preventative services.

Our Clinical Lab Facility

As part of our commercialization strategy, we established a state of the art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 32,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year, and have the opportunity available to us to build out additional lab space, if needed.

Product Pipeline

We also are focused on developing our pipeline for future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”) on future tests, including those for the detection of lung, pancreatic, and esophageal cancers. The American Cancer Society estimates that lung cancer will be diagnosed in 221,200 Americans and cause 158,040 deaths in the United States this year and that, world-wide, lung cancer will be diagnosed in 1,825,000 people and cause 1,590,000 deaths. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. If detected at an early stage, lung cancer's five-year survival rate can be as high as 80 percent. Our current focus for lung cancer is to develop a test to detect cancer in lung nodules which is a shift from the product development efforts that were underway with MD Anderson. Therefore,  we have mutually agreed to terminate our agreement with MD Anderson effective February 2016.

Gastrointestinal cancers account for 145,000 or 25% of all U.S. cancer deaths annually and represent a significant market opportunity for future products. In February 2015, we amended and restated our license agreement with MAYO to extend our working relationship for an additional five years, and in January 2016, we further amended our license agreement to broaden our collaboration efforts to develop screening, surveillance and diagnostic tests and tools to cover all types of cancers, pre-cancers, diseases and conditions, not just those affecting gastrointestinal organs.

We also plan to continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of sales.

Competition

The market for colorectal cancer and pre-cancer screening is large, consisting of more than 80 million Americans age 50 and above, and has attracted numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than we do. Our Cologuard test faces competition from procedure‑based detection technologies such as flexible sigmoidoscopy, colonoscopy and “virtual” colonoscopy, a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography), as well as traditional screening tests such as FOBT and FIT and newer screening technologies such as the PillCam® COLON cleared by FDA in February 2014. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.

In addition, a number of companies and institutions are working to develop new blood and serum‑based tests for the detection of colorectal cancer or pre-cancer, including tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colorectal cancer or pre-cancer. We are aware of at least five other companies—Epigenomics AG, Applied Proteomics, Inc., Gene News, EDP Biotech Corporation and Quest Diagnostics—that are developing blood-based tests for the detection of colorectal cancer. Epigenomics AG completed a large multi-center study designed to demonstrate the performance of its blood-based screening test for colorectal cancer and submitted the results to the FDA in June 2014. On January 8, 2016, Epigenomics AG announced   that the FDA had informed it that the clinical data that it had submitted regarding its blood-based screening test is sufficient for the FDA to make a final decision on premarket approval and that the FDA’s review process will be completed in the near future. On January 10, 2016, Illumina, Inc. announced the formation of GRAIL, a new company formed to develop a blood-based, pan-cancer screening test that would seek to measure circulating nucleic acids in blood using next-generation sequencing (“NGS”) technology.  We believe other companies are also working on so-called “liquid biopsy” tests using NGS technology, and these tests could represent significant competition for Cologuard and other tests we may develop.

Beyond our Cologuard test, as we seek to develop other tools to detect cancer and pre-cancer, we expect to compete with a broad range of organizations in the U.S. and other countries that are engaged in the development, production and commercialization of cancer diagnostic tools. These competitors include:

•	biotechnology, diagnostic and other life science companies;
•	academic and scientific institutions;
•	governmental agencies; and
•	public and private research organizations.

We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources or stronger business relationships. These competitors may have broader product lines and greater name recognition than we do. We have limited experience developing tests for detecting non-colorectal cancers and cannot guarantee that our research and development activities will be successful in developing any marketable testing products or services. Furthermore, even if we do develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours and they may obtain FDA approval, and thus bring those products and services to market, sooner than we are able to.

We believe that Cologuard, as the first and only sDNA-based non-invasive colorectal cancer screening test on the market today, compares favorably to competitor products and services for the detection of colorectal cancer and pre-cancer.  All other colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance and cost. The leading method, colonoscopy involves advance dietary restrictions and bowel cleansing and can be uncomfortable, time‑consuming, hazardous, and expensive. Colonoscopy requires sedation, lost time from work, and someone to drive the patient home from the procedure.  A 2010 study shows that seven out of 10 people age 50 and older who were told they should get a colonoscopy did not do so primarily due to fears. Fecal blood testing, including FIT testing suffers from poor sensitivity, with only a 73.8 percent detection rate for cancer and 23.8 percent detection rate for pre‑cancers. Blood‑based DNA tests currently available are also disadvantaged by low sensitivity. Data from a validation study of one blood‑based test was released in late 2011 and published in the journal  Gut in February 2012, demonstrating 48 percent sensitivity across all stages of cancer, with little sensitivity for pre‑cancer above the background false positive rate.

How We Recognize Revenue

A large portion of our revenue is recognized upon cash receipt. For Medicare and certain other third-party payors where we have an agreed upon reimbursement rate or we are able to estimate the amount that will ultimately be received at the time delivery is complete, we recognize the related revenue on an accrual basis. Until we have contracts with or can estimate the amount that will ultimately be received from a larger number of payors, we will recognize a large portion of our revenue upon cash receipt. In the first period in which revenue is accrued for a particular payor, there generally is a one-time increase in revenue.  Additionally, as we commercialize new products, we will need to be able to make an estimate of the amount that will ultimately be received for each payor for each new product offering prior to being able to recognize the related revenue on an accrual basis. Because the timing and amount of cash payments received from payors is difficult to predict, our revenue may fluctuate significantly in any given quarter. In addition, even if we begin to accrue larger amounts of revenue related to Cologuard, when we introduce new products, we do not expect we will be able to recognize revenue from new products on an accrual basis for some period of time. This may result in continued fluctuations in our revenue.

Research and Development

Research and development costs account for a substantial portion of our operating expenses. Our research and development expenses were $33.9 million, $28.7 million and $27.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and development expenses are expected to increase in the future as we work on developing additional products related to cancer screening and improving Cologuard.

Seasonality

We are in the early stages of Cologuard’s commercialization and are continuing to learn how seasonal factors may affect our business.  Based on our experience to date, we expect some seasonal variations in our revenues due to a variety of factors such as,  the year-end holiday period and other major holidays, vacation patterns of both patients and physicians, climate and weather conditions in our markets and other factors relating to the timing of patient deductibles and co-insurance limits.

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

U.S. Food and Drug Administration

FDA granted premarket approval (“PMA”) for Cologuard in August 2014.  That PMA approval places substantial restrictions on how Cologuard is marketed and sold, specifically, by prescription only. Additionally, the regulations governing our approval require controls on Cologuard, including but not limited to manufacturing facility registration, Cologuard listing with the FDA, complying with labeling requirements, maintenance of a satisfactory quality management system and meeting  post-market surveillance requirements. In addition, as a condition of our FDA approval, we are required to conduct a post-approval study. There can be no assurance that the results of this study will be satisfactory and will not cause the FDA to modify or withdraw our approval for Cologuard.

We may develop new diagnostic products and services that are likely to be regulated by the FDA as medical devices.  We may also develop diagnostic products or services that, under today’s laws, would not likely be regulated by the FDA, but would instead be regulated as laboratory developed tests (“LDTs”) under CLIA.  However, as noted below, the regulation of LDTs may be in flux as the FDA has recently indicated it intends to exercise more oversight of LDTs.

FDA-Regulated Medical Devices

Unless otherwise exempted, medical devices must receive from the FDA either “510(k) clearance” or PMA before marketing them in the United States.  Both the 510(k) clearance and PMA processes may be costly and time consuming, but the PMA approval process is typically more costly, lengthy and uncertain.

The FDA determines whether a medical device will require either 510(k) clearance or the PMA process based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product.  If the FDA decides one of our future products may undergo the 510(k) clearance process, we would typically be required to submit a premarket notification.  In the pre-market notification, we would need to demonstrate that our proposed device is “substantially equivalent” in intended use, safety and effectiveness to certain existing, legally marketed devices.  If we were to obtain 510(k) clearance for a product and then make changes to that product, we would need to seek a new 510(k) clearance.

The PMA process, which would be necessary if we could not clear a product through the 510(k) process, involves submitting extensive data to the FDA. These data allow the FDA to determine if the device is safe and effective for its intended use. The PMA process may include the convening of expert panels and inspection of our manufacturing facilities, and also include providing additional data and updates to the FDA, and new or supplemented PMA submissions if the product is modified during the process.

Even if granted, a 510(k) clearance or PMA may place substantial restrictions on how a device is marketed or sold, and regulations governing any approved products require controls, including but not limited to registering manufacturing facilities, listing the products with the FDA, complying with labeling requirements, maintaining an adequate quality management system, and meeting post-market surveillance requirements. The studies required in connection with our seeking either a 510(k) clearance or PMA for any of our new diagnostics products will be costly and time intensive. There can be no assurance that the FDA will ultimately approve any 510(k) premarket notification or any PMA request submitted by us in a timely manner or at all.

Laboratory Developed Tests

We may also develop diagnostic candidates that, under today’s regulations, would likely be regulated as LDTs under CLIA. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use.  Historically, LDTs have been regulated under CLIA while the FDA has exercised enforcement discretion and not required approvals or clearances for most LDTs performed by CLIA-certified laboratories. The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most LDTs and because it believed that laboratories certified as high complexity under CLIA, such as ours, have demonstrated expertise and ability in test procedures and analysis.

In October 2014, the FDA published two draft guidance documents describing the proposed risk-based framework under which the FDA might regulate LDTs. The FDA’s draft framework proposed, among other things, premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared diagnostics currently on the market. In November 2015, the FDA issued a report citing evidence for the need for additional regulation of LDTs and stated the FDA is continuing to work to finalize premarket review requirements for LDTs.  The FDA’s guidance documents, if and when finalized, may materially impact our development of LDTs.

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

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, established for the first time comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearinghouses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their business associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. We perform activities that may implicate HIPAA, such as providing clinical laboratory testing services and entering into specific kinds of relationships with Covered Entities and business associates of Covered Entities.

Our activities must also comply with other applicable privacy laws. For example, there are also state and international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain stool samples and associated patient information could significantly impact our business and our future business plans.

Federal and State Billing and Fraud and Abuse Laws

Antifraud Laws/Overpayments.    We  are subject to numerous federal and state antifraud and abuse laws, including the Federal False Claims Act. Many of these antifraud laws are broad in scope, and neither the courts nor government agencies have extensively interpreted these laws. Prohibitions under some of these laws include:

•	the submission of false claims or false information to government programs;
•	the retention of any overpayments by governmental payors;
•	deceptive or fraudulent conduct;
•	excessive or unnecessary services or services at excessive prices; and
•	prohibitions in defrauding private sector health insurers.

We are subject to substantial penalties for violations of anti-fraud and abuse laws, including denial of payment and refunds, suspension of payments from Medicare, Medicaid or other federal healthcare programs and exclusion from participation in federal and state healthcare programs, as well as civil monetary and criminal penalties and imprisonment. Numerous federal and state agencies enforce the antifraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government against providers and are entitled to receive a portion of any final recovery.

In addition, amendments to the False Claims Act impose severe penalties for the knowing and improper retention of overpayments collected from governmental payors. Within 60 days of identifying an overpayment, a provider is required to notify CMS or the Medicare contractor of the overpayment and the reason for it and return the overpayment. These amendments could subject our procedures for identifying and processing payments to greater scrutiny.  On

February 11, 2016, CMS published a final rule clarifying the obligation to report and return federal healthcare program overpayments.  Overpayments may occur from time to time in the healthcare industry without any fraudulent intent. For example, overpayments may result from mistakes in reimbursement claim forms or from improper processing by governmental payors.  We maintain protocols intended to identify any overpayments. From time to time we may identify overpayments and be required to refund those amounts to government payors.

To avoid liability, we must carefully and accurately code claims for reimbursement, proactively monitor the accuracy and appropriateness of Medicare claims and payments received, diligently investigate any credible information indicating that we may have received an overpayment, and promptly return any overpayments.

Federal and State “Self‑Referral” and “Anti-Kickback” Restrictions

If we or our operations are found to be in violation of applicable laws and regulations prohibiting improper referrals for healthcare services or products, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state healthcare programs, and the curtailment or restructuring of our operations.

Anti‑Kickback Statute.  The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs, unless an exception applies. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Sanctions for violations of the federal Anti-Kickback Statute may include imprisonment and other criminal penalties, civil monetary penalties and exclusion from participation in federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

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

Sunshine Act

In 2010, Congress enacted a statute commonly known as the Sunshine Act, which aims to promote transparency. The Sunshine Act requires manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS any payments or other transfers of value made to physicians and teaching hospitals, unless an exception applies. Manufacturers must also disclose to CMS any physician ownership or investment interests. Our failure to comply with the reporting requirements of this law may subject us to substantial penalties.

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

Our success depends to a significant degree upon our ability to protect our technologies through patent coverage. As of December 31, 2015, we owned 26 issued patents and 22 pending patent applications in the United States, and 51 issued patents and 35 pending patent applications in foreign jurisdictions. In addition, as part of our 2009 strategic transaction with Genzyme Corporation, we exclusively license back from Genzyme, in the fields of colorectal cancer screening and stool‑based detection of any disease or condition, the 27 patents issued and 2 pending patent applications in the U.S., and 36 patents issued and 1 pending patent applications in foreign jurisdictions sold to Genzyme.

Each of our patents generally has a term of 20 years from its respective priority filing date. Among our issued patents, the first patents are set to expire in 2016 and the last patents expire in 2033.

License Agreements

We license certain technologies that are, or may be, incorporated into our technology under several license agreements. Generally, the license agreements require us to pay royalties based on certain net revenues received, and may require minimum royalty amounts, milestone payments and maintenance fees.

MAYO

On June 11, 2009, we entered into a patent licensing agreement with MAYO Foundation for Medical Education and Research (“MAYO”). Our license agreement with MAYO was most recently amended and restated in February 2015 and further amended in January 2016. Under the license agreement, MAYO granted us an exclusive, worldwide license to certain MAYO patents and patent applications, as well as a non‑exclusive, worldwide license with regard to certain MAYO know‑how. The scope of the license initially covered diagnostics and screenings for stool or blood based cancer, but was later amended to cover gastrointestinal cancers, pre-cancers, diseases and conditions.  Under the January 2016 amendment to the license agreement, the scope has been expanded to cover any screening, surveillance or diagnostic tests or tools for use in connection with any type of cancers, pre-cancers, diseases or conditions.

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

MAYO has agreed to make available personnel through January 2020 to provide us product development and research and development assistance.

Pursuant to our agreement with MAYO, we are required to pay MAYO a low single digit royalty on our net sales of products using the licensed MAYO intellectual property, with minimum annual royalty fees of $25,000 each year through 2033, the year the last patent expires. The January 2016 amendment to the MAYO license agreement established various low single digit royalty rates on net sales of current and future products and clarified how net sales will be calculated.  As part of the amendment, the royalty rate on our net sales of Cologuard increased and, if in the future, improvements are made to the Cologuard product, the royalty rate may further increase. However, the amendment provides that the Cologuard royalty will remain a low single digit percentage of net sales.

We are also required to issue MAYO shares of our common stock with a value of $200,000 upon commercial launch of our second and third products that use the licensed MAYO intellectual property, as well as to pay MAYO, for each of our products that use licensed MAYO intellectual property, $200,000 cash upon such product reaching $5 million in cumulative net sales, $750,000 cash upon such product reaching $20 million in cumulative net sales, and $2 million cash upon such product reaching $50 million in cumulative net sales.

As part of the February 2015 amendment and restatement of the license agreement, we agreed to pay MAYO an additional $5,000,000, payable in five annual installments, through 2019.

The license agreement will remain in effect, unless earlier terminated by the parties in accordance with the agreement, until the last of the licensed patents expires in 2033 (or later, if certain licensed patent applications are issued). However, if we are still using the licensed MAYO know‑how or certain MAYO‑provided biological specimens or their derivatives on such expiration date, the term shall continue until the earlier of the date we stop using such know‑how and materials and the date that is five years after the last licensed patents expires. The license agreement contains customary termination provisions and permits MAYO to terminate the license agreement if we sue MAYO or its affiliates, other than any such suit claiming an uncured material breach by MAYO of the license agreement.

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

Unless earlier terminated in accordance with the agreement, the license agreement will remain in effect until the last of the licensed patents expires in 2029. The agreement contains customary termination provisions which, among other things, permits termination in the event of material uncured breaches.

MDx Health

In July 2010, we entered into a technology license and royalty agreement with MDx Health S.A. (formerly Oncomethylome Sciences, S.A.) (“MDx Health”). Under the license agreement, MDx Health granted us an exclusive, worldwide license to sell products, and a U.S. license to sell services, in the field of in vitro diagnostic testing of fecal samples for detection of colorectal cancer and colorectal pre‑cancer to certain patents and patent applications related to DNA methylation biomarkers. The licensed patents and patent applications contain both method and composition‑of‑matter claims. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union, China and Japan. Under the agreement, we are obligated to make commercially reasonable efforts to bring to market products using the licensed MDx Health patents. We are required to pay MDx Health a minimum royalty fee of $100,000 on each anniversary of the agreement for the life of the contract. In July 2015, we paid MDx Health $150,000 after we reached net sales of $10 million of a licensed product after receipt of FDA approval. We are also required to pay MDx Health $750,000 after we reach cumulative net sales of $50 million, and $1 million after we reach net sales of $50 million in a single calendar year. We are also required to pay MDx Health a low single digit royalty on our net sales of licensed products and services. Unless earlier terminated by the parties in accordance with the agreement, the license agreement will remain in effect until the last of the licensed patents expires in 2028. The agreement contains customary termination provisions which, among other things, permit termination in the event of material uncured breaches.

International Expansion

Our initial efforts for international expansion are focusing on select countries in Europe, the Middle East and Asia for the launch of Cologuard. There is a significant unmet need in these markets as it relates to colorectal cancer screening. We received a CE mark for Cologuard in December 2014,  which is a mandatory conformity mark for certain products sold within the European Economic Area.  We anticipate that our continued international efforts during 2016 will be limited and focused.

Employees

As of December 31, 2015, we had 677 full‑time employees. None of our employees are represented by a labor union. We consider our relationship with our employees to be good.

Financial Information

See our consolidated financial statements included elsewhere in this Form 10‑K and accompanying notes to the consolidated financial statements.

Available Information

We were incorporated in the State of Delaware on February 10, 1995. Our corporate headquarters are located at 441 Charmany Drive, Madison, Wisconsin 53719. Our telephone number is 608‑284‑5700. Our Internet website address is www.exactsciences.com. Our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10‑K.

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

We may never become profitable.

We have incurred losses since we were formed and have only recently begun generating  revenue from Cologuard, our only product. From our date of inception on February 10, 1995 through December 31, 2015, we have accumulated a total deficit of approximately $578.6 million. We expect that our losses will continue for at least the next several years and that we will be required to invest significant additional funds toward development and commercialization of our colorectal cancer screening technology and other products and services. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.

We may need additional capital to execute our business plan.

Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may require additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products.  Additional financing may not be available in amounts or on terms satisfactory to us or at all.  General market conditions, the market price of our common stock, our financial condition, uncertainty about the future commercial success of Cologuard or the development commercial success of future products, regulatory developments, the status and scope of our intellectual property, any ongoing litigation and other factors may significantly affect our success in raising additional capital.  If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our stockholders’ ownership will be diluted. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations, licensing arrangements or other structured financing transactions, we may relinquish rights to certain of our technologies or products, grant security interests in our assets or grant licenses to third parties on terms that are unfavorable to us.

Our success depends heavily on our Cologuard colorectal cancer screening test.

For the foreseeable future, our ability to generate revenues will depend entirely on the commercial success of our Cologuard test. The commercial success of our Cologuard test and our ability to generate revenues will depend on several factors, including the following:

•	acceptance in the medical community;
•	inclusion of Cologuard in healthcare guidelines, such as those developed by ACS and USPSTF;
•	inclusion of Cologuard in quality measures including Healthcare Effectiveness Data and Information Set (“HEDIS”’) and the CMS Star ratings;
•	recommendations and studies regarding colorectal cancer screening that may be published by government agencies, professional organizations, academic or medical journals other key opinion leaders;
•	patient acceptance of and demand for the Cologuard test;
•	successful sales, marketing and educational programs;
•	the number of patients tested for colorectal cancer as well as the number of patients who use Cologuard for that purpose;
•	sufficient coverage and reimbursement by third-party payors;
•	the amount and nature of competition from other colorectal cancer or pre-cancer screening products and procedures;
•	maintaining FDA marketing approval of Cologuard in the United States and the receipt and maintenance of marketing approval from foreign regulatory authorities;
•	obtaining regulatory approvals and appropriate payor coverage to successfully market Cologuard in foreign markets including Europe, East Asia and Australia;
•	maintaining and defending patent protection for the intellectual property relevant to Cologuard; and
•	our ability to establish and maintain commercial manufacturing, distribution, sales force and CLIA laboratory testing capabilities.

If we are unable to develop substantial sales of our Cologuard test or if we are significantly delayed or limited in doing so, our business prospects would be adversely affected.

Our quarterly operating results could be subject to significant fluctuation, which could increase the volatility of our stock price and cause losses to our stockholders.

Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:

•	our success in marketing and selling, and changes in demand for, our Cologuard test, and the level of reimbursement and collection obtained for Cologuard;
•	seasonal variations affecting physician recommendations for colorectal cancer screenings and patient compliance with physician recommendations;

•	our success in collecting payments from third-party payors, customers and collaborative partners, variation in the timing of these payments and recognition of these payments as revenues;
•	the pricing of our Cologuard test, including potential changes in CMS or other reimbursement rates;
•	fluctuations in the amount and timing of our selling and marketing costs and our ability to manage costs and expenses and effectively implement our business;
•	our research and development activities, including our ability to develop new and improved tests and the timing of expensive clinical trials; and

Other companies or institutions may develop and market novel or improved methods for detecting colorectal cancer or pre-cancer, which may make our technologies less competitive or obsolete.

The market for colorectal cancer and pre-cancer screening is large, consisting of more than 80 million Americans age 50 and above. As a result, this market has attracted competitors, some of which possess significantly greater financial and other resources and development capabilities than we do. Some companies and institutions are developing serum-based tests and screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colorectal cancer or pre-cancer. We are aware of at least five companies — Epigenomics AG, Applied Proteomics, Inc., Gene News, EDP Biotech Corporation and Quest Diagnostics — that are developing blood-based tests for the detection of colorectal cancer. Epigenomics AG completed a large multi-center study designed to demonstrate the performance of its blood-based screening test for colorectal cancer and submitted the results to the FDA in June 2014. On January 8, 2016, Epigenomics AG announced that the FDA had informed it that the clinical data that it had submitted regarding its blood-based screening test is sufficient for the FDA to make a final decision on premarket approval and that the FDA’s review process will be completed in the near future. On January 10, 2016, Illumina, Inc. announced the formation of GRAIL, a new company formed to develop a blood-based, pan-cancer screening test that would seek to measure circulating nucleic acids in blood using next-generation sequencing (“NGS”) technology.  We believe other companies are also working on so-called “liquid biopsy” tests using NGS technology, and these tests could represent significant competition for Cologuard and other tests we may develop. Our Cologuard test also faces competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and “virtual” colonoscopy (a radiological imaging approach that visualizes the inside of the bowel by use of spiral computerized axial tomography known as a CT scan) as well as traditional screening tests such as FOBT and FIT and newer screening technologies such as the PillCam COLON cleared by FDA in February 2014. Our competitors may also be working on additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.

Beyond our Cologuard test, as we seek to develop other tools to detect cancer and pre-cancer, we expect to compete with a broad range of organizations in the U.S. and other countries that are engaged in the development, production and commercialization of cancer diagnostic tools.  These competitors include:

•	biotechnology, diagnostic and other life science companies;
•	academic and scientific institutions;
•	governmental agencies; and
•	public and private research organizations.

We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources or stronger business relationships. Our competitors may have broader product lines and greater name recognition than we do. We have limited experience developing tests for the detection of non-colorectal cancers and we cannot guarantee that our research and development activities will be successful in developing any marketable testing products or services. Further, even if we do develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours and they may obtain FDA approval or clearance, and bring those products and services to market, sooner than we are able to.

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

Even without further legislative reform, there can be no assurance that CMS will maintain its current coverage and reimbursement rate for our Cologuard test.  If the CMS reimbursement rate for Cologuard is reduced, our revenues could be adversely affected.  There can be no assurance that CMS and commercial payors who initially decide to cover Cologuard will continue to cover Cologuard. Groups with varying interests may lobby CMS to reduce or terminate reimbursement for Cologuard.  For example, a hedge fund submitted a request that CMS reconsider its reimbursement rate for Cologuard, which was presented at a CMS public meeting on July 16, 2015.  Although in November 2015, CMS issued a determination maintaining substantially the same reimbursement rate for Cologuard, we can provide no assurance that CMS will maintain its coverage or reimbursement rate in the future or that other groups will not successfully persuade CMS to reduce or terminate its coverage and reimbursement for Cologuard.

Under PAMA, the basis for Cologuard’s CMS reimbursement rate is expected to change, beginning in January, 2017, unless the implementation date is delayed.  CMS issued proposed regulations for the implementation of PAMA on September 25, 2015, but these regulations had not been finalized as of February 24, 2016.  Under PAMA and the currently proposed regulations, the CMS reimbursement rate for Cologuard is expected to be calculated based on the volume-weighted median of private payor rates. For the initial rates calculated under PAMA, currently scheduled to take effect January 1, 2017, the calculation is expected to be based on the volume-weighted median of private payor rates during the period July 1, 2015 through December 31, 2015. Because it is unclear how or when the regulations will be finalized and PAMA will be implemented, it is hard to anticipate how PAMA will affect future CMS reimbursement for Cologuard. However, it is possible that the final PAMA regulations, or future CMS guidance or interpretations, could materially and adversely affect CMS reimbursement for Cologuard.

PAMA, as well as other possible legal and regulatory changes, present significant uncertainty for future CMS reimbursement rates for Cologuard. Because Medicare currently covers 46% of patients in the screening population for Cologuard, any reduction in the CMS reimbursement rates for Cologuard would negatively affect our revenues and our business prospects.

If third-party payors, including managed care organizations, do not approve reimbursement for our Cologuard test at adequate reimbursement rates, we may be unable to successfully commercialize our Cologuard test which, we expect, would limit or slow our revenue generation and likely have a material adverse effect on our business.

Successful commercialization of our Cologuard test depends, in large part, on the availability of adequate reimbursement from government insurance plans, managed care organizations and private insurance plans. Although we received a positive coverage decision and what we believe is a favorable initial reimbursement rate from CMS for our Cologuard test, it is also critical that other third party payors approve and maintain reimbursement for our Cologuard test at adequate reimbursement rates. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products approved for marketing by the FDA. As a result, there is significant uncertainty surrounding whether the use of tests that incorporate new technology, such as our Cologuard test, will be eligible for coverage by third-party payors or, if eligible for coverage, what the reimbursement rates will be. Reimbursement of stool-based DNA colorectal cancer screening by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are: sensitive for colorectal cancer and pre-cancer; not experimental or investigational; approved by the major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

If we are unable to obtain positive decisions from third-party payors, including managed care organizations, approving reimbursement for our Cologuard test at adequate levels, its commercial success will be compromised and our revenues would be significantly limited. We may also experience material delays in obtaining such reimbursement decisions and payment for our Cologuard test which are beyond our control. We are pursuing a variety of strategies to increase commercial payor coverage of Cologuard. In certain situations where we believe payors are obligated to cover Cologuard under Medicare laws and state laws that mandate coverage for certain colorectal cancer screening tests, we have sued to enforce coverage obligations. We may pursue similar litigation in the future. Such litigation may be costly, may divert management attention from other responsibilities, may cause payors, including those not directly involved in the litigation, to resist contracting with us, and may ultimately prove unsuccessful.

Moreover, coverage determinations and reimbursement rates are subject to change, and we cannot guarantee that even if we initially achieve adequate coverage and reimbursement rates, they will be applicable to our Cologuard test in the future. As noted above, under PAMA, our Medicare reimbursement rate will be subject to adjustment based on our volume-weighted median commercial reimbursement rate.

If our clinical studies do not satisfy providers, payors, patients and others as to the reliability, effectiveness and superiority of our Cologuard test, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for, our test.

Although we have received FDA approval for our Cologuard test, if the results of our research and clinical studies and our sales and marketing activities relating to communication of these results, do not convince thought-leading gastroenterologists, guidelines organizations, primary care physicians and other healthcare providers, third-party payors and patients that our Cologuard test is reliable, effective and superior to alternative screening methods, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for, our Cologuard test, which could prevent us from successfully commercializing it.

We have finite selling and marketing resources and only limited sales, marketing, customer support, manufacturing, distribution and commercial laboratory experience, which may restrict our success in commercializing Cologuard and other products we may develop.

To grow our business as planned, we must expand our sales, marketing and customer support capabilities, which will involve developing and administering our commercial infrastructure and/or collaborative commercial arrangements and partnerships. We must also maintain satisfactory arrangements for the manufacture and distribution of our Cologuard test. Also, in connection with the launch of Cologuard in late 2014, we began operating a CLIA certified lab facility to process Cologuard tests and provide patient results. We have limited experience managing a sales force, customer support operation and operating a manufacturing operation and clinical lab facility and we may encounter difficulties retaining and managing the specialized workforce these activities require. We may seek to partner with others to assist us with any or all of these functions. However, we may be unable to find appropriate third parties with whom to enter into these arrangements. Furthermore, if we do enter into these arrangements, these third parties may not perform as expected.

If we are unable to deploy and maintain effective sales and marketing capabilities, we will have difficulty achieving market awareness and selling our products and services.

To achieve commercial success for our Cologuard test and our future products and services, we must continue to develop and grow our sales and marketing organization. We currently have a 260 person sales team, including approximately 210 in a direct field sales force. Our direct field sales force calls directly on healthcare providers throughout the United States to initiate sales of our Cologuard test. Our sales organization must explain to healthcare providers the reliability, effectiveness and benefits of Cologuard as compared to alternative screening methods. We may not be able to successfully manage our dispersed sales force. We have also entered into marketing arrangements with independent sales organizations, but we cannot be assured that they will be effective. Because of the competition for their services, we may be unable to partner with or retain additional qualified sales representatives, either as our employees or independent contractors or through independent sales organizations. Further, we may not be able to enter into agreements with sales representatives on commercially reasonable terms, if at all.

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

Our Cologuard test may not gain market acceptance by physicians, healthcare payors and others in the medical community. The degree of market acceptance of our Cologuard test will depend on a number of factors, including:

•	its demonstrated sensitivity and specificity for detecting colorectal cancer and pre-cancer;
•	its price;
•	the availability and attractiveness of alternative screening methods;
•	the willingness of physicians to prescribe Cologuard;
•	the interval at which patients are screened using Cologuard; and
•	sufficient third-party coverage or reimbursement.

Despite the availability of current colorectal cancer screening methods as well as the recommendations of the ACS that all Americans age 50 and above be screened for colorectal cancer, approximately 47 percent of these individuals are not screened according to current guidelines. Use of a stool-based DNA colorectal cancer screening test will require people to collect a stool sample, which some people may be reluctant to do. If our Cologuard test does not achieve an adequate level of acceptance, we may not generate substantial revenues and we may not become profitable.

Our assumptions regarding the market opportunity for Cologuard may not prove true. We estimate the potential market opportunity for Cologuard assuming, among other things, a 30-percent test adoption rate in the screening population and a three-year screening interval. Although ACS guidelines recommend a three-year screening interval and CMS has determined that Medicare will cover the test at this interval, physicians, healthcare payors, the FDA and other regulators and opinion leaders could recommend a different testing schedule. Further, patients may not comply with the recommended testing interval.

Recommendations, guidelines and quality metrics issued by various organizations, including the U.S. Preventative Services Task Force, the American Cancer Society and the National Committee for Quality Assurance, may significantly affect payors’ willingness to cover, and physicians’ willingness to prescribe, our products.

Securing influential recommendations, inclusion in healthcare guidelines and inclusion in quality measures are keys to our physician and payor engagement strategies.  These guidelines, recommendations and quality metrics may shape payors’ coverage decisions and physicians’ cancer screening procedures.

The US Preventive Services Task Force (“USPSTF”), a panel of primary care physicians and epidemiologists funded by the US. Department of Health and Human Services’ Agency for Healthcare Research and Quality, makes influential recommendations on clinical preventative services without considering cost-effectiveness. On October 5, 2015, the USPSTF issued a draft recommendation statement on colorectal cancer screening assigning an “A” grade to colorectal cancer screening for individuals starting at age 50 and continuing until age 75.  Unlike prior USPSTF recommendations, the draft statement does not assign individual letter grades to individual screening tests.  The draft statement designated certain screening modalities as “recommended” and others (including multi-target stool DNA testing, which is Cologuard) as “alternative tests.”  The draft statement indicated that the alternative tests “may be useful in select clinical circumstances” but are supported by “less mature evidence.”  We expect that a final version of the USPSTF colorectal cancer screening recommendations will be published in the second half of 2016.

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

In addition, the healthcare industry in the United States has experienced a trend toward cost containment and value-based purchasing of healthcare services. Some government and private payors are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payors may look to quality measures such as the National Committee for Quality

Assurance (“NCQA”), Healthcare Effectiveness Data and Information Set (“HEDIS”) and the CMS Star ratings to assess quality of care. These measures are intended to provide incentives to service providers to deliver the same or better results while consuming fewer resources. If Cologuard is not included in HEDIS or other quality metrics, payors may be less inclined to reimburse our Cologuard test at adequate levels, which could adversely impact our business. Additionally, if Cologuard is not included in HEDIS or other quality metrics, physicians may not earn quality credit for prescribing Cologuard and therefore may be less inclined to do so.

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

Developing new cancer diagnostic tools is a speculative and risky endeavor.  Candidate products that may initially show promise may fail to achieve the desired results in larger clinical studies or may not achieve acceptable levels of clinical accuracy.  We may need to explore a number of different marker combinations, alter our candidate products and repeat clinical studies before we identify a potentially successful candidate.  Clinical testing is expensive, takes many years to complete and can have uncertain outcome.  Clinical failure can occur at any stage of the testing.  If, after clinical trials, a candidate product or service appears successful, we may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances or approvals before we can market it.  The FDA’s clearance or approval pathways are likely to involve significant time, as well as additional research, development and clinical study expenditures.  There can be no guarantee that the FDA would clear or approve any future product we may develop.  Even if the FDA clears or approves a new product we develop, we would need to commit substantial resources to sell and market the product before it could be profitable and the product may never be commercially viable.

If we determine that any of our current or future development programs is unlikely to succeed, we may abandon it without any return on our investment into the program.  Given our current levels of cash and resources, and our planned expenditures to support Cologuard commercialization, we expect that we will need to raise significant additional capital to bring any new products to market, which may not be available on acceptable terms, if at all.

We may not be able to successfully establish and maintain collaborative and licensing arrangements, which could adversely affect our ability to develop and commercialize our Cologuard test and any other products and services.

The development and commercialization of our Cologuard test and any other products and services rely, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. We currently have collaborative and licensing arrangements with MAYO Foundation for Medical Education and Research.  In addition, we have licensing agreements with Hologic and MDx Health. Such arrangements provide us with intellectual property crucial to our product development, including technology that we have incorporated into our Cologuard test. Our dependence on licensing, collaboration and other similar agreements with third parties may subject us to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued and will not be breached or terminated early. Nor can there be any assurance that we will be able to enter into the relationships necessary to successfully commercialize our Cologuard test or any other product or service we may develop. Any failure to obtain or retain the rights to necessary technologies could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues.

As we seek to commercialize and market our Cologuard test and develop new products and services, we expect to continue and expand our reliance on collaborative and licensing arrangements. Establishing new strategic collaborations and licensing arrangements is difficult and time-consuming. Discussions with potential collaborators or licensors may not lead to the establishment of collaborations on favorable terms, if at all. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be limited. Potential collaborators or licensors may reject collaborations with us based upon their assessment of our financial, regulatory or intellectual property position. Even if we successfully establish new collaborations, these relationships may never result in the successful commercialization of our Cologuard test or any other product or service.

Even though our Cologuard test has received regulatory clearance in the United States, if we do not receive regulatory clearance for Cologuard in other jurisdictions, our prospects may be materially and negatively affected.

Governments in countries outside the United States also regulate diagnostic tests marketed in such countries, and obtaining their approvals can be lengthy, expensive and highly uncertain. The approval process varies from country to country and the requirements governing the conduct of clinical trials, pricing and reimbursement vary greatly from country to country. In certain jurisdictions, we are required to finalize operational, reimbursement, price approval and funding processes prior to marketing our Cologuard test. We may not receive regulatory approval for our Cologuard test any of these countries on a timely basis, if ever. Even if approval is granted in any such country, the approval may require limitations on the uses or availability of our Cologuard test. Failure to obtain regulatory approval for our Cologuard test in territories outside the United States could have a material adverse effect on our business prospects.

If we fail to meet any applicable requirements of CLIA or similar state laws, that failure could adversely affect any future payor consideration of our technologies, prevent their approval entirely, and/or interrupt the commercial sale of any products and services and otherwise cause us to incur significant expense.

We are subject to federal and state laws and regulations regarding the operation of clinical laboratories. Federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements and laws of certain states impose certification requirements for clinical laboratories, and establish standards for quality assurance and quality control, among other things. Clinical laboratories are subject to inspection by regulators, and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If we fail to meet any applicable requirements of CLIA or state law, that failure could adversely affect any future payor consideration of our technologies, prevent their approval entirely, and/or interrupt the commercial sale of any products and services and otherwise cause us to incur significant expense.

We must maintain FDA approval for Cologuard and of our Madison, Wisconsin, facilities; failure to maintain compliance with FDA requirements may prevent or delay the marketing or manufacture of our Cologuard test.

As a condition of the FDA approval of our Cologuard test, we are required to conduct a post-approval study. We anticipate that the post-approval study will require significant funding and resources to reach its conclusion. There is a risk that the FDA may modify or withdraw the approval of Cologuard if the results of this post-approval study are not satisfactory or are inconsistent with previous studies. We expect to rely on third parties, such as contract research organizations, medical institutions and clinical investigators to conduct the post-approval study. We have reduced control over the activities of these third parties and the initiation and completion of the post-approval study may be prevented, delayed or halted for reasons outside our control.

Additionally, our Madison, Wisconsin facilities are periodically subject to inspection by the FDA and other governmental agencies to ensure they meet production and quality standards. Operations at these facilities could be interrupted or halted if the FDA deems such inspections are unsatisfactory. Failure to comply with FDA or other regulatory requirements could result in fines, unanticipated compliance expenditures, recall or seizures of our products, total or partial suspension of production or distribution, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution.

Our inability to obtain without delay any necessary regulatory clearances or approvals for new diagnostic products or services, or improvements to our current offerings, could materially encumber future product commercialization.

We may develop new diagnostic test candidates that are likely to be regulated by the FDA as medical devices.  Unless otherwise exempted, medical devices must receive from the FDA either “510(k) clearance” or pre-market approval (“PMA”) before marketing them in the United States.  The FDA determines whether a medical device will require either 510(k) clearance or the PMA process based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product.  The process to obtain either 510(k) clearance or PMA will likely be costly, time-consuming and uncertain.  However, we believe the PMA process is generally more challenging. Even if we design a product that we expect to be eligible for the 510(k) clearance process, the FDA may require that the product undergo the PMA process.  There can be no assurance that the FDA will ever permit us to market any new product or service that we develop. Even if regulatory approval is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of any new product or service.

FDA regulatory approval or clearance is not just required for new products and services we develop, but would also be required for certain enhancements we may seek to make to our Cologuard test.

Delays in receipt of, or failure to obtain, clearances or approvals could materially delay or prevent us from commercializing our products and services or result in substantial additional costs which could decrease our profitability. In addition, even if we receive FDA clearance or approval for a new or enhanced product or service, the FDA may withdraw or materially modify its clearance or approval.

In the future, we plan to develop diagnostic products or services that could be regulated as laboratory developed tests (“LDTs”). If the FDA proceeds with its plans to actively regulate LDTs, we may need to obtain additional FDA or other regulatory approvals, which may delay, encumber or block us from commercializing these diagnostic tests.

We may also develop diagnostic test candidates that, under today’s regulations, would be regulated as LDTs under CLIA. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use.  Historically, LDTs have been regulated under CLIA while the FDA has exercised enforcement discretion and not required approvals or clearances for most LDTs performed by CLIA-certified laboratories. The FDA has traditionally chosen not to exercise its authority to regulate LDTs because it regulates the primary components in most LDTs and because it believes that laboratories certified as high complexity under CLIA, such as ours, have demonstrated expertise and ability in test procedures and analysis.

In October 2014, the FDA published two draft guidance documents describing the proposed risk-based framework under which they might regulate LDTs. The FDA’s draft framework proposed, among other things, premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared diagnostics currently on the market. In November 2015, the FDA issued a report citing evidence for the need for additional regulation of LDTs and stated the FDA is continuing to work to finalize premarket review requirements for LDTs.  The FDA’s guidance documents, if and when finalized, may materially impact our development of LDTs and may require us to change our business model in order to maintain compliance with these regulations. New laws and regulations may significantly slow the time it takes us to bring LDTs to market, may materially increase the costs of developing, and decrease the profitability of providing, LDTs, and may prevent us from commercializing certain diagnostic test candidates.

We currently perform our Cologuard test predominantly in one laboratory facility. If this or any future facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently perform our Cologuard test predominantly in a single laboratory facility in Madison, Wisconsin. Our headquarters and manufacturing facilities are also located in Madison, Wisconsin. If these, or any future facilities, were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, our business could be severely disrupted. If our Madison, Wisconsin, laboratory is disrupted, we may not be able to perform our Cologuard test or generate test reports as promptly as patients and healthcare providers require or expect, or possibly not at all. If we are unable to perform our Cologuard test or generate test reports within a timeframe that meets patient and healthcare provider expectations, our business, financial results and reputation could be materially harmed.

We currently maintain insurance against damage to our property and equipment and against business interruption and research and development restoration expenses, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

We rely upon certain single-source suppliers and loss or interruption of supply from single-source suppliers could have a disruptive effect on our business.

We purchase certain supplies from third-party suppliers and manufacturers. In some cases, due to the unique attributes of products that are incorporated into our Cologuard test, we maintain a single-source supplier relationship. These third parties are independent entities subject to their own unique operational and financial risks that are outside our control. These third parties may not perform their obligations in a timely and cost-effective manner and they may be unwilling to increase production capacity commensurate with demand for our Cologuard test or future products. The loss of a single-source supplier, the failure to perform by a single-source supplier, the deterioration of our relationship with a single-source supplier or any unilateral modification to the contractual terms under which we are supplied materials by a single-source supplier could have a disruptive effect on our business, and could adversely affect our results of operations.

Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems, which support our operations, including at our clinical laboratory, and our research and development efforts. We are substantially dependent on our IT systems to receive and process Cologuard test orders, securely store patient health records and deliver the results of our Cologuard tests. The integrity and protection of our own data, and that of our customers and employees, is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our clinical laboratory, could adversely affect our ability to operate our business. Any interruption in the operation of IT systems could have an adverse effect on our operations. Furthermore, any breach in our IT systems could lead to the unauthorized access, disclosure and use of non-public information. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

We rely on courier delivery services to transport Cologuard collection kits to patients and samples back to laboratory facilities for analysis. If these delivery services are disrupted or become prohibitively expensive, customer satisfaction and our business could be negatively impacted.

We ship Cologuard collection kits to patients, and patients ship samples to our Madison, Wisconsin, laboratory facility or other clinical laboratories for analysis, by air and ground express courier delivery service. Disruptions in delivery service, whether due to bad weather, natural disaster, terrorist acts or threats, or for other reasons, can adversely affect customer satisfaction, specimen quality and our ability to provide our services on a timely basis.  If the courier delivery services that transport Cologuard collection kits institute significant price increases, our profitability would be negatively affected and we may need to identify alternative delivery methods, if possible, modify our service model, or attempt to raise our pricing, which may not be possible with regard to Medicare claims or commercially practicable with regard to commercial claims.

Due to billing complexities in the diagnostic and laboratory service industry, we may not be able to collect fees for the Cologuard tests we perform.

Billing for diagnostic and laboratory services is a complex process. Laboratories bill many different payors including doctors, patients, hundreds of insurance companies, Medicare, Medicaid and employer groups, all of which have different billing requirements.  We are continuing to work with third-party payors to cover and reimburse Cologuard tests.  If we are unsuccessful, we may not receive payment for Cologuard tests we perform for patients on a timely basis, if at all, and we may not be able to provide services for patients with certain healthcare plans.  We may have to litigate to enforce coverage obligations under Medicare laws and state laws that mandate coverage for certain colorectal cancer screening tests or to enforce contractual coverage obligations.  Such litigation may be costly, may divert management attention from other responsibilities, may cause payors, including those not directly involved in the litigation, to resist contracting with us, and may ultimately prove unsuccessful. We may face write-offs of doubtful accounts, disputes with payors and long collection cycles. We may face patient dissatisfaction, complaints or lawsuits to the extent Cologuard tests are not covered, or fully covered, by insurers and patients become responsible for all or part of the price of the test.  As a result, patient demand for Cologuard could be adversely affected.  To the extent patients express dissatisfaction with our billing practices to their physicians, those physicians may be less likely to prescribe Cologuard for other patients, and our business would be adversely affected.

Even if payors do agree to cover Cologuard, our billing and collections process may be complicated by the following and other factors, which may be beyond our control:

•	disputes among payors as to which payor is responsible for payment;
•	disparity in coverage among various payors or among various healthcare plans offered by a single payor;
•	differing information and billing requirements among payors; and
•	failure by patients or physicians to provide complete and correct billing information.

The uncertainty of receiving payment for our Cologuard test and complex laboratory billing processes could negatively affect our business and our operating results.

We may be subject to substantial costs and liability, or be prevented from using technologies incorporated in our Cologuard test, as a result of litigation or other proceedings relating to patent or other intellectual property rights.

Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of colorectal cancer and pre-cancer and is designed to maximize our patent protection against third parties in the United States and, potentially, in certain foreign countries. We have filed patent applications that we believe cover the methods we have designed and use in our Cologuard test to detect colorectal cancer and pre-cancer. In order to protect or enforce our patent and other intellectual property rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time-consuming and divert the attention of our management and key personnel from our business. Additionally, such actions could result in challenges to the validity or applicability of our patents. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, we have no way of knowing if others may have filed patent applications covering technologies used by us or our partners. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. From time to time we have received correspondence from third parties alleging to hold intellectual property rights that could block our commercialization of products. While none of these inquiries to date have had any material effect on us, and while we do not believe that any pending correspondence would have such an effect, we may receive inquiries in the future that could have a material effect on our business. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any such suits or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may only be available on unacceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of services or products containing our technologies, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to various complex laws and regulations. We could be subject to significant fines and penalties if we or our partners fail to comply with these regulations.

As a provider of clinical diagnostic products and services, we and our partners are subject to extensive and frequently changing foreign and U.S. federal, state and local laws and regulations governing various aspects of our business. In particular, the clinical laboratory industry is subject to significant governmental certification and licensing regulations, as well as foreign and U.S. federal and state laws regarding:

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

We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission, or FTC. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC requirement could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA and FTC regulation. We incur various costs in complying and overseeing compliance with these laws and regulations.

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

If we or our partners, including independent sales representatives, fail to comply with these laws and regulations, we could incur significant fines and penalties and our reputation and prospects could suffer.  Additionally, our partners could be forced to cease offering our products and services in certain jurisdictions, which could materially disrupt our business.

Some of our activities may subject us to risks under federal and state laws prohibiting ‘kickbacks’ and false or fraudulent claims.

In addition to FDA marketing restrictions, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare product and service industry and to regulate billing practices and financial relationships with physicians, hospitals and other healthcare providers. These laws include a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices and providers of laboratory services by limiting the kinds of financial arrangements, including sales programs that may be used with hospitals, physicians, laboratories and other potential purchasers or prescribers of medical devices and laboratory services. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Additionally, to avoid liability under federal false claims laws, we must carefully and accurately code claims for reimbursement, proactively monitor the accuracy and appropriateness of Medicare claims and payments received, diligently investigate any credible information indicating that we may have received an overpayment, and promptly return any overpayments. Currently, a significant percentage of our revenues are generated by payments from Medicare. The federal Anti-Kickback Statute and certain false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing and billing practices are constantly evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects. Our failure to comply with applicable laws could result in various adverse consequences which could have a material adverse effect upon our business, including the exclusion of our products and services from government programs and the imposition of civil or criminal sanctions.

Compliance with the HIPAA security, privacy and breach notification regulations may increase our costs.

The HIPAA privacy, security and breach notification regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the uses and disclosures of protected health insurance (“PHI”) by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and our healthcare operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;
•	requirements to notify individuals if there is a breach of their PHI;
•	the contents of notices of privacy practices for PHI;
•	administrative, technical and physical safeguards required of entities that use or receive PHI; and
•	the protection of computing systems maintaining electronic PHI.

We have implemented practices to meet the requirements of the HIPAA privacy, security and breach notification regulations, as required by law. We are required to comply with federal privacy, security and breach notification regulations as well as varying state privacy, security and breach notification laws and regulations, which may be more stringent than federal HIPAA requirements. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those countries. The federal privacy regulations restrict our ability to use or disclose patient identifiable data, without patient authorization, for purposes other than payment, treatment, healthcare operations and certain other specified disclosures such as public health and governmental oversight of the healthcare industry.

HIPAA provides for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Computer networks are always vulnerable to breach and unauthorized persons may in the future be able to exploit weaknesses in the security systems of our computer networks and gain access to PHI. Additionally, we share PHI with third-party contractors who are contractually obligated to safeguard and maintain the confidentiality of PHI. Unauthorized persons may be able to gain access to PHI stored in such third-party contractors’ computer networks. Any wrongful use or disclosure of PHI by us or our third-party contractors, including disclosure due to data theft or unauthorized access to our or our third-party contractors’ computer networks, could subject us to fines or penalties that could adversely affect our business and results of operations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could also incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

The success of our business is substantially dependent upon the efforts of our senior management team.

Our success depends largely on the skills, experience and performance of key members of our senior management team including Kevin Conroy, our Chairman, President and Chief Executive Officer, Maneesh Arora, our Senior Vice President and Chief Operating Officer, Dr. Graham Lidgard, our Senior Vice President and Chief Science Officer, and John Bakewell, our Chief Financial Officer. These executives are critical to directing and managing our growth and development in the future. Our success is substantially dependent upon our senior management’s ability to lead our company, implement successful corporate strategies and initiatives, develop key relationships, including relationships with collaborators and business partners, and successfully commercialize products and services in the United States and abroad. While our management team has significant experience in securing FDA approvals for diagnostic products, we have considerably less experience in commercializing a product or service. The efforts of our management team will be critical to us as we develop our technologies and seek to commercialize our Cologuard test and other FDA approved products and services.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success depends in large part on our ability to attract and retain managerial personnel. If we were to lose any of our senior management team, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. The failure to maintain management or to attract sales personnel as we commercialize our Cologuard test could materially adversely affect our business, financial condition and results of operations.

Our management has broad discretion over the use of our available cash and marketable securities and might not spend available cash and marketable securities in ways that increase the value of your investment.

As of December 31, 2015, we had $306.9 million in combined cash and marketable securities.  Our management currently expects to deploy these resources primarily to expand our Cologuard commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives.  You will be relying on the judgment of our management regarding the application and prioritization of our resources.  Our management might not apply our cash and marketable securities in ways that increase on, or permit any return of, your investment.

Our business and reputation will suffer if we are unable to establish and comply with, stringent quality standards to assure that the highest level of quality is observed in the performance our Cologuard test.

Inherent risks are involved in providing and marketing cancer diagnostic tests, such as our Cologuard test, and related services. Patients and healthcare providers rely on us to provide accurate clinical and diagnostic information that may be used to make critical healthcare decisions.  As such, users of our Cologuard test may have a greater sensitivity to errors than users of some other types of products and services.

We must maintain top service standards and FDA-mandated and other quality controls. Performance defects, incomplete or improper process controls, excessively slow turnaround times, unanticipated uses of Cologuard or mishandling of stool samples or Cologuard test results (whether by us, patients, healthcare providers, courier delivery services or others) can lead to adverse outcomes for patients and interruptions to our services.  These events could lead to voluntary or legally mandated safety alerts relating to Cologuard or our laboratory facility and could result in the removal of Cologuard from the market or the suspension of our laboratory’s operations.  Insufficient quality controls and any resulting negative outcomes, could result in significant costs and litigation, as well as negative publicity that could reduce demand for Cologuard and payors’ willingness to cover our Cologuard test.  Even if we maintain adequate controls and procedures, damaging and costly errors may occur.

Product and professional liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages and increases in our insurance rates.

The sale and use of our Cologuard test could lead to product or professional liability claims based on, among other things, allegations that one of our products contained a design or manufacturing defect or our laboratory was negligent in processing test results, which resulted in the failure to detect the disease for which it was designed or an unnecessary procedure which caused harm. A product or professional liability claim could result in substantial damages, be costly and time consuming to defend, and cause material harm to our business, reputation or financial condition. We cannot assure you that our liability insurance would protect our assets from the financial impact of defending a liability claim. Any claim brought against us, with or without merit, could increase our liability insurance rates or prevent us from securing insurance coverage in the future.

We expect to rely on third parties to conduct any future studies of our technologies that may be required by the FDA or other US or foreign regulatory bodies, and those third parties may not perform satisfactorily.

We do not have the ability to independently conduct the clinical or other studies that will be required to obtain FDA or other regulatory approvals for future products we may develop or the approval of foreign regulatory bodies that may be required for such future products as well as our Cologuard test. Accordingly, we expect to rely on third parties such as contract research organizations, medical institutions and clinical investigators to conduct any such studies. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of our requirement to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations may prepare and comply with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain a required regulatory approval.

Our inability to manage growth could harm our business.

In connection with launching the commercialization of our Cologuard test, we have added, and expect to continue to add, additional personnel in the areas of sales and marketing, laboratory operations, billing and collections, quality assurance and compliance. Our number of full time employees has increased from 102, as of December 31, 2013, to 677, as of December 31, 2015. Further, as we build our commercialization efforts and expand research and development activities for new products, the scope and complexity of our operations is increasing significantly. As a result of our growth, our operating expenses and capital requirements have also increased, and we expect that they will continue to increase, significantly. Our ability to manage our growth effectively requires us to forecast expenses accurately and to expend funds to improve our operational, financial and management controls, reporting systems and procedures. As we move forward in commercializing our Cologuard test, we will also need to effectively manage our manufacturing, laboratory operations and sales and marketing needs, which represent new areas of oversight for us. If we are unable to manage our anticipated growth effectively, our business could be harmed.

Our growing international operations could subject us to risks and expenses that could adversely impact the business and results of operations.

We expect to increase the availability of our Cologuard test in non-U.S. markets and to expand our operations in foreign countries. Our international expansion exposes us to risks from the failure to comply with foreign laws and regulations that differ from those under which we operate in the U.S., as well as U.S. rules and regulations that govern foreign activities such as the U.S. Foreign Corrupt Practices Act. In addition, we may be adversely affected by other risks associated with operating in foreign countries. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas.

Risks inherent in our international operations include:

•

numerous and varied non-U.S. regulatory requirements, including with respect to healthcare, that are subject to change and that could limit our ability to offer or market our Cologuard test or other products and services we may develop on acceptable terms, if at all;

•	numerous and varied U.S. regulatory requirements, including import- and export-related laws and regulations and the U.S. Foreign Corrupt Practices Act;
•	changes by foreign governments and other foreign healthcare payors in reimbursement rates for our Cologuard test or other products and services we may develop;
•	differing local preferences and expectations for healthcare services;
•	differing private and public health insurance systems, including differing approaches to coverage determinations and reimbursement amounts;
•	foreign currency exchange controls and tax rates;
•	foreign currency exchange rate fluctuations, including devaluations;
•	potential changes in regional and local economic conditions, including local inflationary pressures;
•	political instability and actual or anticipated military or political conflicts;
•	difficulty in establishing, staffing and managing non-U.S. operations
•	differing labor regulations;
•	potential changes in or interpretations of tax laws;
•	minimal protection of intellectual and other property rights in certain jurisdictions;
•	varying enforcement of contractual rights in certain jurisdictions; and
•	restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, as well as the potential nationalization or seizure of business enterprises or assets.

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

In addition, we have adopted a rights agreement that provides that in the event of (i) an acquisition of 15% or more of our outstanding common stock or (ii) an announcement of an intention to make a tender offer or exchange offer for 15% or more of our outstanding common stock, our stockholders, other than the potential acquiror, shall be granted rights enabling them to purchase additional shares of our common stock at a substantial discount to the then prevailing market price. The rights agreement could significantly dilute such acquiror’s ownership position in our shares, thereby making a takeover prohibitively expensive and encouraging such acquiror to negotiate with our board of directors. Therefore, the rights agreement could make it more difficult for a third party to acquire control of us without the approval of our board of directors.

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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2015, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $565.9 million and $208.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a specified time period (generally three years). Given the Code’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. An ownership change under Section 382 of the Code could also be triggered by certain strategic transactions. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. For these reasons, even if we attain profitability our ability to utilize our NOLs may be limited, potentially significantly so.

Our stock price has fluctuated widely and is likely to continue to be volatile.

The market price for our common stock varied between a high of $32.85 and a low of $6.79 in the twelve-month period ended December 31, 2015.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors.  Our stock price also may be affected by:

•	comments by securities analysts regarding our business or prospects;
•	our issuance of common stock or other securities;
•	our inability to accurately forecast future performance;
•	our inability to meet analysts’ expectations;
•	general fluctuations in the stock market or in the stock prices of companies in the life sciences or healthcare diagnostics industries; and
•	general conditions and publicity regarding the life sciences or healthcare diagnostics industries.

Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Further, sharp drops in the market price of our common stock, such as we experienced in 2015, may expose us to securities class-action litigation. Such litigation could result in substantial expenses and diversion of management’s attention and corporate resources, which would seriously harm our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2015, we occupied approximately 174,000 square feet of space at our significant facilities in Madison, Wisconsin. See Note 8 in the notes to our consolidated financial statements for further discussion surrounding our leased facilities.

As of December 31, 2015, our significant facilities are as follows:

Location	Primary Function	Total Square Feet (approx.)	Leased or Owned
Madison, Wisconsin	Research and development	55,000	Owned
Madison, Wisconsin	Executive offices	34,000	Leased
Madison, Wisconsin	Operations	35,000	Leased
Madison, Wisconsin	Clinical laboratory	50,000	Leased

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

	High	Low
2015
First quarter	$29.60	$20.35
Second quarter	32.85	20.12
Third quarter	30.00	17.58
Fourth quarter	18.74	6.79
2014
First quarter	$15.60	$11.63
Second quarter	17.74	10.69
Third quarter	23.20	15.01
Fourth quarter	29.97	17.34

As of February 22, 2016, there were 97,449,890 shares of our common stock outstanding held by approximately 87 holders of record.

We have never paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

The selected historical financial data for the five years ended December 31, 2015 is derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with, and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share data)
Statements of Operations Data:
Revenue:
Laboratory service revenue	$39,437	$1,504	$—	$—	$—
Product royalty fees	—	—	—	—	20
License fees	—	294	4,144	4,144	4,143
	39,437	1,798	4,144	4,144	4,163
Cost of sales(1)	24,501	4,325	—	—	24
Gross profit	14,936	(2,527)	4,144	4,144	4,139
Operating expenses:
Research and development(1)	33,914	28,669	27,678	42,131	21,968
General and administrative(1)	57,950	30,435	13,649	9,900	8,137
Sales and marketing(1)	82,140	38,908	9,578	4,755	2,857
	174,004	98,012	50,905	56,786	32,962
Loss from operations	(159,068)	(100,539)	(46,761)	(52,642)	(28,823)
Investment income	1,271	542	316	262	169
Interest expense	(6)	(51)	(69)	(41)	(21)
Net loss	$(157,803)	$(100,048)	$(46,514)	$(52,421)	$(28,675)
Net loss per share:
Basic and diluted	$(1.71)	$(1.25)	$(0.69)	$(0.88)	$(0.54)
Weighted average common shares outstanding:
Basic and diluted	92,135	80,232	67,493	59,481	52,512
Balance Sheet Data:
Cash and cash equivalents	$41,135	$58,131	$12,851	$13,345	$35,781
Marketable securities	265,744	224,625	120,408	94,776	57,580
Total assets	364,296	312,824	146,627	112,119	96,953
Long term debt	4,852	1,000	1,000	1,000	1,000
Other long term liabilities	4,804	3,599	—	—	—
Total liabilities	37,440	23,840	11,311	13,524	13,458
Stockholders’ equity	326,856	288,984	135,316	98,595	83,495

(1)	Non‑cash stock‑based compensation expense included in these amounts are as follows:

	2015	2014	2013	2012	2011
Cost of sales	$876	$279	$—	$—	$—
Research and development	3,744	4,149	2,817	2,396	1,685
General and administrative	9,358	5,575	3,054	2,579	1,622
Sales and marketing	4,072	1,517	1,873	518	657

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient friendly screening test called Cologuard®, for the early detection of colorectal cancer and pre-cancer, and are currently working on the development of tests for lung cancer, pancreatic cancer and esophageal cancer.

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths among non-smokers. Each year there are:

•	137,000 new cases in the U.S.
•	50,000 deaths in the U.S.
•	1,200,000 new cases worldwide
•	600,000 deaths worldwide

Colorectal cancer treatment represents a significant growing healthcare cost. Annually, $14 billion is spent in the U.S. on colorectal cancer treatment and the projected annual treatment costs are expected to be $20 billion in 2020. The incidence of colorectal cancer in Medicare patients is expected to rise from 106,000 cases in 2010 to more than 180,000 cases in 2030.

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps, or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Accordingly, the American Cancer Society (“ACS”) recommends that all people age 50 and older undergo regular colorectal cancer screening. Of the more than 80 million people in the U.S. for whom routine colorectal cancer screening is recommended, nearly 47 percent have not been screened according to current guidelines. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 67 percent and 12 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

Our Cologuard test is a non-invasive stool-based DNA (“sDNA”) screening test designed to detect DNA markers, which in published studies have been shown to be associated with colorectal cancer. In addition to DNA markers, our test includes a protein marker to detect blood in the stool, utilizing an antibody-based fecal immunochemical test (“FIT”).

On August 11, 2014 the U.S. Food and Drug Administration (“FDA”) approved Cologuard for use as the first and only sDNA non-invasive colorectal cancer screening test. Our submission to the FDA for Cologuard included the results of our pivotal DeeP-C clinical trial that had over 10,000 patients enrolled at 90 enrollment sites in the U.S. and Canada. The results of our DeeP-C clinical trial for Cologuard were published in the New England Journal of Medicine in April 2014. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening,” highlighted the performance of Cologuard in the trial population:

•	Cancer Sensitivity: 92%
•	High-Grade Dysplasia Sensitivity: 69%
•	Specificity: 87%

The competitive advantages of sDNA screening provide a significant market opportunity. Assuming a 30-percent test adoption rate in the screening population and a three-year screening interval, we estimate the potential U.S. market for sDNA screening to be more than $4 billion, annually.

Our Cologuard Commercialization Strategy

Our commercialization strategy includes three main elements with a focus on physicians, patients, and payors.

Physicians and Patients

We are engaging physicians with several strategies. We have a 260 person sales team, including approximately 210 in a direct field sales force, actively engaging with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We are focused on specific physicians based on specialty and propensity to prescribe colorectal cancer screening tests. We are also focused on physician groups and larger regional and national health systems. We are engaged in a co-promotion agreement with Ironwood Pharmaceuticals under which its 160 clinical sales specialists promote Cologuard across the United States. Further, to build awareness, we have launched a medical education program that includes on-line training and peer-to-peer presentations.

Securing inclusion in guidelines is a key part of our physician engagement strategy since many physicians rely on such guidelines when making screening recommendations. Professional colorectal cancer screening guidelines in the U.S., including those of the ACS, the American College of Gastroenterology, and the American Gastroenterological Association, recommend regular screening by a variety of methods. Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS and the U.S. Multi-Society Task Force on Colorectal Cancer have included sDNA screening technology in national colorectal cancer screening guidelines as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older. The U.S. Multi-Society Task Force on Colorectal Cancer is a consortium of several organizations that includes representatives of the American College of Gastroenterology, American Gastroenterological Association, American Society for Gastrointestinal Endoscopy and the American College of Physicians/Society of Internal Medicine. In October 2014 the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended sDNA screening test.

In October 2015, the US Preventive Services Task Force (“USPSTF”) issued a draft recommendation statement for colorectal cancer screening, which recommends an "A" grade for colorectal cancer screening starting at age 50 and continuing until age 75. The draft recommends certain screening tests and includes Cologuard as an alternative screening test, along with CT colonography.  This approach, if adopted in the final recommendation statement, would represent a change from the 2008 USPSTF recommendations, which assigned specific grades for different tests, including an "I" rating for stool-based DNA.  The USPSTF is expected to issue final recommendations during the second half of 2016. Inclusion within the USPSTF recommendation statement is important for a number of reasons. For example, the Affordable Care Act requires that health insurers cover preventive services graded “A” or “B” by USPSTF without imposing any patient cost-sharing. Also, quality measures, such as the Healthcare Effectiveness Data and Information Set (“HEDIS”) measures issued by the National Committee for Quality Assurance (“NCQA”) generally follow the USPSTF recommendation statement. Accordingly, physicians are incentivized, through various quality measurement programs that rely on HEDIS, to prescribe colorectal cancer screening tests that are included in the USPSTF recommendation statement.

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This activity is focused on enabling patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. During 2016 we began to test television advertising in select markets.

Payors

The cornerstone of our payor-engagement strategy was securing coverage from the Centers for Medicare & Medicaid Services (“CMS”). Medicare covers 46% of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a final National Coverage Determination (“NCD”) for Cologuard following a parallel review process with FDA.  Cologuard was the first screening test approved by FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:

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

In the 2016 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $508.87. This represented an increase from the 2015 reimbursement rate of $492.72. Cologuard has been assigned a new American Medical Association CPT code (81528), and CMS has issued a determination that, effective January 1, 2016, code 81528 is reimbursed on the same basis as the G0464 code, which it replaced.  Payments from CMS are subject to sequestration. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), the basis for Cologuard’s CMS reimbursement rate is expected to change, beginning in January 2017 unless the PAMA implementation date is delayed. CMS issued proposed regulations for the implementation of PAMA on September 25, 2015, but these regulations had not been finalized as of February 24, 2015. Under PAMA and the currently proposed regulations, the CMS reimbursement rate for Cologuard is expected to be calculated based on the volume-weighted median of private payor rates. For the initial rates calculated under PAMA, currently scheduled to take effect January 1, 2017, the calculation would be based on the volume-weighted median of private payor rates during the period July 1, 2015 through December 31, 2015.

While we consider the current level of Medicare reimbursement for Cologuard to be adequate, we believe it is necessary to secure favorable coverage and reimbursement from commercial payors in order for Cologuard to achieve its full commercial potential. Some third-party commercial payors including Anthem Blue Cross Blue Shield of California and Blue Cross Blue Shield of Massachusetts have agreed to cover Cologuard as an in-network service, and we are working with many other insurers to add coverage for Cologuard. We believe that commercial payors’ reimbursement of Cologuard will depend on a number of factors, including payors’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. We are pursuing a variety of strategies to increase commercial payor coverage for Cologuard including providing cost effectiveness data to payors to make the case for Cologuard reimbursement.  We are focusing our efforts on large national and regional insurers, insurers in states that require health insurers to cover colorectal cancer screening and health plans that have affiliated health systems. In certain situations where we believe payors are already legally required to cover Cologuard, we have sued to enforce those coverage obligations. We may consider similar litigation in the future.

We believe quality metrics will shape payors’ coverage decisions, as well as physcians’ cancer screening procedures.  In recent years the healthcare industry in the United States has experienced a trend toward cost containment and value-based purchasing of healthcare services. Some government and private payors are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payors may look to quality measures such as the NCQA, HEDIS and the CMS Star ratings to assess quality of care.  These programs are intended to provide incentives to service providers to deliver the same or better results while consuming fewer resources. We believe inclusion of Cologuard in the HEDIS measures and the Star ratings will influence payors’ willingness to reimburse our Cologuard test and physicians’ willingness to prescribe Cologuard.  Recommendations issued by the USPSTF, as well as other healthcare guidelines, may affect how quality programs rate various preventative services.

Our Clinical Lab Facility

As part of our commercialization strategy, we established a state of the art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 32,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year, and have the opportunity available to us to build out additional lab space, if needed.

Product Pipeline

We also are focused on developing our pipeline for future products and services. We are continuing to collaborate with MAYO on future tests, including those for the detection of lung, pancreatic, and esophageal cancers. The American Cancer Society estimates that lung cancer will be diagnosed in 221,200 Americans and cause 158,040 deaths in the United States this year and that, world-wide, lung cancer will be diagnosed in 1,825,000 people and cause 1,590,000 deaths. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. If detected at an early stage, lung cancer's five-year survival rate can be as high as 80 percent. Our current focus for lung cancer is to develop a test to detect cancer in lung nodules which is a shift from the product development efforts that were underway with MD Anderson. Therefore, we have mutually agreed to terminate our agreement with MD Anderson effective February 2016.

Gastrointestinal cancers account for 145,000 or 25% of all U.S. cancer deaths annually and represent a significant market opportunity for future products. In February 2015, we amended and restated our license agreement with MAYO to extend our working relationship for an additional five years, and in January 2016, we further amended our license agreement to broaden our collaboration efforts to develop screening, surveillance and diagnostic tests and tools to cover all types of cancers, pre-cancers, diseases and conditions, not just those affecting gastrointestinal organs.

We also plan to continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of sales.

2016 Priorities

Our top priorities for 2016 include (1) growing revenue for Cologuard, which includes leveraging Cologuard’s growth towards becoming a standard of care, (2) enhancing our infrastructure to support the success of Cologuard (and future products) and (3) improving the quality of Cologuard and reducing its cost.

We will also focus on developing our pipeline for future products as outlined in the Product Pipeline section above.

Results of Operations

Overview

Our top priorities for 2015 included (1) growing revenue for Cologuard, (2) continuing to provide world class service as order volume grew, and (3) developing our product pipeline for future products.

We completed approximately 104,000 Cologuard tests during 2015, which generated revenue of $39.4 million. Our commercial launch for Cologuard took place in the fourth quarter of 2014, during which we completed approximately 4,000 tests generating revenue of $1.5 million. One of the key factors for growing revenue for 2015 was obtaining commercial coverage for Cologuard. As of December 31, 2015, Cologuard was covered in 56% of relevant patients in the screening population for colon cancer.

A key component of providing world class service for 2015 was to achieve and maintain at least a 70% compliance rate for patients who were prescribed Cologuard and to whom we shipped a Cologuard test kit. As of December 31, 2015, our patient compliance rate for Cologuard was approximately 71%. The patient compliance rate is derived from the number of valid test results reported divided by the number of collection kits shipped to patients 60 or more days prior to December 31, 2015.

In 2015 we continued to invest in research and development for pipeline products focused on detection of other GI and lung cancers.

In order to support the launch of Cologuard and to achieve our goals for 2015, our selling general and administrative costs increased by $70.7 million during the year. In addition, our efforts in 2015 to develop our pipeline products and improvements to Cologuard led to a slight increase in research and development costs of $5.2 million. We ensured that we were well capitalized to meet our future goals by raising $174.1 million, net of issuance costs, in July 2015.

Comparison of the years ended December 31, 2015 and 2014

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. Our Cologuard test became available upon FDA approval on August 11, 2014. Total laboratory service revenue was $39.4 million for the year ended December 31, 2015 and $1.5 million for the year ended December 31, 2014.

License fee revenue. We generated no license fee revenue for the year ended December 31, 2015. Total license fee revenue was $0.3 million for the year ended December 31, 2014. License fee revenue consists of the amortization of up‑front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up-front payment and holdback amounts were amortized on a straight-line basis over the initial Genzyme collaboration period, which ended in January 2014.

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

Cost of sales. Cost of sales increased to $24.5 million for the year ended December 31, 2015 from $4.3 million for the year ended December 31, 2014.  The increase in cost of sales is related to the increase in production and testing services of our Cologuard test, which obtained FDA approval during the third quarter of 2014.

Amounts in millions	2015	2014	Change
Indirect production costs	$7.6	$0.5	$7.1
Direct production costs	6.1	0.9	5.2
Personnel expenses	5.5	1.7	3.8
Depreciation expense	2.7	0.6	2.1
Facility costs	1.5	0.2	1.3
Stock-based compensation	0.9	0.3	0.6
Other cost of sales	0.2	0.1	0.1
Total cost of sales expense	$24.5	$4.3	$20.2

Research and development expenses. Research and development expenses increased to $33.9 million for the year ended December 31, 2015 from $28.7 million for the year ended December 31, 2014. The increase in overall research and development expenditures is related to continued focus on pipeline product development and improvements to Cologuard.

Amounts in millions	2015	2014	Change
Personnel expenses	$9.6	$8.7	$0.9
Clinical trial expenses	5.0	3.8	1.2
Research collaborations	4.8	2.2	2.6
Professional and legal fees	4.4	2.3	2.1
Stock-based compensation	3.7	4.2	(0.5)
Lab expenses	3.5	3.8	(0.3)
Other research and development	1.6	3.1	(1.5)
Facility costs	1.3	0.6	0.7
Total research and development expenses	$33.9	$28.7	$5.2

General and administrative expenses.

General and administrative expenses increased to $58.0 million for the year ended December 31, 2015 from $30.4 million for the year ended December 31, 2014. The increase in general and administrative expenses was primarily related to increased expenditures required to support our overall growth and the first full year of Cologuard commercialization.

Amounts in millions	2015	2014	Change
Personnel expenses	$18.9	$7.8	$11.1
Professional and legal fees	10.8	5.9	4.9
Stock-based compensation	9.4	5.6	3.8
Information technology costs	9.4	5.4	4.0
Other general and administrative	4.3	3.2	1.1
Depreciation expense	4.1	1.6	2.5
Facility costs	1.1	0.9	0.2
Total general and administrative expenses	$58.0	$30.4	$27.6

Sales and marketing expenses.

Sales and marketing expenses increased to $82.1 million for the year ended December 31, 2015 from $38.9 million for the year ended December 31, 2014. The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the commercialization of Cologuard.

Amounts in millions	2015	2014	Change
Personnel expenses	$48.1	$14.7	$33.4
Marketing and professional fees	28.7	22.4	6.3
Stock-based compensation	4.0	1.5	2.5
Other sales and marketing	1.3	0.3	1.0
Total sales and marketing expenses	$82.1	$38.9	$43.2

Investment income.

Investment income increased to $1.3 million for the year ended December 31, 2015 from $0.5 million for the year ended December 31, 2014. This increase was primarily due to an overall higher cash and marketable securities balance, due to our issuance of common stock, during the year ended December 31, 2015 as compared to the same period of 2014.

Interest expense.

Interest expense decreased to $6,000 for the year ended December 31, 2015 from $51,000 for the year ended December 31, 2014. This decrease is primarily due to the reversal of the accrued interest expense previously recorded on the Wisconsin Department of Commerce loan which was forgiven during 2015 due to us meeting certain job creation targets. Additionally, there was less interest expense recognized for our capital lease during the year ended December 31, 2015 when compared to the same period in 2014. These decreases were offset with an increase in interest expense due to the new credit agreement entered into during 2015 to finance the purchase of a facility located in Madison, WI.

Comparison of the years ended December 31, 2014 and 2013

Laboratory service revenue. Total laboratory service revenue was $1.5 million for the year ended December 31, 2014 compared to none in the prior year. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. Cologuard became available to be marketed and sold upon FDA approval on August 11, 2014.

License fee revenue. Total license fee revenue was $0.3 million for the year ended December 31, 2014 and $4.1 million for the year ended December 31, 2013. License fee revenue is composed of the amortization of up‑front technology license fee payments associated with our collaboration, license and purchase agreement with Genzyme. The previously unamortized Genzyme up‑front payment and holdback amounts were amortized on a straight‑line basis over the initial Genzyme collaboration period, which ended in January 2014 therefore leading to a decline in revenue when compared to the prior year. Due to completion of the collaboration period in January 2014, we will not recognize any further significant revenues under this agreement.

Cost of sales. Cost of sales was $4.3 million for the twelve months ended December 31, 2014 compared to none in the prior year. The increase in cost of sales is related to the production of Cologuard which obtained FDA approval during the third quarter of 2014. Cost of sales includes $1.6 million related to excess capacity and $2.7 million related to inventory production and lab service costs, which includes materials, personnel expenses and stock-based compensation expense.

Amounts in millions	2014	2013	Change
Direct production costs	$0.9	$—	$0.9
Indirect production costs	0.5	—	0.5
Personnel expenses	1.7	—	1.7
Depreciation expense	0.6	—	0.6
Facility costs	0.2	—	0.2
Stock-based compensation	0.3	—	0.3
Other cost of sales	0.1	—	0.1
Total cost of sales expenses	$4.3	$—	$4.3

Research and development expenses. Research and development expenses increased to $28.7 million for the year ended December 31, 2014 from $27.7 million for the year ended December 31, 2013. This increase was primarily due to an increase in stock-based compensation expense and lab expenses offset by a decrease in clinical trial costs. The increase in stock-based compensation expense from prior year is primarily related to warrants to purchase 75,000 shares of common stock that were issued in connection with a consulting agreement in 2009 to provide us specific assistance in attaining FDA approval of Cologuard. The 75,000 warrants vested in the third quarter of 2014 upon successful FDA approval for Cologuard. We recorded $1.3 million, the fair value of the warrant on the vesting date, as stock-based compensation expense during the third quarter of 2014 in connection with the vesting of this warrant.

Amounts in millions	2014	2013	Change
Personnel expenses	$8.7	$9.1	$(0.4)
Stock-based compensation	4.2	2.8	1.4
Clinical trial expenses	3.8	7.1	(3.3)
Lab expenses	3.8	2.8	1.0
Other research and development	3.1	2.4	0.7
Professional and legal fees	2.3	1.3	1.0
Research collaborations	2.2	1.7	0.5
Facility costs	0.6	0.5	0.1
Total research and development expenses	$28.7	$27.7	$1.0

General and administrative expenses. General and administrative expenses increased to $30.4 million for the year ended December 31, 2014 from $13.6 million for the year ended December 31, 2013. The increase in general and administrative expenses was primarily the result of increased legal and professional fees, increased personnel costs and stock-based compensation expense due to increased headcount, additional information technology costs, and other general and administrative expenses to support our overall growth and the launch of Cologuard in 2014.

Amounts in millions	2014	2013	Change
Personnel expenses	$7.8	$2.7	$5.1
Professional and legal fees	5.9	4.5	1.4
Stock-based compensation	5.6	3.1	2.5
Information technology costs	5.4	0.6	4.8
Other general and administrative	3.2	1.9	1.3
Depreciation expense	1.6	0.3	1.3
Facility costs	0.9	0.5	0.4
Total general and administrative expenses	$30.4	$13.6	$16.8

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

Amounts in millions	2014	2013	Change
Marketing and professional fees	$22.4	$4.1	$18.3
Personnel expenses	14.7	3.2	11.5
Stock-based compensation	1.5	1.9	(0.4)
Other sales and marketing	0.3	0.4	(0.1)
Total sales and marketing expenses	$38.9	$9.6	$29.3

Investment income. Investment income increased to $542,000 for the year ended December 31, 2014 from $316,000 for the year ended December 31, 2013. This increase was primarily due to an overall higher cash and marketable securities balance, due to our issuances of common stock, during the year ended December 31, 2014 as compared to the same period of 2013.

Interest expense. Interest expense decreased to $51,000 for the year ended December 31, 2014 from $69,000 for the year ended December 31, 2013. This decrease is primarily due to less interest expense recognized for our capital lease during the year ended December 31, 2014 when compared to the same period in 2013.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of December 31, 2015, we had approximately $41.1 million in unrestricted cash and cash equivalents and approximately $265.7 million in marketable securities.

All of our investments in marketable securities consist of fixed income investments and all are deemed available‑for‑sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return, consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Net cash used in operating activities was $134.0 million, $81.5 million, and $40.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The principal use of cash in operating activities for each of the years ended December 31, 2015, 2014 and 2013 was to fund our net loss. The increase in net cash used in operating activities for the years ended December 31, 2015 and December 31, 2014, as compared to prior years was primarily due to increased sales and marketing activities as well as general and administrative activities to support the launch of the Cologuard test. Cash flows from operations can vary significantly due to various factors, including changes in our operations, prepaid expenses, accounts payable and accrued expenses.

Net cash used in investing activities was $64.8 million, $117.3 million, and $35.0 million for the years ended December 31, 2015, 2014, and, 2013, respectively. The decrease in cash used in investing activities for the year ended December 31, 2015 when compared to the same period in 2014 was the result of increased maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $22.0 million for the year ended December 31, 2015, compared to $12.0 million for the year ended December 31, 2014. The increase was primarily the result of an increase in purchases of property and equipment. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities for the year ended December 31, 2013 was primarily the result of purchases of property and equipment of $8.7 million. Purchases of property and equipment during 2015 and 2014 included facility improvements, investments in our IT infrastructure, and equipment related to laboratory processing.

Net cash provided by financing activities was $181.8 million, $244.0 million and $74.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in cash provided by financing activities for the year ended December 31, 2015 when compared to the same period in 2014 was primarily the result of a decrease in the proceeds from the sale of common stock from $238.6 million in 2014 to $174.1 million in 2015. Excluding the impact of the sale of common stock, net cash provided by financing activities was $7.6 million for the year ended December 31, 2015, compared to $5.4 million for the same period in 2014. This increase in cash provided by financing activities other than sales of our common stock was primarily due to mortgage proceeds, and an increase in proceeds in connection with our Employee Stock Purchase Plan, which was partially offset by a decrease in the exercise of common stock options for the year ended December 31, 2015. The increase in cash provided by financing activities for the year ended December 31, 2014 when compared to the same period in 2013 was primarily the result of an increase in proceeds from the sale of common stock from $73.3 million in 2013 to $238.6 million in 2014. Excluding the impact of the sale of common stock, net cash provided by financing activities was $5.4 million for the year ended December 31, 2014, compared to $1.5 million for the same period in 2013. This increase in cash provided by financing activities other than sales of our common stock was primarily due to proceeds from the New Market Tax Credit financing agreements, an increase in proceeds from the exercise of common stock options and an increase in proceeds in connection with our Employee Stock Purchase Plan for the year ended December 31, 2014.

We expect that cash and cash equivalents and marketable securities on hand at December 31, 2015, will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we expect that we will need to raise additional capital to fully fund our current strategic plan which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

The following table reflects our estimated fixed obligations and commitments as of December 31, 2015. This table only includes potential milestone payments due upon FDA approval of future products or future sales‑based royalty obligations and milestones when we determine the likelihood of payment is probable:

		Payments Due by Period
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in Thousands)
Long-term debt obligations(1)	$5,018	$166	$356	$4,496	$—
Other long-term liabilities(1)	1,200	—	1,200	—	—
Obligations under license and collaborative agreements(2)	4,548	2,006	512	512	1,518
Operating lease obligations	6,038	2,073	2,782	825	358
Total	$16,804	$4,245	$4,850	$5,833	$1,876

(1) Includes expected interest payments related to long‑term debt obligations.

(2) We have entered into license and collaborative agreements with the Mayo Foundation, MDx Health, and Hologic, Inc. See Note 8 in the notes to our consolidated financial statements for further information.

Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party. Operating leases reflect remaining obligations associated with the leased facilities at our headquarters and lab facility in Madison, WI and our office facility in London, United Kingdom.

Net Operating Loss Carryforwards

As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $565.9 million and $208.9 million, respectively. We also had federal and state research tax credit carryforwards of approximately $7.5 million and $16.0 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates through 2035, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses and current uncertainty as to timing of future taxable income. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of tax benefit and a reduction to our effective tax rate.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, tax positions, and stock‑based compensation. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our financial statements included in this report, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition.

Laboratory service revenue. Our laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. We recognize revenue in accordance with the provision of ASC 954-605, Health Care Entities - Revenue Recognition.  We recognize revenue related to billings for Medicare and other third-party payors on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payor. Upon ultimate collection, the amount received from Medicare and other third-party payors where reimbursement was estimated is compared to previous estimates and, if necessary, the contractual allowance is adjusted accordingly.

The estimates of amounts that will ultimately be realized requires significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and we may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover Cologuard as ordered by the prescribing physician under their reimbursement policies. We pursue reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement coverage or the ability to estimate the amount that will ultimately be realized for our services, revenue is recognized upon cash receipt.

We use judgment in determining if we are able to make an estimate of what will ultimately be realized. We also use judgment in estimating the amounts we expect to collect by payor. Our judgments will continue to evolve in the future as we continue to gain payment experience with third-party payors and patients.

Inventory. Inventory is stated at the lower of cost or market value (net realizable value). We determine the cost of inventory using the first-in, first out method (“FIFO”). We estimate the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and record a charge to cost of sales for such inventory as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.

Stock‑Based Compensation. In accordance with GAAP, stock-based payments, including grants of employee stock options, restricted stock and restricted stock units and shares purchased under an employee stock purchase plan (“ESPP”) (if certain parameters are not met), are recognized in the financial statements based on their fair values.  The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The following assumptions are used in determining fair value for stock options, restricted stock and ESPP shares:

• Valuation and Recognition—The fair value of each option award is estimated on the date of grant using the Black‑Scholes option‑pricing model. The estimated fair value of employee stock options is recognized to expense using the straight‑line method over the vesting period.

• Expected Term—Expected term is based on our historical life data and is determined using the average of the vesting period and the contractual life of the stock options granted.

• Expected Volatility—Expected volatility is based on our historical stock volatility data over the expected term of the awards.

• Risk‑Free Interest Rate—We base the risk‑free interest rate used in the Black‑Scholes valuation method on the implied yield currently available on U.S. Treasury zero‑coupon issues with an equivalent remaining expected term.

• Forfeitures—We record stock‑based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Our forfeiture rate used in the twelve months ended December 31, 2015 and 2014 was 4.99%.

The fair value of service-based awards for each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model based on the assumptions noted above and as further described in Note 7 to our financial statements.

Tax Positions. A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have incurred significant losses since our inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $215.1 million and $161.9 million valuation allowance at December 31, 2015 and 2014 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for December 31, 2015 and 2014 was $53.2 million and $37.4 million, respectively. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Recent Accounting Pronouncements

In February 2015, the FASB Issued ASU No. 2015-02, “Amendments to the Consolidation Analysis (Topic 810).” The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model.  Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.  We have not early adopted this Update, and the adoption of this Update is not expected to have a material impact on our consolidated financial statements.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The new guidance requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, net realizable value (“NRV”), less a normal profit margin. The Accounting Standards Update will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The standard will be effective prospectively for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and are currently assessing the provisions of the guidance and have not determined the impact of the adoption of this guidance on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance that requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. The new guidance clarifies that if a cloud computing arrangement includes a software license, we should account for the software license consistent with our accounting for other software licenses. If the arrangement does not include a software license, we should account for the arrangement as a service contract. The standard will be effective for our financial statements that we issue for fiscal periods beginning on or after January 1, 2016. Early adoption is permitted for financial statements that have not previously been issued. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In November 2015, the FASB Issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)”.   The amendments in this Update simplify the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.  We do not expect to early adopted this Update, and the adoption of this Update is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB Issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”.   The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this Update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted.  We do not expect to early adopted this Update, and the adoption of this Update is not expected to have a material impact on our consolidated financial statements.

Off‑Balance Sheet Arrangements

As of December 31, 2015, we had no off‑balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. governments and its agencies and in investment‑grade, highly liquid investments consisting of commercial paper, bank certificates of deposit and corporate bonds, which as of December 31, 2015 and December 31, 2014 were classified as available‑for‑sale. We place our cash equivalents and marketable securities with high‑quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

EXACT SCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Exact Sciences Corporation

Madison, Wisconsin

We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exact Sciences Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Exact Sciences Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

February 24, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Exact Sciences Corporation

Madison, Wisconsin

We have audited Exact Sciences Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Exact Sciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Exact Sciences Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Exact Sciences Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 24,  2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Milwaukee, Wisconsin

February 24, 2016

EXACT SCIENCES CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$41,135	$58,131
Marketable securities	265,744	224,625
Accounts receivable, net of reserves of $275 and $86 at December 31, 2015 and December 31, 2014	4,933	1,376
Inventory, net	6,677	4,017
Prepaid expenses and other current assets	7,641	3,528
Total current assets	326,130	291,677
Property and Equipment, at cost:
Laboratory equipment	12,786	10,381
Computer equipment and computer software	14,025	7,577
Assets under construction	8,038	1,552
Leasehold improvements	7,118	5,937
Buildings	4,777	—
Furniture and fixtures	1,265	939
	48,009	26,386
Less—Accumulated depreciation	(13,913)	(6,439)
Net property and equipment	34,096	19,947
Other long-term assets	4,070	1,200
Total assets	$364,296	$312,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,308	$2,647
Accrued liabilities	22,253	13,960
Debt and capital lease obligation, current portion	166	360
Other short-term liabilities	996	554
Total current liabilities	26,723	17,521
Long-term debt	4,852	1,000
Long-term accrued interest	—	106
Other long-term liabilities	4,804	3,599
Lease incentive obligation, less current portion	1,061	1,614
Total liabilities	37,440	23,840

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—96,674,786 and 88,626,042 shares at December 31, 2015 and December 31, 2014	968	887
Additional paid-in capital	904,931	709,019
Accumulated other comprehensive loss	(433)	(115)
Accumulated deficit	(578,610)	(420,807)
Total stockholders’ equity	326,856	288,984
Total liabilities and stockholders’ equity	$364,296	$312,824

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Laboratory service revenue	$39,437	$1,504	$—
License fees	—	294	4,144
Total revenue	39,437	1,798	4,144

Cost of sales	24,501	4,325	—
Gross margin	14,936	(2,527)	4,144

Operating expenses:
Research and development	33,914	28,669	27,678
General and administrative	57,950	30,435	13,649
Sales and marketing	82,140	38,908	9,578
Total operating expenses	174,004	98,012	50,905
Loss from operations	(159,068)	(100,539)	(46,761)

Other income (expense)
Investment income	1,271	542	316
Interest (expense)	(6)	(51)	(69)
Total other income	1,265	491	247

Net loss	$(157,803)	$(100,048)	$(46,514)

Net loss per share—basic and diluted	$(1.71)	$(1.25)	$(0.69)

Weighted average common shares outstanding—basic and diluted	92,135	80,232	67,493

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(157,803)	$(100,048)	$(46,514)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(329)	(240)	47
Foreign currency translation gain	11	—	—
Comprehensive loss	$(158,121)	$(100,288)	$(46,467)

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share data)

	Common Stock		Additional	Other		Total
	Number of	$0.01	Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1 , 2013	63,909,800	$639	$372,123	$78	$(274,245)	$98,595
Issuance of common stock, net of issuance costs of $4.8 million	6,325,000	63	73,232	—	—	73,296
Exercise of common stock options and warrants	418,146	4	1,337	—	—	1,341
Issuance of common stock to fund the Company’s 2012 401(k) match	30,538	1	354	—	—	354
Compensation expense related to issuance of stock options and restricted stock awards	328,422	3	7,741	—	—	7,744
Purchase of employee stock purchase plan shares	59,932	1	452	—	—	453
Net loss	—	—	—	—	(46,514)	(46,514)
Accumulated other comprehensive income	—	—	—	47	—	47
Balance, December 31 , 2013	71,071,838	$711	$455,239	$125	$(320,759)	$135,316
Issuance of common stock, net of issuance costs of $11.0 million	15,500,000	155	238,425	—	—	238,580
Exercise of common stock options and warrants	1,522,753	15	2,625	—	—	2,640
Issuance of common stock to fund the Company’s 2013 401(k) match	32,666	1	455	—	—	456
Compensation expense related to issuance of stock options and restricted stock awards	410,619	4	11,516	—	—	11,520
Purchase of employee stock purchase plan shares	88,166	1	759	—	—	760
Net loss	—	—	—	—	(100,048)	(100,048)
Accumulated other comprehensive income	—	—	—	(240)	—	(240)
Balance, December 31 , 2014	88,626,042	$887	$709,019	$(115)	$(420,807)	$288,984
Issuance of common stock, net of issuance costs of $4.4 million	7,000,000	70	174,070	—	—	174,140
Exercise of common stock options and warrants	281,315	3	1,245	—	—	1,248
Issuance of common stock to fund the Company’s 2014 401(k) match	21,826	—	836	—	—	836
Compensation expense related to issuance of stock options and restricted stock awards	568,818	6	18,044	—	—	18,050
Purchase of employee stock purchase plan shares	176,785	2	1,717	—	—	1,719
Net loss	—	—	—	—	(157,803)	(157,803)
Accumulated other comprehensive income	—	—	—	(318)	—	(318)
Balance, December 31 , 2015	96,674,786	$968	$904,931	$(433)	$(578,610)	$326,856

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(157,803)	$(100,048)	$(46,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	7,600	3,710	1,418
Loss on disposal of property and equipment	40	49	100
Stock-based compensation	18,050	11,520	7,744
Amortization of deferred license fees	—	(294)	(4,144)
Amortization of other liabilities	(573)	—	—
Amortization of deferred financing costs	44	—	—
Forgiveness of long-term debt	(1,000)	—	—
Amortization of premium on short-term investments	1,323	842	636
Amortization of intangible assets	150	—	—
Changes in assets and liabilities:
Accounts receivable, net	(3,557)	(1,376)	—
Inventory, net	(2,660)	(4,017)	—
Prepaid expenses and other current assets	(3,057)	(1,329)	(1,606)
Accounts payable	661	1,886	(2,891)
Accrued liabilities	7,424	8,064	2,299
Lease incentive obligation	(553)	(487)	2,655
Accrued interest	(106)	22	21
Net cash used in operating activities	(134,017)	(81,458)	(40,282)
Cash flows from investing activities:
Purchases of marketable securities	(205,054)	(209,471)	(98,510)
Maturities of marketable securities	162,283	104,172	72,289
Purchases of property and equipment	(20,084)	(11,991)	(8,748)
Purchases of intangible assets	(1,900)	—	—
Net cash used in investing activities	(64,755)	(117,290)	(34,969)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,248	2,640	1,341
Proceeds from sale of common stock, net of issuance costs	174,140	238,580	73,296
Payments on capital lease obligations	(360)	(351)	(333)
Payments on mortgage payable	(44)	—	—
Proceeds from mortgage payable	5,062	—	—
Proceeds from New Market Tax Credit financing agreements	—	2,399	—
Proceeds in connection with the Company's employee stock purchase plan	1,719	760	453
Net cash provided by financing activities	181,765	244,028	74,757

Effects of exchange rate on cash and cash equivalents	11	—	—

Net (decrease) increase in cash and cash equivalents	(16,996)	45,280	(494)
Cash and cash equivalents, beginning of period	58,131	12,851	13,345
Cash and cash equivalents, end of period	$41,135	$58,131	$12,851
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$1,705	$546	$534
Unrealized gain on available-for-sale investments	$(329)	$(240)	$47
Issuance of 21,826, 32,666 and 30,538 shares of common stock to fund the Company’s 401(k) matching contribution for 2014, 2013 and 2012, respectively	$836	$456	$354

Interest paid	$95	$29	$48

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Exact Sciences Corporation (“Exact” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. The Company has developed an accurate, non-invasive, patient friendly screening test called Cologuard for the early detection of colorectal cancer and pre-cancer, and is currently working on the development of tests for lung cancer, pancreatic cancer and esophageal cancer.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly‑owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities. See Note 13 for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in our consolidated financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation.

References to “Exact”,  “we”,  “us”,  “our”, or the “Company” refer to Exact Sciences Corporation and its wholly owned subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at December 31, 2015 and 2014.

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

At December 31, 2015 and December 31, 2014 the Company’s investments consisted of fixed income investments and all were deemed available‑for‑sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. Realized gains were $14,205,  $11,000, and $9,639,  net of insignificant realized losses, for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company periodically reviews investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, the Company’s intent not to sell the security, and whether it is more likely than not that the Company will have to sell the security before recovery of its cost basis. For the year ended December 31, 2015, no investments were identified with other-than-temporary declines in value.

Available‑for‑sale securities at December 31, 2015 consist of the following:

	December 31, 2015
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$179,471	$2	$(262)	$179,211
U.S. government agency securities	7,057	—	(18)	7,039
Asset backed securities	77,661	—	(166)	77,495
Certificates of deposit	1,999	—	—	1,999
Total available-for-sale securities	$266,188	$2	$(446)	$265,744

Available‑for‑sale securities at December 31, 2014 consist of the following:

	December 31, 2014
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$141,239	$20	$(135)	$141,124
U.S. government agency securities	18,687	8	(7)	18,688
Asset backed securities	60,821	17	(18)	60,820
Commercial paper	3,993	—	—	3,993
Total available-for-sale securities	$224,740	$45	$(160)	$224,625

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Changes in Accumulated Other Comprehensive Income (Loss)

The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31, 2015 and 2014 were as follows (in thousands):

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
	Adjustment	on Securities	Income (Loss)
Balance at January 1, 2013	$—	$78	$78
Other comprehensive (loss) income before reclassifications	—	90	90
Amounts reclassified from accumulated other comprehensive loss	—	(43)	(43)
Net current period change in accumulated other comprehensive income (loss)	—	47	47
Balance at December 31, 2013	$—	$125	$125
Other comprehensive (loss) income before reclassifications	—	(200)	(200)
Amounts reclassified from accumulated other comprehensive loss	—	(40)	(40)
Net current period change in accumulated other comprehensive income (loss)	—	(240)	(240)
Balance at December 31, 2014	$—	$(115)	$(115)
Other comprehensive (loss) income before reclassifications	11	(361)	(350)
Amounts reclassified from accumulated other comprehensive loss	—	32	32
Net current period change in accumulated other comprehensive income (loss)	11	(329)	(318)
Balance at December 31, 2015	$11	$(444)	$(433)

Amounts reclassified from accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Affected Line Item in the	Year Ended December 31,
Details about AOCI Components	Statement of Operations	2015	2014	2013
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$32	$(40)	$(43)
Total reclassifications		$32	$(40)	$(43)

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts against individual patient accounts receivable based on estimates of expected payment consistent with historical payment experience. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends or significant events indicate that a change in the estimate is appropriate. Accounts receivable are written off against the allowance when the appeals process is exhausted or when there is other substantive evidence that the account will not be paid.  As of December 31, 2015 and 2014 the Company’s allowance for doubtful accounts was $275,000 and $86,000, respectively. The Company did not have an allowance for doubtful accounts in 2013. For the years ended December 31, 2015 and 2014 net additions charged to revenue were $189,000 and $86,000, respectively. There were no charges to revenue during the year ended December 31, 2013.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $7.6 million, $3.7 million, and $1.4 million, respectively.

At December 31, 2015, the Company had $8.0 million of assets under construction which consisted of $5.1 million related to building and leasehold improvements, $1.7  million of capitalized costs related to software projects and $1.2 million of costs related to machinery and equipment. Depreciation will begin on these assets once they are placed into service. The Company expects that it will cost $1.2 million to complete the building and leasehold improvements. The Company expects to incur minimal costs to complete the machinery and equipment and the software projects, and these projects are expected to be completed in 2016. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the years ended December 31, 2015, 2014 or 2013.

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

Patent Costs and Intangible Assets

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the year ended December 31, 2015, 2014 and 2013 should be expensed and not capitalized as the future economic benefit derived from the transactions cannot be determined.

Under a technology license and royalty agreement entered into with MDx Health, the Company is required to pay MDx Health milestone-based royalties on sales of products or services covered by the licensed intellectual property.  Once the achievement of a milestone has occurred or is considered probable, an intangible asset and corresponding liability is reported in other long-term assets and accrued expenses, respectively.  The intangible asset is amortized over the estimated ten-year useful life of the licensed intellectual property, and such amortization is reported in cost of sales.   As of December 31, 2015, an intangible asset of $1.8 million and a liability of $2.0 million are reported

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

in other long-term assets and accrued expenses, respectively.  Amortization expense for the year ended December 31, 2015 was $0.2 million.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti‑dilutive effect due to net losses for each period (amounts are in thousands):

	2015	2014	2013
Shares issuable upon exercise of stock options	4,937	4,934	6,063
Shares issuable upon exercise of outstanding warrants(1)	—	—	155
Shares issuable upon the release of restricted stock awards	3,445	1,541	1,151
Shares issuable upon the vesting of restricted stock awards related to licensing agreement	—	24	49
	8,382	6,499	7,418

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

Revenue Recognition

Laboratory service revenue. The Company’s laboratory service revenue are generated by performing diagnostic services using its Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. The Company recognizes revenue in accordance with the provision of ASC 954-605, Health Care Entities - Revenue Recognition.  The Company recognizes revenue related to billings for Medicare and other third-party payors on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payor. Upon ultimate collection, the amount received from Medicare and other third-party payors where reimbursement was estimated is compared to previous estimates and, if necessary, the contractual allowance is adjusted accordingly.

The estimates of amounts that will ultimately be realized requires significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover Cologuard as ordered by the prescribing physician under their reimbursement policies. The Company pursues reimbursement from such patients on a case-by-case basis. In the absence

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

of contracted reimbursement coverage or the ability to estimate the amount that will ultimately be realized for the Company’s services, revenue is recognized upon cash receipt.

The Company uses judgment in determining if it is able to make an estimate of what will ultimately be realized. The Company also uses judgment in estimating the amounts it expects to collect by payor. The Company’s judgments will continue to evolve in the future as it continues to gain payment experience with third-party payors and patients.

The Company recognized approximately $39.4 million and $1.5 million in laboratory service revenue for the years ended December 31, 2015 and 2014, respectively.

License fees.  License fees for the licensing of product rights are recorded as deferred revenue upon receipt of cash and recognized as revenue on a straight‑line basis over the license period.

As more fully described in Note 3 below, in connection with the Company’s transaction with Genzyme Corporation, Genzyme agreed to pay the Company a total of $18.5 million, of which $16.65 million was paid on January 27, 2009 and $1.85 million was subject to a holdback by Genzyme to satisfy certain potential indemnification obligations in exchange for the assignment and licensing of certain intellectual property to Genzyme. The Company’s on‑going performance obligations to Genzyme under the Collaboration, License and Purchase Agreement (the “CLP Agreement”), as described below, including its obligation to deliver through licenses certain intellectual property improvements to Genzyme, if improvements are made during the initial five‑year collaboration period, were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and is amortizing that up‑front payment on a straight line basis into revenue over the initial five‑year collaboration period ending in January 2014. The Company received the first holdback amount of $962,000, which included accrued interest, due from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $934,000 which included accrued interest due, from Genzyme during the third quarter of 2010. The amounts were deferred and were amortized on a straight‑line basis into revenue over the remaining term of the collaboration at the time of receipt.

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

The Company did not recognize license fee revenue for the year ended December 31, 2015. The Company recognized approximately $0.3 million and $4.1 million in license fee revenue for the years ended December 31, 2014 and 2013, respectively, in connection with the amortization of the up-front payments from Genzyme.

Inventory

Inventory is stated at the lower of cost or market value (net realizable value). The Company determines the cost of inventory using the first-in, first out method (“FIFO”). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value, and records a charge to cost of sales for such inventory as appropriate. In addition, the Company’s products are subject to strict quality control and monitoring which the Company performs throughout the production process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.

Inventory consists of the following (amount in thousands):

	December 31,
	2015	2014
Raw materials	$1,772	$1,019
Semi-finished and finished goods	4,905	2,998
Total inventory	$6,677	$4,017

Advertising Costs

The Company expenses the costs of media advertising at the time the advertising takes place. The Company expensed approximately $10.8 million, $5.3 million and $0.1 million of media advertising during the years ended December 31, 2015, 2014, and 2013, respectively.

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

Fixed‑income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s fair value measurements as of December 31, 2015 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at December 31, 2015 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$37,435	$37,435	$—	$—
Commercial paper	3,700	—	3,700	—
Available-for-Sale
Marketable securities
Corporate bonds	179,211	—	179,211	—
Asset backed securities	77,495	—	77,495	—
U.S. government agency securities	7,039	—	7,039	—
Certificates of deposit	1,999	—	1,999	—
Total	$306,879	$37,435	$269,444	$—

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

The Company monitors investments for other-than-temporary impairment.  It was determined that unrealized gains and losses at December 31, 2015 and 2014, are temporary in nature, because the change in market value for those securities has resulted from fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. So long as the Company holds these securities to maturity, it is unlikely to experience gains or losses. In the event that the Company disposes of these securities before maturity, it is expected that realized gains or losses, if any, will be immaterial.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2015
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable Securities
Corporate bonds	$166,238	$(262)	$—	$—	$166,238	$(262)
U.S. government agency securities	7,039	(18)	—	—	7,039	(18)
Asset backed securities	72,792	(164)	3,887	(2)	76,679	(166)
Total	$246,069	$(444)	$3,887	$(2)	$249,956	$(446)

The following table summarizes the gross unrealized losses and fair value of investments in an unrealized loss position as of December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2014
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable Securities
Corporate bonds	$113,960	$(135)	$—	$—	$113,960	$(135)
Asset backed securities	33,073	(18)	—	—	33,073	(18)
U.S. government agency securities	5,641	(7)	—	—	5,641	(7)
Total	$152,674	$(160)	$—	$—	$152,674	$(160)

The following table summarizes contractual underlying maturities of the Company’s available‑for‑sale investments at December 31, 2015 (in thousands):

	Due one year or less		Due after one year through four years
Description	Cost	Fair Value	Cost	Fair Value
Marketable Securities
U.S. government agency securities	$2,500	$2,494	$4,557	$4,545
Corporate bonds	115,647	115,555	63,824	63,656
Certificates of deposit	1,999	1,999	—	—
Asset backed securities	373	373	77,288	77,122
Total	$120,519	$120,421	$145,669	$145,323

Concentration of Credit Risk

In accordance with GAAP, the Company is required to disclose any significant off‑balance‑sheet risk and credit risk concentration. The Company has no significant off‑balance‑sheet risk, such as foreign exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2015, the Company had cash and cash equivalents deposited in financial

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

institutions in which the balances exceed the federal government agency insured limit of $250,000 by approximately $40.1 million. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

Through December 31, 2015, all of the Company’s laboratory service revenues have been derived from the sale of Cologuard, and one payor, Centers for Medicare and Medicaid Services, has provided greater than 10% of revenue during the years ended December 31, 2015 and 2014.  Medicare revenue as a percentage of total laboratory service revenue was 71% and 80% for the years ended December 31, 2015 and 2014, respectively.  Medicare accounts receivable as a percentage of total accounts receivable were 64% and 88% at December 31, 2015 and 2014, respectively. As the number of payors reimbursing for Cologuard increases, the percentage of laboratory service revenue derived from Medicare will continue to change as a percentage of revenue and accounts receivable.

Subsequent Events

The Company evaluates events that occur through the filing date and discloses those events or transactions that provide additional evidence with respect to conditions that existed at the date of the balance sheet. In addition, the financial statements are adjusted for any changes in estimates resulting from the use of such evidence.

Tax Positions

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, the Company has determined that a $215.1 million and $161.9 million valuation allowance at December 31, 2015 and 2014 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for December 31, 2015 and 2014 was $53.2 million and $37.4 million, respectively. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Recent Accounting Pronouncements

In February 2015, the FASB Issued ASU No. 2015-02, “Amendments to the Consolidation Analysis (Topic 810).” The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model.  Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.  The Company has not early adopted this Update, and the adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” The new guidance requires most inventory to be measured at the lower of cost and net realizable value, thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market. Market is defined as replacement cost, net realizable value (“NRV”), less a normal profit margin. The Accounting Standards Update will not apply to inventory that is measured using either the last-in, first-out method or the retail inventory method. The standard will be effective prospectively for the first interim

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect to early adopt this guidance and are currently assessing the provisions of the guidance and have not determined the impact of the adoption of this guidance on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance that requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounted for separately from hosted services. The new guidance clarifies that if a cloud computing arrangement includes a software license, we should account for the software license consistent with our accounting for other software licenses. If the arrangement does not include a software license, we should account for the arrangement as a service contract. The standard will be effective for our financial statements that we issue for fiscal periods beginning on or after January 1, 2016. Early adoption is permitted for financial statements that have not previously been issued. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

In November 2015, the FASB Issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)”.   The amendments in this Update simplify the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted.  The Company does not expect to early adopt this Update, and the adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB Issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)”.   The amendments in this Update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies) to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this Update. The amendments allow equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendments also require enhanced disclosures about those investments. The amendments improve financial reporting by providing relevant information about an entity’s equity investments and

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

reducing the number of items that are recognized in other comprehensive income. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted.  The Company does not expect to early adopt this Update, and the adoption of this Update is not expected to have a material impact on the Company’s consolidated financial statements.

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

(3) GENZYME STRATEGIC TRANSACTION

Transaction summary

On January 27, 2009, the Company entered into a Collaboration, License and Purchase Agreement (the “CLP Agreement”) with Genzyme Corporation (“Genzyme”). Pursuant to the CLP Agreement, the Company (i) assigned to Genzyme all of its intellectual property applicable to the fields of prenatal and reproductive health (the “Transferred Intellectual Property”), (ii) granted Genzyme an irrevocable, perpetual, exclusive, worldwide, fully‑paid, royalty‑free license to use and sublicense all of the Company’s remaining intellectual property (the “Retained Intellectual Property”) in the fields of prenatal and reproductive health (the “Genzyme Core Field”), and (iii) granted Genzyme an irrevocable, perpetual, non‑exclusive, worldwide, fully‑paid, royalty‑free license to use and sublicense the Retained Intellectual Property in all fields other than the Genzyme Core Field and other than colorectal cancer detection and stool‑based disease detection (the “Company Field”). Following the transaction, the Company retained rights in its intellectual property to pursue only the fields of colorectal cancer detection and stool‑based detection of any disease or condition.  The Company agreed to deliver to Genzyme certain intellectual property improvements, if improvements were made during the initial five year collaboration period.

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

The Company’s on‑going performance obligations to Genzyme under the CLP were deemed to be undelivered elements of the CLP Agreement on the date of closing. Accordingly, the Company deferred the initial $16.65 million in cash received at closing and amortized that up‑front payment on a straight line basis into the License Fee Revenue line item in its statements of operations over the initial five year collaboration period. The Company received the first holdback amount of $962,000, which included accrued interest, due from Genzyme during the first quarter of 2010. The Company received the second holdback amount of $934,000 which included accrued interest due, from Genzyme during the third quarter of 2010. The amounts were deferred and were amortized on a straight‑line basis into revenue over the remaining term of the collaboration through January 2014.

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

The Company did not recognize license fee revenue from the CLP Agreement during the year ended December 31, 2015. The Company recognized approximately $0.3 million and $4.1 million in license fee revenue in connection with the amortization of the up-front payments and holdback amounts from Genzyme during the years ended December 31, 2014 and 2013, respectively.

(4) MAYO LICENSE AGREEMENT

On June 11, 2009, the Company entered into a patent licensing agreement with MAYO Foundation for Medical Education and Research (“MAYO”). The Company’s license agreement with MAYO was most recently amended and restated in February 2015 and further amended in January 2016. Under the license agreement, MAYO granted the Company an exclusive, worldwide license to certain MAYO patents and patent applications, as well as a non‑exclusive, worldwide license with regard to certain MAYO know‑how. The scope of the license initially covered diagnostics and screenings for stool or blood based cancer, but was later amended to cover gastrointestinal cancers, pre-cancers, diseases and conditions.  Under the January 2016 amendment to the license agreement, the scope has been expanded to cover any screening, surveillance or diagnostic tests or tools for use in connection with any type of cancers, pre-cancers, diseases or conditions.

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

MAYO has agreed to make available personnel through January 2020 to provide us product development and research and development assistance.

Pursuant to the Company’s agreement with MAYO, the Company is required to pay MAYO a low single digit royalty on the Company’s net sales of products using the licensed MAYO intellectual property, with minimum annual royalty fees of $25,000 each year through 2033, the year the last patent expires. The January 2016 amendment to the MAYO license agreement established various low single digit royalty rates on net sales of current and future products and clarified how net sales will be calculated.  As part of the amendment, the royalty rate on the Company’s net sales of Cologuard increased and, if in the future, improvements are made to the Cologuard product, the royalty rate may further increase. However, the amendment provides that the Cologuard royalty will remain a low single digit percentage of net sales.

The Company is also required to issue MAYO shares of the Company’s common stock with a value of $200,000 upon commercial launch of our second and third products that use the licensed MAYO intellectual property, as well as to

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

pay MAYO, for each of the Company’s products that use licensed MAYO intellectual property, $200,000 cash upon such product reaching $5 million in cumulative net sales, $750,000 cash upon such product reaching $20 million in cumulative net sales, and $2 million cash upon such product reaching $50 million in cumulative net sales.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5,000,000, payable in five annual installments, through 2019.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company has incurred charges of $2.6 million and has made payments of $2.6 million for the year ended December 31, 2015. The Company has recorded an estimated liability in the amount of $1.3 million for research and development efforts as of December 31, 2015. The Company incurred charges of $2.3 million and made payments of $0.7 million for the year ended December 31, 2014. The Company recorded an estimated liability in the amount of $1.5 million for research and development efforts at December 31, 2014. The Company incurred charges of $1.7 million and made payments of $1.0 million for the year ended December 31, 2013.

The MAYO license agreement required, among other things, a $0.5 million milestone payment upon FDA approval of the Company’s Cologuard test. The Company received this FDA approval, and paid the milestone payment in August 2014.

Pursuant to the license agreement, the Company granted MAYO two common stock purchase warrants with an exercise price of $1.90 per share covering 1,000,000 and 250,000 shares of common stock, respectively. The warrant covering 1,000,000 shares was fully exercised as of September 2011. The warrant covering 250,000 shares was exercised at various dates in 2013 and 2014 and became fully exercised as of June 2014.

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

(5) MD ANDERSON LICENSE AGREEMENT

Overview

On April 10, 2015, the Company entered into a Joint Development and License Agreement (“MD Anderson Agreement”) with the University of Texas M.D. Anderson Cancer Center (“MD Anderson”) to jointly develop, clinically validate and obtain FDA approval and CMS coverage and reimbursement for in-vitro diagnostic and screening tools for the early detection of lung cancer (the “IVD Assays”). Under the MD Anderson Agreement, MD Anderson assigned certain patent rights to the Company and granted the Company an exclusive license to certain intellectual property rights for the purpose of developing, manufacturing and marketing IVD Assays. In addition, MD Anderson agreed to make personnel available to provide the Company product development and research and development assistance. Pursuant to the MD Anderson Agreement, the Company is obligated to reimburse IVD Assay development expenses incurred by the staff at MD Anderson, up to a maximum of $1.0 million per year for the first two years of the MD Anderson Agreement. The Company’s current focus for lung cancer is to develop a test to detect cancer in lung nodules which is a shift from the product development efforts that were underway with MD Anderson. Therefore, the Company and MD Anderson have mutually agreed to terminate their collaboration effective February 2016.  At December 31, 2015 the Company recorded an estimated liability in the amount of $15,000 for IVD Assay development efforts. During the year ended December 31, 2015, the Company made payments for IVD Assay development costs to MD Anderson of $0.5 million.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6) ISSUANCES OF EQUITY

Underwritten Public Offerings

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

(7) STOCK‑BASED COMPENSATION

Stock‑Based Compensation Plans

The Company maintains the 2010 Omnibus Long‑Term Incentive Plan, the 2010 Employee Stock Purchase Plan,  the 2015 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Plan expire ten years from the date of grant. Grants made from the 2000 Option Plan generally vest over a period of three to four years.

The 2000 Option Plan was administered by the compensation committee of the Company’s board of directors, which selected the individuals to whom equity‑based awards would be granted and determined the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At December 31, 2015, options to purchase 3,345,800 shares were outstanding under the 2000 Option Plan. There were no shares of restricted stock outstanding under the 2000 Option Plan.

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

The 2010 Stock Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity‑based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2010 Stock Plan. The 2010 Stock Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2010 Stock Plan held by that employee will immediately vest. At December 31, 2015, options to purchase 1,590,794 shares were outstanding under the 2010 Stock Plan and 3,200,845 shares of restricted stock and restricted stock units were outstanding. On July 23, 2015 the Company’s stockholders approved an amendment to the 2010 Stock Plan to increase the number of shares available for issuance thereunder by 8,360,000 shares. At December 31, 2015, there were 6,159,082 shares available for future grant under the 2010 Stock Plan.

2015 Inducement Award Plan  The Company adopted the 2015 Inducement Award Plan (“the 2015 Inducement Plan”) on February 9, 2015. The 2015 Inducement Plan expired on July 27, 2015 and after such date no further awards may be granted under the plan. Under the terms of the 2015 Inducement Plan, the Company is authorized to grant incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards to employees who were not previously an employee of the Company or any of its Subsidiaries. Options granted under the 2015 Inducement Plan expire ten years from the date of grant. Grants made from the 2015 Inducement Plan generally vest over a period of three to four years.

The 2015 Inducement Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2015 Inducement Plan. The 2015 Inducement Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2015 Inducement Plan held by that employee will immediately vest. At December 31, 2015, there were 243,849 shares of restricted stock and restricted stock units outstanding. At December 31, 2015, there were no shares available for future grant under the 2015 Inducement Plan.

2010 Employee Stock Purchase Plan  The 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) was adopted by the Company on July 16, 2010. The 2010 Purchase Plan provides participating employees the right to purchase common stock at a discount through a series of offering periods. The 2010 Purchase Plan will expire on October 31, 2020. On July 24, 2014 the stockholders of Exact Sciences Corporation approved an amendment to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 500,000 shares. At

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

December 31, 2015, there were 363,392 shares of common stock available for purchase by participating employees under the 2010 Purchase Plan.

The compensation committee of the Company’s board of directors administers the 2010 Purchase Plan. Generally, all employees whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 2010 Purchase Plan. Participating employees authorize an amount, between 1% and 15% of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the employee’s option to purchase shares of Company common stock, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2010 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2010 Purchase Plan and no employee can purchase more than $25,000 of Company common stock under the 2010 Purchase Plan in any calendar year. Rights granted under the 2010 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2010 Purchase Plan at any time or upon termination of employment. At December 31, 2015, there were 436,608 cumulative shares issued under the 2010 Purchase Plan, and 176,785 shares were issued in the year ended December 31, 2015, as follows:

		Weighted Average
Offering period ended	Number of Shares	price per Share
April 30, 2015	56,635	$13.02
October 31, 2015	120,150	$7.72

Stock‑Based Compensation Expense

The Company recorded approximately $18.1 million, $11.5 million and $7.7 million in stock‑based compensation expense during the years ended December 31, 2015, 2014 and 2013, respectively, in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non‑employee consultants and non‑employee directors. Non‑cash stock‑based compensation expense by expense category for the years ended December 31, 2015, 2014, and 2013 are as follows, and amounts included in the table are in thousands:

	December 31,
	2015	2014	2013
Cost of sales	$876	$279	$—
Research and development	3,744	4,149	2,817
General and administrative	9,358	5,575	3,054
Sales and marketing	4,072	1,517	1,873
Total stock-based compensation	$18,050	$11,520	$7,744

In connection with the June 7, 2013 resignation of the Company’s former Chief Commercial Officer, the Company modified the vesting of 100,000 shares of her previously unvested restricted stock units whereby 41,250 of the restricted stock units vested upon the execution of the separation agreement, 10,000 vested in March 2014, and the remaining 48,750 vest in twenty‑four equal monthly installments beginning in April 2014, subject to her continuing compliance with the terms of the separation agreement. She forfeited all other unvested restricted stock units and stock option awards. It was determined that the continuing compliance and service to be provided to the Company under the separation agreement was not substantive and, as a result, the Company recorded the full value of the modified restricted stock units as additional stock‑based compensation expense in the second quarter of 2013.

Determining Fair Value

Valuation and Recognition—The fair value of each option award is estimated on the date of grant using the Black‑Scholes option‑pricing model based on the assumptions in the table below. The estimated fair value of employee stock options is recognized to expense using the straight‑line method over the vesting period.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Forfeitures—The Company records stock‑based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture used in the twelve months ended December 31, 2015, 2014 and 2013 was 4.99%,  4.99%, and 2.76%, respectively.

The fair value of service-based awards for each restricted stock and restricted stock unit award is determined on the date of grant using the closing stock price on that day. The fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model based on the assumptions in the following table:

	Year Ended
	December 31,
	2015	2014	2013
Option Plan Shares
Risk-free interest rates	1.5% - 1.92%	1.96% - 2.01%	0.94% - 1.73%
Expected term (in years)	6.25 - 6.6	6	6
Expected volatility	67.1% - 73.2%	77.6% - 80.8%	82.9% - 84%
Dividend yield	0%	0%	0%
Weighted average fair value per share of options granted during the period	$15.81	$ 10.05	$ 8.12
ESPP Shares
Risk-free interest rates	0.25% - 0.75%	0.1% - 0.5%	0.1% - 0.33%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	51.2% - 110%	42.5% - 62.7%	39.1% - 45.6%
Dividend yield	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$ 4.67	$ 6.3	$ 3.13

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Stock Option, Restricted Stock, and Restricted Stock Unit Activity

A summary of stock option activity under the Stock Plans during the years ended 2015, 2014 and 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2013	6,181,936	$2.62
Granted	290,570	11.36
Exercised	(274,919)	5.17
Forfeited	(135,000)	10.08
Outstanding, December 31, 2013	6,062,587	$2.78	6.6
Granted	266,477	14.28
Exercised	(1,378,372)	1.91
Forfeited	(16,375)	6.37
Outstanding, December 31, 2014	4,934,317	$3.63	5.2
Granted	340,978	23.51
Exercised	(281,315)	4.44
Forfeited	(57,386)	16.99
Outstanding, December 31, 2015	4,936,594	$4.80	4.5	$28,126
Exercisable, December 31, 2015	4,219,865	$2.69	3.9	$27,585
Vested and expected to vest, December 31, 2015	4,900,829	$4.71	5.2	$27,601

(1)

The aggregate intrinsic value of options outstanding at December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 4,936,594 options that had exercise prices that were lower than the $9.23 market price of our common stock at December 31, 2015. The aggregate intrinsic value of options exercisable at December 31, 2015 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 4,219,865 options that had exercise prices that were lower than the $9.23 market price of our common stock at December 31, 2015. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $3.6 million, $29.2 million, $1.9 million, respectively, determined as of the date of exercise.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the years ended December 31, 2015, 2014 and 2013 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2013	813,955	$8.51
Granted	1,147,553	11.76
Released	(344,611)	8.56
Forfeited	(466,203)	9.73
Outstanding, December 31, 2013	1,150,694	$11.23
Granted	926,171	15.61
Released	(491,370)	11.17
Forfeited	(44,381)	12.44
Outstanding, December 31, 2014	1,541,114	$13.86
Granted	2,895,818	15.23
Released	(578,033)	13.77
Forfeited	(414,205)	20.84
Outstanding, December 31, 2015	3,444,694	$14.19

As of December 31, 2015, there was approximately $41.1 million of total unrecognized compensation cost related to non‑vested share‑based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The Company expects to recognize that cost over a weighted average period of 2.8 years.

The Company received approximately $1.2 million, $2.6 million and $1.3 million from stock option exercises during the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, 176,785,  88,166 and 59,932 shares of common stock, respectively, were issued under the Company’s 2010 Purchase Plan resulting in proceeds to the company of $1.7 million, $0.8 million and $0.5 million, respectively.

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2015:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Options	Life (Years)	Price	Options	Price
$0.00 - $3.00	3,186,500	3.3	$1.10	3,186,500	$1.10
$3.01 - $6.00	402,822	4.7	4.40	402,822	4.40
$6.01 - $9.00	146,991	5.5	7.89	146,991	7.89
$9.01 - $12.00	619,087	6.5	9.66	415,393	9.55
$12.01 - $15.00	233,000	8.2	13.96	58,250	13.96
$15.01 - $18.00	22,227	8.6	16.52	9,909	16.52
$18.01 - $24.00	313,359	9.2	23.38	—	—
$24.01- $26.98	12,608	9.1	26.98	—	—
	4,936,594	4.5	$4.80	4,219,865	$2.69

During the first quarter of 2013, the Company granted a total of 180,750 restricted stock units to certain executives that vest based upon the satisfaction of certain 2013 performance conditions. Based on the conditions that were met 100,800 shares were earned. The shares vest equally over three years with the first vesting date at December 31, 2013.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The company recognized $0.4 million during the year ended December 31, 2013 related to this restricted stock unit grant.

During the first quarter of 2015, the Company granted a total of 203,100 restricted stock units to certain executives that would have vested based upon the satisfaction of certain service and performance conditions. The Company performed an evaluation of internal and external factors, and determined the number of shares that were most likely to vest based on the probability of what performance conditions were met. The expense for the fair value of the awards that were expected to vest of $0.4 million was recognized during the year ended December 31, 2015. The service and performance conditions were not met and the expense of $0.4 million was reversed in the fourth quarter of the year ended December 31, 2015.

Shares Reserved for Issuance

The Company has reserved shares of its authorized common stock for issuance pursuant to its employee stock purchase and stock option plans, including all outstanding stock option grants noted above at December 31, 2015, as follows:

Shares reserved for issuance
2010 Option Plan	6,159,082
2010 Purchase Plan	363,392
6,522,474

(8) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases a  35,000 square foot laboratory and office facility in Madison, Wisconsin. This lease has been in effect since 2010 and expires in October 2016. The Company has one option to extend the term of the lease for five years. The lease is not subject to periodic rent escalation adjustments.

During the second quarter of 2013, the Company entered into a five year lease for a 28,994 square foot facility in Madison, Wisconsin to house its commercial lab operations. This lease contains periodic rent escalation adjustments and includes provisions for tenant improvements. During August 2014, the Company entered into an amended lease agreement to lease an additional 3,189 square feet of office. The amended agreement covers the same term as the original term and is also subject to periodic rent escalation adjustments. During November 2014, the Company entered into an amended lease agreement to lease adjacent land for the construction of a parking lot. The amended agreement covers the same term as the original term and is also subject to periodic rent escalation adjustments. During May 2015, the Company entered into an amended lease agreement to lease an additional 7,853 square feet effective immediately, and another 5,810 square feet effective in June 2015. The lease now covers a total of 50,000 square feet. The amended agreement extended the initial term of the lease and is subject to periodic rent escalation adjustments. The Company has two options to extend the term of the lease for five years. The Company has two options to extend the term of the lease for five years each.

As part of the lease agreement, the landlord agreed to pay for a portion of leasehold improvements constructed. These payments are recorded as a lease incentive obligation and will be amortized over the five year term of the lease as a reduction of rent expense. As of December 31, 2015 and 2014, the lease incentive obligation was $1.6 million and $2.7 million, respectively. Construction of the laboratory facility was substantially complete at December 31, 2013 and the leasehold improvements related to the laboratory were placed into service. The amortization of the lease incentive obligation began in December of 2013.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

During April 2014, the Company entered into a one year lease for a 10,137 square foot facility in Madison, Wisconsin for administration purposes. The lease is subject to an annual rent escalation adjustment and includes an option for a one-year extension. During September 2014, the Company entered into an amended lease agreement to lease an additional 12,338 square feet of space for a total of 22,475 square feet. The amended agreement covers the same term as the original lease with an annual rent escalation adjustment and an option for a one-year extension. During November 2015, the Company entered into an amended lease agreement to lease an additional 11,238 square feet. The amended agreement extended the initial term of the lease and is subject to periodic rent escalation adjustments. The Company has two options to extend the lease.

During July 2015, the Company entered into a lease for a 21,000 square foot warehouse facility in Madison, Wisconsin. The lease commenced in October 2015 and is effective until May 2025 and includes an option for a five-year extension. The lease contains periodic rent escalation adjustments.

During November 2014, the Company entered into a two-year lease agreement for a 620 square foot office facility in London, United Kingdom that is to house European operations. This lease contains periodic rent escalation adjustments.

Future minimum payments under operating leases as of December 31, 2015 are as follows. Amounts included in the table are in thousands.

Year Ending December 31,
2016	$2,073
2017	1,664
2018	1,118
2019	548
2020	277
Thereafter	358
Total lease obligations	$6,038

Rent expense included in the accompanying consolidated statements of operations was approximately $1.5 million, $1.0 million, and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

License Agreements

The Company licenses, on a non‑exclusive basis, certain technologies that are, or may be, incorporated into its technology under several license agreements. Generally, the license agreements require the Company to pay royalties based on net revenues received using the technologies, and may require minimum royalty amounts or maintenance fees.

MAYO

See Note 4 for information related to the MAYO license agreement.

Hologic

On October 14, 2009, the Company entered into a technology license agreement with Hologic, Inc. (“Hologic”). Under the license agreement, Hologic granted the Company an exclusive, worldwide license within the field of human stool based colorectal cancer and pre‑cancer detection or identification with regard to certain Hologic patents, patent applications and improvements, including Hologic’s Invader detection chemistry (the “Covered Hologic IP”). The licensed patents and patent applications contain both method and composition‑of‑matter claims. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union, Australia and Japan. The license agreement also provided the Company with non‑exclusive, worldwide licenses to the Covered Hologic IP within the field of clinical diagnostic purposes relating to colorectal cancer (including cancer diagnosis, treatment, monitoring or staging) and the field

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

of detection or identification of colorectal cancer and pre‑cancers through means other than human stool samples. In December 2012 the Company entered into an amendment to this license agreement with Hologic pursuant to which Hologic granted the Company a non‑exclusive worldwide license to the Covered Hologic IP within the field of any disease or condition within, related to or affecting the gastrointestinal tract and/or appended mucosal surfaces. The Company received FDA approval for its Cologuard test in August 2014, and was required to make a milestone payment of $100,000 to Hologic, which was expensed to research and development in August 2014. The Company is required to pay Hologic a low single digit royalty on the Company’s net sales of products using the Covered Hologic IP.

MDx Health

On July 26, 2010, the Company entered into a technology license and royalty agreement with MDx Health (formerly Oncomethylome Sciences, S.A.). Under the license agreement, MDx Health granted the Company a royalty bearing exclusive, worldwide license to certain patents. Under the licensing agreement, the Company is obligated to make commercially reasonable efforts to bring products covered by the license agreement to market. The Company is required to pay MDx Health a minimum royalty fee of $100,000 on each anniversary of the agreement for the life of the contract. The Company also agreed to pay $100,000 upon the first commercial sale of a licensed product after the receipt of FDA approval and $150,000 after the Company has reached net sales of $10 million of a licensed product after receipt of FDA approval, $750,000 after the Company has reached cumulative net sales of  $50 million, and $1 million after the Company has reached net sales of $50 million in a single calendar year. The Company is also required to pay MDx Health a royalty fee based on a certain percentage of the Company’s net sales of the licensed products.

Capital Lease

In 2012 the Company entered into a lease agreement which is accounted for as a capital lease and the final lease payment was made in September 2015. The leased equipment is recorded at $1.2 million and is included in the balance sheet as laboratory equipment. The cost of the leased equipment was depreciated over the three year lease term, and the expense was recorded as depreciation expense. The leased equipment was fully depreciated at December 31, 2015. The Company was required to make principal and interest payments of approximately $32,000 per month over the three year term of the lease agreement.

(9) RELATED PARTY TRANSACTIONS

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10) ACCRUED LIABILITIES

Accrued liabilities at December 31, 2015 and 2014 consisted of the following. Amounts included in the table are in thousands.

	December 31,
	2015	2014
Compensation	$8,460	$5,668
Professional fees	7,502	5,764
Licenses	3,761	646
Research and trial related expenses	1,528	1,447
Other	646	122
Miscellaneous taxes	309	261
Occupancy costs	47	52
	$22,253	$13,960

(11) LONG TERM DEBT

Building Purchase Mortgage

During June 2015, the Company entered into a $5.1 million credit agreement with an unrelated third-party financial institution to finance the purchase of a facility located in Madison, WI. The credit agreement is collateralized by the acquired building.

Borrowings under the credit agreement bear interest at 4.15%. The Company made interest only payments on the outstanding principal balance for the period between July 12, 2015 and September 12, 2015.  Beginning on October 12, 2015 and continuing through the maturity date, May 12, 2019, the Company is required to make monthly principal and interest payments of $31,000. The final principal and interest payment due on June 12, 2019 is $4.4 million.

Additionally, the Company has recorded $73,000 in deferred financing costs which are being amortized through June 12, 2019. For the year ended December 31, 2015, the Company has recorded $10,000 in amortization of deferred financing costs.

The table below represents the future principal obligations as of December 31, 2015:

Year ending December 31,
2016	$166
2017	174
2018	182
2019	4,496
2020	—
Thereafter	—
$5,018

Wisconsin Department of Commerce Loan

During November 2009, the Company entered into a loan agreement with the Wisconsin Department of Commerce pursuant to which the Wisconsin Department of Commerce agreed to lend up to $1.0 million to the Company subject to the Company’s satisfaction of certain conditions. The Company received the $1.0 million in December 2009. The terms

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

of the loan are such that portions of the loan become forgivable if the Company meets certain job creation requirements at a specified wage rate. After the Company creates 100 full time positions, the principal shall be reduced at the rate of $5,405 for each new position created thereafter during the measurement period. The loan bears an interest rate of 2%, which is subject to an increase to 4% if the Company does not meet certain job creation requirements. Both principal and interest payments under the loan agreement are deferred for five years. The loan’s terms also contain a milestone that if the Company has created 185 new full-time positions as of June 30, 2015, the full amount of principal shall be forgiven. The Company met this job creation milestone and the $1.0 million benefit associated with the loan forgiveness has been recorded as an offset to the operating expenses during the year ended December 31, 2015.

(12) EMPLOYEE BENEFIT PLAN

The Company maintains a qualified 401(k) retirement savings plan (the “401(k) Plan”) covering all employees. Under the terms of the 401(k) Plan, participants may elect to defer a portion of their compensation into the 401(k) Plan, subject to certain limitations. Company matching contributions may be made at the discretion of the Board of Directors.

The Company’s Board of Directors approved 401(k) Plan matching contributions for the years ended December 31, 2015, 2014 and 2013 in the form of Company common stock equal to 100% up to 6% of the participant’s salary for that year. The Company recorded compensation expense of approximately $2.1 million, $0.8 million, and $0.5 million, respectively, in the statements of operations for the years ended December 31, 2015, 2014 and 2013 in connection with 401(k) Plan matching contributions.

(13) NEW MARKET TAX CREDIT

During the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third-party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended.  Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to the Madison, Wisconsin facility.  Upon closing of this transaction, the Company provided an aggregate of approximately $5.1 million to the Investor, in the form of a loan receivable, with a term of seven years, bearing an interest rate of 2.74% per annum.  This $5.1 million in proceeds plus $2.4 million of capital from the Investor was used to make an aggregate $7.5 million loan to a subsidiary of the Company.  This financing arrangement is not secured by any assets of the Company.  On December 1, 2021, the Company would receive a repayment of its approximately $5.1 million loan. The $5.1 million is eliminated in the consolidation of the financial statements. This transaction also includes a put/call feature that becomes enforceable at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which will serve to trigger forgiveness of the debt. The value attributable to the put/call is nominal. The $2.4 million was recorded in other long-term liabilities on the balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.4 million as a decrease of expenses for the year ended December 31, 2015. At December 31, 2015, the remaining balance of $2.0 million is included in Other Long Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

The Investor is subject to 100% recapture of the NMTC it receives for a period of seven years as provided in the Internal Revenue Code and applicable U.S. Treasury regulations.  The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Noncompliance with applicable

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Investor and its majority owned community development entity are considered Variable Interest Entities (“VIEs”) and the Company is the primary beneficiary of the VIEs. This conclusion was reached based on the following:

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

(14) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015 the Company has earned $2.2 million of tax credits.  $1.1 million is reported in prepaid expenses and other current assets and $1.1 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur.

During the year ended December 31, 2015, the Company has amortized $0.2 million of the credits earned as a reduction of operating expenses.  As of December 31, 2015, the Company also has recorded a $0.4 million liability in other short-term liablities and a $1.6 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

(15) INCOME TAXES

The Company is subject to taxation in the U.S. and various state jurisdictions. All of the Company’s tax years are subject to examination by the U.S. and state tax authorities due to the carryforward of unutilized net operating losses.

Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2015, the Company had federal net operating loss and state net operating loss carryforwards of approximately $565.9 million and $208.9 million, respectively for financial reporting purposes, which may be used to offset future taxable income. The Company also had federal and state research tax credit carryforwards of $7.5 million and $16.0 million, respectively which may be used to offset future income tax liability. The federal and state carryforwards expire beginning 2016 through 2035 and are subject to review and possible adjustment by the Internal Revenue Service and state tax jurisdictions. In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.

As of December 31, 2015 and 2014, the Company had $45.5 million and $39.8 million, respectively, in excess tax benefit stock option deductions. The excess tax benefit arising from these deductions is credited to additional paid in capital as the benefit is realized.

The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows. Amounts included in the table are in thousands.

	December 31,
	2015	2014
Deferred tax assets:
Operating loss carryforwards	$189,007	$140,471
Tax credit carryforwards	17,947	16,915
Deferred revenue	—	11
Other temporary differences	8,146	4,543
Tax assets before valuation allowance	215,100	161,940
Less—Valuation allowance	(215,100)	(161,940)
Net deferred taxes	$—	$—

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a valuation allowance of $215.1 million and $161.9 million at December 31, 2015 and 2014, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for December 31, 2015 and 2014 was $53.2 million and $37.4 million, respectively. Due to the existence of

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The effective tax rate differs from the statutory tax rate due to the following:

	December 31,
	2015	2014	2013
U.S. Federal statutory rate	35.0%	34.0%	34.0%
State taxes	2.1	5.5	4.8
Federal and state tax rate changes	(1.7)	—	—
Research and development tax credits	0.9	(1.1)	16.9
Stock-based compensation expense	(0.6)	(0.5)	(1.1)
Other adjustments	(0.9)	(0.8)	(0.3)
Valuation allowance	(34.8)	(37.1)	(54.3)
Effective tax rate	0.0%	0.0%	0.0%

There are no unrecognized tax benefits as of December 2015, 2014 and 2013, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following December 31, 2015.

As of December 31, 2015, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal and state income tax examinations for the tax years 1995 through 2015, and to state income tax examinations for the tax years 1995 through 2015. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2015, 2014 and 2013.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2015 and 2014. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10‑K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Form 10‑K.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Amounts in thousands, except per share data)
2015
Laboratory service revenue	$4,266	$8,119	$12,632	$14,420
Cost of revenue	4,212	5,094	7,528	7,667
Gross profit	54	3,025	5,104	6,753
Research and development	6,571	8,115	9,863	9,365
General and administrative	12,971	13,683	15,432	15,864
Sales and marketing	16,524	20,593	23,079	21,944
Loss from operations	(36,012)	(39,366)	(43,270)	(40,420)
Investment income	222	193	365	491
Interest income (expense)	(11)	107	(40)	(62)
Net loss	$(35,801)	$(39,066)	$(42,945)	$(39,991)
Net loss per share—basic and diluted	$(0.40)	$(0.44)	$(0.45)	$(0.41)
Weighted average common shares outstanding—basic and diluted	88,662	88,919	94,444	96,404
2014
Laboratory service revenue	$—	$—	$—	$1,504
License fee revenue	$294	$—	$—	$—
Cost of revenue	—	—	924	3,401
Gross profit	294	—	(924)	(1,897)
Research and development	7,430	7,174	9,073	4,992
General and administrative	4,586	6,230	8,994	10,625
Sales and marketing	4,456	6,166	13,217	15,069
Loss from operations	(16,178)	(19,570)	(32,208)	(32,583)
Investment income	86	146	160	150
Interest expense	(15)	(13)	(12)	(11)
Net loss	$(16,107)	$(19,437)	$(32,060)	$(32,444)
Net loss per share—basic and diluted	$(0.23)	$(0.24)	$(0.39)	$(0.38)
Weighted average common shares outstanding—basic and diluted	70,987	82,048	82,941	84,734

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting or financial disclosure matters.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting.

  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a‑15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2015,  our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

Item 9B.  Other Information

William J. Megan, our Senior Vice President, Finance, is expected to terminate his employment with us on February 29, 2016.  In connection with his termination, we expect to enter into a separation agreement and general release with Mr. Megan (the “Separation Agreement”). Under the Separation Agreement, Mr. Megan will receive (1) severance payments equal to 12 months of his current annual base salary and (2) continuation of group health benefits through no later than February 29, 2017. Further, pursuant to the agreement, 22,650 restricted stock units and 7,150 incentive stock options which were previously granted to Mr. Megan will vest upon the execution of the agreement. Mr. Megan is forfeiting all other equity awards.

In partial consideration for the benefits provided under the Severance Agreement, Mr. Megan agreed to provide us, through August 30, 2016, consulting services in connection with any transition issues, business, needs, litigation, or investigation relating to our business.

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

EXACT SCIENCES CORPORATION

Date: February 24, 2016	By:	/s/ Kevin T. Conroy Kevin T. Conroy President & Chief Executive Officer

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

Name	Title	Date

/s/ Kevin T. Conroy Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 24, 2016

/s/ Maneesh K. Arora Maneesh K. Arora	Senior Vice President and Chief Operating Officer and Director	February 24, 2016

/s/ John K. Bakewell John K. Bakewell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2016

/s/ Thomas D. Carey Thomas D. Carey	Director	February 24, 2016

/s/ James E. Doyle James E. Doyle	Director	February 24, 2016

/s/ John A. Fallon M.D John A. Fallon	Director	February 24, 2016

./s/ Daniel J. Levangie Daniel J. Levangie	Director	February 24, 2016

/s/ Katherine Napier Katherine Napier	Director	February 24, 2016

/s/ Lionel Sterling Lionel Sterling	Director	February 24, 2016

/s/ David Thompson David Thompson	Lead Independent Director	February 24, 2016

/s/ Michael S. Wyzga Michael S. Wyzga	Director	February 24, 2016

Exhibit Index to Annual Report on Form 10‑K

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑ 1 (File No. 333‑48812) and incorporated herein by reference)

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix A to the Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders filed on June 20, 2014 and incorporated herein by reference)

3.3

Second Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Report on Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed on February 23, 2011 and incorporated herein by reference)

4.1

Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812) and incorporated herein by reference)

4.4

Rights Agreement, dated February 22, 2011, by and between the Registrant and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8‑A filed on February 23, 2011 and incorporated herein by reference)

10.1*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10‑K filed for the period ended December 31, 2008 and incorporated herein by reference)
10.2*

2000 Stock Option and Incentive Plan Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2007 and incorporated herein by reference)

10.3**

Collaboration, License and Purchase Agreement dated January 27, 2009 by and between the Registrant and Genzyme Corporation (previously filed as Exhibit 10.1 to the Registrant’s Report on Form 8‑K filed on January 28, 2009 and incorporated herein by reference)

10.4*

Employment Agreement dated March 18, 2009 by and between Kevin T. Conroy and the Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on March 18, 2009 and incorporated herein by reference)

10.5*

Employment Agreement dated March 18, 2009 by and between Maneesh Arora and the Registrant (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on March 18, 2009 and incorporated herein by reference)

10.6*+	Employment Agreement dated January 1, 2016 by and between John Bakewell and the Registrant
10.7*+	Employment Agreement dated October 30, 2015 by and between Scott Coward and the Registrant
10.8*

Employment Agreement dated August 1, 2009 by and between Graham Lidgard and the Registrant (previously filed as Exhibit 10 to the Registrant’s Current Report on Form 10‑Q for the period ended September 30, 2009 and incorporated herein by reference)

10.9**

Technology License Agreement by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant, dated as of October 14, 2009 (previously filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10‑K filed for the period ended December 31, 2009 and incorporated herein by reference)

10.10

Loan Agreement, dated November 10, 2009, by and  between the Wisconsin Department of Commerce and the Registrant (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10‑K filed for the period ended December 31, 2009 and incorporated herein by reference)

10.11

Lease Agreement, dated November 1, 2009, by and between University Research Park Incorporated and the Registrant (previously filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10‑K filed for the period ended December 31, 2009 and incorporated herein by reference)

10.12*

The Registrant’s 2010 Omnibus Long‑Term Incentive Plan, as amended and restated effective April 28, 2015 (previously filed as Appendix A to the Definitive Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders filed on April 30, 2015 and incorporated herein by reference)

10.13*

The Registrant’s 2010 Employee Stock Purchase Plan (previously filed as Appendix B to the Definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders filed on April 30, 2010 and incorporated herein by reference)

10.14*

First Amendment to the Registrant’s 2010 Employee Stock Purchase Plan (previously filed as Appendix A to the Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders filed of June 20, 2014, and incorporated herein by reference)

10.15*

2010 Omnibus Long‑Term Incentive Plan Form Stock Option Award Agreement, as amended and restated effective April 28, 2015  (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑207703) and incorporated herein by reference)

10.16*

2010 Omnibus Long‑Term Incentive Plan Form Restricted Stock Award Agreement, as amended and restated effective April 28, 2015 (previously filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑207703) and incorporated herein by reference)

Exhibit Number	Description
10.17*

2010 Omnibus Long‑Term Incentive Plan Form Restricted Stock Unit Award Agreement, as amended and restated effective April 28, 2015  (previously filed as Exhibit 4.5  to the Registrant’s Registration Statement on  S‑8 (File No. 333‑207703) and incorporated herein by reference)

10.18*	2015 Inducement Award Plan (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑207703) and incorporated herein by reference)
10.19*

2015 Inducement Award Plan Form Restricted Stock Unit Award Agreement (previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑207703) and incorporated herein by reference)

10.20*

Amended and Restated License Agreement between the Registrant and MAYO Foundation for Medical Education and Research (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

10.21**

Amendment dated December 7, 2012 to Technology License Agreement dated October 14, 2009 by and between Hologic, Inc., Third Wave Technologies, Inc., and the Registrant (previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2012 and incorporated herein by reference)

10.22*

Employment Agreement by and between William J. Megan and the Registrant, dated as of November 10, 2014 (previously filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed for the period ending December 31, 2014 and incorporated herein by reference)

10.23*

Non‑Employee Director Compensation Policy dated April 28, 2015 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2015 and incorporated herein by reference)

10.24

Lease Agreement dated June 25, 2013 by and between Tech Building I, LLC and Exact Sciences Laboratories, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2013 and incorporated herein by reference)

10.25**

License Agreement dated July 26, 2010 by and between MDx Health S.A. and the Registrant (previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.26**

Addendum dated May 6, 2011 to License Agreement dated July 26, 2010 by and between MDx Health S.A. and the Registrant (previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.27

Amendment One to Lease dated November 1, 2010 by and between University Research Park Incorporated and the Registrant(previously filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated herein by reference).

10.28

Lease Agreement dated April 16, 2014 by and between Ultratec, Inc. and the Registrant (previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.29

First Amendment to Lease dated September 26, 2014 by and between Ultratec, Inc. and the Registrant  (previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

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