Form 10-Q
period 2016-03-31
EXACT SCIENCES CORP
filed 2016-05-03
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, the registrant had 97,791,900 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$52,151	$41,135
Marketable securities	210,441	265,744
Accounts receivable, net	5,621	4,933
Inventory, net	8,157	6,677
Prepaid expenses and other current assets	7,722	7,375
Total current assets	284,092	325,864
Property and Equipment, at cost:
Computer equipment and computer software	15,827	14,025
Laboratory equipment	13,496	12,786
Leasehold improvements	10,757	7,118
Buildings	4,792	4,777
Assets under construction	4,735	8,038
Furniture and fixtures	1,825	1,265
	51,432	48,009
Less—Accumulated depreciation	(16,386)	(13,913)
Net property and equipment	35,046	34,096
Other long-term assets	4,650	4,070
Total assets	$323,788	$364,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,841	$3,308
Accrued liabilities	20,477	22,253
Debt and capital lease obligation, current portion	169	166
Other short-term liabilities	1,191	996
Total current liabilities	24,678	26,723
Long-term debt	4,750	4,789
Other long-term liabilities	4,893	4,601
Lease incentive obligation, less current portion	1,134	1,061
Total liabilities	35,455	37,174

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—97,737,710 and 96,674,786 shares at March 31, 2016 and December 31, 2015	978	968
Additional paid-in capital	913,455	904,931
Accumulated other comprehensive loss	(17)	(433)
Accumulated deficit	(626,083)	(578,610)
Total stockholders’ equity	288,333	326,856
Total liabilities and stockholders’ equity	$323,788	$364,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2016	2015
Laboratory service revenue	$14,835	$4,266

Cost of sales	9,059	4,212
Gross margin	5,776	54

Operating expenses:
Research and development	10,126	6,571
General and administrative	17,824	12,971
Sales and marketing	25,711	16,524
Total operating expenses	53,661	36,066
Loss from operations	(47,885)	(36,012)

Other income (expense)
Investment income	466	222
Interest expense	(54)	(11)
Total other income	412	211

Net loss	$(47,473)	$(35,801)

Net loss per share—basic and diluted	$(0.49)	$(0.40)

Weighted average common shares outstanding—basic and diluted	97,246	88,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(47,473)	$(35,801)
Other comprehensive loss, net of tax:
Unrealized gain on available-for-sale investments	473	195
Foreign currency translation loss	(57)	(10)
Comprehensive loss	$(47,057)	$(35,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(47,473)	$(35,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	2,473	1,587
Stock-based compensation	6,100	3,620
Amortization of other liabilities	(208)	(58)
Amortization of deferred financing costs	13	—
Amortization of premium on short-term investments	214	377
Amortization of intangible assets	50	—
Changes in assets and liabilities:
Accounts receivable, net	(688)	(205)
Inventory, net	(1,480)	(1,406)
Prepaid expenses and other current assets	(347)	(364)
Accounts payable	(467)	(646)
Accrued liabilities	(664)	(2,309)
Lease incentive obligation	130	(138)
Accrued interest	—	6
Net cash used in operating activities	(42,347)	(35,337)
Cash flows from investing activities:
Purchases of marketable securities	(6,118)	(11,145)
Maturities of marketable securities	61,680	31,116
Purchases of property and equipment	(2,389)	(2,371)
Net cash provided by investing activities	53,173	17,600
Cash flows from financing activities:
Proceeds from exercise of common stock options	288	386
Payments on capital lease obligations	—	(91)
Payments on mortgage payable	(41)	—
Net cash provided by financing activities	247	295

Effects of exchange rate on cash and cash equivalents	(57)	(10)

Net increase (decrease) in cash and cash equivalents	11,016	(17,452)
Cash and cash equivalents, beginning of period	41,135	58,131
Cash and cash equivalents, end of period	$52,151	$40,679
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$1,034	$836
Unrealized gain on available-for-sale investments	$473	$195
Issuance of 340,950 and 21,826 shares of common stock to fund the Company’s 401(k) matching contribution for 2015 and 2014, respectively	$2,146	$835
Interest paid	$53	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except share and per share data, unless otherwise noted or instances where expressed in millions)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (“Exact” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. The Company has developed an accurate, non-invasive, patient-friendly screening test called Cologuard for the early detection of colorectal cancer and pre-cancer, and is currently working on the development of tests for lung cancer, pancreatic cancer and esophageal cancer.

Basis of Presentation

The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”). These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2015 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. no

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

At March 31, 2016 and December 31, 2015, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the three months ended March 31, 2016 and 2015. Realized gains were $3.3 thousand and $3.0 thousand for the three months ended March 31, 2016 and 2015, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the three months ended March 31, 2016, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at March 31, 2016 consisted of the following:

	March 31, 2016
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$132,854	$93	$(41)	$132,906
Asset backed securities	62,380	12	(44)	62,348
U.S. government agency securities	7,057	8	—	7,065
Certificates of deposit	5,500	2	—	5,502
Commercial paper	2,621	—	(1)	2,620
Total available-for-sale securities	$210,412	$115	$(86)	$210,441

Available-for-sale securities at December 31, 2015 consisted of the following:

	December 31, 2015
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$179,471	$2	$(262)	$179,211
Asset backed securities	77,661	—	(166)	77,495
U.S. government agency securities	7,057	—	(18)	7,039
Certificates of deposit	1,999	—	—	1,999
Total available-for-sale securities	$266,188	$2	$(446)	$265,744

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2016 were as follows (in thousands):

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2015	$11	$(444)	$(433)
Other comprehensive (loss) income before reclassifications	(57)	456	399
Amounts reclassified from accumulated other comprehensive loss	—	17	17
Net current period change in accumulated other comprehensive income (loss)	(57)	473	416
Balance at March 31, 2016	$(46)	$29	$(17)

The amounts recognized in AOCI for the three months ended March 31, 2015 were as follows (in thousands):

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2014	$—	$(115)	$(115)
Other comprehensive (loss) income before reclassifications	(10)	192	182
Amounts reclassified from accumulated other comprehensive loss	—	3	3
Net current period change in accumulated other comprehensive income (loss)	(10)	195	185
Balance at March 31, 2015	$(10)	$80	$70

Amounts reclassified from AOCI for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Affected Line Item in the	Three Months Ended March 31,
Details about AOCI Components	Statement of Operations	2016	2015
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$17	$3
Total reclassifications		$17	$3

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

At March 31, 2016, the Company had $4.7 million of assets under construction which consisted of $1.8 million related to leasehold improvements, $1.5 million related to software projects and $1.4 million related to machinery and equipment. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $1.2 million to complete the leasehold improvements, $0.2 million to complete the machinery and equipment, and minimal costs to complete the software projects. These projects are expected to be completed in 2016. There were no impairment losses for the periods ended March 31, 2016 and December 31, 2015.

Software Capitalization Policy

Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight-line basis over the estimated useful life of the software.

Patent Costs and Intangible Assets

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probably future economic benefit derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the three months ended March 31, 2016 should be expensed and not capitalized as the future economic benefit derived from the transactions cannot be determined.

Under a technology license and royalty agreement entered into with MDx Health, the Company is required to pay MDx Health milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone has occurred or is considered probable, an intangible asset and corresponding liability is reported in other long-term assets and accrued expenses, respectively. The intangible asset is amortized over the estimated ten-year useful life of the licensed intellectual property, and such amortization is reported in cost of sales. As of March 31, 2016, an intangible asset of $1.7 million and a liability of $2.0 million are reported in other long-term assets and accrued expenses, respectively. As of December 31, 2015, an intangible asset of $1.8 million and a liability of $2.0 million were reported in other long-term assets and accrued expenses, respectively. Amortization expense for the three months ended March 31, 2016 was $50.0 thousand. There was no amortization expense recorded for the three months ended March 31, 2015.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period (amounts are in thousands):

	March 31,
	2016	2015
Shares issuable upon exercise of stock options	5,475	5,222
Shares issuable upon the release of restricted stock awards	6,202	2,305
Shares issuable upon the vesting of restricted stock awards related to licensing agreement	—	24
	11,677	7,551

Revenue Recognition

Laboratory Service Revenue. The Company’s revenues are generated by performing diagnostic services using its Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. The Company recognizes revenue in accordance with the provisions of ASC 954-605, Health Care Entities – Revenue Recognition. The Company recognizes revenue related to billings for Medicare and other payors on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payor. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be realized require significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover Cologuard as ordered by the prescribing physician under their reimbursement policies. The Company pursues reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement coverage or the ability to estimate the amount that will ultimately be realized for the Company’s services, revenue is recognized upon cash receipt.

The Company uses judgment in determining if it is able to make an estimate of what will ultimately be realized. The Company also uses judgment in estimating the amounts it expects to collect by payor. The Company’s judgments will continue to evolve in the future as it continues to gain payment experience with payors and patients.

The Company recognized approximately $14.8 million and $4.3 million in laboratory service revenue for the three months ended March 31, 2016 and 2015, respectively.

Inventory

Inventory is stated at the lower of cost or market value (net realizable value). The Company determines the cost of inventory using the first-in, first out method (“FIFO”). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated net realizable value, and records a charge to cost of sales for such inventory, as appropriate. In addition, the Company's products are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated net realizable value.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.

Inventory consists of the following (amount in thousands):

	March 31,	March 31,
	2016	2015
Raw materials	$2,066	$2,305
Semi-finished and finished goods	6,091	3,118
Total inventory	$8,157	$5,423

Foreign Currency Translation

For the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates as appropriate. Consolidated statements of operations amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive income in total Exact Sciences Corporation’s stockholders’ equity. Transaction gains and losses are included in the condensed consolidated statement of operations in 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.

(3) MAYO LICENSE AGREEMENT

Overview

As more fully described in the 2015 Form 10-K, in June 2009 the Company entered into a patent license agreement (the “MAYO Agreement”) with MAYO Foundation for Medical Education and Research (“MAYO”). The Company’s license agreement with MAYO was amended and restated in February 2015 and further amended in January 2016. Under the license agreement, MAYO granted the Company an exclusive, worldwide license to certain MAYO patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain MAYO know-how. As expanded by the January 2016 amendment to the license agreement, the scope of the license includes any screening, surveillance or diagnostic tests or tools for use in connection with any type of cancers, pre-cancers, diseases or conditions.

Pursuant to the Company’s agreement with MAYO, the Company is required to pay MAYO a low single digit royalty on the Company’s net sales of products using the licensed MAYO intellectual property, with minimum annual royalty fees of $25.0 thousand each year through 2033, the year the last patent expires. The January 2016 amendment to the MAYO license agreement established various low single digit royalty rates on net sales of current and future products and clarified how net sales will be calculated.  As part of the amendment, the royalty rate on the Company’s net sales of Cologuard increased and, if in the future, improvements are made to the Cologuard product, the royalty rate may further increase. However, the amendment provides that the Cologuard royalty will remain a low single digit percentage of net sales.

The Company is also required to issue MAYO shares of the Company’s common stock with a value of $200.0 thousand upon commercial launch of our second and third products that use the licensed MAYO intellectual property, as well as to pay MAYO, for each of the Company’s products that use licensed MAYO intellectual property, $200.0 thousand cash upon such product reaching $5 million in cumulative net sales, $750.0 thousand cash upon such product reaching $20 million in cumulative net sales, and $2 million cash upon such product reaching $50 million in cumulative net sales.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1 million in the first quarter of 2015 and 2016.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company has incurred charges of $1.0 million and has made payments of $1.0 million for the three months ended March 31, 2016. The Company has recorded an estimated liability in the amount of $1.2 million for research and development efforts as of March 31, 2016. The Company incurred charges of $0.5 million and made payments of $1.2 million for the three months ended March 31, 2015.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective April 28, 2015), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company recorded $6.1 million and $3.6 million in stock-based compensation expense during the three months ended March 31, 2016 and 2015, respectively, in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.

Determining Fair Value

Valuation and Recognition – The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period. The Black-Scholes and Monte Carlo pricing models utilize the following assumptions:

Expected Term – Expected life of an option award is the average length of time over which the Company expects employees will exercise their options, which is based on historical experience with similar grants. Expected life of a market measure-based award is based on the applicable performance period.

Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the awards.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes and Monte Carlo valuation models on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the three months ended March 31, 2016 and 2015 was 3.48% and 4.99%, respectively.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended
	March 31,
	2016	2015
Option Plan Shares
Risk-free interest rates	1.48% - 1.69%	1.5% - 1.92%
Expected term (in years)	6.25 - 6.74	6.25 - 6.6
Expected volatility	58.9% - 59.4%	67.1% - 73.2%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$3.17	$ 15.81
Market Measure-Based Shares
Risk-free interest rates	0.91%	(1)
Expected term (in years)	2.84	(1)
Expected volatility	68.3%	(1)
Dividend yield	0%	(1)
Weighted average fair value per share of stock purchase rights granted during the period	$2.32	(1)
ESPP Shares
Risk-free interest rates	(2)	(2)
Expected term (in years)	(2)	(2)
Expected volatility	(2)	(2)
Dividend yield	(2)	(2)
Weighted average fair value per share of stock purchase rights granted during the period	(2)	(2)

(1)	The Company did not issue market measure-based shares during the respective period.
(2)	The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, December 31, 2015	4,936,594	$4.80	4.5
Granted	883,889	5.48
Exercised	(332,924)	0.87
Forfeited	(12,150)	16.52
Outstanding, March 31, 2016	5,475,409	$5.10	5.1	$18,052
Exercisable, March 31, 2016	4,175,037	$3.66	3.9	$16,974
Vested and expected to vest, March 31, 2016	5,309,942	$5.05	5.1	$17,964

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $6.74 market price of the Company’s common stock at March 31, 2016.  The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $2.1 million and $0.4 million, respectively.

As of March 31, 2016, there was $52.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.0 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the three months ended March 31, 2016 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2016	3,444,694	$14.19
Granted	3,244,764	4.37
Released	(422,379)	16.73
Forfeited	(64,840)	20.18
Outstanding, March 31, 2016	6,202,239	$8.61

(5) FAIR VALUE MEASUREMENTS

The Financial Accounting Standards Board has issued authoritative guidance which requires that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The fair value hierarchy establishes and prioritizes the inputs used to measure fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $4.8 million as of March 31, 2016 and December 31, 2015, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of March 31, 2016 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall. Amounts in the table are in thousands.

		Fair Value Measurement at March 31, 2016 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$38,151	$38,151	$—	$—
Certificates of deposit	14,000	—	14,000	—
Available-for-Sale
Marketable securities
Corporate bonds	132,906	—	132,906	—
Asset backed securities	62,348	—	62,348	—
U.S. government agency securities	7,065	—	7,065	—
Certificates of deposit	5,502	—	5,502	—
Commercial paper	2,620	—	2,620	—
Total	$262,592	$38,151	$224,441	$—

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

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of March 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2016
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable Securities
Asset backed securities	$43,177	$(44)	$—	$—	$43,177	$(44)
Corporate bonds	41,402	(41)	—	—	41,402	(41)
Commercial Paper	2,620	(1)	—	—	2,620	(1)
U.S. government agency securities	2,499	—	—	—	2,499	—
Total	$89,698	$(86)	$—	$—	$89,698	$(86)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at March 31, 2016 (in thousands):

	Due one year or less		Due after one year through four years
Description	Cost	Fair Value	Cost	Fair Value
Marketable Securities
Corporate bonds	$98,989	$99,012	$33,865	$33,894
Certificates of deposit	5,500	5,502	—	—
Commercial Paper	2,621	2,620	—	—
U.S. government agency securities	2,500	2,500	4,557	4,565
Asset backed securities	1	1	62,379	62,347
Total	$109,611	$109,635	$100,801	$100,806

(6) NEW MARKET TAX CREDIT

As more fully described in the 2015 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million as a decrease of expenses for the three months ended March 31, 2016. At March 31, 2016, the remaining balance of $1.9 million is included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

(7) LONG-TERM DEBT

Building Purchase Mortgage

During June 2015, the Company entered into a $5.1 million credit agreement with an unrelated third-party financial institution to finance the purchase of a facility located in Madison, WI. The credit agreement is collateralized by the acquired building.

Borrowings under the credit agreement bear interest at 4.15%. The Company made interest-only payments on the outstanding principal balance for the period between July 12, 2015 and September 12, 2015. Beginning on October 12,

2015 and continuing through the maturity date, May 12, 2019, the Company is required to make monthly principal and interest payments of $31.2 thousand. The final principal and interest payment due on June 12, 2019 is $4.4 million.

Additionally, the Company has recorded $73.0 thousand in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. For the three months ended March 31, 2016, the Company has recorded $4.5 thousand in amortization of mortgage issuance costs.

(8) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS

During the first quarter of 2015, the Company entered into an agreement with the Wisconsin Economic Development Corporation (“WEDC”) to earn $9.0 million in refundable tax credits if the Company expends $26.3 million in capital investments and establishes and maintains 758 full-time positions in the state of Wisconsin over a seven-year period.  The tax credits earned should first be applied against the tax liability otherwise due, and if there is no such liability present, the claim for ta.x credits will be reimbursed in cash to the Company.  The maximum amount of the refundable tax credit to be earned for each year is fixed, and the Company earns the credits by meeting certain capital investment and job creation thresholds over the seven-year period. Should the Company earn and receive the job creation tax credits but not maintain those full-time positions through the end of the agreement, the Company may be required to pay those credits back to the WEDC.

The Company will record the earned tax credits as job creation and capital investments occur. The amount of tax credits earned will be recorded as a liability and amortized as a reduction of operating expenses over the expected period of benefit. The tax credits earned from capital investment will be recognized as an offset to depreciation expense over the expected life of the acquired capital assets. The tax credits earned related to job creation will be recognized as an offset to operational expenses over the life of the agreement, as the Company is required to maintain the minimum level of full-time positions through the seven-year period.

As of March 31, 2016 the Company has earned $2.9 million of tax credits and has received payment of $0.2 million from the WEDC as of March 31, 2016. The unpaid portion is $2.7 million, of which $0.9 million is reported in prepaid expenses and other current assets and $1.8 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of March 31, 2016, the Company also has recorded a $0.6 million liability in other short-term liabilities and a $1.9 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three months ended March 31, 2016, the Company amortized $121.5 thousand of the tax credits earned as a reduction of operating expenses.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis (Topic 810).” The amendments in this update affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation method. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act or 1940. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this guidance during the three months ended March 31, 2016. The impact of adoption did not have a material impact on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In

August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Accounting Standards Update No. 2015-03 will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. The Company adopted this guidance during the three months ended March 31, 2016. The impact of adoption did not have a material impact on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance that requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounting for separately from hosted services. The new guidance clarifies that if a cloud computing arrangement includes a software license, the Company should account for the software license consistent with our accounting for other software licenses. If the arrangement does not include a software license, the Company should account for the arrangement as a service contract. The Company adopted this guidance during the three months ended March 31, 2016. The impact of adoption did not have a material impact on the Company’s financial statements.

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“Update 2015-14”) to defer for one year the effective date of the new revenue standard and allow early adoption as of the original effective date which is for annual reports beginning after December 15, 2016. The Company is currently evaluating the impact of this amendment on the Company’s financial position and results of operations.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this update on its financial position and results of operations.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“Update 2016-08”), which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  An entity that is a principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or service transferred. An entity that is an agent recognizes revenue in the amount of any fee of commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provide by the other party.  The effective date and transition requirements for the amendments in Update 2016-08 are the same as the effective date and transition requirements of Update 2015-14. The Company is currently evaluating the impact of Update 2016-08 on its financial position and results of operations.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” as part of its Simplification initiative.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statements of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is currently evaluating the impact of this update on its financial position and results of operations.

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“Update 2016-10”), amending the new revenue recognition standard that was issued jointly with the International Accounting Standards Board in May 2014. The amendments do not change the core principles of the standard, but clarify the accounting for identifying performance obligations, as well as licensing implementation guidance. The effective date for the amendments in Update 2016-10 are the same as the effective date of Update 2015-14. The Company is currently evaluating the impact of Update 2016-10 on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us”, “our” or the “Company”)  should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC (the “2015 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payor reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; the willingness of health insurance companies and other payors to reimburse us for our performance of the Cologuard test;  the amount and nature of competition from other cancer screening products and services; the effects of any healthcare reforms or changes in healthcare pricing, coverage and reimbursement; recommendations, guidelines and/or quality-of-care metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society, and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative and licensing arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections on the 2015 Form 10‑K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our,” or the “Company”) is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient friendly screening test called Cologuard®, for the early detection of colorectal cancer and pre-cancer, and are currently working on the development of tests for lung cancer, pancreatic cancer, and esophageal cancer.

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths among non-smokers. Each year there are:

•	135,000 new cases in the U.S.
•	50,000 deaths in the U.S.

Colorectal cancer treatment represents a significant and growing healthcare cost. Annually, $14 billion is spent in the U.S. on colorectal cancer treatment, and the projected annual treatment costs are expected to be $20 billion in 2020. The incidence of colorectal cancer in Medicare patients is expected to rise from 106,000 cases in 2010 to more than 180,000 cases in 2030.

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps, or early stage cancer—are more likely to have a complete recovery and to be treated less expensively. Accordingly, the American Cancer Society (“ACS”) recommends that all people age 50 and older undergo regular colorectal cancer screening. Of the more than 80 million people in the U.S. for whom routine colorectal cancer screening is recommended, nearly 47 percent have not been screened according to current guidelines. Poor compliance has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for colorectal cancer diagnosed at stages 3 and 4 are 67 percent and 12 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

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

The competitive advantages of sDNA-based screening provide a significant market opportunity. Assuming a 30% test adoption rate and a three-year screening interval, we estimate the potential U.S. market for sDNA screening to be more than $4 billion, annually.

Our-Cologuard Commercialization Strategy

Our commercialization strategy includes three main elements with a focus on physicians, patients, and payors.

Physicians and Patients

We are engaging physicians with several strategies. We have a 270 person sales team, including approximately 215 in a direct field sales force, actively engaging with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We are focused on specific physicians based on specialty and propensity to prescribe colorectal cancer screening tests. We are also focused on physician groups and larger regional and national health systems. We are engaged in a co-promotion agreement with Ironwood Pharmaceuticals under which its 160 clinical sales specialists promote Cologuard across the United States. Further, to build awareness, we have launched a medical education program that includes on-line training and peer-to-peer presentations.

Securing inclusion in guidelines is a key part of our physician engagement strategy since many physicians rely on such guidelines when making screening recommendations. Professional colorectal cancer screening guidelines in the U.S., including those of the ACS, the American College of Gastroenterology (“ACG”), and the American Gastroenterological Association (“AGA”), recommend regular screening by a variety of methods. Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS and the U.S. Multi-Society Task Force on Colorectal Cancer (“CRC Task Force”) have included sDNA screening technology in national colorectal cancer screening guidelines as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older. The CRC Task Force is a consortium of several organizations that includes representatives of the ACG, AGA, American Society for Gastrointestinal Endoscopy and the American College of Physicians/Society of Internal Medicine. In October 2014 the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended sDNA screening test.

In October 2015, the US Preventive Services Task Force (“USPSTF”) issued a draft recommendation statement for colorectal cancer screening, which recommends an “A” grade for colorectal cancer screening starting at age 50 and continuing until age 75. The draft recommends certain screening tests and includes Cologuard as an alternative screening test, along with CT colonography.  This approach, if adopted in the final recommendation statement, would represent a change from the 2008 USPSTF recommendations, which assigned specific grades for different tests, including an “I” rating for stool-based DNA.  The USPSTF is expected to issue final recommendations during the second half of 2016.   Inclusion within the USPSTF recommendation statement is important for a number of reasons. For example, the Affordable Care Act requires that health insurers cover preventive services graded “A” or “B” by USPSTF without imposing any patient cost-sharing. Also, quality measures, such as the Healthcare Effectiveness Data and Information Set (“HEDIS”) measures issued by the National Committee for Quality Assurance (“NCQA”) generally follow the USPSTF recommendation statement. Accordingly, physicians are incentivized, through various quality measurement programs that rely on HEDIS, to prescribe colorectal cancer screening tests that are included in the USPSTF recommendation statement.

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This activity is focused on enabling patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. During 2016 we began to test television advertising in select markets, and due to the success in the test markets, began a national television advertising campaign in April 2016.

Payors

The cornerstone of our payor-engagement strategy was securing coverage from the Centers for Medicare & Medicaid Services (“CMS”). Medicare covers 46% of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a final National Coverage Determination (“NCD”) for Cologuard following a parallel review process with FDA.  Cologuard was the first screening test approved by FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria.

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

In the 2016 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $508.87. This represented an increase from the 2015 reimbursement rate of $492.72. Cologuard has been assigned a new American Medical Association CPT code (81528), and CMS has issued a determination that, effective January 1, 2016, code 81528 is reimbursed on the same basis as the G0464 code, which it replaced. Payments from CMS are subject to sequestration. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), the basis for Cologuard’s CMS reimbursement rate is expected to change, beginning in January 2017, unless the PAMA implementation date is delayed. CMS issued proposed regulations for the implementation of PAMA on September 25, 2015, but these regulations had not been finalized as of May 3, 2016. Under PAMA and the currently proposed regulations, the CMS reimbursement rate for Cologuard is expected to be calculated based on the volume-weighted median of private payor rates.

While we consider the current level of Medicare reimbursement for Cologuard to be adequate, we believe it is necessary to secure favorable coverage and reimbursement from commercial payors in order for Cologuard to achieve its full commercial potential. Some commercial payors, including Anthem Blue Cross Blue Shield of California and Blue Cross Blue Shield of Massachusetts, have agreed to cover Cologuard as an in-network service, and we are working with many other insurers to add coverage for Cologuard. We believe that commercial payors’ reimbursement of Cologuard will depend on a number of factors, including payors’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. We are pursuing a variety of strategies to increase commercial payor coverage for Cologuard including providing cost effectiveness data to payors to make the case for Cologuard reimbursement.  We are focusing our efforts on large national and regional insurers, insurers in states that require health insurers to cover colorectal cancer screening and health plans that have affiliated health systems. In certain situations where we believe payors are already legally required to cover Cologuard, we have sued to enforce those coverage obligations. We may consider similar litigation in the future.

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

Our Clinical Lab Facility

As part of our commercialization strategy, we also established a state-of-the-art, highly automated laboratory facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 32,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year, and we have the opportunity available to us to build out additional lab space, if needed.

Product Pipeline

We also are focused on developing our pipeline for future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”) on future tests, including those for the detection of lung, pancreatic, and esophageal cancers. ACS estimates that lung cancer will be diagnosed in 224,000 Americans and cause 158,000 deaths in the United States this year. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. If detected at an early stage, lung cancer's five-year survival rate can be as high as 80%. Our current focus for lung cancer is to develop a test to detect cancer in lung nodules.

Gastrointestinal cancers account for 145,000 or 25% of all U.S. cancer deaths annually and represent a significant market opportunity for future products. In February 2015, we amended and restated our license agreement with MAYO to extend our working relationship for an additional five years and to extend our collaboration efforts to focus on gastrointestinal cancers. In January 2016, we further amended our license agreement to broaden our collaboration efforts to develop screening, surveillance and diagnostic tests and tools to cover all types of cancers, pre-cancers, diseases and conditions, not just those affecting gastrointestinal organs.

We also plan to continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of sales.

How We Recognize Revenue

A portion of our revenue is recognized upon cash receipt, as we are currently unable to estimate the amount that will ultimately be received from many payors.  For tests performed where we have an agreed-upon reimbursement rate or we can estimate the amount we will ultimately receive at the time delivery is complete, such as in the case of Medicare and certain other payors, we recognize the related revenue on an accrual basis upon delivery of a test result to an ordering physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per-payor, per-contract or per-agreement basis. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of patient co-payments, the existence of secondary payors and claim denials. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.  Finally, should we recognize revenue from payors on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

Generally, cash payments are collected within six months of the date the test is billed. Notwithstanding our efforts to obtain payment for these tests, payors may deny our claims, in whole or in part, and we may never receive revenue from previously performed but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payors and claims denials. Finally, when we increase our list price, as we did in July 2015, it will increase the cumulative amounts billed.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we recognize as a result of cash collection in respect of previously performed but unpaid tests will favorably impact our liquidity and results of operations in future periods.

Our history-to-date average reimbursement per test, as further defined below, was approximately $383 through March 31, 2016. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payors, the effects of contracts signed with payors, changes in allowed amounts by payors, our ability to successfully win appeals for payment and our ability to collect cash payments from payors and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement from all payors, whether they are on a cash or an accrual basis, for tests that are at least six months old, since it can take a significant period of time to collect from some payors. Thus the average reimbursement per test represents the total cash collected to date against tests performed during the relevant period divided by the number of tests performed during that same period.

The components of our revenue, as recognized upon accrual or cash receipt, for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue recognized on an accrual basis	$13,676	$3,945
Revenue recognized when cash is received	1,159	321
Total	$14,835	$4,266

Of the revenue recognized in the three months ended March 31, 2016, approximately $0.6 million relates to tests processed in the prior year for which our accrual revenue recognition criteria were not met and for which we waited to recognize revenue until cash was received.

2016 Priorities

Our top priorities for 2016 include (1) growing revenue for Cologuard, (2) enhancing our infrastructure to support the growth of Cologuard (and future products) and (3) improving Cologuard, including by reducing its cost.

We will also focus on developing our pipeline for future products as outlined in the Product Pipeline section above.

Results of Operations

We have generated limited operating revenues since inception and, as of March 31, 2016, we had an accumulated deficit of approximately $626.1 million. We expect to continue to incur losses for the next several years, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. The Company completed approximately 40,000 Cologuard tests and 11,000 Cologuard tests and generated total laboratory service revenue of $14.8 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period.

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

We expect that gross margin for our laboratory services will continue to fluctuate and be affected by the adoption rates of the Cologuard test, our revenue recognition policy, the levels of reimbursement, and payment patterns of payors and patients.

Cost of Sales. Cost of sales includes costs related to inventory production and usage and the cost of laboratory services to process tests and provide results to physicians. Cost of sales was $9.1 million for the three months ended March 31, 2016 compared to $4.2 million for the three months ended March 31, 2015. The increase in cost of sales is related to the increase in production and testing services of our Cologuard test. The Company completed approximately 40,000 and 11,000 Cologuard tests for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015	Change
Production costs	$5.4	$1.7	$3.7
Personnel expenses	1.7	1.5	0.2
Facility and support expenses	1.7	0.8	0.9
Stock-based compensation	0.3	0.1	0.2
Other cost of sales	—	0.1	(0.1)
Total cost of sales expenses	$9.1	$4.2	$4.9

Research and development expenses. Research and development expenses increased to $10.1 million for the three months ended March 31, 2016 compared to $6.6 million for the three months ended March 31, 2015. The increase in research and development expenses was primarily due to an increase in direct research and development expenses, personnel expenses and stock-based compensation expense due to increased headcount, and other research and development expenses. This increase was slightly offset by a decrease in legal and professional fees.

	Three Months Ended March 31,
	2016	2015	Change
Direct research and development expenses	$4.2	$1.5	$2.7
Personnel expenses	3.2	2.3	0.9
Stock-based compensation	1.2	0.8	0.4
Other research and development	0.8	0.6	0.2
Legal and professional fees	0.7	1.4	(0.7)
Total research and development expenses	$10.1	$6.6	$3.5

General and administrative expenses.  General and administrative expenses increased to $17.8 million for the three months ended March 31, 2016 compared to $13.0 million for the three months ended March 31, 2015. The increase in general and administrative expenses was primarily a result of  increased personnel costs and stock-based compensation expense due to increased headcount and additional information technology costs to support the needs of our growing infrastructure and overall growth of the Company.

	Three Months Ended March 31,
	2016	2015	Change
Personnel expenses	$7.1	$4.1	$3.0
Facility and support expenses	3.8	2.6	1.2
Stock-based compensation	3.1	1.7	1.4
Legal and professional fees	2.8	3.6	(0.8)
Other general and administrative	1.0	1.0	—
Total general and administrative expenses	$17.8	$13.0	$4.8

Sales and marketing expenses. Sales and marketing expenses increased to $25.7 million for the three months ended March 31, 2016 compared to $16.5 million for the three months ended March 31, 2015. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts related to the commercialization of our Cologuard test.

	Three Months Ended March 31,
	2016	2015	Change
Personnel expenses	$13.0	$10.6	$2.4
Direct marketing costs and professional fees	10.9	4.8	6.1
Stock-based compensation	1.5	1.0	0.5
Other sales and marketing	0.3	0.1	0.2
Total sales and marketing expenses	$25.7	$16.5	$9.2

Investment income.  Investment income increased to $466.0 thousand for the three months ended March 31, 2016 compared to $222.0 thousand for the three months ended March 31, 2015.  The increase in investment income was due to our issuance of common stock in July 2015, which resulted in an increase in the average cash and marketable securities balance for the three months ended March 31, 2016 when compared to the same period in 2015.

Interest expense. Interest expense increased to $54.0 thousand for the three months ended March 31, 2016 compared to $11.0 thousand of interest expense for the three months ended March 31, 2015. This increase was primarily related to interest expense on our building mortgage, which was entered into in June 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock. As of March 31, 2016, we had approximately $52.2 million in cash and cash equivalents and approximately $210.4 million in marketable securities.

All of our investments in marketable securities consist of fixed income investments, and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Net cash used in operating activities was $42.3 million for the three months ended March 31, 2016 as compared to $35.3 million for the three months ended March 31, 2015. The principal use of cash in operating activities for the three months ended March 31, 2016 was to fund our net loss. Our net loss increased from the three months ended March 31, 2015 primarily due to increased sales and marketing efforts and general and administrative costs to support the commercialization of Cologuard and our overall growth.

Net cash provided by investing activities was $53.2 million for the three months ended March 31, 2016 as compared to $17.6 million for the three months ended March 31, 2015.  The increase in cash provided by investing activities for the three months ended March 31, 2016 compared to the same period in 2015 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $2.4 million for the three months ended March 31, 2016 and 2015. The property and equipment purchases during the three months ended March 31, 2016 was primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and leasehold improvement purchases.

Net cash provided by financing activities was $247.0 thousand for the three months ended March 31, 2016, as compared to $295.0 thousand for the three months ended March 31, 2015. The decrease in cash provided by financing activities for the three months ended March 31, 2016 was due to lower option exercise proceeds compared to the same period in 2015.

We expect that cash and cash equivalents and marketable securities on hand at March 31, 2016 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we expect that we will need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

While our significant accounting policies are more fully described in Note 2 of our financial statements included in our 2015 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

Laboratory service revenue. Our laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. We recognize revenue in accordance with provision of the ASC 954-605, Health Care Entities – Revenue Recognition. We recognize revenue related to billings for Medicare and other payors on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payor. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

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

We use judgment in determining if we are able to make an estimate of what will ultimately be realized. We also use judgment in estimating the amounts we expect to collect by payor. Our judgments will continue to evolve in the future as we continue to gain payment experience with payors and patients.

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

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock and restricted stock units, market measure-based awards and shares purchased under an employee stock purchase plan (“ESPP”) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The following assumptions are used in determining fair value for stock options, restricted stock, market measure-based awards and ESPP shares:

•

Valuation and Recognition — The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period. The Black-Scholes and Monte Carlo pricing models utilize the following assumptions:

•

Expected Term - Expected life of an option award is the average length of time over which the Company expects employees will exercise their options, which is based on historical experience with similar grants. Expected life of a market measure-based award is based on the applicable performance period.

•	Expected Volatility - Expected volatility is based on the Company’s historical stock volatility data over the expected term of the awards.

•

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes and Monte Carlo valuation models on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the three months ended March 31, 2016 and 2015 was 3.48% and 4.99%, respectively.

The fair value of each award is estimated on the date of grant based on the assumptions noted above and as further described in Note 4 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, “Amendments to the Consolidation Analysis (Topic 810).” The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation method. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act or 1940. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We adopted this guidance during the three months ended March 31, 2016. The impact of adoption did not have a material impact on our financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance simplifies presentation of debt issuance costs but does not address presentation or subsequent measurement of debt issue costs related to line of credit arrangements. In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which indicates the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Accounting Standards Update No. 2015-03 will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. We adopted this guidance during the three months ended March 31, 2016. The impact of adoption did not have a material impact on our financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance that requires management to evaluate each cloud computing arrangement in order to determine whether it includes a software license that must be accounting for separately from hosted services. The new guidance clarifies that if a cloud computing arrangement includes a software license, we should account for the software license consistent with our accounting for other software licenses. If the arrangement does not include a software license, we should account for the arrangement as a service contract. We adopted this guidance during the three months ended March 31, 2016. The impact of adoption did not have a material impact on our financial statements.

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“Update 2015-14”) to defer for one year the effective date of the new revenue standard and allow early adoption as of the original effective date which is for annual reports beginning after December 15, 2016. We are currently evaluating the impact of Update 2015-14 on our financial position and results of operations.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, “Leases (Topic 842),” which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of this update on our financial position and results of operations.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“Update 2016-08”), which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  An entity that is a principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or service transferred. An entity that is an agent recognizes revenue in the amount of any fee of commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provide by the other party.  The effective date and transition requirements for the amendments in Update 2016-08are the same as the effective date and transition requirements of Update 2015-14. We are currently evaluating the impact of Update 2016-08on our financial position and results of operations.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” as part of its Simplification initiative.  The areas for simplification in this accounting standards update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statements of cash flows.  The amendments in this accounting standards update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are currently evaluating the impact of this accounting standards update on our financial position and results of operations.

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“Update 2016-10”), amending the new revenue recognition standard that was issued jointly with the International Accounting Standards Board in May 2014. The amendments do not change the core principles of the standard, but clarify the accounting for identifying performance obligations, as well as licensing implementation guidance. The effective date for the amendments in Update 2016-10 are the same as the effective date of Update 2015-14. We are currently evaluating the impact of Update 2016-10 on our financial position and results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of March 31, 2016 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” on the 2015 Form 10-K.  There have been no material changes to the risk factors described in the 2015 Form 10-K.

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

EXACT SCIENCES CORPORATION

Date: May 3, 2016	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2016	By:	/s/ John K. Bakewell
John K. Bakewell

Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812), filed on October 27, 2000, and incorporated herein by reference)

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix B to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders, filed on June 20, 2014, and incorporated herein by reference)

3.3

Second Amended and Restated By-Laws of the Registrant, dated October 27, 2015 (previously filed as Exhibit 3.3 to the Registrant’s Report on Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

10.1*

Employment Agreement by and between John Bakewell and the Registrant, dated January 1, 2016 (previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2015 and incorporated herein by reference)

10.2**+	First Amendment to Amended and Restated License Agreement between the Registrant and MAYO Foundation for Medical Education and Research, dated January 11, 2016

10.3*+	Exact Sciences Corporation 2016 Inducement Award Plan

31.1+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

31.2+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data Files

*Indicates a management contract or any compensatory plan, contract or arrangement.

**Confidential Treatment requested for certain portions of this Agreement.

+Filed herewith