Form 10-Q/A
period 2016-03-31
EXACT SCIENCES CORP
filed 2016-06-03
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amended Filing”) amends the Quarterly Report on Form 10-Q of Exact Sciences Corporation (the “Company”) for the period ended March 31, 2016, which was originally filed on May 3, 2016 (the “Original Filing”).  The Company is filing this Amended Filing solely for the purpose of refiling Exhibit 10.2 thereto to include Appendix A, for which the Company previously requested confidential treatment.  The Exhibit 10.2 filed with this Amended Filing supersedes the Exhibit 10.2 filed as an exhibit to the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are included herein as exhibits to this Amendment.  This Amended Filing speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

Part II - Other Information

Item 6.  Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: June 3, 2016	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: June 3, 2016	By:	/s/ John K. Bakewell
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

10.2**+	First Amendment to Amended and Restated License Agreement between the Registrant and MAYO Foundation for Medical Education and Research, dated January 11, 2016

31.1+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

31.2+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	Interactive Data Files

*          Indicates a management contract or any compensatory plan, contract or arrangement.

**       Confidential Treatment requested for certain portions of this agreement.

+         Filed herewith.

†         Previously filed.