Form 10-Q
period 2016-06-30
EXACT SCIENCES CORP
filed 2016-07-26
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 25, 2016, the registrant had 98,332,529 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$49,010	$41,135
Marketable securities	175,067	265,744
Accounts receivable, net	7,441	4,933
Inventory, net	8,404	6,677
Prepaid expenses and other current assets	7,295	7,375
Total current assets	247,217	325,864
Property and Equipment, at cost:
Computer equipment and computer software	17,514	14,025
Laboratory equipment	13,758	12,786
Leasehold improvements	10,923	7,118
Buildings	4,792	4,777
Assets under construction	6,360	8,038
Furniture and fixtures	2,037	1,265
	55,384	48,009
Less—Accumulated depreciation	(19,151)	(13,913)
Net property and equipment	36,233	34,096
Other long-term assets	5,079	4,070
Total assets	$288,529	$364,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,135	$3,308
Accrued liabilities	23,808	22,253
Debt and capital lease obligation, current portion	171	166
Other short-term liabilities	1,281	996
Total current liabilities	28,395	26,723
Long-term debt	4,711	4,789
Other long-term liabilities	5,054	4,601
Lease incentive obligation, less current portion	981	1,061
Total liabilities	39,141	37,174

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—98,269,014 and 96,674,786 shares at June 30, 2016 and December 31, 2015	983	968
Additional paid-in capital	919,270	904,931
Accumulated other comprehensive loss	(17)	(433)
Accumulated deficit	(670,848)	(578,610)
Total stockholders’ equity	249,388	326,856
Total liabilities and stockholders’ equity	$288,529	$364,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Laboratory service revenue	$21,185	$8,119	$36,020	$12,385

Cost of sales	10,097	5,094	19,156	9,306
Gross margin	11,088	3,025	16,864	3,079

Operating expenses:
Research and development	8,640	8,115	18,766	14,686
General and administrative	17,284	13,683	35,108	26,654
Sales and marketing	30,301	20,593	56,012	37,117
Total operating expenses	56,225	42,391	109,886	78,457
Loss from operations	(45,137)	(39,366)	(93,022)	(75,378)

Other income (expense)
Investment income	425	193	891	415
Interest income (expense)	(53)	107	(107)	96
Total other income	372	300	784	511

Net loss	$(44,765)	$(39,066)	$(92,238)	$(74,867)

Net loss per share—basic and diluted	$(0.46)	$(0.44)	$(0.95)	$(0.84)

Weighted average common shares outstanding—basic and diluted	97,902	88,919	97,578	88,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(44,765)	$(39,066)	$(92,238)	$(74,867)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	82	(59)	555	136
Foreign currency translation loss	(82)	(22)	(139)	(32)
Comprehensive loss	$(44,765)	$(39,147)	$(91,822)	$(74,763)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(92,238)	$(74,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	5,289	3,377
Loss on disposal of property and equipment	44	—
Stock-based compensation	10,607	8,168
Amortization of other liabilities	(445)	(241)
Amortization of deferred financing costs	26	—
Forgiveness of long-term debt	—	(1,000)
Amortization of premium on short-term investments	346	702
Amortization of intangible assets	100	—
Changes in assets and liabilities:
Accounts receivable, net	(2,508)	(775)
Inventory, net	(1,727)	(2,258)
Prepaid expenses and other current assets	80	(291)
Accounts payable	(173)	(1,302)
Accrued liabilities	2,651	2,212
Lease incentive obligation	(23)	(276)
Accrued interest	—	(106)
Net cash used in operating activities	(77,971)	(66,657)
Cash flows from investing activities:
Purchases of marketable securities	(6,118)	(19,318)
Maturities of marketable securities	97,004	66,324
Purchases of property and equipment	(6,415)	(9,773)
Net cash provided by investing activities	84,471	37,233
Cash flows from financing activities:
Proceeds from exercise of common stock options	549	859
Payments on capital lease obligations	—	(183)
Proceeds from mortgage payable	—	3,656
Payments on mortgage payable	(82)	—
Proceeds in connection with the Company's employee stock purchase plan	1,047	758
Net cash provided by financing activities	1,514	5,090

Effects of exchange rate on cash and cash equivalents	(139)	(32)

Net increase (decrease) in cash and cash equivalents	7,875	(24,366)
Cash and cash equivalents, beginning of period	41,135	58,131
Cash and cash equivalents, end of period	$49,010	$33,765
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$1,055	$969
Unrealized gain on available-for-sale investments	$555	$136
Issuance of 340,950 and 21,826 shares of common stock to fund the Company’s 401(k) matching contribution for 2015 and 2014, respectively	$2,151	$835
Interest paid	$105	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except share and per share data, unless otherwise noted or instances where expressed in millions)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (“Exact” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. The Company has developed an accurate, non-invasive, patient-friendly screening test called Cologuard for the early detection of colorectal cancer and pre-cancer, and is currently working on the development of tests for other types of cancer.

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

At June 30, 2016 and December 31, 2015, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the six months ended June 30, 2016 and 2015. Realized gains were $18 thousand and $5 thousand for the six months ended June 30, 2016 and 2015, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the six months ended June 30, 2016, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at June 30, 2016 consisted of the following:

	June 30, 2016
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$115,879	$90	$(10)	$115,959
Asset backed securities	48,394	27	(10)	48,411
U.S. government agency securities	4,558	12	—	4,570
Certificates of deposit	3,500	1	—	3,501
Commercial paper	2,625	1	—	2,626
Total available-for-sale securities	$174,956	$131	$(20)	$175,067

Available-for-sale securities at December 31, 2015 consisted of the following:

	December 31, 2015
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$179,471	$2	$(262)	$179,211
Asset backed securities	77,661	—	(166)	77,495
U.S. government agency securities	7,057	—	(18)	7,039
Certificates of deposit	1,999	—	—	1,999
Total available-for-sale securities	$266,188	$2	$(446)	$265,744

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2016 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2015	$11	$(444)	$(433)
Other comprehensive (loss) income before reclassifications	(139)	516	377
Amounts reclassified from accumulated other comprehensive loss	—	39	39
Net current period change in accumulated other comprehensive income (loss)	(139)	555	416
Balance at June 30, 2016	$(128)	$111	$(17)

The amounts recognized in AOCI for the six months ended June 30, 2015 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2014	$—	$(115)	$(115)
Other comprehensive (loss) income before reclassifications	(32)	142	110
Amounts reclassified from accumulated other comprehensive loss	—	(6)	(6)
Net current period change in accumulated other comprehensive income (loss)	(32)	136	104
Balance at June 30, 2015	$(32)	$21	$(11)

Amounts reclassified from AOCI for the six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Affected Line Item in the	Six Months Ended June 30,
Details about AOCI Components	Statement of Operations	2016	2015
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$39	$(6)
Total reclassifications		$39	$(6)

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

At June 30, 2016, the Company had $6.4 million of assets under construction which consisted of $2.7 million related to leasehold improvements, $1.5 million related to software projects and $2.2 million related to machinery and equipment. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $0.3 million to complete the leasehold improvements, $0.2 million to complete the machinery and equipment, and minimal costs to complete the software projects. These projects are expected to be completed in 2016. There were no impairment losses for the periods ended June 30, 2016 and December 31, 2015.

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

Patent Costs and Intangible Assets

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit to be derived from the transaction. The capitalized patents are amortized beginning when patents are approved over an estimated useful life. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the six months ended June 30, 2016 should be expensed and not capitalized as the future economic benefit to be derived from the transactions cannot be determined.

Under a technology license and royalty agreement entered into with MDx Health, the Company is required to pay MDx Health milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone has occurred or is considered probable, an intangible asset and corresponding liability is reported in other long-term assets and accrued expenses, respectively. The intangible asset is amortized over the estimated ten-year useful life of the licensed intellectual property, and such amortization is reported in cost of sales. The liability is relieved once the milestone has been achieved and payment has been made. As of June 30, 2016, an intangible asset of $1.7 million and a liability of $1.0 million are reported in other long-term assets and accrued expenses, respectively. As of December 31, 2015, an intangible asset of $1.8 million and a liability of $1.8 million were reported in other long-term assets and accrued expenses, respectively. Amortization expense for the six months ended June 30, 2016 was $100 thousand. There was no amortization expense recorded for the six months ended June 30, 2015.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period (amounts are in thousands):

	June 30,
	2016	2015
Shares issuable upon exercise of stock options	5,181	5,144
Shares issuable upon the release of restricted stock awards	5,977	2,277
	11,158	7,421

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

The estimates of amounts that will ultimately be realized require significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company bills the patient directly for these amounts in the form of co-payments, deductibles and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover Cologuard as ordered by the prescribing physician under their reimbursement policies. In the absence of the ability to estimate the amount that will ultimately be realized for the Company’s services, revenue is recognized upon cash receipt.

The Company uses judgment in determining if it is able to make an estimate of what will ultimately be realized. The Company also uses judgment in estimating the amounts it expects to collect by payor. The Company’s judgments will continue to evolve in the future as it continues to gain payment experience with payors and patients.

The Company recognized approximately $21.2 million and $36.0 million in laboratory service revenue for the three and six months ended June 30, 2016. The Company recognized approximately $8.1 million and $12.4 million in laboratory service revenue for the three and six months ended June 30, 2015.

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

Inventory consists of the following (amount in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$2,149	$1,772
Semi-finished and finished goods	6,255	4,905
Total inventory	$8,404	$6,677

Foreign Currency Translation

For the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates, as appropriate. Condensed consolidated statements of operations amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive income in total Exact Sciences Corporation’s stockholders’ equity. Transaction gains and losses are included in the condensed consolidated statement of operations in 2016.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.

(3) MAYO LICENSE AGREEMENT

Overview

As more fully described in the 2015 Form 10-K, in June 2009 the Company entered into a patent license agreement with MAYO Foundation for Medical Education and Research (“MAYO”). The Company’s license agreement with MAYO was amended and restated in February 2015 and further amended in January 2016. Under the license agreement, MAYO granted the Company an exclusive, worldwide license to certain MAYO patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain MAYO know-how. As expanded by the January 2016 amendment to the license agreement, the scope of the license includes any screening, surveillance or diagnostic tests or tools for use in connection with any type of cancers, pre-cancers, diseases or conditions.

Pursuant to the Company’s agreement with MAYO, the Company is required to pay MAYO a low-single-digit royalty on the Company’s net sales of products using the licensed MAYO intellectual property, with minimum annual royalty fees of $25 thousand each year through 2033, the year the last patent expires. The January 2016 amendment to the MAYO license agreement established various low-single-digit royalty rates on net sales of current and future products and clarified how net sales will be calculated.  As part of the amendment, the royalty rate on the Company’s net sales of Cologuard increased and, if in the future, improvements are made to the Cologuard product, the royalty rate may further increase, but, pursuant to the terms of the January 2016 amendment, would remain a low-single-digit percentage of net sales.

The Company is also required to issue MAYO shares of the Company’s common stock with a value of $200 thousand upon commercial launch of our second and third products that use the licensed MAYO intellectual property, as well as to pay MAYO, for each of the Company’s products that use licensed MAYO intellectual property, $200 thousand cash upon such product reaching $5.0 million in cumulative net sales, $750 thousand cash upon such product reaching $20.0 million in cumulative net sales, and $2.0 million cash upon such product reaching $50.0 million in cumulative net sales.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015 and 2016.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company incurred charges of $0.8 million and $1.8 million for the three and six months ended June 30, 2016, respectively. The Company made payments of $1.3 million and $2.4 million for the three and six months ended June 30, 2016, respectively. The Company has recorded an estimated liability of $0.7 million for research and development efforts as of June 30, 2016. During the three and six months ended June 30, 2015, the Company incurred charges of $0.5 million and $1.1 million, respectively, and made payments of $0.4 and $1.6 million, respectively. The Company recorded an estimated liability of $0.7 million for research and development efforts as of June 30, 2015.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective April 28, 2015), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded stock-based compensation expense of $4.5 million and $10.6 million, respectively, during the three and six months ended June 30, 2016. The Company recorded stock-based compensation expense of $4.6 million and $8.2 million, respectively, during the three and six months ended June 30, 2015.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the six months ended June 30, 2016 and 2015 was 3.48% and 4.99%, respectively.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Six Months Ended
	June 30,
	2016	2015
Option Plan Shares
Risk-free interest rates	1.48% - 1.69%	1.5% - 1.92%
Expected term (in years)	6.25 - 6.74	6.25
Expected volatility	58.9% - 59.4%	67.1% - 73.2%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$3.17	$ 15.81
Market Measure-Based Shares
Risk-free interest rates	0.91%	(1)
Expected term (in years)	2.84	(1)
Expected volatility	68.3%	(1)
Dividend yield	0%	(1)
Weighted average fair value per share of stock purchase rights granted during the period	$2.32	(1)
ESPP Shares
Risk-free interest rates	0.41% - 0.8%	0.25% - 0.6%
Expected term (in years)	0.5 - 2	0.5 - 2
Expected volatility	70.1% - 92.7%	51.2% - 57.4%
Dividend yield	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$ 3.08	$ 7.48

(1)	The Company did not issue market measure-based shares during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, December 31, 2015	4,936,594	$4.80	4.5
Granted	883,889	5.48
Exercised	(601,902)	0.92
Forfeited	(37,142)	11.85
Outstanding, June 30, 2016	5,181,439	$5.32	5.1	$39,971
Exercisable, June 30, 2016	3,911,528	$3.85	3.7	$34,049
Vested and expected to vest, June 30, 2016	5,105,018	$5.26	5.0	$39,580

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $12.25 market price of the Company’s common stock at June 30, 2016.  The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $4.6 million and $1.8 million, respectively.

As of June 30, 2016, there was $48.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.8 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the six months ended June 30, 2016 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2016	3,444,694	$14.19
Granted	3,352,402	4.47
Released	(483,012)	16.06
Forfeited	(336,868)	11.59
Outstanding, June 30, 2016	5,977,216	$8.49

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $4.7 million and $4.8 million as of June 30, 2016 and December 31, 2015, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of June 30, 2016 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at June 30, 2016 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$49,010	$49,010	$—	$—
Available-for-sale
Marketable securities
Corporate bonds	115,959	—	115,959	—
Asset backed securities	48,411	—	48,411	—
U.S. government agency securities	4,570	—	4,570	—
Certificates of deposit	3,501	—	3,501	—
Commercial paper	2,626	—	2,626	—
Total	$224,077	$49,010	$175,067	$—

The following table presents the Company’s fair value measurements as of December 31, 2015 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at December 31, 2015 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$37,435	$37,435	$—	$—
Commercial paper	3,700	—	3,700	—
Available-for-sale
Marketable securities
Corporate bonds	179,211	—	179,211	—
Asset backed securities	77,495	—	77,495	—
U.S. government agency securities	7,039	—	7,039	—
Certificates of deposit	1,999	—	1,999	—
Total	$306,879	$37,435	$269,444	$—

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2016
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$31,483	$(10)	$—	$—	$31,483	$(10)
Asset backed securities	19,463	(9)	421	(1)	19,884	(10)
Total	$50,946	$(19)	$421	$(1)	$51,367	$(20)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at June 30, 2016:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$105,164	$105,224	$10,715	$10,735
Certificates of deposit	3,500	3,501	—	—
Commercial paper	2,625	2,626	—	—
U.S. government agency securities	1,562	1,568	2,996	3,002
Asset backed securities	—	—	48,394	48,411
Total	$112,851	$112,919	$62,105	$62,148

(6) NEW MARKET TAX CREDIT

As more fully described in the 2015 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2016. At June 30, 2016, the remaining balance of $1.9 million is included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

(7) LONG-TERM DEBT

Building Purchase Mortgage

During June 2015, the Company entered into a $5.1 million credit agreement with an unrelated third-party financial institution to finance the purchase of a facility located in Madison, Wisconsin. The credit agreement is collateralized by the acquired building.

Borrowings under the credit agreement bear interest at 4.15%. The Company made interest-only payments on the outstanding principal balance for the period between July 12, 2015 and September 12, 2015. Beginning on October 12, 2015 and continuing through May 12, 2019, the Company is required to make monthly principal and interest payments of $31 thousand. The final principal and interest payment due on the maturity date of June 12, 2019 is $4.4 million.

Additionally, the Company has recorded $73 thousand in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. For the three and six months ended June 30, 2016, the Company has recorded $5 thousand and $9 thousand in amortization of mortgage issuance costs.

(8) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS

During the first quarter of 2015, the Company entered into an agreement with the Wisconsin Economic Development Corporation (“WEDC”) to earn $9.0 million in refundable tax credits if the Company expends $26.3 million in capital investments and establishes and maintains 758 full-time positions in the state of Wisconsin over a seven-year period.  The tax credits earned should first be applied against the tax liability otherwise due, and if there is no such liability present, the claim for tax credits will be reimbursed in cash to the Company.  The maximum amount of the refundable tax credit to be earned for each year is fixed, and the Company earns the credits by meeting certain capital investment and job creation thresholds over the seven-year period. Should the Company earn and receive the job creation tax credits but not maintain those full-time positions through the end of the agreement, the Company may be required to pay those credits back to the WEDC.

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

As of June 30, 2016 the Company has earned $3.3 million of tax credits and has received payment of $0.2 million from the WEDC. The unpaid portion is $3.1 million, of which $0.9 million is reported in prepaid expenses and other current assets and $2.2 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of June 30, 2016, the Company also has recorded a $0.7 million liability in other short-term liabilities and a $2.2 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three and six months ended June 30, 2016, the Company amortized $152 thousand and $274 thousand, respectively, of the tax credits earned as a reduction of operating expenses.

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“Update 2015-14”) to defer for one year the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“Update 2014-09”) to annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date, which is for annual reports beginning after December 15, 2016. The Company is currently evaluating the impact of this amendment on the Company’s financial position and results of operations.

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

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“Update 2016-10”), amending Update 2014-09 that was issued jointly with the International Accounting Standards Board in May 2014. The amendments do not change the core principles of the standard, but clarify the accounting for identifying performance obligations, as well as licensing implementation guidance. The effective date for the amendments in Update 2016-10 are the same as the effective date of Update 2015-14. The Company is currently evaluating the impact of Update 2016-10 on its financial position and results of operations.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“Update 2016-12”), amending Update 2014-09. The amendments do not change the core principles of Update 2014-09, but clarify matters related to assessment of a collectability criterion, presentation of sales and other taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. The effective date for the amendments in Update 2016-12 are the same as the effective date of Update 2015-14. The Company is currently evaluating the impact of Update 2016-12 on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”)  should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, which has been filed with the SEC (the “2015 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payor reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; the willingness of health insurance companies and other payors to cover Cologuard and reimburse us for our performance of the Cologuard test;  the amount and nature of competition from other cancer screening products and services; the effects of any healthcare reforms, including the Affordable Care Act, or changes in healthcare pricing, coverage and reimbursement; recommendations, guidelines and/or quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society, and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; the impact of our sales and marketing efforts, including our nationwide television advertising campaign; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections on the 2015 Form 10‑K and our subsequently filed Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient-friendly screening test called Cologuard®, for the early detection of colorectal cancer and pre-cancer, and are currently working on the development of tests for other types of cancer.

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

Physicians and Patients

Our sales team actively engages with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We are focused on specific physicians based on Cologuard order history. We are also focused on physician groups and larger regional and national health systems. We are engaged in a co-promotion agreement with Ironwood Pharmaceuticals under which its clinical sales specialists promote Cologuard across the United States. Further, to build awareness, we have launched a medical education program that includes on-line training and peer-to-peer presentations.

Securing inclusion in guidelines is a key part of our physician engagement strategy since many physicians rely on such guidelines when making screening recommendations. Professional colorectal cancer screening guidelines in the U.S., including those of the ACS, the American College of Gastroenterology (“ACG”), the American Gastroenterological Association (“AGA”) and the National Comprehensive Cancer Center Network (“NCCN”), recommend regular screening by a variety of methods. Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS and the U.S. Multi-Society Task Force on Colorectal Cancer (“CRC Task Force”) have included sDNA screening technology in national colorectal cancer screening guidelines as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older. The CRC Task Force is a consortium of several organizations that includes representatives of the ACG, AGA, American Society for Gastrointestinal Endoscopy and the American College of Physicians/Society of Internal Medicine. In October 2014 the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended sDNA screening test. In June 2016, the NCCN updated its Colorectal Cancer Screening Guidelines to add sDNA screening, at a once-every-three-years interval, to its list of recommended screening tests.

In June 2016, the US Preventive Services Task Force (“USPSTF”) issued an updated recommendation statement for colorectal cancer screening, and gave an “A” grade to colorectal cancer screening starting at age 50 and continuing until age 75. The statement specifies seven screening methods, including FIT-DNA (which is the method utilized by Cologuard). The updated USPSTF recommendation statement may have certain potentially significant implications. For example, the Affordable Care Act (“ACA”) mandates that health insurers cover preventive services graded “A” or “B” by USPSTF without imposing any patient cost-sharing. Medicare Advantage plans are also required to cover preventive services graded “A” or “B” by USPSTF without patient cost-sharing. In July 2016, the National Committee for Quality Assurance (“NCQA”) proposed to include Cologuard in the 2017 Healthcare Effectiveness Data and Information Set (“HEDIS”) measures. As of the filing of this report, however, the 2017 HEDIS measures have not yet been finalized. There can be no assurance the final 2017 HEDIS measures will include Cologuard. While we believe the ACA mandate applies to Cologuard, it is possible that health insurers will disagree, in which case courts and/or government agencies may need to resolve this matter. Similarly, Medicare Advantage plans may take the position that they are not required to cover Cologuard without patient cost-sharing, in which case Centers for Medicare & Medicaid Services (“CMS”) and/or courts may be required to intervene and make a determination.

Quality measures, such as the HEDIS measures issued by NCQA, generally follow the USPSTF recommendation statement. Accordingly, physicians may be incentivized, through various quality measurement programs that rely on HEDIS, to prescribe colorectal cancer screening tests that are included in the USPSTF recommendation statement.

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This activity is focused on enabling patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. In early 2016 we began to test television advertising in select markets, and due to the success in the test markets, began a national television advertising campaign in April 2016.

Payors

The cornerstone of our payor-engagement strategy was securing coverage from CMS. Medicare covers 46% of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a final National Coverage Determination (“NCD”) for Cologuard following a parallel review process with FDA.  Cologuard was the first screening test approved by FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria.

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

In the 2016 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $508.87. Payments from CMS are subject to sequestration. Under the Protecting Access to Medicare Act of 2014, effective January 1, 2018, the CMS reimbursement rate for Cologuard will be calculated based on the volume-weighted median of private payor rates for Cologuard. The initial data collection period for that purpose will be the period between January 1, 2016 and June 30, 2016. The CMS reimbursement rate will subsequently be reset every three years, or every year if the Company applies for, and is granted, Advanced Diagnostic Laboratory Test status for Cologuard based on the volume-weighted median of private payor rates experienced in the applicable six-month data collection periods.

In addition to Medicare reimbursement we believe it is necessary to secure favorable coverage and reimbursement from commercial payors in order for Cologuard to achieve its full commercial potential. Some commercial payors have agreed to cover Cologuard as an in-network service, and we are seeking similar coverage from other insurers. We believe that commercial payors’ reimbursement of Cologuard will depend on a number of factors, including payors’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Coverage may also depend, in whole or in part, on whether payors determine, or courts and/or governmental agencies determine, coverage is required under the ACA mandate or coverage mandates under the laws of several states.  We are pursuing a variety of strategies to increase commercial payor coverage for Cologuard including providing cost effectiveness data to payors to make the case for Cologuard reimbursement.  We are focusing our efforts on large national and regional insurers, insurers in states with coverage mandates for colorectal cancer screening and health plans that have affiliated health systems. In certain situations where we believe payors are legally required to cover Cologuard, we have sued to enforce those coverage obligations. We may consider similar litigation in the future.

We believe quality metrics will shape payors’ coverage decisions, as well as physicians’ cancer screening procedures.   Some government and private payors are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payors may look to quality measures such as the NCQA, HEDIS and CMS Star Ratings measures to assess quality of care.   We believe inclusion of Cologuard in the HEDIS and Star Ratings measures will influence payors’ willingness to reimburse our Cologuard test and physicians’ willingness to prescribe Cologuard.  Recommendations issued by the USPSTF, as well as other healthcare guidelines, may affect how quality programs rate various preventative services.

Our Clinical Lab Facility

As part of our commercialization strategy, we also established a state-of-the-art, highly automated laboratory facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 32,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year, and we have the opportunity available to us to build out additional lab space, if needed.

Product Pipeline

We also are focused on developing our pipeline for future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”) on future tests, including those for the detection of lung, pancreatic, and esophageal cancers. ACS estimates that lung cancer will be diagnosed in 224,000 Americans and cause 158,000 deaths in the United States this year. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. If detected at an early stage, lung cancer's five-year survival rate can be as high as 80%. Our current focus for lung cancer is to develop a blood test to aid in the detection of cancer in individuals with lung nodules.

Gastrointestinal cancers account for 145,000 or 25% of all U.S. cancer deaths annually and represent a significant market opportunity for future products.

We also plan to continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of sales.

How We Recognize Revenue

A portion of our revenue is recognized upon cash receipt, as we are currently unable to estimate the amount that will ultimately be received from many payors.  For tests performed where we have an agreed-upon reimbursement rate or we can estimate the amount we will ultimately receive at the time delivery is complete, such as in the case of Medicare and certain other payors, we recognize the related revenue on an accrual basis upon delivery of a test result to an ordering physician based on the established billing rate less contractual and other adjustments to arrive at the amount that we expect to ultimately receive. We determine the amount we expect to ultimately receive based on a per-payor, per-contract or per-agreement basis. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, the existence of secondary payors and claim denials. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.  Finally, should we recognize revenue from payors on an accrual basis and later determine the judgments underlying estimated reimbursement change, our financial results could be negatively impacted in future quarters.

Generally, cash payments are collected within six months of the date the test is billed. Notwithstanding our efforts to obtain payment for these tests, payors may deny our claims, in whole or in part, and if patients fail to pay the balance, we may never receive revenue from previously performed but unpaid tests. Revenue from these tests, if any, may not be equal to the billed amount due to a number of factors, including differences in reimbursement rates, the amounts of patient co-payments and co-insurance, the existence of secondary payors, claims denials and our ability to bill unpaid payor balances to, and collect them from, patients. Finally, when we increase our list price, as we did in July 2015, it will increase the cumulative amounts billed.

We incur expense for tests in the period in which the test is conducted and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we recognize as a result of cash collection in respect of previously performed but unpaid tests will favorably impact our liquidity and results of operations in future periods.

Our average reimbursement per test, as further defined below, was approximately $386 through June 30, 2016. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payors, the effects of contracts signed with payors, changes in allowed amounts by payors, our ability to successfully win appeals for payment and our ability to collect cash payments from payors and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement from all payors on a trailing twelve-month basis, whether they are on a cash or an accrual basis, for tests that are at least six months old, since it can take a significant period of time to collect from some payors. Thus, the average reimbursement per test represents the total cash collected to date against tests performed during the relevant period divided by the number of tests performed during that same period.

The components of our revenue, as recognized upon accrual or cash receipt, for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue recognized on an accrual basis	$19,579	$7,572	$33,255	$11,517
Revenue recognized when cash is received	1,606	547	2,765	868
Total	$21,185	$8,119	$36,020	$12,385

Of the revenue recognized in the three and six months ended June 30, 2016, approximately $0.5 million and $1.1 million, respectively, relates to tests processed in the prior year for which our accrual revenue recognition criteria were not met and for which we waited to recognize revenue until cash was received.

2016 Priorities

Our top priorities for 2016 include (1) growing revenue for Cologuard, (2) enhancing our infrastructure to support the growth of Cologuard and future products and (3) improving Cologuard, including reducing its cost.

We will also focus on developing our pipeline for future products as outlined in the Product Pipeline section above.

Results of Operations

We have generated limited operating revenues since inception and, as of June 30, 2016, we had an accumulated deficit of approximately $670.8 million. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. For the three months ended June 30, 2016 and 2015, the Company completed approximately 54,000 and 21,000 Cologuard tests, respectively, and generated laboratory service revenue of $21.2 million and $8.1 million, respectively. For the six months ended June 30, 2016 and 2015, the Company completed approximately 94,000 and 32,000 Cologuard tests, respectively, and generated total laboratory service revenue of $36.0 million and $12.4 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period.

Our Cost Structure.  Our selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.

Cost of sales includes costs related to inventory production and usage, shipment of test collection kits, royalties and the cost of laboratory services to process tests and provide results to physicians. Gross margin as a percentage of laboratory service revenue is also affected by our current revenue recognition policy, which may result in costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our laboratory services will continue to fluctuate and be affected by the adoption rates of the Cologuard test, our revenue recognition policy, the levels of reimbursement, and payment patterns of payors and patients.

Cost of Sales. Cost of sales includes costs related to inventory production and usage, shipment of test collection kits, royalties and the cost of laboratory services to process tests and provide results to physicians. Cost of sales increased to $10.1 million for the three months ended June 30, 2016 compared to $5.1 million for the three months ended June 30, 2015. Cost of sales increased to $19.2 million for the six months ended June 30, 2016 compared to $9.3 million for the six months ended June 30, 2015. The increase in cost of sales is related to the increase in production and testing services of our Cologuard test. The Company completed approximately 54,000 and 21,000 Cologuard tests for the three months ended June 30, 2016 and 2015, respectively. The Company completed approximately 94,000 and 32,000 Cologuard tests for the six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,
	2016	2015	Change
Production costs	$6.4	$2.6	$3.8
Facility and support expenses	1.8	0.9	0.9
Personnel expenses	1.7	1.3	0.4
Stock-based compensation	0.2	0.2	—
Other cost of sales	—	0.1	(0.1)
Total cost of sales expenses	$10.1	$5.1	$5.0

	Six Months Ended June 30,
	2016	2015	Change
Production costs	$11.8	$4.3	$7.5
Personnel expenses	3.4	2.8	0.6
Facility and support expenses	3.4	1.7	1.7
Stock-based compensation	0.5	0.4	0.1
Other cost of sales	0.1	0.1	—
Total cost of sales expenses	$19.2	$9.3	$9.9

Research and development expenses. Research and development expenses increased to $8.6 million for the three months ended June 30, 2016 compared to $8.1 million for the three months ended June 30, 2015. Research and development expenses increased to $18.8 million for the six months ended June 30, 2016 compared to $14.7 million for the six months ended June 30, 2015. The increase in research and development expenses was primarily due to an increased investment in Cologuard improvements and the development of pipeline products.

	Three Months Ended June 30,
	2016	2015	Change
Direct research and development expenses	$3.6	$2.6	$1.0
Personnel expenses	3.0	2.2	0.8
Stock-based compensation	0.9	1.0	(0.1)
Other research and development	0.7	0.6	0.1
Legal and professional fees	0.4	1.7	(1.3)
Total research and development expenses	$8.6	$8.1	$0.5

	Six Months Ended June 30,
	2016	2015	Change
Direct research and development expenses	$7.9	$4.1	$3.8
Personnel expenses	6.2	4.5	1.7
Stock-based compensation	2.0	1.8	0.2
Other research and development	1.6	1.4	0.2
Legal and professional fees	1.1	2.9	(1.8)
Total research and development expenses	$18.8	$14.7	$4.1

General and administrative expenses.  General and administrative expenses increased to $17.3 million for the three months ended June 30, 2016 compared to $13.7 million for the three months ended June 30, 2015. General and administrative expenses increased to $35.1 million for the six months ended June 30, 2016 compared to $26.7 million for the six months ended June 30, 2015. The increase in general and administrative expenses was primarily a result of increased personnel costs and stock-based compensation expense due to increased headcount and additional facility and information technology costs to support the needs of our growing infrastructure and overall growth of the Company.

	Three Months Ended June 30,
	2016	2015	Change
Personnel expenses	$6.9	$4.2	$2.7
Facility and support expenses	3.8	3.0	0.8
Stock-based compensation	3.0	2.4	0.6
Legal and professional fees	2.6	3.2	(0.6)
Other general and administrative	1.0	0.9	0.1
Total general and administrative expenses	$17.3	$13.7	$3.6

	Six Months Ended June 30,
	2016	2015	Change
Personnel expenses	$14.0	$8.3	$5.7
Facility and support expenses	7.6	5.3	2.3
Stock-based compensation	6.0	4.1	1.9
Legal and professional fees	5.5	7.0	(1.5)
Other general and administrative	2.0	2.0	—
Total general and administrative expenses	$35.1	$26.7	$8.4

Sales and marketing expenses. Sales and marketing expenses increased to $30.3 million for the three months ended June 30, 2016 compared to $20.6 million for the three months ended June 30, 2015. Sales and marketing expenses increased to $56.0 million for the six months ended June 30, 2016 compared to $37.1 million for the six months ended June 30, 2015. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts related to the commercialization of our Cologuard test.

	Three Months Ended June 30,
	2016	2015	Change
Personnel expenses	$15.0	$11.7	$3.3
Direct marketing costs and professional fees	14.5	7.7	6.8
Stock-based compensation	0.5	0.9	(0.4)
Other sales and marketing	0.3	0.3	—
Total sales and marketing expenses	$30.3	$20.6	$9.7

	Six Months Ended June 30,
	2016	2015	Change
Personnel expenses	$27.9	$22.3	$5.6
Direct marketing costs and professional fees	25.5	12.4	13.1
Stock-based compensation	2.0	1.9	0.1
Other sales and marketing	0.6	0.5	0.1
Total sales and marketing expenses	$56.0	$37.1	$18.9

Investment income.  Investment income increased to $425 thousand for the three months ended June 30, 2016 compared to $193 thousand for the three months ended June 30, 2015.  Investment income increased to $891 thousand for the six months ended June 30, 2016 compared to $415 thousand for the six months ended June 30, 2015. The increase in investment income was due to our issuance of common stock in July 2015, which resulted in an increase in the average cash and marketable securities balance for the three and six months ended June 30, 2016 when compared to the same period in 2015.

Interest income and expense. Net interest expense of $53 thousand was realized for the three months ended June 30, 2016 compared to net interest income of $107 thousand for the three months ended June 30, 2015. Net interest expense of $107 thousand was realized for the six months ended June 30, 2016 compared to net interest income of $96 thousand for the six months ended June 30, 2015. This increase in net interest expense was primarily related to interest expense on our building mortgage, which was entered into in June 2015. Additionally, during the six months ended June 30, 2015 the Company recognized interest income of $112 thousand due to the forgiveness of accrued interest expense previously recorded. This was triggered by the forgiveness of a $1.0 million loan with the Wisconsin Department of Commerce based on the terms of the original debt agreement which is more fully described in the 2015 Form 10-K.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock and through revenue generated by the sale of Cologuard. As of June 30, 2016, we had approximately $49.0 million in cash and cash equivalents and approximately $175.1 million in marketable securities.

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

Net cash used in operating activities was $78.0 million for the six months ended June 30, 2016 as compared to $66.7 million for the six months ended June 30, 2015. The principal use of cash in operating activities for the six months ended June 30, 2016 was to fund our net loss. Our net loss increased from the six months ended June 30, 2015 primarily due to increased sales and marketing efforts and general and administrative costs to support the commercialization of Cologuard and our overall growth.

Net cash provided by investing activities was $84.5 million for the six months ended June 30, 2016 as compared to $37.2 million for the six months ended June 30, 2015.  The increase in cash provided by investing activities for the six months ended June 30, 2016 compared to the same period in 2015 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $6.4 million and $9.8 million for the six months ended June 30, 2016 and 2015, respectively. The property and equipment purchases during the six months ended June 30, 2016 was primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and leasehold improvement purchases.

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2016, as compared to $5.1 million for the six months ended June 30, 2015. The decrease in cash provided by financing activities for the six months ended June 30, 2016 occurred because there were no new mortgage proceeds, as were received in June 2015 when we financed our purchase of a facility located in Madison, Wisconsin.

We expect that cash and cash equivalents and marketable securities on hand at June 30, 2016 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we expect that we will need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

The estimates of amounts that will ultimately be realized requires significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and we bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover Cologuard as ordered by the prescribing physician under their reimbursement policies. In the absence of the ability to estimate the amount that will ultimately be realized for our services, revenue is recognized upon cash receipt.

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

•

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the six months ended June 30, 2016 and 2015 was 3.48% and 4.99%, respectively.

The fair value of each award is estimated on the date of grant based on the assumptions noted above and as further described in Note 4 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” (“Update 2015-14”) to defer for one year the effective date of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (Update 2014-09”) to annual reporting periods beginning after December 15, 2017 and allow early adoption as of the original effective date, which is for annual reports beginning after December 15, 2016. We are currently evaluating the impact of Update 2015-14 on our financial position and results of operations.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“Update 2016-08”), which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  An entity that is a principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or service transferred. An entity that is an agent recognizes revenue in the amount of any fee of commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provide by the other party.  The effective date and transition requirements for the amendments in Update 2016-08 are the same as the effective date and transition requirements of Update 2015-14. We are currently evaluating the impact of Update 2016-08 on our financial position and results of operations.

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

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“Update 2016-10”), amending Update 2014-09 that was issued jointly with the International Accounting Standards Board in May 2014. The amendments do not change the core principles of the standard, but clarify the accounting for identifying performance obligations, as well as licensing implementation guidance. The effective date for the amendments in Update 2016-10 are the same as the effective date of Update 2015-14. We are currently evaluating the impact of Update 2016-10 on our financial position and results of operations.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“Update 2016-12”), amending Update 2014-09. The amendments do not change the core principles of Update 2014-09, but clarify matters related to assessment of a collectability criterion, presentation of sales and other taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. The effective date for the amendments in Update 2016-12 are the same as the effective date of Update 2015-14. The Company is currently evaluating the impact of Update 2016-12 on its financial position and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of June 30, 2016 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: July 26, 2016	By:	/s/ Kevin T. Conroy
Kevin T. Conroy

President and Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2016	By:	/s/ John K. Bakewell
John K. Bakewell

Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812), filed on October 27, 2000, and incorporated herein by reference)

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix B to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders, filed on June 20, 2014, and incorporated herein by reference)

3.3

Second Amended and Restated By-Laws of the Registrant, dated October 27, 2015 (previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

10.1*

Amendment No. 2 to the 2010 Employee Stock Purchase Plan of the Registrant, dated April 21, 2016 (previously filed as Appendix A to the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of the Stockholders, filed on April 29, 2016 and incorporated herein by reference)

10.2*

2016 Inducement Award Plan Form Restricted Stock Unit Award Agreement (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-211099), filed on May 3, 2016 and incorporated herein by reference)

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

+Filed herewith