Form 10-Q
period 2016-09-30
EXACT SCIENCES CORP
filed 2016-10-26
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 25, 2016, the registrant had 108,410,279 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$63,445	$41,135
Marketable securities	274,385	265,744
Accounts receivable, net	7,863	4,933
Inventory, net	7,666	6,677
Prepaid expenses and other current assets	5,673	7,375
Total current assets	359,032	325,864
Property and Equipment, at cost:
Computer equipment and computer software	19,053	14,025
Laboratory equipment	14,249	12,786
Leasehold improvements	13,308	7,118
Assets under construction	6,536	8,038
Buildings	4,792	4,777
Furniture and fixtures	2,515	1,265
	60,453	48,009
Less—Accumulated depreciation	(21,980)	(13,913)
Net property and equipment	38,473	34,096
Other long-term assets	5,706	4,070
Total assets	$403,211	$364,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,335	$3,308
Accrued liabilities	26,104	22,253
Debt and capital lease obligation, current portion	172	166
Other short-term liabilities	1,450	996
Total current liabilities	30,061	26,723
Long-term debt	4,673	4,789
Other long-term liabilities	5,308	4,601
Lease incentive obligation, less current portion	840	1,061
Total liabilities	40,882	37,174

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—108,410,279 and 96,674,786 shares at September 30, 2016 and December 31, 2015	1,084	967
Additional paid-in capital	1,070,083	904,932
Accumulated other comprehensive loss	(187)	(433)
Accumulated deficit	(708,651)	(578,610)
Total stockholders’ equity	362,329	326,856
Total liabilities and stockholders’ equity	$403,211	$364,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Laboratory service revenue	$28,115	$12,632	$64,135	$25,017

Cost of sales	12,174	7,528	31,330	16,834
Gross margin	15,941	5,104	32,805	8,183

Operating expenses:
Research and development	7,625	9,863	26,391	24,549
General and administrative	20,292	15,432	55,400	42,086
Sales and marketing	26,308	23,079	82,320	60,196
Total operating expenses	54,225	48,374	164,111	126,831
Loss from operations	(38,284)	(43,270)	(131,306)	(118,648)

Other income (expense)
Investment income	535	365	1,426	780
Interest income (expense)	(54)	(40)	(161)	56
Total other income	481	325	1,265	836

Net loss	$(37,803)	$(42,945)	$(130,041)	$(117,812)

Net loss per share—basic and diluted	$(0.36)	$(0.45)	$(1.30)	$(1.30)

Weighted average common shares outstanding—basic and diluted	104,807	94,444	100,006	90,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(37,803)	$(42,945)	$(130,041)	$(117,812)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(145)	75	410	211
Foreign currency translation gain (loss)	(25)	91	(164)	59
Comprehensive loss	$(37,973)	$(42,779)	$(129,795)	$(117,542)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(130,041)	$(117,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	8,237	5,412
Loss on disposal of property and equipment	101	—
Stock-based compensation	16,773	13,148
Amortization of other liabilities	(713)	(399)
Amortization of deferred financing costs	40	33
Forgiveness of long-term debt	—	(1,000)
Amortization of premium on short-term investments	412	1,020
Amortization of intangible assets	150	—
Changes in assets and liabilities:
Accounts receivable, net	(2,930)	(2,833)
Inventory, net	(989)	(2,015)
Prepaid expenses and other current assets	1,702	(1,907)
Accounts payable	(973)	(1,144)
Accrued liabilities	5,453	4,284
Lease incentive obligation	(159)	(415)
Accrued interest	—	(106)
Net cash used in operating activities	(102,937)	(103,734)
Cash flows from investing activities:
Purchases of marketable securities	(151,456)	(197,997)
Maturities of marketable securities	142,813	109,826
Purchases of property and equipment	(12,166)	(14,019)
Net cash used in investing activities	(20,809)	(102,190)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,049	961
Proceeds from sale of common stock, net of issuance costs	144,247	174,140
Payments on capital lease obligations	—	(360)
Proceeds from mortgage payable	—	3,756
Payments on mortgage payable	(124)	—
Proceeds in connection with the Company's employee stock purchase plan	1,048	759
Net cash provided by financing activities	146,220	179,256

Effects of exchange rate changes on cash and cash equivalents	(164)	59

Net increase (decrease) in cash and cash equivalents	22,310	(26,609)
Cash and cash equivalents, beginning of period	41,135	58,131
Cash and cash equivalents, end of period	$63,445	$31,522
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$549	$3,521
Unrealized gain on available-for-sale investments	$410	$211
Issuance of 341,507 and 21,826 shares of common stock to fund the Company’s 401(k) matching contribution for 2015 and 2014, respectively	$2,151	$835
Interest paid	$157	$9

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

At September 30, 2016 and December 31, 2015, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. There were no realized losses for the nine months ended September 30, 2016 and 2015. Realized gains were $21,000 and $8,000 for the nine months ended September 30, 2016 and 2015, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the nine months ended September 30, 2016, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at September 30, 2016 consisted of the following:

	September 30, 2016
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$143,221	$27	$(88)	$143,160
Asset backed securities	56,542	18	(10)	56,550
U.S. government agency securities	49,596	18	(4)	49,610
Commercial paper	24,007	7	(1)	24,013
Certificates of deposit	1,053	—	(1)	1,052
Total available-for-sale securities	$274,419	$70	$(104)	$274,385

Available-for-sale securities at December 31, 2015 consisted of the following:

	December 31, 2015
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$179,471	$2	$(262)	$179,211
Asset backed securities	77,661	—	(166)	77,495
U.S. government agency securities	7,057	—	(18)	7,039
Certificates of deposit	1,999	—	—	1,999
Total available-for-sale securities	$266,188	$2	$(446)	$265,744

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2016 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2015	$11	$(444)	$(433)
Other comprehensive (loss) income before reclassifications	(164)	346	182
Amounts reclassified from accumulated other comprehensive loss	—	64	64
Net current period change in accumulated other comprehensive (loss) income	(164)	410	246
Balance at September 30, 2016	$(153)	$(34)	$(187)

The amounts recognized in AOCI for the nine months ended September 30, 2015 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2014	$—	$(115)	$(115)
Other comprehensive (loss) income before reclassifications	59	224	283
Amounts reclassified from accumulated other comprehensive loss	—	(13)	(13)
Net current period change in accumulated other comprehensive (loss) income	59	211	270
Balance at September 30, 2015	$59	$96	$155

Amounts reclassified from AOCI for the nine months ended September 30, 2016 and 2015 were as follows:

	Affected Line Item in the	Nine Months Ended September 30,
Details about AOCI Components (In thousands)	Statement of Operations	2016	2015
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$64	$(13)
Total reclassifications		$64	$(13)

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

At September 30, 2016, the Company had $6.5 million of assets under construction which consisted of $0.1 million related to leasehold improvements, $1.6 million related to computer equipment and computer software projects and $4.8 million related to machinery and equipment. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $0.2 million to complete the leasehold improvements, and minimal costs to complete the computer equipment and computer software projects and the machinery and equipment. These projects are expected to be completed in 2016. There were no impairment losses for the periods ended September 30, 2016 and December 31, 2015.

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

Patent Costs and Intangible Assets

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit to be derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the nine months ended September 30, 2016 should be expensed and not capitalized as the future economic benefit to be derived from the transactions cannot be determined.

Under a technology license and royalty agreement entered into with MDx Health, the Company is required to pay MDx Health milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone has occurred or is considered probable, an intangible asset and corresponding liability is reported in other long-term assets and accrued expenses, respectively. The intangible asset is amortized over the estimated ten-year useful life of the licensed intellectual property, and such amortization is reported in cost of sales. The liability is relieved once the milestone has been achieved and payment has been made. As of September 30, 2016, an intangible asset of $1.6 million and a liability of $1.0 million were reported in other long-term assets and accrued expenses, respectively. As of December 31, 2015, an intangible asset of $1.8 million and a liability of $1.8 million were reported in other long-term assets and accrued expenses, respectively. Amortization expense for the nine months ended September 30, 2016 was $0.2 million. There was no amortization expense recorded for the nine months ended September 30, 2015.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2016	2015
Shares issuable upon exercise of stock options	5,080	5,091
Shares issuable upon the release of restricted stock awards	5,989	2,383
	11,069	7,474

Revenue Recognition

Laboratory Service Revenue. The Company’s revenues are generated by performing diagnostic services using its Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. The Company recognizes revenue in accordance with the provisions of ASC 954-605, Health Care Entities – Revenue Recognition. The Company recognizes revenue related to billings for Medicare and other payors on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payor. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected require significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company bills the patient directly for these amounts in the form of co-payments, deductibles and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover Cologuard as ordered by the prescribing physician under their reimbursement policies. In the absence of the ability to estimate the amount that will ultimately be collected for the Company’s services, revenue is recognized upon cash receipt.

The Company uses judgment in determining if it is able to make an estimate of what will ultimately be collected. The Company also uses judgment in estimating the amounts it expects to collect by payor. The Company’s judgments will continue to evolve in the future as it continues to gain payment experience with payors and patients.

The components of our revenue, as recognized upon accrual or cash receipt, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenue recognized on an accrual basis	$24,510	$11,854	$57,592	$23,369
Revenue recognized when cash is received	3,605	778	6,543	1,648
Total	$28,115	$12,632	$64,135	$25,017

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

Inventory consists of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Raw materials	$2,242	$1,772
Semi-finished and finished goods	5,424	4,905
Total inventory	$7,666	$6,677

Foreign Currency Translation

For the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates, as appropriate. Condensed consolidated statements of operations are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the condensed consolidated balance sheet as a component of accumulated other comprehensive loss in total Exact Sciences Corporation’s stockholders’ equity. Transaction gains and losses are included in the condensed consolidated statement of operations.

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

In addition to royalties, the Company is required to issue stock or cash to MAYO upon achievement of several milestones. The Company is required to issue MAYO shares of the Company’s common stock with a value of $0.2 million upon commercial launch of our second and third products that use the licensed MAYO intellectual property.

Additionally, for the second and third products that use licensed MAYO intellectual property, the Company is required to pay MAYO cash of $0.2 million upon commercialization and cash of $0.2 million, $0.8 million and $2.0 million upon such product reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015 and 2016.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company incurred charges of $0.8 million and $2.6 million for the three and nine months ended September 30, 2016, respectively. The Company made payments of $1.0 million and $3.3 million for the three and nine months ended September 30, 2016, respectively. The Company has recorded an estimated liability of $0.5 million for research and development efforts as of September 30, 2016. During the three and nine months ended September 30, 2015, the Company incurred charges of $0.5 million and $1.6 million, respectively, and made payments of $0.9 million and $2.4 million, respectively. The Company recorded an estimated liability of $0.4 million for research and development efforts as of September 30, 2015.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective April 28, 2015), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded stock-based compensation expense of $6.2 million and $16.8 million, respectively, during the three and nine months ended September 30, 2016. The Company recorded stock-based compensation expense of $4.9 million and $13.1 million, respectively, during the three and nine months ended September 30, 2015.

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

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest.  A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  The Company’s forfeiture rate used in the nine months ended September 30, 2016 and 2015 was 3.48% and 4.99%, respectively.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Option Plan Shares
Risk-free interest rates	(1)	(1)	1.48% - 1.69%	1.5% - 1.92%
Expected term (in years)	(1)	(1)	6.25 - 6.74	6.25 - 6.6
Expected volatility	(1)	(1)	58.9% - 59.4%	67.1% - 73.2%
Dividend yield	(1)	(1)	0%	0%
Weighted average fair value per share of options granted during the period	(1)	(1)	$ 3.17	$15.81
Market Measure-Based Shares
Risk-free interest rates	0.76%	(2)	0.76% - 0.91%	(2)
Expected term (in years)	2.43	(2)	2.43 - 2.84	(2)
Expected volatility	79.6%	(2)	68.3% - 79.6%	(2)
Dividend yield	0%	(2)	0%	(2)
Weighted average fair value per share of stock purchase rights granted during the period	$ 13.42	(2)	$ 3.77	(2)
ESPP Shares
Risk-free interest rates	(3)	(3)	0.41% - 0.8%	0.25% - 0.6%
Expected term (in years)	(3)	(3)	0.5 - 2	0.5 - 2
Expected volatility	(3)	(3)	70.1% - 92.7%	51.2% - 57.4%
Dividend yield	(3)	(3)	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	(3)	(3)	$ 3.08	$ 7.48

(1)	The Company did not grant options under its 2010 Stock Plan during the period indicated.
(2)	The Company did not issue market measure-based shares during the respective period.
(3)	The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, December 31, 2015	4,936,594	$4.80	4.5
Granted	883,889	5.48
Exercised	(681,427)	1.57
Forfeited	(59,043)	9.75
Outstanding, September 30, 2016	5,080,013	$5.29	4.8	$69,009
Exercisable, September 30, 2016	3,838,961	$3.81	3.5	$57,076
Vested and expected to vest, September 30, 2016	5,014,789	$5.24	4.8	$68,340

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $18.57 market price of the Company’s common stock at September 30, 2016.  The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $5.6 million and $2.0 million, respectively.

As of September 30, 2016, there was $49.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.6 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the nine months ended September 30, 2016 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2016	3,444,694	$14.19
Granted	3,912,879	6.16
Released	(723,808)	17.11
Forfeited	(644,464)	9.78
Outstanding, September 30, 2016	5,989,301	$8.82

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $4.7 million and $4.8 million as of September 30, 2016 and December 31, 2015, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of September 30, 2016 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at September 30, 2016 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$50,347	$50,347	$—	$—
U.S. government agency securities	7,000	—	7,000	—
Commercial paper	5,498	—	5,498	—
Corporate bonds	600	—	600	—
Available-for-sale
Marketable securities
Corporate bonds	143,160	—	143,160	—
Asset backed securities	56,550	—	56,550	—
U.S. government agency securities	49,610	—	49,610	—
Commercial paper	24,013	—	24,013	—
Certificates of deposit	1,052	—	1,052	—
Total	$337,830	$50,347	$287,483	$—

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

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2016
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$98,190	$(88)	$—	$—	$98,190	$(88)
Asset backed securities	18,895	(8)	3,594	(2)	22,489	(10)
U.S. government agency securities	15,033	(4)	—	—	15,033	(4)
Commercial paper	8,444	(1)	—	—	8,444	(1)
Certificates of deposit	1,053	(1)	—	—	1,053	(1)
Total	$141,615	$(102)	$3,594	$(2)	$145,209	$(104)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at September 30, 2016:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$124,796	$124,774	$18,425	$18,386
Certificates of deposit	—	—	1,053	1,052
Commercial paper	24,007	24,013	—	—
U.S. government agency securities	4,559	4,566	45,037	45,044
Asset backed securities	—	—	56,542	56,550
Total	$153,362	$153,353	$121,057	$121,032

(6) NEW MARKET TAX CREDIT

As more fully described in the 2015 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.3 million as a decrease of expenses for the three and nine months ended September 30, 2016. At September 30, 2016, the remaining balance of $1.8 million is included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

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

Additionally, the Company has recorded $73,000 in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. For the three and nine months ended September 30, 2016, the Company has recorded $4,000 and $13,000 in amortization of mortgage issuance costs.

(8) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS

During the first quarter of 2015, the Company entered into an agreement with the Wisconsin Economic Development Corporation (“WEDC”) to earn $9.0 million in refundable tax credits if the Company expends $26.3 million in capital investments and establishes and maintains 758 full-time positions in the state of Wisconsin over a seven-year period.  The tax credits earned are first applied against the tax liability otherwise due, and if there is no such liability present, the claim for tax credits will be reimbursed in cash to the Company.  The maximum amount of the refundable tax credit to be earned for each year is fixed, and the Company earns the credits by meeting certain capital investment and job creation thresholds over the seven-year period. Should the Company earn and receive the job creation tax credits but not maintain those full-time positions through the end of the agreement, the Company may be required to pay those credits back to the WEDC.

The Company records the earned tax credits as job creation and capital investments occur. The amount of tax credits earned is recorded as a liability and amortized as a reduction of operating expenses over the expected period of benefit. The tax credits earned from capital investment are recognized as an offset to depreciation expense over the expected life of the acquired capital assets. The tax credits earned related to job creation are recognized as an offset to operational expenses over the life of the agreement, as the Company is required to maintain the minimum level of full-time positions through the seven-year period.

As of September 30, 2016 the Company has earned $4.0 million of tax credits and has received payment of $0.2 million from the WEDC. The unpaid portion is $3.8 million, of which $0.9 million is reported in prepaid expenses and other current assets and $2.9 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of September 30, 2016, the Company also has recorded a $0.8 million liability in other short-term liabilities and a $2.5 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three and nine months ended September 30, 2016, the Company amortized $0.2 million and $0.5 million, respectively, of the tax credits earned as a reduction of operating expenses.

(9) EQUITY

On August 2, 2016 the Company completed an underwritten public offering of 9.8 million shares of common stock at a price of $15.50 per share. The Company received approximately $144.2 million of net proceeds from the offering, after deducting $7.3 million for the underwriting discount and commissions and other stock issuance costs paid by the Company.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“Update 2016-08”), which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  An entity that is a principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or service transferred. An entity that is an agent recognizes revenue in the amount of any fee of commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provided by the other party.  The effective date and transition requirements for the amendments in Update 2016-08 are the same as the effective date and transition requirements of Update 2015-14. The Company is currently evaluating the impact of Update 2016-08 on its financial position and results of operations.

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

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice.  The amendments in Update 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of Update 2016-15 on its statements of cash flows.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payor reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; the willingness of health insurance companies and other payors to cover Cologuard and reimburse us for our performance of the Cologuard test;  the amount and nature of competition from other cancer screening products and services; the effects of any healthcare reforms, including the Affordable Care Act, or changes in healthcare pricing, coverage and reimbursement; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society, and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections on the 2015 Form 10‑K and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Physicians and Patients

Our sales team actively engages with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the benefits of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We are focused on specific physicians based on Cologuard order history. We are also focused on physician groups and larger regional and national health systems.

In June 2016, the US Preventive Services Task Force (“USPSTF”) issued an updated recommendation statement for colorectal cancer screening, and gave an “A” grade to colorectal cancer screening starting at age 50 and continuing until age 75. The statement specifies seven screening methods, including FIT-DNA (which is Cologuard). The updated USPSTF recommendation statement may have certain potentially significant implications. For example, the Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing. Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” graded preventive services without patient cost-sharing. Following the updated USPSTF recommendation statement, the Centers for Medicare & Medicaid Services (“CMS”) issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA mandate will require certain health insurers to cover Cologuard without patient cost-sharing (following an initial phase in period between one and two years), it is possible that certain health insurers will disagree, in which case courts and/or government agencies may need to resolve this matter.

In October 2016, the National Committee for Quality Assurance (“NCQA”) included Cologuard testing on a three-year interval in the final published 2017 Healthcare Effectiveness Data and Information Set (“HEDIS”) measures. More than 90 percent of America’s health plans measure quality based on HEDIS.  Because Cologuard is included in the HEDIS measures, we expect that it will also be included in the CMS Star Ratings, which use the HEDIS as the primary data source to guide quality measures for Medicare Advantage plans. The public comment period for the 2018 Star Ratings will be announced in November 2016. The updated Star Ratings are expected to be published in February 2017.

Securing inclusion in guidelines is a key part of our physician engagement strategy since many physicians rely on such guidelines when making screening recommendations. Professional colorectal cancer screening guidelines in the U.S., including those of the ACS, the American College of Gastroenterology (“ACG”), the American Gastroenterological Association (“AGA”) and the National Comprehensive Cancer Network (“NCCN”), recommend regular screening by a variety of methods.  Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS and the U.S. Multi-Society Task Force on Colorectal Cancer (“CRC Task Force”) have included sDNA screening technology in national colorectal cancer screening guidelines as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older.  The CRC Task Force is a consortium of several organizations that includes representatives of the ACG, AGA, the American Society for Gastrointestinal Endoscopy and the American College of Physicians/Society of Internal Medicine.  In October 2014 the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended sDNA screening test.  In June 2016, the NCCN updated its Colorectal Cancer Screening Guidelines to add sDNA screening, at a once-every-three-years interval, to its list of recommended screening tests.

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

In the 2016 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $508.87. Payments from CMS are subject to sequestration. Under the Protecting Access to Medicare Act of 2014, effective January 1, 2018, the CMS reimbursement rate for Cologuard will be calculated based on the volume-weighted median of private payor rates for Cologuard. The initial data collection period for that purpose will be the period between January 1, 2016 and June 30, 2016. The CMS reimbursement rate will subsequently be reset every three years, or every year if the Company applies for, and is granted, Advanced Diagnostic Laboratory Test status for Cologuard, based on the volume-weighted median of private payor rates experienced in the applicable six-month data collection period.

In addition to Medicare reimbursement, we believe it is necessary to secure favorable coverage and reimbursement from commercial payors in order for Cologuard to achieve its full commercial potential. Some commercial payors have issued positive coverage decisions for Cologuard and others have agreed to cover Cologuard as an in-network service. We believe that commercial payors’ reimbursement of Cologuard will depend on a number of factors, including payors’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Coverage may also depend, in whole or in part, on whether payors determine, or courts and/or governmental agencies determine, coverage is required under the ACA mandate or coverage mandates under the laws of several states.  We are pursuing a variety of strategies to increase commercial payor coverage for Cologuard including providing cost effectiveness data to payors to make the case for Cologuard reimbursement.  We are focusing our efforts on large national and regional insurers, insurers in states with coverage mandates for colorectal cancer screening and health plans that have affiliated health systems. In certain situations where we believe payors are legally required to cover Cologuard, we have sued to enforce those coverage obligations. We may consider similar litigation in the future.

We believe quality metrics may shape payors’ coverage decisions, as well as physicians’ cancer screening procedures.   Some government and private payors are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payors may look to quality measures such as the HEDIS and CMS Star Ratings measures to assess quality of care.   We believe inclusion of Cologuard in the HEDIS measures and Star Ratings measures (if the Star Ratings are revised to include Cologuard, as we expect)  may influence some payors’ willingness to reimburse our Cologuard test as well as some physicians’ willingness to prescribe Cologuard.

Our Clinical Lab Facility

As part of our commercialization strategy, we also established a state-of-the-art, highly automated laboratory facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 32,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year, and we have capacity to expand, if needed.

Product Pipeline

We also are focused on developing our pipeline for future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”) on future tests, including for the detection of lung and other cancers. ACS estimates that lung cancer will be diagnosed in 224,000 Americans and cause 158,000 deaths in the United States this year. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. If detected at an early stage, lung cancer's five-year survival rate can be as high as 80%. Our current focus for lung cancer is to develop a blood test to aid in the detection of cancer in individuals with lung nodules discovered through a CT or other scan.

We also plan to continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of sales.

How We Recognize Revenue

A portion of our revenue is recognized upon cash receipt, as we are currently unable to estimate the amount that will ultimately be collected from many payors.  For tests performed where we have an agreed-upon reimbursement rate or where we can estimate the amount that we will ultimately collect at the time delivery is complete, such as in the case of Medicare and certain other payors, we recognize the related revenue on an accrual basis upon delivery of a test result to an ordering physician. Accrual rates are based on the established billing rates less contractual and other adjustments, which arrive at the amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect based on a per-payor or per-agreement basis. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, the existence of secondary payors and claim denials. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.  Finally, should we recognize revenue from payors on an accrual basis and later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.

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

Our average reimbursement per test, as further defined below, was approximately $393 through September 30, 2016. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payors, the effects of contracts signed with payors, changes in allowed amounts by payors, our ability to successfully win appeals for payment, settlements reached with payors regarding previously denied claims and our ability to collect cash payments from payors and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

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

We incur expense for tests in the period in which the testing activities occur and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we recognize as a result of cash collection in respect of previously performed but unpaid tests will favorably impact our liquidity and results of operations in future periods.

The components of our revenue, as recognized upon accrual or cash receipt, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenue recognized on an accrual basis	$24,510	$11,854	$57,592	$23,369
Revenue recognized when cash is received	3,605	778	6,543	1,648
Total	$28,115	$12,632	$64,135	$25,017

Of the revenue recognized in the three and nine months ended September 30, 2016, approximately $0.9 million and $2.0 million, respectively, relates to tests processed in the prior year for which our accrual revenue recognition criteria were not met and for which we waited to recognize revenue until cash was received.

2016 Priorities

Our top priorities for 2016 include (1) growing revenue for Cologuard, (2) enhancing our infrastructure to support the growth of Cologuard and future products and (3) improving Cologuard, including reducing its cost.

We will also focus on developing our pipeline for future products as outlined in the Product Pipeline section above.

Results of Operations

We have generated limited operating revenues since inception and, as of September 30, 2016, we had an accumulated deficit of approximately $708.7 million. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. For the three months ended September 30, 2016 and 2015, the Company completed approximately 68,000 and 34,000 Cologuard tests, respectively, and generated laboratory service revenue of $28.1 million and $12.6 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company completed approximately 162,000 and 66,000 Cologuard tests, respectively, and generated total laboratory service revenue of $64.1 million and $25.0 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period.

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

Cost of Sales. Cost of sales includes costs related to inventory production and usage, shipment of test collection kits, royalties and the cost of laboratory services to process tests and provide results to physicians. Cost of sales increased to $12.2 million for the three months ended September 30, 2016 compared to $7.5 million for the three months ended September 30, 2015. Cost of sales increased to $31.3 million for the nine months ended September 30, 2016 compared to $16.8 million for the nine months ended September 30, 2015. The increases in cost of sales were primarily due to increases in completed Cologuard tests. The Company completed approximately 68,000 and 34,000 Cologuard tests for the three months ended September 30, 2016 and 2015, respectively. The Company completed approximately 162,000 and 66,000 Cologuard tests for the nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,
(In millions)	2016	2015	Change
Production costs	$8.3	$4.9	$3.4
Facility and support expenses	1.9	1.1	0.8
Personnel expenses	1.7	1.3	0.4
Stock-based compensation	0.3	0.2	0.1
Total cost of sales expenses	$12.2	$7.5	$4.7

	Nine Months Ended September 30,
(In millions)	2016	2015	Change
Production costs	$20.2	$9.2	$11.0
Facility and support expenses	5.3	2.8	2.5
Personnel expenses	5.0	4.1	0.9
Stock-based compensation	0.8	0.6	0.2
Other cost of sales	—	0.1	(0.1)
Total cost of sales expenses	$31.3	$16.8	$14.5

Research and development expenses. Research and development expenses decreased to $7.6 million for the three months ended September 30, 2016 compared to $9.9 million for the three months ended September 30, 2015. The decrease in research and development expenses was primarily due to a reduction in direct research and development expenses as a result of the February 2016 termination of our agreement with MD Anderson which is more fully described in the 2015 Form 10-K. Research and development expenses increased to $26.4 million for the nine months ended September 30, 2016 compared to $24.5 million for the nine months ended September 30, 2015. The increase in research and development expenses was primarily due to an increased investment in Cologuard improvements and the development of pipeline products.

	Three Months Ended September 30,
(In millions)	2016	2015	Change
Direct research and development expenses	$2.9	$4.7	$(1.8)
Personnel expenses	2.6	2.5	0.1
Stock-based compensation	1.0	0.9	0.1
Other research and development	0.6	0.9	(0.3)
Legal and professional fees	0.5	0.9	(0.4)
Total research and development expenses	$7.6	$9.9	$(2.3)

	Nine Months Ended September 30,
(In millions)	2016	2015	Change
Direct research and development expenses	$10.8	$8.8	$2.0
Personnel expenses	8.8	7.0	1.8
Stock-based compensation	3.0	2.7	0.3
Other research and development	2.2	1.9	0.3
Legal and professional fees	1.6	4.1	(2.5)
Total research and development expenses	$26.4	$24.5	$1.9

General and administrative expenses.  General and administrative expenses increased to $20.3 million for the three months ended September 30, 2016 compared to $15.4 million for the three months ended September 30, 2015. General and administrative expenses increased to $55.4 million for the nine months ended September 30, 2016 compared to $42.1 million for the nine months ended September 30, 2015. The increase in general and administrative expenses was primarily a result of increased personnel costs and stock-based compensation expense due to increased headcount and additional facility and information technology costs to support the needs of our growing infrastructure and overall growth of the Company.

	Three Months Ended September 30,
(In millions)	2016	2015	Change
Personnel expenses	$7.4	$5.2	$2.2
Facility and support expenses	4.1	2.7	1.4
Stock-based compensation	3.9	3.0	0.9
Legal and professional fees	3.4	3.1	0.3
Other general and administrative	1.5	1.4	0.1
Total general and administrative expenses	$20.3	$15.4	$4.9

	Nine Months Ended September 30,
(In millions)	2016	2015	Change
Personnel expenses	$21.4	$13.4	$8.0
Facility and support expenses	11.7	8.3	3.4
Stock-based compensation	10.0	7.0	3.0
Legal and professional fees	8.9	10.0	(1.1)
Other general and administrative	3.4	3.4	—
Total general and administrative expenses	$55.4	$42.1	$13.3

Sales and marketing expenses. Sales and marketing expenses increased to $26.3 million for the three months ended September 30, 2016 compared to $23.1 million for the three months ended September 30, 2015. Sales and marketing expenses increased to $82.3 million for the nine months ended September 30, 2016 compared to $60.2 million for the nine months ended September 30, 2015. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts related to the commercialization of our Cologuard test.

	Three Months Ended September 30,
(In millions)	2016	2015	Change
Personnel expenses	$15.0	$12.8	$2.2
Direct marketing costs and professional fees	10.0	9.0	1.0
Stock-based compensation	1.0	0.8	0.2
Other sales and marketing	0.3	0.5	(0.2)
Total sales and marketing expenses	$26.3	$23.1	$3.2

	Nine Months Ended September 30,
(In millions)	2016	2015	Change
Personnel expenses	$42.9	$35.1	$7.8
Direct marketing costs and professional fees	35.6	21.4	14.2
Stock-based compensation	3.0	2.7	0.3
Other sales and marketing	0.8	1.0	(0.2)
Total sales and marketing expenses	$82.3	$60.2	$22.1

Investment income.  Investment income increased to $0.5 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015.  Investment income increased to $1.4 million for the nine months ended September 30, 2016 compared to $0.8 million for the nine months ended September 30, 2015. The increase in investment income was due to a higher return on investments for the three and nine months ended September 30, 2016 when compared to the same period in 2015.

Interest income and expense. Net interest expense of $54,000 was realized for the three months ended September 30, 2016 compared to net interest expense of $40,000 for the three months ended September 30, 2015. Net interest expense of $0.2 million was realized for the nine months ended September 30, 2016 compared to net interest income of $56,000 for the nine months ended September 30, 2015. The increases in net interest expense were primarily related to interest expense on our building mortgage, which was entered into in June 2015. Additionally, during the nine months ended September 30, 2015 the Company recognized interest income of $0.1 million due to the forgiveness of accrued interest expense previously recorded. This was triggered by the forgiveness of a $1.0 million loan with the Wisconsin Department of Commerce based on the terms of the original debt agreement, which is more fully described in the 2015 Form 10-K.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock and through revenue generated by the sale of Cologuard. As of September 30, 2016, we had approximately $63.4 million in cash and cash equivalents and approximately $274.4 million in marketable securities.

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

Net cash used in operating activities was $102.9 million for the nine months ended September 30, 2016 as compared to $103.7 million for the nine months ended September 30, 2015. The principal use of cash in operating activities for the nine months ended September 30, 2016 was to fund our net loss. Our net loss increased from the nine months ended September 30, 2015 primarily due to increased sales and marketing efforts and general and administrative costs to support the commercialization of Cologuard and our overall growth.

Net cash used in investing activities was $20.8 million for the nine months ended September 30, 2016 as compared to $102.2 million for the nine months ended September 30, 2015.  The decrease in cash used in investing activities for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $12.2 million and $14.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Net cash provided by financing activities was $146.2 million for the nine months ended September 30, 2016, as compared to $179.3 million for the nine months ended September 30, 2015. The decrease in cash provided by financing activities for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily the result of lower proceeds from sale of common stock. Excluding the impact of proceeds from the sale of common stock, net cash provided by financing activities was $2.0 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash provided by financing activities, excluding proceeds from the sale of common stock, occurred because there were no new mortgage proceeds during the nine months ended September 30, 2016, as were received in June 2015 when we financed our purchase of a facility located in Madison, Wisconsin.

We expect that cash and cash equivalents and marketable securities on hand at September 30, 2016 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

Revenue Recognition

Laboratory service revenue. Our laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. We recognize revenue in accordance with provision of the ASC 954-605, Health Care Entities – Revenue Recognition. We recognize revenue related to billings for Medicare and other payors on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payor. Upon ultimate collection, the amount received from Medicare and other payors where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected requires significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and we bill the patient directly for these amounts in the form of co-payments, deductibles and co-insurance in accordance with their insurance carrier and health plans. Some payors may not cover Cologuard as ordered by the prescribing physician under their reimbursement policies. In the absence of the ability to reasonably estimate the amount that will ultimately be collected for our services, revenue is recognized upon cash receipt.

We use judgment in determining if we are able to make a reasonable estimate of what will ultimately be collected. We also use judgment in estimating the amounts we expect to collect by payor. Our judgments will continue to evolve in the future as we continue to gain payment experience with payors and patients.

Inventory. Inventory is stated at the lower of cost or market value (net realizable value). We determine the cost of inventory using the first-in, first out method (“FIFO”). We estimate the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated net realizable value, and record a charge to cost of sales for such inventory as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of sales to write down such unmarketable inventory to its estimated net realizable value.

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

•

Forfeitures - The Company records stock-based compensation expense only for those awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company’s forfeiture rate used in the nine months ended September 30, 2016 and 2015 was 3.48% and 4.99%, respectively.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“Update 2016-08”), which intends to improve the operability and understandability of the implementation guidance on principal versus agent considerations.  An entity that is a principal recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified goods or service transferred. An entity that is an agent recognizes revenue in the amount of any fee of commission to which it expects to be entitled in exchange for arranging for the specified goods or services to be provided by the other party.  The effective date and transition requirements for the amendments in Update 2016-08 are the same as the effective date and transition requirements of Update 2015-14. We are currently evaluating the impact of Update 2016-08 on our financial position and results of operations.

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

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“Update 2016-12”), amending Update 2014-09. The amendments do not change the core principles of Update 2014-09, but clarify matters related to assessment of a collectability criterion, presentation of sales and other taxes collected from customers, non-cash consideration, contract modifications at transition and completed contracts at transition. The effective date for the amendments in Update 2016-12 are the same as the effective date of Update 2015-14. We are currently evaluating the impact of Update 2016-12 on our financial position and results of operations.

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice.  The amendments in Update 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact of Update 2016-15 on our statements of cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of September 30, 2016 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: October 26, 2016	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2016	By:	/s/ John K. Bakewell
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