Form 10-Q
period 2017-03-31
EXACT SCIENCES CORP
filed 2017-04-27
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 26, 2017, the registrant had 111,192,422 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$39,206	$48,921
Marketable securities	235,464	262,179
Accounts receivable, net	16,214	8,526
Inventory, net	7,859	6,833
Prepaid expenses and other current assets	7,443	7,114
Total current assets	306,186	333,573
Property and Equipment, at cost:
Computer equipment and computer software	22,485	20,767
Laboratory equipment	15,837	14,749
Leasehold improvements	13,653	13,549
Assets under construction	7,200	6,711
Buildings	4,792	4,792
Furniture and fixtures	2,581	2,515
	66,548	63,083
Less—Accumulated depreciation	(28,153)	(24,941)
Net property and equipment	38,395	38,142
Other long-term assets	5,680	5,325
Total assets	$350,261	$377,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$891	$710
Accrued liabilities	27,077	28,106
Debt, current portion	176	174
Other short-term liabilities	1,793	1,702
Total current liabilities	29,937	30,692
Long-term debt	4,592	4,633
Other long-term liabilities	5,680	5,734
Lease incentive obligation, less current portion	532	686
Total liabilities	40,741	41,745

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—111,197,740 and 110,236,127 shares at March 31, 2017 and December 31, 2016	1,112	1,102
Additional paid-in capital	1,090,002	1,080,432
Accumulated other comprehensive loss	(431)	(418)
Accumulated deficit	(781,163)	(745,821)
Total stockholders’ equity	309,520	335,295
Total liabilities and stockholders’ equity	$350,261	$377,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2017	2016
Laboratory service revenue	$48,363	$14,835

Cost of sales	16,981	9,059
Gross margin	31,382	5,776

Operating expenses:
Research and development	8,002	10,126
General and administrative	20,070	17,824
Sales and marketing	38,801	25,711
Total operating expenses	66,873	53,661
Loss from operations	(35,491)	(47,885)

Other income (expense)
Investment income	595	466
Interest expense	(50)	(54)
Total other income	545	412

Net loss	$(34,946)	$(47,473)

Net loss per share—basic and diluted	$(0.32)	$(0.49)

Weighted average common shares outstanding—basic and diluted	110,582	97,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(34,946)	$(47,473)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(5)	473
Foreign currency translation loss	(8)	(57)
Comprehensive loss	$(34,959)	$(47,057)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(34,946)	$(47,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	3,247	2,473
Loss on disposal of property and equipment	20	—
Stock-based compensation	6,129	6,100
Amortization of other liabilities	(377)	(208)
Amortization of deferred financing costs	14	13
Amortization of premium on short-term investments	37	214
Amortization of intangible assets	50	50
Changes in assets and liabilities:
Accounts receivable, net	(7,688)	(688)
Inventory, net	(1,026)	(1,480)
Prepaid expenses and other current assets	(329)	(347)
Accounts payable	181	(467)
Accrued liabilities	1,204	(664)
Lease incentive obligation	(154)	130
Net cash used in operating activities	(33,638)	(42,347)
Cash flows from investing activities:
Purchases of marketable securities	(30,563)	(6,118)
Maturities of marketable securities	57,236	61,680
Purchases of property and equipment	(2,745)	(2,389)
Net cash provided by investing activities	23,928	53,173
Cash flows from financing activities:
Proceeds from exercise of common stock options	47	288
Payments on mortgage payable	(44)	(41)
Net cash provided by financing activities	3	247

Effects of exchange rate changes on cash and cash equivalents	(8)	(57)

Net increase (decrease) in cash and cash equivalents	(9,715)	11,016
Cash and cash equivalents, beginning of period	48,921	41,135
Cash and cash equivalents, end of period	$39,206	$52,151
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$775	$1,034
Unrealized gain (loss) on available-for-sale investments	$(5)	$473
Issuance of 158,717 and 341,507 shares of common stock to fund the Company’s 401(k) matching contribution for 2016 and 2015, respectively	$3,008	$2,146
Interest paid	$50	$53

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

Basis of Presentation

The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K (the “2016 Form 10-K”). These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2016 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

At March 31, 2017 and December 31, 2016, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate, in order to support its current operations (including those with a contractual term greater than one year from the date of purchase), are classified as current. All of the Company’s investments are considered current. There were no realized losses for the three months ended March 31, 2017 and 2016. Realized gains were $4,000 and $3,000 for the three months ended March 31, 2017 and 2016, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the three months ended March 31, 2017, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at March 31, 2017 consisted of the following:

	March 31, 2017
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$110,463	$13	$(79)	$110,397
Asset backed securities	54,274	2	(35)	54,241
U.S. government agency securities	49,586	—	(123)	49,463
Commercial paper	17,108	2	—	17,110
Certificates of deposit	4,252	1	—	4,253
Total available-for-sale securities	$235,683	$18	$(237)	$235,464

Available-for-sale securities at December 31, 2016 consisted of the following:

	December 31, 2016
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$137,013	$17	$(93)	$136,937
Asset backed securities	55,667	3	(30)	55,640
U.S. government agency securities	49,591	3	(120)	49,474
Commercial paper	19,069	8	(1)	19,076
Certificates of deposit	1,053	—	(1)	1,052
Total available-for-sale securities	$262,393	$31	$(245)	$262,179

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2017 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2016	$(204)	$(214)	$(418)
Other comprehensive loss before reclassifications	(8)	(3)	(11)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	(2)
Net current period change in accumulated other comprehensive loss	(8)	(5)	(13)
Balance at March 31, 2017	$(212)	$(219)	$(431)

The amounts recognized in AOCI for the three months ended March 31, 2016 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2015	$11	$(444)	$(433)
Other comprehensive (loss) income before reclassifications	(57)	456	399
Amounts reclassified from accumulated other comprehensive loss	—	17	17
Net current period change in accumulated other comprehensive (loss) income	(57)	473	416
Balance at March 31, 2016	$(46)	$29	$(17)

Amounts reclassified from AOCI for the three months ended March 31, 2017 and 2016 were as follows:

	Affected Line Item in the	Three Months Ended March 31,
Details about AOCI Components (In thousands)	Statement of Operations	2017	2016
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$(2)	$17
Total reclassifications		$(2)	$17

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

At March 31, 2017, the Company had $7.2 million of assets under construction which consisted of $0.1 million related to leasehold improvements, $2.1 million related to computer equipment and computer software projects and $5.0 million related to machinery and equipment. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $5.9 million to complete the leasehold improvements, $0.9 million to complete the computer equipment and computer software projects, and minimal costs to complete the machinery and equipment. These projects are expected to be completed in 2017 and 2018. There were no impairment losses for the periods ended March 31, 2017 and December 31, 2016.

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

Patent Costs and Intangible Assets

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit to be derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the three months ended March 31, 2017 should be expensed and not capitalized as the future economic benefit to be derived from the transactions cannot be determined.

Under a technology license and royalty agreement entered into with MDx Health (“MDx”), the Company is required to pay MDx milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone has occurred or is considered probable, an intangible asset and corresponding liability is reported in other long-term assets and accrued liabilities, respectively. The intangible asset is amortized over the estimated ten-year useful life of the licensed intellectual property, and such amortization is reported in cost of sales. The liability is relieved once the milestone has been achieved and payment has been made. As of March 31, 2017, an intangible asset of $1.5 million and a liability of $1.3 million were reported in other long-term assets and accrued liabilities, respectively. As of December 31, 2016, an intangible asset of $1.6 million and a liability of $1.3 million were reported in other long-term assets and accrued liabilities, respectively. Amortization expense was $50,000 for each of the three months ended March 31, 2017 and 2016.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2017	2016
Shares issuable upon exercise of stock options	3,613	5,475
Shares issuable upon the release of restricted stock awards	5,553	6,202
	9,166	11,677

Revenue Recognition

Laboratory Service Revenue. The Company’s laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. We recognize revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  The Company recognizes revenue on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payer. Upon ultimate collection, the amount received from payers where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected requires significant judgment by management, and the Company’s judgments will continue to evolve as it gains payment experience with payers and patients.  Historically, in the absence of the ability to reasonably estimate the amount that will ultimately be collected for our services, revenue was recognized upon cash receipt. Effective during the first quarter of 2017, the Company determined that it had the ability to reasonably estimate the amount that will ultimately be collected from all payers. Accordingly, the Company now recognizes revenue on an accrual basis for all payers.

The components of laboratory service revenue, as recognized upon accrual or cash receipt, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenue recognized on an accrual basis	$43,854	$13,676
Revenue recognized when cash is received	4,509	1,159
Total	$48,363	$14,835

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

Inventory consists of the following:

	March 31,	December 31,
(In thousands)	2017	2016
Raw materials	$2,754	$2,408
Semi-finished and finished goods	5,105	4,425
Total inventory	$7,859	$6,833

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

(3) MAYO LICENSE AGREEMENT

Overview

As more fully described in the 2016 Form 10-K, in June 2009 the Company entered into a patent license agreement with MAYO Foundation for Medical Education and Research (“MAYO”). The Company’s license agreement with MAYO was amended and restated in February 2015 and further amended in January 2016. Under the license agreement, MAYO granted the Company an exclusive, worldwide license to certain MAYO patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain MAYO know-how. As expanded by the January 2016 amendment to the license agreement, the scope of the license includes any screening, surveillance or diagnostic tests or tools for use in connection with any type of cancers, pre-cancers, diseases or conditions.

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

In addition to royalties, the Company is required to pay MAYO cash of $0.2 million, $0.8 million and $2.0 million upon each product reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015 and 2016. The Company paid MAYO the 2017 installment in December 2016.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company incurred charges of $1.1 million and made payments of $1.4 million for the three months ended March 31, 2017. The Company has recorded an estimated liability of $0.6 million for research and development efforts as of March 31, 2017. The Company incurred charges of $1.0 million and made payments of $1.0 million for the three months ended March 31, 2016. The Company recorded an estimated liability of $1.2 million for research and development efforts as of March 31, 2016.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective April 28, 2015), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $6.1 million in stock-based compensation expense during each of the three months ended March 31, 2017 and 2016.

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

Forfeitures – The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”) during the three months ended March 31, 2017. With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended
	March 31,
	2017	2016
Option Plan Shares
Risk-free interest rates	2.13%	1.48% - 1.69%
Expected term (in years)	6.59	6.25 - 6.74
Expected volatility	62.9%	58.9% - 59.4%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$ 13.20	$ 3.17
Market Measure-Based Shares
Risk-free interest rates	(1)	0.91%
Expected term (in years)	(1)	2.84
Expected volatility	(1)	68.3%
Dividend yield	(1)	0%
Weighted average fair value per share of stock purchase rights granted during the period	(1)	$ 2.32
ESPP Shares
Risk-free interest rates	(2)	(2)
Expected term (in years)	(2)	(2)
Expected volatility	(2)	(2)
Dividend yield	(2)	(2)
Weighted average fair value per share of stock purchase rights granted during the period	(2)	(2)

(1)	The Company did not issue market measure-based shares during the respective period.
(2)	The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2017	3,505,481	$7.00	5.5
Granted	125,978	21.68
Exercised	(11,704)	4.03
Forfeited	(6,360)	23.38
Outstanding, March 31, 2017	3,613,395	$7.50	5.5	$58,283
Exercisable, March 31, 2017	2,647,974	$6.22	4.3	$46,103

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $23.62 market price of the Company’s common stock at March 31, 2017.  The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $0.2 million and $2.1 million, respectively.

As of March 31, 2017, there was $54.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.7 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the three months ended March 31, 2017 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2017	5,601,316	$9.19
Granted	776,458	21.42
Released	(786,870)	12.39
Forfeited	(37,781)	10.19
Outstanding, March 31, 2017	5,553,123	$10.47

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $4.6 million and $4.7 million as of March 31, 2017 and December 31, 2016, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of March 31, 2017 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at March 31, 2017 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$30,706	30,706	—	—
Commercial paper	4,700	—	4,700	—
U.S. government agency securities	3,000	—	3,000	—
Certificates of deposit	800	—	800	—
Available-for-sale
Marketable securities
Corporate bonds	110,397	—	110,397	—
Asset backed securities	54,241	—	54,241	—
U.S. government agency securities	49,463	—	49,463	—
Commercial paper	17,110	—	17,110	—
Certificates of deposit	4,253	—	4,253	—
Total	$274,670	$30,706	$243,964	$—

The following table presents the Company’s fair value measurements as of December 31, 2016 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at December 31, 2016 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$48,921	$48,921	$—	$—
Available-for-sale
Marketable securities
Corporate bonds	136,937	—	136,937	—
Asset backed securities	55,640	—	55,640	—
U.S. government agency securities	49,474	—	49,474	—
Commercial paper	19,076	—	19,076	—
Certificates of deposit	1,052	—	1,052	—
Total	$311,100	$48,921	$262,179	$—

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of March 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2017
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$84,634	$(79)	$—	$—	$84,634	$(79)
Asset backed securities	44,740	(34)	1,436	(1)	46,176	(35)
U.S. government agency securities	49,463	(123)	—	—	49,463	(123)
Total	$178,837	$(236)	$1,436	$(1)	$180,273	$(237)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at March 31, 2017:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$109,922	$109,855	$541	$542
Certificates of deposit	4,252	4,253	—	—
Commercial paper	17,108	17,110	—	—
U.S. government agency securities	24,583	24,542	25,003	24,921
Asset backed securities	378	377	53,896	53,864
Total	$156,243	$156,137	$79,440	$79,327

(6) NEW MARKET TAX CREDIT

As more fully described in the 2016 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million as a decrease of expenses for each of the three months ended March 31, 2017 and 2016. At March 31, 2017, the remaining balance of $1.6 million is included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

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

Additionally, the Company has recorded $73,000 in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. The Company has recorded $4,000 in amortization of mortgage issuance costs for each of the three months ended March 31, 2017 and 2016.

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

As of March 31, 2017, the Company has earned $5.4 million of tax credits and has received payment of $0.8 million from the WEDC. The unpaid portion is $4.6 million, of which $1.6 million is reported in prepaid expenses and other current assets and $3.0 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of March 31, 2017, the Company also has recorded a $1.2 million liability in other short-term liabilities and a $3.0 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three months ended March 31, 2017 and 2016, the Company amortized $0.3 million and $0.1 million, respectively, of the tax credits earned as a reduction of operating expenses.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of Update 2016-02 will have on the Company’s consolidated financial statements, and anticipate that the new guidance will impact the Company’s consolidated financial statements as it has several leases.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“Update 2016-09”) as part of its Simplification Initiative.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statements of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The Company adopted this guidance during the three months ended March 31, 2017. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice.  The amendments in Update 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated Update 2016-15 and does not expect the adoption of this guidance to have a material impact on its statements of cash flows.

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“Update 2016-16”). This amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Update 2016-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of Update 2016-16 to have a significant impact on its consolidated financial statements.

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control, (“Update 2016-17”). The amendments in Update 2016-17 change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company adopted this guidance during the three months ended March 31, 2017. The impact of adoption did not have an impact on the Company’s consolidated financial statements.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, Statement of Cash Flows; Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in Update 2016-18 should be adopted on a retrospective basis. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements, as the Company does not have restricted cash.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“Update 2017-01”) in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in Update 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-03, Accounting Changes and Error Corrections, (“Update 2017-03”) which states that an entity should evaluate ASUs, that have been issued but not yet adopted, to determine the effects of those ASUs on the entity’s financial statements when adopted. If the effect is unknown or cannot be reasonably estimated, then additional qualitative disclosures should be considered, including a description of the effect of the accounting policies that the entity expects to apply, if determined, and a comparison to the entity’s current accounting policies, a description of the status of the entity’s process to implement the new standard and the significant implementation matters yet to be addressed. Transition guidance in certain issued but not yet adopted ASUs was updated to reflect Update 2017-03. Other than enhancements to the qualitative disclosures regarding the future adoption of new ASUs, adoption of Update 2017-03 is not expected to have any impact on the Company’s consolidated financial statements.

(10) SUBSEQUENT EVENT

Effective April 25, 2017, the Company and MDx entered into a Royalty Buy-out Agreement (the “Agreement”), which terminated the Company’s License Agreement with MDx dated July 26, 2010, as previously amended May 6, 2011 (the “License Agreement”). Pursuant to the Agreement, the Company agreed to pay MDx a one-time fee of $8.0 million in exchange for an assignment of certain patents covered by the License Agreement and the elimination of all ongoing royalties and other payments under the License Agreement. Also in the Agreement is a mutual release, which includes all amounts previously accrued to MDx under the License Agreement. Concurrently with entering into the Agreement, the Company entered into a Patent Purchase Agreement with MDx under which it agreed to pay MDx $7.0 million in exchange for the assignment of certain other patent rights which were not covered by the License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Discussion and Analysis of Financial Condition and Results of Operations of Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”)  should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, which has been filed with the SEC (the “2016 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payer reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for products and services; the willingness of health insurance companies and other payers to cover Cologuard and reimburse us for our performance of the Cologuard test;  the amount and nature of competition from other cancer screening products and services; the effects of the adoption, modification or repeal of any healthcare reform law, rule, order, interpretation or policy; the effects of changes in healthcare pricing, coverage and reimbursement; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the 2016 Form 10‑K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient-friendly screening test called Cologuard®, for the early detection of colorectal cancer and pre-cancer, and we are currently working on the development of additional tests for other types of cancer, with the goal of becoming a leader in cancer diagnostics.

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

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Accordingly, the American Cancer Society (“ACS”) recommends that all people age 50 and older undergo regular colorectal cancer screening. Of the more than 80 million people in the U.S. for whom routine colorectal cancer screening is recommended, 38 percent have not been screened according to current guidelines. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 67 percent and 12 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

Our Cologuard test is a non-invasive stool-based DNA (“sDNA”) screening test which utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Eleven biomarkers are targeted that have been shown to be strongly associated with colorectal cancer and pre-cancer. Methylation, mutation, and hemoglobin results are combined in the laboratory analysis through a proprietary algorithm to provide a single positive or negative reportable result.

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

Our-Cologuard Commercialization Strategy

Our commercialization strategy includes three main elements focusing on physicians, patients, and payers.

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

Securing inclusion in guidelines and quality measures is a key part of our physician engagement strategy since many physicians rely on such guidelines and quality measures when making screening recommendations. In June 2016, the US Preventive Services Task Force (“USPSTF”) issued an updated recommendation statement for colorectal cancer screening and gave an “A” grade to colorectal cancer screening starting at age 50 and continuing until age 75. The statement specifies seven screening methods, including FIT-DNA (which is Cologuard).

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

In October 2016, the National Committee for Quality Assurance (“NCQA”) included Cologuard testing on a three-year interval in the 2017 Healthcare Effectiveness Data and Information Set (“HEDIS”) measures. More than 90 percent of America’s health plans measure quality based on HEDIS.  In April 2017, the Centers for Medicare & Medicaid Services (“CMS”) included Cologuard in its updated 2018 Medicare Advantage Star Ratings program. Medicare Advantage plans are eligible to receive quality credit under the Star Ratings program for Cologuard tests completed in 2014, 2015, 2016 and beyond.

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This activity is focused on helping patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients in the United States. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. In 2016 we began a national television advertising campaign. To date, we have focused our efforts on cable television most commonly viewed by our target patient demographic. In 2017, we plan to continue our targeted direct-to-patient advertising initiatives and launch new content for our television advertising campaign.

Payers

The cornerstone of our payer-engagement strategy was securing coverage from CMS. Medicare covers 47% of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a National Coverage Determination (“NCD”) for Cologuard following a parallel review process with FDA.  Cologuard was the first screening test approved by FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:

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

In the 2017 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $512.43. Payments from CMS are subject to sequestration. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), effective January 1, 2018, the CMS reimbursement rate for Cologuard will be calculated based on the volume-weighted median of private payer rates for Cologuard. The initial data collection period for that purpose was the period between

January 1, 2016 and June 30, 2016. The CMS reimbursement rate will subsequently be reset every three years, or every year if the Company applies for, and is granted, Advanced Diagnostic Laboratory Test status for Cologuard, based on the volume-weighted median of private payer rates experienced in the applicable six-month data collection period. We submitted data for the initial collection period in March 2017, and our data submission will be subject to review by CMS prior to the finalization of the new reimbursement rate for Cologuard.

In addition to Medicare reimbursement, we believe it is necessary to secure favorable coverage and in-network reimbursement agreements from commercial payers for Cologuard to achieve its full commercial potential. Some commercial payers have issued positive coverage decisions for Cologuard and others have agreed to cover Cologuard as an in-network service. We believe that commercial payers’ reimbursement of Cologuard will depend on a number of factors, including payers’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; subject to applicable federal and state coverage mandates; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Also, some payers may require that they give prior authorization for a Cologuard test before they are willing to pay for it. Prior authorizations may require that we, patients, or physicians provide the payer with extensive medical records and other information.

Coverage of Cologuard may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. For example, Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate will require certain health insurers to cover Cologuard without patient cost-sharing (following an initial phase-in period between one and two years from the date of the updated USPSTF recommendation statement), it is possible that certain health insurers will disagree, in which case courts and/or governmental agencies may need to resolve the matter. It is also possible that the ACA Mandate will be repealed or significantly modified in the future.

Similarly, we believe the laws of approximately 30 states currently mandate coverage of Cologuard by certain health insurance companies. While some of those insurance companies have agreed with our interpretation with regard to certain states, other insurers have disagreed with regard to other states. In some cases, we have filed lawsuits in an effort to enforce state laws we believe require coverage of Cologuard, and we may file additional suits in the future. We may or may not be successful in any such lawsuit.

We are pursuing a variety of strategies to increase commercial payer coverage for Cologuard, including providing cost effectiveness data to payers to make the case for Cologuard reimbursement. We are focusing our efforts on large national and regional insurers, insurers in states with coverage mandates for colorectal cancer screening, and health plans that have affiliated health systems.

We believe quality metrics may influence payers’ coverage decisions, as well as physicians’ cancer screening procedures. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures such as the HEDIS and CMS Star Ratings measures to assess quality of care. We believe inclusion in the HEDIS measures and Star Ratings measures may have a positive impact on payers’ willingness to reimburse Cologuard, as well as on physicians’ willingness to prescribe the test.

Our Clinical Lab Facility

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 50,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year. We are currently exploring opportunities to increase our capacity to two million tests per year at our existing lab facility, which includes expanding our current lab facility. We are also evaluating options for a second lab facility to add capacity in excess of two million tests per year.

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

The ACS estimates that lung cancer will be diagnosed in 223,000 Americans and cause 156,000 deaths in the United States in 2017. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. If lung cancer is detected at an early stage, its five-year survival rate can be as high as 80%. We are currently developing a blood-based biomarker test to aid in the early detection of lung cancer in individuals with lung nodules discovered through a computerized tomography (“CT”) or other scan. Such a test may help reduce the number of unnecessary biopsies and other follow-up procedures, and thereby reduce costs and improve health outcomes. We recently completed a multi-round study of nearly 400 patients, which demonstrated high accuracy for detecting lung cancer at all stages.

We also continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of sales.

How We Recognize Revenue

For tests performed where we have an agreed-upon reimbursement rate or where we can estimate the amount that we will ultimately collect at the time delivery is complete, we recognize the related revenue on an accrual basis upon delivery of a test result to an ordering physician. Accrual rates are based on the established billing rates less contractual and other adjustments, which arrive at the amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, the existence of secondary payers and claim denials. Upon ultimate collection, the amount received from payers where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.  Finally, should we recognize revenue from payers on an accrual basis and later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.  Historically, a portion of our revenue was recognized upon cash receipt when we were unable to reasonably estimate the amount that would ultimately be collected from a payer. Effective during the first quarter of 2017, we determined that we had the ability to reasonably estimate the amount that will ultimately be collected from all payers. Accordingly, we now recognize revenue on an accrual basis for all payers.

Our average reimbursement per test, as further defined below, was approximately $418 and $383 through March 31, 2017 and 2016, respectively. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for all tests that are at least six months old, since it can take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test represents the total cash collected through March 31, 2017 and 2016 for all tests performed during the relevant periods divided by the number of tests performed during those same periods.

We incur expense for tests in the period in which the testing activities occur and recognize revenue for tests in the period in which our revenue recognition criteria are met. Accordingly, any revenue that we recognize as a result of cash collection related to previously performed but unpaid tests will favorably impact our liquidity and results of operations in future periods.

The components of our revenue, as recognized upon accrual or cash receipt, were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Revenue recognized on an accrual basis	$43,854	$13,676
Revenue recognized when cash is received	4,509	1,159
Total	$48,363	$14,835

Of the revenue recognized in the three months ended March 31, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting the Company’s revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which our accrual revenue recognition criteria were not met until 2017.

2017 Priorities

Our top priorities for 2017 are to (1) grow revenue for Cologuard, which includes leveraging Cologuard’s growth towards becoming a standard of care, (2) improve the customer experience and continue to deliver world class service to patients and providers, and (3) expand our product portfolio by developing additional cancer diagnostic tests as further outlined in the product pipeline section above.

Results of Operations

We have generated significant losses since inception and, as of March 31, 2017, we had an accumulated deficit of approximately $781.2 million. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. For the three months ended March 31, 2017 and 2016, we completed approximately 100,000 and 40,000 Cologuard tests, respectively, and generated laboratory service revenue of $48.4 million and $14.8 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period.

Our Cost Structure.  Our selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.

Cost of sales includes costs related to inventory production and usage, shipment of test collection kits, royalties and the cost of laboratory services to process tests and provide results to physicians. Gross margin as a percentage of laboratory service revenue may vary due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our laboratory services will continue to fluctuate and be affected by Cologuard test volume, our revenue recognition policy, patient compliance rates, payer mix, the levels of reimbursement, and payment patterns of payers and patients.

Cost of Sales. Cost of sales increased to $17.0 million for the three months ended March 31, 2017 compared to $9.1 million for the three months ended March 31, 2016. The increase in cost of sales is primarily due to the increases in completed Cologuard tests. The Company completed approximately 100,000 and 40,000 Cologuard tests for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Production costs	$12.3	$5.4	$6.9
Personnel expenses	2.4	1.9	0.5
Facility and support expenses	2.0	1.5	0.5
Stock-based compensation	0.3	0.3	—
Total cost of sales expenses	$17.0	$9.1	$7.9

Research and development expenses. Research and development expenses decreased to $8.0 million for the three months ended March 31, 2017 compared to $10.1 million for the three months ended March 31, 2016. The decrease in research and development expenses was primarily due to a reduction in direct research and development expenses as a result of the February 2016 termination of our agreement with MD Anderson.

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Direct research and development expenses	$3.1	$4.2	$(1.1)
Personnel expenses	3.0	3.3	(0.3)
Stock-based compensation	1.0	1.2	(0.2)
Other research and development	0.5	0.7	(0.2)
Legal and professional fees	0.4	0.7	(0.3)
Total research and development expenses	$8.0	$10.1	$(2.1)

General and administrative expenses.  General and administrative expenses increased to $20.1 million for the three months ended March 31, 2017 compared to $17.8 million for the three months ended March 31, 2016. The increase in general and administrative expenses was primarily a result of increased legal and professional fees and personnel costs to support the overall growth of the Company.

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Personnel expenses	$7.8	$7.1	$0.7
Facility and support expenses	4.0	3.8	0.2
Legal and professional fees	3.8	2.8	1.0
Stock-based compensation	3.3	3.1	0.2
Other general and administrative	1.2	1.0	0.2
Total general and administrative expenses	$20.1	$17.8	$2.3

Sales and marketing expenses. Sales and marketing expenses increased to $38.8 million for the three months ended March 31, 2017 compared to $25.7 million for the three months ended March 31, 2016. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the ongoing commercialization of our Cologuard test.

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Direct marketing costs and professional fees	$20.9	$10.9	10.0
Personnel expenses	16.1	13.0	$3.1
Stock-based compensation	1.5	1.5	—
Other sales and marketing	0.3	0.3	—
Total sales and marketing expenses	$38.8	$25.7	$3.1

Investment income.  Investment income increased to $0.6 million for the three months ended March 31, 2017 compared to $0.5 million for the three months ended March 31, 2016.  The increase in investment income was due to a higher average cash and marketable securities balance for the three months ended March 31, 2017 when compared to the same period in 2016.

Interest income and expense. Net interest expense of $50,000 was realized for the three months ended March 31, 2017 compared to net interest expense of $54,000 for the three months ended March 31, 2016. The decrease in net interest expense was primarily related to increased amortization of principal on our building mortgage, which was entered into in June 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public offerings of our common stock and through revenue generated by the sale of Cologuard. As of March 31, 2017, we had approximately $39.2 million in cash and cash equivalents and approximately $235.5 million in marketable securities.

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

Net cash used in operating activities was $33.6 million for the three months ended March 31, 2017 as compared to $42.3 million for the three months ended March 31, 2016. The principal use of cash in operating activities for the three months ended March 31, 2017 was to fund our net loss. Our net loss decreased from the three months ended March 31, 2016 primarily due to increased sales of Cologuard.

Net cash provided by investing activities was $23.9 million for the three months ended March 31, 2017 as compared to $53.2 million for the three months ended March 31, 2016.  The decrease in cash provided by investing activities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $2.7 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

Net cash provided by financing activities was $3,000 for the three months ended March 31, 2017, as compared to $0.2 million for the three months ended March 31, 2016. The decrease in cash provided by financing activities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily the result of lower proceeds from the exercise of common stock options.

We expect that cash and cash equivalents and marketable securities on hand at March 31, 2017 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise additional funds, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

While our significant accounting policies are more fully described in Note 2 of our financial statements included in our 2016 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

Laboratory service revenue. Our laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. We recognize revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  We recognize revenue on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate for each payer. Upon ultimate collection, the amount received from payers where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected requires significant judgment by management, and our judgements will continue to evolve as we gain payment experience with payers and patients.  Historically, in the absence of the ability to reasonably estimate the amount that will ultimately be collected for our services, revenue was recognized upon cash receipt. Effective during the first quarter of 2017, we determined that we had the ability to reasonably estimate the amount that will ultimately be collected from all payers. Accordingly, we now recognize revenue on an accrual basis for all payers.

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

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock and restricted stock units, market measure-based awards and shares purchased under an employee stock purchase plan (“ESPP”) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The following assumptions are used in determining fair value for stock options, restricted stock and ESPP shares:

•

Valuation and Recognition — The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period. The Black-Scholes and Monte Carlo pricing models utilize the following assumptions:

•

Expected Term - Expected term is based on our historical life data and is determined using the average of the vesting period and the contractual life of the stock options granted. Expected life of a market measure-based award is based on the applicable performance period.

•	Expected Volatility - Expected volatility is based on our historical stock volatility data over the expected term of the awards.

•

Risk-Free Interest Rate – We base the risk-free interest rate used in the Black-Scholes and Monte Carlo valuation models on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•

Forfeitures - We adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”) during the three months ended March 31, 2017. With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

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

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the effects that the adoption of Update 2016-02 will have on our consolidated financial statements, and anticipate that the new guidance will impact our consolidated financial statements, as we have several leases.

In March 2016, the Financial Accounting Standards Board issued ASU No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (“Update 2016-09”) as part of its Simplification Initiative.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification in the statements of cash flows.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. We adopted this guidance during the three months ended March 31, 2017. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice.  The amendments in Update 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have evaluated Update 2016-15 and we do not expect the adoption of this guidance to have a material impact on our statements of cash flows.

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“Update 2016-16”). This amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. Update 2016-16 is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We do not anticipate that the adoption of Update 2016-16 will have a significant impact on our consolidated financial statements.

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are Under Common Control, (Update 2016-17”). The amendments in Update 2016-17 change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The adoption of Update 2016-17 did not have an impact on our consolidated financial statements.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The amendments are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the Update 2016-18 should be adopted on a retrospective basis. We do not expect that adoption of this amendment to have a material effect on our consolidated financial statements, as we do not have restricted cash.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (Update 2017-01) in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of Update 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-03, Accounting Changes and Error Corrections, (“Update 2017-03”) which states that an entity should evaluate ASUs, that have been issued but not yet adopted, to determine the effects of those ASUs on the entity’s financial statements when adopted. If the effect is unknown or cannot be reasonably estimated, then additional qualitative disclosures should be considered, including a description of the effect of the accounting policies that the entity expects to apply, if determined, and a comparison to the entity’s current accounting policies, a description of the status of the entity’s process to implement the new standard and the significant implementation matters yet to be addressed. Transition guidance in certain issued but not yet adopted ASUs was updated to reflect Update 2017-03. Other than enhancements to the qualitative disclosures regarding the future adoption of new ASUs, adoption of Update 2017-03 is not expected to have any impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of March 31, 2017 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” on the 2016 Form 10-K.  There have been no material changes to the risk factors described in the 2016 Form 10-K.

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

EXACT SCIENCES CORPORATION

Date: April 27, 2017	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2017	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
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

+Filed herewith