Form 10-Q
period 2017-06-30
EXACT SCIENCES CORP
filed 2017-07-25
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, the registrant had 119,096,437 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$180,407	$48,921
Marketable securities	303,853	262,179
Accounts receivable, net	22,591	8,526
Inventory, net	12,410	6,833
Prepaid expenses and other current assets	6,872	7,114
Total current assets	526,133	333,573
Property and Equipment, at cost:
Computer equipment and computer software	24,802	20,767
Laboratory equipment	18,258	14,749
Leasehold improvements	13,682	13,549
Assets under construction	9,095	6,711
Buildings	4,792	4,792
Furniture and fixtures	2,897	2,515
	73,526	63,083
Less—Accumulated depreciation	(31,478)	(24,941)
Net property and equipment	42,048	38,142
Other long-term assets	14,420	5,325
Total assets	$582,601	$377,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,237	$710
Accrued liabilities	26,935	28,106
Debt, current portion	178	174
Other short-term liabilities	1,943	1,702
Total current liabilities	31,293	30,692
Long-term debt	4,552	4,633
Other long-term liabilities	5,684	5,734
Lease incentive obligation, less current portion	378	686
Total liabilities	41,907	41,745

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—119,048,783 and 110,236,127 shares at June 30, 2017 and December 31, 2016	1,190	1,102
Additional paid-in capital	1,351,836	1,080,432
Accumulated other comprehensive loss	(379)	(418)
Accumulated deficit	(811,953)	(745,821)
Total stockholders’ equity	540,694	335,295
Total liabilities and stockholders’ equity	$582,601	$377,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Laboratory service revenue	$57,646	$21,185	$106,009	$36,020

Cost of sales	17,991	10,097	34,972	19,156
Gross margin	39,655	11,088	71,037	16,864

Operating expenses:
Research and development	9,737	8,640	17,739	18,766
General and administrative	24,609	17,284	44,679	35,108
Sales and marketing	36,728	30,301	75,529	56,012
Total operating expenses	71,074	56,225	137,947	109,886
Loss from operations	(31,419)	(45,137)	(66,910)	(93,022)

Other income (expense)
Investment income	683	425	1,278	891
Interest expense	(54)	(53)	(104)	(107)
Total other income	629	372	1,174	784

Net loss	$(30,790)	$(44,765)	$(65,736)	$(92,238)

Net loss per share—basic and diluted	$(0.27)	$(0.46)	$(0.59)	$(0.95)

Weighted average common shares outstanding—basic and diluted	112,847	97,902	111,721	97,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(30,790)	$(44,765)	$(65,736)	$(92,238)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(37)	82	(42)	555
Foreign currency translation gain (loss)	89	(82)	81	(139)
Comprehensive loss	$(30,738)	$(44,765)	$(65,697)	$(91,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(65,736)	$(92,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	6,756	5,289
Loss on disposal of property and equipment	91	44
Stock-based compensation	12,224	10,607
Amortization of other liabilities	(769)	(445)
Amortization of deferred financing costs	26	26
Amortization of premium on short-term investments	57	346
Amortization of intangible assets	290	100
Changes in assets and liabilities:
Accounts receivable, net	(14,065)	(2,508)
Inventory, net	(5,577)	(1,727)
Prepaid expenses and other current assets	242	80
Accounts payable	1,527	(173)
Accrued liabilities	(268)	2,651
Lease incentive obligation	(308)	(23)
Net cash used in operating activities	(65,510)	(77,971)
Cash flows from investing activities:
Purchases of marketable securities	(188,248)	(6,118)
Maturities of marketable securities	146,475	97,004
Purchases of property and equipment	(8,648)	(6,415)
Purchases of intangible assets	(8,442)	—
Net cash (used in) provided by investing activities	(58,863)	84,471
Cash flows from financing activities:
Proceeds from exercise of common stock options	772	549
Proceeds from sale of common stock, net of issuance costs	253,463	—
Payments on mortgage payable	(86)	(82)
Proceeds in connection with the Company's employee stock purchase plan	1,629	1,047
Net cash provided by financing activities	255,778	1,514

Effects of exchange rate changes on cash and cash equivalents	81	(139)

Net increase in cash and cash equivalents	131,486	7,875
Cash and cash equivalents, beginning of period	48,921	41,135
Cash and cash equivalents, end of period	$180,407	$49,010
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$2,105	$1,055
Unrealized gain (loss) on available-for-sale investments	$(42)	$555
Issuance of 158,717 and 341,507 shares of common stock to fund the Company’s 401(k) matching contribution for 2016 and 2015, respectively	$3,008	$2,151
Interest paid	$101	$105

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (“Exact” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. The Company has developed an accurate, non-invasive, patient-friendly screening test called Cologuard® for the early detection of colorectal cancer and pre-cancer, and is currently working on the development of tests for other types of cancer.

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

At June 30, 2017 and December 31, 2016, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate, in order to support its current operations (including those with a contractual term greater than one year from the date of purchase), are classified as current. All of the Company’s investments are considered current. There were no realized losses for the six months ended June 30, 2017 and 2016. Realized gains were $10,000 and $18,000 for the six months ended June 30, 2017 and 2016, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the six months ended June 30, 2017, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at June 30, 2017 consisted of the following:

	June 30, 2017
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$135,469	$11	$(71)	$135,409
Asset backed securities	94,705	2	(58)	94,649
U.S. government agency securities	62,964	—	(144)	62,820
Commercial paper	7,175	—	(1)	7,174
Certificates of deposit	3,800	1	—	3,801
Total available-for-sale securities	$304,113	$14	$(274)	$303,853

Available-for-sale securities at December 31, 2016 consisted of the following:

	December 31, 2016
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$137,013	$17	$(93)	$136,937
Asset backed securities	55,667	3	(30)	55,640
U.S. government agency securities	49,591	3	(120)	49,474
Commercial paper	19,069	8	(1)	19,076
Certificates of deposit	1,053	—	(1)	1,052
Total available-for-sale securities	$262,393	$31	$(245)	$262,179

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2017 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2016	$(204)	$(214)	$(418)
Other comprehensive loss before reclassifications	81	(38)	43
Amounts reclassified from accumulated other comprehensive loss	—	(4)	(4)
Net current period change in accumulated other comprehensive loss	81	(42)	39
Balance at June 30, 2017	$(123)	$(256)	$(379)

The amounts recognized in AOCI for the six months ended June 30, 2016 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2015	$11	$(444)	$(433)
Other comprehensive (loss) income before reclassifications	(139)	516	377
Amounts reclassified from accumulated other comprehensive loss	—	39	39
Net current period change in accumulated other comprehensive (loss) income	(139)	555	416
Balance at June 30, 2016	$(128)	$111	$(17)

Amounts reclassified from AOCI for the six months ended June 30, 2017 and 2016 were as follows:

	Affected Line Item in the	Six Months Ended June 30,
Details about AOCI Components (In thousands)	Statement of Operations	2017	2016
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$(4)	$39
Total reclassifications		$(4)	$39

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

At June 30, 2017, the Company had $9.1 million of assets under construction which consisted of $1.2 million related to leasehold improvements, $2.7 million related to computer equipment and computer software projects and $5.2 million related to machinery and equipment. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $13.2 million to complete the leasehold improvements, $0.3 million to complete the computer equipment and computer software projects, and $10.6 million to complete the machinery and equipment. These projects are expected to be completed in 2017 and 2018. There were no impairment losses for the periods ended June 30, 2017 and December 31, 2016.

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

Patent Costs and Intangible Assets

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit to be derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the six months ended June 30, 2017 should be expensed and not capitalized as the future economic benefit to be derived from the transactions cannot be determined.

Under a technology license and royalty agreement entered into with MDxHealth (“MDx”), dated July 26, 2010 (as subsequently amended, the “License Agreement”), the Company was required to pay MDx milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone occurred or was considered probable, an intangible asset and corresponding liability was reported in other long-term assets and accrued liabilities, respectively. The intangible asset is being amortized over the estimated ten-year useful life of the licensed intellectual property through 2024, and such amortization is reported in cost of sales. The liability was relieved once the milestone was achieved and payment was made. Payment for all remaining milestones under the License Agreement was made as part of the Royalty Buy-Out agreement outlined below.

Effective April 25, 2017, the Company and MDx entered into a Royalty Buy-Out Agreement (“Royalty Buy-Out Agreement”), which terminated the License Agreement.  Pursuant to the Royalty Buy-Out Agreement, the Company paid MDx a one-time fee of $8.0 million in exchange for an assignment of certain patents covered by the License Agreement and the elimination of all ongoing royalties and other payments by the Company to MDx under the License Agreement.  Also included in the Royalty Buy-Out Agreement is a mutual release of liabilities, which includes all amounts previously accrued under the License Agreement.  Concurrently with entering into the Royalty Buy-Out Agreement, the Company entered into a Patent Purchase Agreement (“Patent Purchase Agreement”) with MDx under which it paid MDx an additional $7.0 million in exchange for the assignment of certain other patent rights that were not covered by the License Agreement. The total $15.0 million paid by the Company pursuant to the Royalty Buy-Out Agreement and Patent Purchase Agreement, net of liabilities relieved of $6.6 million, was recorded as an intangible asset and is being amortized over the estimated ten-year useful life of the licensed intellectual property, and such amortization is reported in cost of sales. The $6.6 million of liabilities relieved were related to historical milestones and accrued royalties under the License Agreement.

As of June 30, 2017, an intangible asset of $9.7 million related to historical milestone payments made under the License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in other long-term assets.  As of December 31, 2016, an intangible asset of $1.6 million and a liability of $1.3 million related to historical milestone payments made under the License Agreement, were reported in other long-term assets and accrued liabilities, respectively.  Amortization expense was $0.2 million and $0.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively.  Amortization expense was $0.3 million and $0.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

The estimated remaining useful life of the intangible asset is seven years. The table below represents future amortization expense as of June 30, 2017:

(In thousands)
2017	$669
2018	1,338
2019	1,338
2020	1,338
2021	1,338
Thereafter	3,680
$9,701

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for the periods ended June 30, 2017 and December 31, 2016.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2017	2016
Shares issuable upon exercise of stock options	3,513	5,181
Shares issuable upon the release of restricted stock awards	5,424	5,977
	8,937	11,158

Revenue Recognition

Laboratory Service Revenue. The Company’s laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. The Company recognizes revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  The Company recognizes revenue on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated aggregate reimbursement rate from payers and patients. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected requires significant judgment by management, and the Company’s judgments will continue to evolve as it gains payment experience with payers and patients.  Historically, in the absence of the ability to reasonably estimate the amount that will ultimately be collected for services, revenue was recognized upon cash receipt. Effective during the first quarter of 2017, the Company determined that it had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, the Company now recognizes revenue on an accrual basis for all billed claims.

The components of laboratory service revenue, as recognized upon accrual or cash receipt, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue recognized on an accrual basis	$57,646	$19,579	$101,500	$33,255
Revenue recognized when cash is received	—	1,606	4,509	2,765
Total	$57,646	$21,185	$106,009	$36,020

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

Inventory consists of the following:

	June 30,	December 31,
(In thousands)	2017	2016
Raw materials	$5,009	$2,408
Semi-finished and finished goods	7,401	4,425
Total inventory	$12,410	$6,833

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

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015 and 2016. The Company paid MAYO the 2017 installment in December 2016. The Company records the $1.0 million installments to prepaid expenses and other current assets and amortizes each installment over a twelve-month period commencing on February 1 of each year. For the three and six months ended June 30, 2017 and 2016 the Company has recorded $0.3 million and $0.5 million in amortization of the installments, respectively.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company incurred charges of $1.1 million and $2.2 million for the three and six months ended June 30, 2017, respectively. The Company made payments of $0.5 million and $1.8 million for the three and six months ended June 30, 2017, respectively. The Company recorded an estimated liability of $1.2 million for research and development efforts as of June 30, 2017. The Company incurred charges of $0.8 million and $1.8 million for the three and six months ended June 30, 2016, respectively. The Company made payments of $1.3 million and $2.4 million for the three and six months ended June 30, 2016, respectively. The Company recorded an estimated liability of $0.7 million for research and development efforts as of June 30, 2016.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective April 28, 2015), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $6.1 million and $12.2 million in stock-based compensation expense during the three and six months ended June 30, 2017, respectively. The Company recorded $4.5 million and $10.6 million in stock-based compensation expense during the three and six months ended June 30, 2016, respectively.

Determining Fair Value

Valuation and Recognition – The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period. For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are re-measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation expense over the requisite service period, generally the vesting period. The Black-Scholes and Monte Carlo pricing models utilize the following assumptions:

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

Forfeitures – Beginning in 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Option Plan Shares
Risk-free interest rates	2.13%	1.48% - 1.69%	2.13%	1.48% - 1.69%
Expected term (in years)	6.59	6.25 - 6.74	6.59	6.25 - 6.74
Expected volatility	62.9%	58.9% - 59.4%	62.9%	58.9% - 59.4%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of options granted during the period	$ 13.20	$ 3.17	$ 13.20	$ 3.17
Market Measure-Based Shares
Risk-free interest rates	(1)	0.91%	(1)	0.91%
Expected term (in years)	(1)	2.84	(1)	2.84
Expected volatility	(1)	68.3%	(1)	68.3%
Dividend yield	(1)	0%	(1)	0%
Weighted average fair value per share of stock purchase rights granted during the period	(1)	$ 2.32	(1)	$ 2.32
ESPP Shares
Risk-free interest rates	0.98% - 1.28%	0.41% - 0.8%	0.98% - 1.28%	0.41% - 0.8%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	66.4% - 85.5%	70.1% - 92.7%	66.4% - 85.5%	70.1% - 92.7%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$ 13.05	$ 3.08	$ 13.05	$ 3.08

(1)	The Company did not issue market measure-based shares during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2017	3,505,481	$7.00	5.5
Granted	125,978	21.68
Exercised	(108,205)	7.16
Forfeited	(10,035)	14.48
Outstanding, June 30, 2017	3,513,219	$7.50	5.2	$97,900
Exercisable, June 30, 2017	2,551,473	$6.17	4.0	$74,503

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $35.37 market price of the Company’s common stock at June 30, 2017.  The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $2.6 million and $4.6 million, respectively.

As of June 30, 2017, there was $49.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 2.7 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the six months ended June 30, 2017 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2017	5,601,316	$9.19
Granted	915,492	23.26
Released	(839,252)	12.38
Forfeited	(253,133)	18.79
Outstanding, June 30, 2017	5,424,423	$10.80

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $4.6 million and $4.7 million as of June 30, 2017 and December 31, 2016, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of June 30, 2017 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at June 30, 2017 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$53,576	$53,576	$—	$—
Commercial paper	18,036	—	18,036	—
U.S. government agency securities	108,795	—	108,795	—
Available-for-sale
Marketable securities
Corporate bonds	135,409	—	135,409	—
Asset backed securities	94,649	—	94,649	—
U.S. government agency securities	62,820	—	62,820	—
Commercial paper	7,174	—	7,174	—
Certificates of deposit	3,801	—	3,801	—
Total	$484,260	$53,576	$430,684	$—

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

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of June 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2017
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$107,621	$(71)	$—	$—	$107,621	$(71)
Asset backed securities	92,296	(58)	—	—	92,296	(58)
Commercial Paper	25,210	(1)	—	—	25,210	(1)
U.S. government agency securities	62,820	(144)	—	—	62,820	(144)
Total	$287,947	$(274)	$—	$—	$287,947	$(274)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at June 30, 2017:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$97,735	$97,681	$37,734	$37,728
U.S. government agency securities	38,033	37,948	24,931	24,872
Commercial paper	7,175	7,174	—	—
Certificates of deposit	1,801	1,801	1,999	2,000
Asset backed securities	38	38	94,667	94,611
Total	$144,782	$144,642	$159,331	$159,211

(6) NEW MARKET TAX CREDIT

As more fully described in the 2016 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2017, respectively. At June 30, 2017, the remaining balance of $1.5 million is included in Other Long-Term Liabilities. The Company recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2016, respectively. At June 30, 2016, the remaining balance of $1.9 million was included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the agreements.

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

Additionally, the Company has recorded $73,000 in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. The Company has recorded $4,000 and $9,000 in amortization of mortgage issuance costs for each of the three and six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the Company has earned $5.9 million of tax credits and has received payment of $1.1 million from the WEDC. The unpaid portion is $4.8 million, of which $1.3 million is reported in prepaid expenses and other current assets and $3.5 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of June 30, 2017, the Company also has recorded a $1.3 million liability in other short-term liabilities and a $3.1 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three and six months ended June 30, 2017, the Company amortized $0.3 million and $0.6 million, respectively, of the tax credits earned as a reduction of operating expenses. During the three and six months ended June 30, 2016, the Company amortized $0.2 million and $0.3 million, respectively, of the tax credits earned as a reduction of operating expenses.

(9) ISSUANCE OF EQUITY

On June 7, 2017, the Company completed an underwritten public offering of 7,000,000 shares of common stock at a price to the public of $35.00 per share. On June 26, 2017, the underwriters partially exercised their over-allotment option in connection with the offering and purchased an additional 450,000 shares of common stock at a price to the public of $35.00 per share. The Company received, in the aggregate, approximately $253.4 million of net proceeds from the offering, after deducting $7.3 million for the underwriting discount and commissions and other stock issuance costs paid by the Company.

(10) RELATED PARTY TRANSACTION

In May 2017, the Company entered into a professional services agreement for recruiting and related services with a firm whose principal is a non-employee director. In accordance with the agreement, the Company is expected to make cash payments totaling up to an aggregate of $0.4 million under the agreement during 2017 and 2018. The Company incurred charges of $0.1 million for the three and six months ended June 30, 2017. The Company made payments of $0.1 million for the three and six months ended June 30, 2017.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2017, the Financial Accounting Standards Board issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, (“Update 2017-09”). Update 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in Update 2017-09 are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in Update 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payer reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover Cologuard and reimburse us for our performance of the Cologuard test;  the amount and nature of competition from other cancer screening products and services; the effects of the adoption, modification or repeal of any healthcare reform law, rule, order, interpretation or policy; the effects of changes in healthcare pricing, coverage and reimbursement; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the 2016 Form 10‑K and subsequently filed Quarterly Report(s) on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient-friendly screening test called Cologuard, for the early detection of colorectal cancer and pre-cancer, and we are currently working on the development of additional tests for other types of cancer, with the goal of becoming a leader in cancer diagnostics.

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

Our Cologuard test is a non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Eleven biomarkers are targeted that have been shown to be strongly associated with colorectal cancer and pre-cancer. Methylation, mutation, and hemoglobin results are combined in the laboratory analysis through a proprietary algorithm to provide a single positive or negative reportable result.

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

Many professional colorectal cancer screening guidelines in the U.S., including those of the ACS, the American College of Gastroenterology (“ACG”), the American Gastroenterological Association (“AGA”) and the National Comprehensive Cancer Network (“NCCN”), recommend regular screening by a variety of methods.  Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS have included sDNA screening technology as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older.  In October 2014, the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended sDNA screening test.  In June 2016, the NCCN updated its Colorectal Cancer Screening Guidelines to add sDNA screening, at a once-every-three-years interval, to its list of recommended screening tests.

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

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This customer-service-oriented activity is focused on helping patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients in the United States. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. In 2016 we began a national television advertising campaign. To date, we have focused our efforts on cable television most commonly viewed by our target patient demographic. In 2017, we plan to continue our targeted direct-to-patient advertising initiatives and during the second quarter of 2017 we launched new content for our television advertising campaign, which continues to focus on the ease of use of Cologuard.

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

In the 2017 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $512.43. Payments from CMS are currently subject to sequestration. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), we anticipate that, effective January 1, 2018, the CMS reimbursement rate for Cologuard will be calculated based on the volume-weighted median of private payer rates for Cologuard. The initial data collection period for that purpose was the period between January 1, 2016 and June 30, 2016. The CMS reimbursement rate will subsequently be reset every three years, or every year if the Company applies for, and is granted, Advanced Diagnostic Laboratory Test (“ADLT”) status for Cologuard, based on the volume-weighted median of private payer rates experienced in the applicable six-month data collection period. We submitted data for the initial collection period in March 2017, and our data submission will be subject to review by CMS prior to the finalization of the new reimbursement rate for Cologuard. We currently do not anticipate applying to CMS for ADLT status for Cologuard. Therefore, we anticipate that Cologuard will be treated as a Clinical Diagnostic Laboratory Test (“CDLT”) and that its pricing under PAMA will be established for three-year periods.

In addition to Medicare reimbursement, we believe it is necessary to secure favorable coverage and in-network reimbursement agreements from commercial payers for Cologuard to achieve its full commercial potential. Some commercial payers have issued positive coverage decisions for Cologuard and others have agreed to cover Cologuard as an in-network service. We believe that commercial payers’ reimbursement of Cologuard will depend on a number of factors, including payers’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Also, some payers may require that they give prior authorization for a Cologuard test before they are willing to pay for it and other payers may perform post-payment reviews or audits, which could lead to payment recoupments. Prior authorizations and post-payment review or audits may require that we, patients, or physicians provide the payer with extensive medical records and other information.

Coverage of Cologuard may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. For example, Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate will require certain health insurers to cover Cologuard without patient cost-sharing (following an initial phase-in period between one and two years from the date of the updated USPSTF recommendation statement depending on the date a given plan year commences), it is possible that certain health insurers will disagree, in which case courts and/or governmental agencies may need to resolve the matter. It is also possible that the ACA Mandate will be repealed or significantly modified in the future.

Similarly, we believe the laws of approximately 30 states currently mandate coverage of Cologuard by certain health insurance plans. While some insurers have agreed with our interpretation with regard to certain states, other insurers have disagreed with regard to other states. In some cases, we have filed lawsuits in an effort to enforce state laws we believe require coverage of Cologuard, and we may file additional suits in the future. We may or may not be successful in any such lawsuit.

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

Our Clinical Lab Facility

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 50,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year. We are currently exploring opportunities to increase our capacity to two million or more tests per year at our existing lab facility, which includes expanding our current lab facility. We are also evaluating options for a second lab facility to increase our total capacity to more than four million tests per year.

Product Pipeline

We also are developing a pipeline of potential future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”), our development partner for Cologuard, on developing new tests, with the goal of becoming a leader in cancer diagnostics. We believe Cologuard’s technological platform provides a strong foundation for the development of additional cancer diagnostic tests. Through our collaboration with MAYO, we have identified proprietary methylation markers for several major cancers. We have successfully performed validation studies on tissue samples for seven major cancers, including lung cancer, and on blood samples for four major cancers.

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

How We Recognize Revenue

For tests performed where we have an agreed-upon reimbursement rate or where we can estimate the amount that we will ultimately collect at the time delivery is complete, we recognize the related revenue on an accrual basis upon delivery of a test result to an ordering physician. Accrual rates are based on the established billing rates less contractual and other adjustments, which yields the amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, the existence of secondary payers and claim denials. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.  Finally, should we recognize revenue from claims on an accrual basis and later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.  Historically, a portion of our revenue was recognized upon cash receipt when we were unable to reasonably estimate the amount that would ultimately be collected from a payer. Effective during the first quarter of 2017, we determined that we had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, we now recognize revenue on an accrual basis for all billed claims.

Our average reimbursement per test, as further defined below, was approximately $423 and $386 through June 30, 2017 and 2016, respectively. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, including medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for all tests that are at least six months old, since it can take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test represents the total cash collected through June 30, 2017 and 2016 for all tests performed during the relevant periods divided by the number of tests performed during those same periods.

The components of our revenue, as recognized upon accrual or cash receipt, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Revenue recognized on an accrual basis	$57,646	$19,579	$101,500	$33,255
Revenue recognized when cash is received	—	1,606	4,509	2,765
Total	$57,646	$21,185	$106,009	$36,020

Of the revenue recognized in the six months ended June 30, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting the Company’s revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which our accrual revenue recognition criteria were not met until 2017.

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

Results of Operations

We have generated significant losses since inception and, as of June 30, 2017, we had an accumulated deficit of approximately $812.0 million. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. For the three months ended June 30, 2017 and 2016, we completed approximately 135,000 and 54,000 Cologuard tests, respectively, and generated laboratory service revenue of $57.6 million and $21.2 million, respectively. For the six months ended June 30, 2017 and 2016, the Company completed approximately 235,000 and 94,000 Cologuard tests, respectively, and generated laboratory service revenue of $106.0 million and $36.0 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests and an increase in average revenue recognized per test during the current period.

Our Cost Structure.  Our selling, general and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.

Cost of sales includes costs related to inventory production and usage, shipment of test collection kits, royalties and the cost of laboratory services to process tests and provide results to physicians. We incur expense for tests in the period in which the activities occur, therefore, gross margin as a percentage of laboratory service revenue may vary due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our laboratory services will continue to fluctuate and be affected by Cologuard test volume, operating efficiencies, patient compliance rates, payer mix, the levels of reimbursement, and payment patterns of payers and patients.

Cost of Sales. Cost of sales increased to $18.0 million for the three months ended June 30, 2017 compared to $10.1 million for the three months ended June 30, 2016. Cost of sales increased to $35.0 million for the six months ended June 30, 2017 compared to $19.2 million for the six months ended June 30, 2016. The increase in cost of sales is primarily due to the increase in completed Cologuard tests. The Company completed approximately 135,000 and 54,000 Cologuard tests for the three months ended June 30, 2017 and 2016, respectively. The Company completed approximately 235,000 and 94,000 Cologuard tests for the six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,
(In millions)	2017	2016	Change
Production costs	$13.1	$6.4	$6.7
Personnel expenses	2.7	1.8	0.9
Facility and support expenses	1.7	1.7	—
Stock-based compensation	0.4	0.2	0.2
Other cost of sales	0.1	—	0.1
Total cost of sales expenses	$18.0	$10.1	$7.9

	Six Months Ended June 30,
(In millions)	2017	2016	Change
Production costs	$25.4	$11.8	$13.6
Personnel expenses	5.1	3.6	1.5
Facility and support expenses	3.7	3.2	0.5
Stock-based compensation	0.7	0.5	0.2
Other cost of sales	0.1	0.1	—
Total cost of sales expenses	$35.0	$19.2	$15.8

Research and development expenses. Research and development expenses increased to $9.7 million for the three months ended June 30, 2017 compared to $8.6 million for the three months ended June 30, 2016. Research and development expenses decreased to $17.7 million for the six months ended June 30, 2017 compared to $18.8 million for the six months ended June 30, 2016. The increase in research and development expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to an increase in personnel costs due to an increased headcount and an increase in direct research and development expenses for our pipeline. The decrease in research and development expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was due to a reduction in direct research and development expenses as a result of one-time validation charges that were incurred in 2016.

	Three Months Ended June 30,
(In millions)	2017	2016	Change
Direct research and development expenses	$4.0	$3.8	$0.2
Personnel expenses	3.3	3.0	0.3
Stock-based compensation	1.3	0.9	0.4
Other research and development	0.6	0.5	0.1
Legal and professional fees	0.5	0.4	0.1
Total research and development expenses	$9.7	$8.6	$1.1

	Six Months Ended June 30,
(In millions)	2017	2016	Change
Direct research and development expenses	$7.1	$8.2	$(1.1)
Personnel expenses	6.4	6.3	0.1
Stock-based compensation	2.3	2.1	0.2
Other research and development	1.0	1.1	(0.1)
Legal and professional fees	0.9	1.1	(0.2)
Total research and development expenses	$17.7	$18.8	$(1.1)

General and administrative expenses.  General and administrative expenses increased to $24.6 million for the three months ended June 30, 2017 compared to $17.3 million for the three months ended June 30, 2016. General and administrative expenses increased to $44.7 million for the six months ended June 30, 2017 compared to $35.1 million for the six months ended June 30, 2016. The increase in general and administrative expenses was primarily a result of increased legal and professional fees and personnel costs to support the overall growth of the Company.

	Three Months Ended June 30,
(In millions)	2017	2016	Change
Personnel expenses	$9.0	$6.9	$2.1
Professional and legal fees	5.8	3.6	2.2
Facility and support expenses	4.6	2.9	1.7
Stock-based compensation	3.1	3.0	0.1
Other general and administrative	2.1	0.9	1.2
Total general and administrative expenses	$24.6	$17.3	$7.3

	Six Months Ended June 30,
(In millions)	2017	2016	Change
Personnel expenses	$16.8	$14.1	$2.7
Professional and legal fees	9.9	7.2	2.7
Facility and support expenses	8.3	5.9	2.4
Stock-based compensation	6.3	6.0	0.3
Other general and administrative	3.4	1.9	1.5
Total general and administrative expenses	$44.7	$35.1	$9.6

Sales and marketing expenses. Sales and marketing expenses increased to $36.7 million for the three months ended June 30, 2017 compared to $30.3 million for the three months ended June 30, 2016. Sales and marketing expenses increased to $75.5 million for the six months ended June 30, 2017 compared to $56.0 million for the six months ended June 30, 2016. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the ongoing commercialization of our Cologuard test.

	Three Months Ended June 30,
(In millions)	2017	2016	Change
Direct marketing costs and professional fees	$19.0	$14.6	$4.4
Personnel expenses	16.1	15.0	1.1
Stock-based compensation	1.3	0.5	0.8
Other sales and marketing	0.3	0.2	0.1
Total sales and marketing expenses	$36.7	$30.3	$6.4

	Six Months Ended June 30,
(In millions)	2017	2016	Change
Direct marketing costs and professional fees	$39.9	$25.7	$14.2
Personnel expenses	32.1	27.9	4.2
Stock-based compensation	2.8	2.0	0.8
Other sales and marketing	0.7	0.4	0.3
Total sales and marketing expenses	$75.5	$56.0	$19.5

Investment income.  Investment income increased to $0.7 million for the three months ended June 30, 2017 compared to $0.4 million for the three months ended June 30, 2016.  Investment income increased to $1.3 million for the six months ended June 30, 2017 compared to $0.9 million for the six months ended June 30, 2016. The increase in investment income was due to an increase in the average cash and marketable securities balance and an increase in the average rate of return on investments for the three and six months ended June 30, 2017 when compared to the same periods in 2016.

Interest income and expense. Net interest expense of $54,000 was realized for the three months ended June 30, 2017 compared to net interest expense of $53,000 for the three months ended June 30, 2016. Net interest expense of $0.1 million was realized for each of the six months ended June 30, 2017 and June 30, 2016. Interest expense is related to the mortgage on one of our facilities in Madison, WI which was entered into in June 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings of our common stock and through revenue generated by the sale of Cologuard. As of June 30, 2017, we had approximately $180.4 million in cash and cash equivalents and approximately $303.9 million in marketable securities.

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

Net cash used in operating activities was $65.5 million for the six months ended June 30, 2017 as compared to $78.0 million for the six months ended June 30, 2016. The principal use of cash in operating activities for the six months ended June 30, 2017 was to fund our net loss. Our net loss decreased from the six months ended June 30, 2016 primarily due to increased sales of Cologuard.

Net cash used in investing activities was $58.9 million for the six months ended June 30, 2017 as compared to net cash provided by investing activities of $84.5 million for the six months ended June 30, 2016.  The increase in cash used in investing activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities consisted of purchases of property and equipment of $8.6 million and purchases of intangible assets of $8.4 million for the six months ended June 30, 2017 compared to purchases to property and equipment of $6.4 million and no purchase of intangible assets for the six months ended June 30, 2016. The intangible asset purchase during the six months ended June 30, 2017 was the result of the royalty buy-out and patent purchase from MDx Health in April 2017. The property and equipment purchases during the six months ended June 30, 2017 were primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and assets under construction in order to continue to scale-up our operations.

Net cash provided by financing activities was $255.8 million for the six months ended June 30, 2017, as compared to $1.5 million for the six months ended June 30, 2016. The increase in cash provided by financing activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily the result of proceeds from our issuance of common stock in an underwritten public offering in June 2017.

We expect that cash and cash equivalents and marketable securities on hand at June 30, 2017 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise additional funds, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

Revenue Recognition

Laboratory service revenue. Our laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. We recognize revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  We recognize revenue on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated aggregate reimbursement rate from payers and patients. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected requires significant judgment by management, and our judgements will continue to evolve as we gain payment experience with payers and patients.  Historically, in the absence of the ability to reasonably estimate the amount that will ultimately be collected for our services, revenue was recognized upon cash receipt. Effective during the first quarter of 2017, we determined that we had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, we now recognize revenue on an accrual basis for all billed claims.

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

Stock-Based Compensation.  In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock and restricted stock units, market measure-based awards and shares purchased under an employee stock purchase plan (“ESPP”) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The following assumptions are used in determining fair value for stock options, restricted stock and ESPP shares:

•

Valuation and Recognition — The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period. For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is the earliest. Accordingly, non-employee awards are re-measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation expense over the requisite service period, generally the vesting period. The Black-Scholes and Monte Carlo pricing models utilize the following assumptions:

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

•

Forfeitures – Beginning in 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

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

In May 2017, the Financial Accounting Standards Board issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, (“Update 2017-09”). Update 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in Update 2017-09 are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in Update 2017-09 should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact of this amendment on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of June 30, 2017 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

EXACT SCIENCES CORPORATION

Date: July 25, 2017	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2017	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812), filed on October 27, 2000, and incorporated herein by reference)

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix B to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders, filed on June 20, 2014, and incorporated herein by reference)

3.3

Second Amended and Restated By-Laws of the Registrant, dated October 27, 2015 (previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 and incorporated herein by reference)

10.1

Royalty Buy-Out Agreement between MDxHealth S.A. and Exact Sciences Corporation, dated April 25, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference)

31.1+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

31.2+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data Files

+Filed herewith