Form 10-Q
period 2017-09-30
EXACT SCIENCES CORP
filed 2017-10-30
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the registrant had 119,730,401 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$50,837	$48,921
Marketable securities	411,684	262,179
Accounts receivable, net	24,553	8,526
Inventory, net	18,064	6,833
Prepaid expenses and other current assets	8,551	7,114
Total current assets	513,689	333,573
Property and Equipment, at cost:
Computer equipment and computer software	27,374	20,767
Laboratory equipment	20,352	14,749
Leasehold improvements	14,200	13,549
Assets under construction	20,868	6,711
Buildings	4,792	4,792
Furniture and fixtures	3,156	2,515
	90,742	63,083
Less—Accumulated depreciation	(35,036)	(24,941)
Net property and equipment	55,706	38,142
Other long-term assets, net	17,784	5,325
Total assets	$587,179	$377,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,774	$710
Accrued liabilities	38,390	28,106
Debt, current portion	180	174
Other short-term liabilities	2,345	1,702
Total current liabilities	49,689	30,692
Long-term debt	4,511	4,633
Other long-term liabilities	5,611	5,734
Lease incentive obligation, less current portion	224	686
Total liabilities	60,035	41,745

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—119,590,733 and 110,236,127 shares at September 30, 2017 and December 31, 2016	1,196	1,102
Additional paid-in capital	1,365,112	1,080,432
Accumulated other comprehensive loss	(314)	(418)
Accumulated deficit	(838,850)	(745,821)
Total stockholders’ equity	527,144	335,295
Total liabilities and stockholders’ equity	$587,179	$377,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Laboratory service revenue	$72,574	$28,115	$178,583	$64,135

Cost of sales	20,729	12,174	55,701	31,330
Gross margin	51,845	15,941	122,882	32,805

Operating expenses:
Research and development	11,725	7,625	29,464	26,391
General and administrative	30,763	20,292	75,442	55,400
Sales and marketing	37,768	26,308	113,297	82,320
Total operating expenses	80,256	54,225	218,203	164,111
Loss from operations	(28,411)	(38,284)	(95,321)	(131,306)

Other income (expense)
Investment income	1,334	535	2,612	1,426
Interest expense	(51)	(54)	(155)	(161)
Total other income	1,283	481	2,457	1,265

Net loss before tax	(27,128)	(37,803)	(92,864)	(130,041)

Income tax benefit	231	—	231	—

Net loss	$(26,897)	$(37,803)	$(92,633)	$(130,041)

Net loss per share—basic and diluted	$(0.23)	$(0.36)	$(0.81)	$(1.30)

Weighted average common shares outstanding—basic and diluted	119,215	104,807	114,246	100,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(26,897)	$(37,803)	$(92,633)	$(130,041)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	49	(145)	7	410
Foreign currency translation gain (loss)	16	(25)	97	(164)
Comprehensive loss	$(26,832)	$(37,973)	$(92,529)	$(129,795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(92,633)	$(130,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	10,507	8,237
Loss on disposal of property and equipment	301	101
Deferred tax benefit	(231)	—
Stock-based compensation	23,002	16,773
Amortization of other liabilities	(1,199)	(713)
Amortization of deferred financing costs	40	40
Amortization of premium on short-term investments	56	412
Amortization of intangible assets	645	150
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(15,663)	(2,930)
Inventory, net	(11,231)	(989)
Prepaid expenses and other current assets	(1,391)	1,702
Accounts payable	8,022	(973)
Accrued liabilities	9,306	5,453
Other short-term liabilities	(29)	—
Lease incentive obligation	(462)	(159)
Net cash used in operating activities	(70,960)	(102,937)
Cash flows from investing activities:
Purchases of marketable securities	(345,039)	(151,456)
Maturities of marketable securities	195,485	142,813
Purchases of property and equipment	(24,442)	(12,166)
Business acquisition, net of cash acquired	(2,996)	—
Internally developed software	(25)	—
Purchased intangible assets	(8,442)	—
Net cash used in investing activities	(185,459)	(20,809)
Cash flows from financing activities:
Proceeds from exercise of common stock options	3,350	1,049
Proceeds from sale of common stock, net of issuance costs	253,389	144,247
Payments on mortgage payable	(130)	(124)
Proceeds in connection with the Company's employee stock purchase plan	1,629	1,048
Net cash provided by financing activities	258,238	146,220

Effects of exchange rate changes on cash and cash equivalents	97	(164)

Net increase in cash and cash equivalents	1,916	22,310
Cash and cash equivalents, beginning of period	48,921	41,135
Cash and cash equivalents, end of period	$50,837	$63,445
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$3,930	$549
Unrealized gain on available-for-sale investments	$7	$410
Issuance of 158,717 and 341,507 shares of common stock to fund the Company’s 401(k) matching contribution for 2016 and 2015, respectively	$3,008	$2,151
Interest paid	$151	$157

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

Basis of Presentation

The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, CG Growth, LLC, Sampleminded, Inc., Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K (the “2016 Form 10-K”). These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2016 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, CG Growth, LLC, Sampleminded, LLC, Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

At September 30, 2017 and December 31, 2016, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate, in order to support its current operations (including those with a contractual term greater than one year from the date of purchase), are classified as current. All of the Company’s investments are considered current. There were no realized losses for the nine months ended September 30, 2017 and 2016. Realized gains were $17,000 and $21,000 for the nine months ended September 30, 2017 and 2016, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the nine months ended September 30, 2017, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at September 30, 2017 consisted of the following:

	September 30, 2017
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$213,058	$27	$(80)	$213,005
Asset backed securities	101,167	2	(56)	101,113
U.S. government agency securities	64,972	—	(103)	64,869
Commercial paper	20,894	2	(1)	20,895
Certificates of deposit	11,800	2	—	11,802
Total available-for-sale securities	$411,891	$33	$(240)	$411,684

Available-for-sale securities at December 31, 2016 consisted of the following:

	December 31, 2016
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$137,013	$17	$(93)	$136,937
Asset backed securities	55,667	3	(30)	55,640
U.S. government agency securities	49,591	3	(120)	49,474
Commercial paper	19,069	8	(1)	19,076
Certificates of deposit	1,053	—	(1)	1,052
Total available-for-sale securities	$262,393	$31	$(245)	$262,179

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2017 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2016	$(204)	$(214)	$(418)
Other comprehensive loss before reclassifications	97	(3)	94
Amounts reclassified from accumulated other comprehensive loss	—	10	10
Net current period change in accumulated other comprehensive loss	97	7	104
Balance at September 30, 2017	$(107)	$(207)	$(314)

The amounts recognized in AOCI for the nine months ended September 30, 2016 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2015	$11	$(444)	$(433)
Other comprehensive (loss) income before reclassifications	(164)	346	182
Amounts reclassified from accumulated other comprehensive loss	—	64	64
Net current period change in accumulated other comprehensive (loss) income	(164)	410	246
Balance at September 30, 2016	$(153)	$(34)	$(187)

Amounts reclassified from AOCI for the nine months ended September 30, 2017 and 2016 were as follows:

	Affected Line Item in the	Nine Months Ended September 30,
Details about AOCI Components (In thousands)	Statement of Operations	2017	2016
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$10	$64
Total reclassifications		$10	$64

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

At September 30, 2017, the Company had $20.9 million of assets under construction which consisted of $10.0 million related to machinery and equipment, $8.0 million related to buildings and leasehold improvements, $2.7 million related to computer equipment and computer software projects and $0.2 million related to furniture and fixtures. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $8.4 million to complete the machinery and equipment, $11.9 million to complete the building and leasehold improvements, and minimal costs to complete the computer equipment and computer software projects and furniture and fixtures. These projects are expected to be completed in 2017 and 2018. There were no impairment losses for the periods ended September 30, 2017 and December 31, 2016.

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

Patent Costs and Intangible Assets

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit to be derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the nine months ended September 30, 2017 should be expensed and not capitalized as the future economic benefit to be derived from the transactions cannot be determined.

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

As of September 30, 2017, an intangible asset of $9.4 million related to historical milestone payments made under the License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in other long-term assets.  As of December 31, 2016, an intangible asset of $1.6 million and a liability of $1.3 million related to historical milestone payments made under the License Agreement, were reported in other long-term assets and accrued liabilities, respectively.  Amortization expense was $0.3 million and $0.1 million for the three months ended September 30, 2017 and September 30, 2016, respectively.  Amortization expense was $0.6 million and $0.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

The estimated remaining useful life of the intangible asset is seven years. The table below represents future amortization expense as of September 30, 2017:

(In thousands)
2017	$335
2018	1,338
2019	1,338
2020	1,338
2021	1,338
Thereafter	3,680
$9,367

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for the periods ended September 30, 2017 and December 31, 2016.

Goodwill and Other Intangible Assets

Goodwill

As more fully described in Note 11, during the third quarter of 2017, the Company recognized goodwill of $2.0 million from the acquisition of Sampleminded, Inc., which was completed during the period. The Company will evaluate goodwill impairment on an annual basis or more frequently should an event or change in circumstance occur that indicate the carrying amount is in excess of the fair value.

Other Intangible Assets

As a result of the Sampleminded acquisition, the Company recorded an intangible asset of $1.0 million which was comprised of developed technology acquired of $0.9 million, customer relationships of $0.1 million, and non-compete agreements of $32,000. The intangible assets acquired are being amortized over the remaining useful life which was determined to be eight years for developed technology acquired, thirteen years for customer relationships, and five years for non-compete agreements. As of September 30, 2017, the Company recorded $20,000 in amortization expense.

The table below represents estimated future amortization expense of these intangible assets as of September 30, 2017:

(In thousands)
2017	$30
2018	118
2019	118
2020	118
2021	118
Thereafter	449
$951

The Company reviews these identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2017	2016
Shares issuable upon exercise of stock options	4,042	5,080
Shares issuable upon the release of restricted stock awards	6,164	5,989
	10,206	11,069

Revenue Recognition

Laboratory Service Revenue. The Company’s laboratory service revenues are generated by performing screening services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. The Company recognizes revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  The Company recognizes revenue on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated aggregate reimbursement rate from payers and patients. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected require significant judgment by management, and the Company’s judgments will continue to evolve as it gains payment experience with payers and patients.  Historically, in the absence of the ability to reasonably estimate the amount that will ultimately be collected for services, revenue was recognized upon cash receipt. Effective during the first quarter of 2017, the Company determined that it had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, the Company now recognizes revenue on an accrual basis for all billed claims.

The components of laboratory service revenue, as recognized upon accrual or cash receipt, for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue recognized on an accrual basis	$72,574	$24,510	$174,074	$57,592
Revenue recognized when cash is received	—	3,605	4,509	6,543
Total	$72,574	$28,115	$178,583	$64,135

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

Inventory consists of the following:

	September 30,	December 31,
(In thousands)	2017	2016
Raw materials	$7,033	$2,408
Semi-finished and finished goods	11,031	4,425
Total inventory	$18,064	$6,833

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

In addition to royalties, the Company is required to pay MAYO cash of $0.2 million, $0.8 million and $2.0 million upon each product using the licensed MAYO intellectual property reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015 and 2016. The Company paid MAYO the 2017 installment in December 2016. The Company records the $1.0 million installments to prepaid expenses and other current assets and amortizes each installment over a twelve-month period commencing on February 1 of each year. For the three and nine months ended September 30, 2017 and 2016 the Company has recorded $0.3 million and $0.7 million in amortization of the installments, respectively.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company incurred charges of $1.1 million and $3.2 million for the three and nine months ended September 30, 2017, respectively. The Company made payments of $0.3 million and $2.2 million for the three and nine months ended September 30, 2017, respectively. The Company recorded an estimated liability of $1.9 million for research and development efforts as of September 30, 2017. The Company incurred charges of $0.8 million and $2.6 million for the three and nine months ended September 30, 2016, respectively. The Company made payments of $1.0 million and $3.3 million for the three and nine months ended September 30, 2016, respectively. The Company recorded an estimated liability of $0.5 million for research and development efforts as of September 30, 2016.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $10.8 million and $23.0 million in stock-based compensation expense during the three and nine months ended September 30, 2017, respectively. The Company recorded $6.2 million and $16.8 million in stock-based compensation expense during the three and nine months ended September 30, 2016, respectively.

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

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Option Plan Shares
Risk-free interest rates	2.06%	(1)	2.06% - 2.13%	1.48% - 1.69%
Expected term (in years)	6.56	(1)	6.56 - 6.59	6.25 - 6.74
Expected volatility	62.5%	(1)	62.5% - 62.9%	58.9% - 59.4%
Dividend yield	0%	(1)	0%	0%
Weighted average fair value per share of options granted during the period	$ 27.03	(1)	$ 25.18	$ 3.17
Market Measure-Based Shares
Risk-free interest rates	(2)	0.76%	(2)	0.76% - 0.91%
Expected term (in years)	(2)	2.43	(2)	2.43 - 2.84
Expected volatility	(2)	79.6%	(2)	68.3% - 79.6%
Dividend yield	(2)	0%	(2)	0%
Weighted average fair value per share of stock purchase rights granted during the period	(2)	$ 13.42	(2)	$ 3.77
ESPP Shares
Risk-free interest rates	(3)	(3)	0.98% - 1.28%	0.41% - 0.8%
Expected term (in years)	(3)	(3)	0.5 - 2.0	0.5 - 2.0
Expected volatility	(3)	(3)	66.4% - 85.5%	70.1% - 92.7%
Dividend yield	(3)	(3)	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	(3)	(3)	$ 13.05	$ 3.08

(1)	The Company did not grant options under its 2010 Stock Plan during the period indicated.
(2)	The Company did not issue market measure-based shares during the respective period.
(3)	The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the respective period.

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2017	3,505,481	$7.00	5.5
Granted	942,997	21.68
Exercised	(382,967)	8.75
Forfeited	(23,879)	14.19
Outstanding, September 30, 2017	4,041,632	$10.22	5.9	$149,127
Exercisable, September 30, 2017	2,281,645	$5.81	3.6	$94,250

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $47.12 market price of the Company’s common stock at September 30, 2017. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $11.2 million and $5.6 million, respectively.

As of September 30, 2017, there was $100.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.0 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the nine months ended September 30, 2017 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2017	5,601,316	$9.19
Granted	1,946,736	31.81
Released	(1,075,538)	14.14
Forfeited	(308,471)	18.60
Outstanding, September 30, 2017	6,164,043	$15.16

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $4.5 million and $4.6 million as of September 30, 2017 and December 31, 2016, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of September 30, 2017 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at September 30, 2017 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$30,837	$30,837	$—	$—
U.S. government agency securities	20,000	—	20,000	—
Available-for-sale
Marketable securities
Corporate bonds	213,005	—	213,005	—
Asset backed securities	101,113	—	101,113	—
U.S. government agency securities	64,869	—	64,869	—
Commercial paper	20,895	—	20,895	—
Certificates of deposit	11,802	—	11,802	—
Total	$462,521	$30,837	$431,684	$—

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

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of September 30, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2017
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$131,782	$(70)	$14,717	$(10)	$146,499	$(80)
Asset backed securities	93,585	(56)	—	—	93,585	(56)
Commercial paper	5,458	(1)	—	—	5,458	(1)
U.S. government agency securities	64,869	(103)	—	—	64,869	(103)
Total	$295,694	$(230)	$14,717	$(10)	$310,411	$(240)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at September 30, 2017:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$138,989	$138,964	$74,069	$74,041
U.S. government agency securities	50,016	49,928	14,956	14,941
Commercial paper	20,894	20,895	—	—
Certificates of deposit	9,801	9,802	1,999	2,000
Asset backed securities	17,617	17,612	83,550	83,501
Total	$237,317	$237,201	$174,574	$174,483

(6) NEW MARKET TAX CREDIT

As more fully described in the 2016 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.3 million as a decrease of expenses for the three and nine months ended September 30, 2017, respectively. At September 30, 2017, the remaining balance of $1.4 million is included in Other Long-Term Liabilities. The Company recorded $0.1 million and $0.3 million as a decrease of expenses for the three and nine months ended September 30, 2016, respectively. At September 30, 2016, the remaining balance of $1.8 million was included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the agreements.

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

Additionally, the Company has recorded $73,000 in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. The Company has recorded $4,000 and $13,000 in amortization of mortgage issuance costs for each of the three and nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the Company has earned $6.4 million of tax credits and has received payment of $1.1 million from the WEDC. The unpaid portion is $5.3 million, of which $1.3 million is reported in prepaid expenses and other current assets and $4.0 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of September 30, 2017, the Company also has recorded a $1.5 million liability in other short-term liabilities and a $3.1 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three and nine months ended September 30, 2017, the Company amortized $0.3 million and $0.9 million, respectively, of the tax credits earned as a reduction of operating expenses. During the three and nine months ended September 30, 2016, the Company amortized $0.2 million and $0.5 million, respectively, of the tax credits earned as a reduction of operating expenses.

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

(10) RELATED PARTY TRANSACTION

In May 2017, the Company entered into a professional services agreement for recruiting and related services with a firm whose principal is a non-employee director. In accordance with the agreement, the Company is expected to make cash payments totaling up to an aggregate of $0.4 million under the agreement during 2017 and 2018. The Company incurred charges of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017. The Company made payments of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.

(11) ACQUISITIONS

On August 1, 2017, the Company acquired all of the outstanding equity of Sampleminded, Inc. (“Sampleminded”), the primary operations of which were customized software development for laboratory information systems and clinical information systems, for cash consideration of $3.2 million and 86,357 of the Company’s restricted stock units. Prior to the acquisition, Sampleminded provided certain consulting and software support services to the Company, and it licensed certain software to the Company. The restricted stock units were recorded by the Company as employee stock-based compensation because their vesting is contingent upon continued employment with the Company of certain former stockholders of Sampleminded. The $3.2 million of cash consideration was allocated to the estimated fair market value of the net assets acquired of $0.2 million, including $1.0 million in identifiable intangible assets (comprised of developed technology, customer relationships and non-compete agreements) and a residual amount of goodwill of $2.0 million. The purposes of acquisition were to reduce costs by bringing certain technology and expertise in-house and to prepare for anticipated future growth.

(12) INCOME TAXES

During the three and nine months ended September 30, 2017, the Company recorded an income tax benefit of approximately $0.2 million.  After considering the Sampleminded acquisition completed on August 1, 2017 and the related deferred tax liability acquired as part of the acquisition, the projected post-combination results and all available evidence, the Company released $0.2 million of valuation allowance that was previously provided against the Company’s deferred tax assets.  In accordance with ASC 805 740-30-3, the Company recorded this income tax benefit as a discrete item in the tax provision for the third quarter of 2017.  The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not that the benefit will not be realized.

(13) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”) requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The New Revenue Standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective method upon adoption. Adoption of the New Revenue Standard is required by the first quarter of 2018, and the Company has not yet selected a transition method. The Company has completed its preliminary evaluation of the potential financial statement impact of the New Revenue Standard on prior and future reporting periods. The Company does not expect material changes to the timing of when the Company recognizes revenue or the method by which the Company measures its single revenue stream, lab service revenue. Further, regarding the contract acquisition cost component of the New Revenue Standard, the Company’s analysis supports use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, the Company does not expect any material changes to the timing of when it recognizes expenses related to contract acquisition costs. The Company will continue its evaluation of the New Revenue Standard through the date of adoption.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of Update 2016-02 will have on the Company’s consolidated financial statements. The Company anticipates that the new guidance will impact the Company’s consolidated financial statements as it has several leases.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“Update 2017-01”) in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in Update 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is allowed for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company does not expect the adoption of this amendment to have a material effect on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-03, Accounting Changes and Error Corrections, (“Update 2017-03”) which states that an entity should evaluate ASUs that have been issued but not yet adopted to determine the effects of those ASUs on the entity’s financial statements when adopted. If the effect is unknown or cannot be reasonably estimated, then additional qualitative disclosures should be considered, including a description of the effect of the accounting policies that the entity expects to apply, if determined, and a comparison to the entity’s current accounting policies, a description of the status of the entity’s process to implement the new standard and the significant implementation matters yet to be addressed. Transition guidance in certain issued but not yet adopted ASUs was updated to reflect Update 2017-03. Other than enhancements to the qualitative disclosures regarding the future adoption of new ASUs, adoption of Update 2017-03 is not expected to have any impact on the Company’s consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“Update 2017-04”). Update 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has adopted this standard effective January 1, 2017, and will utilize this approach for any interim or annual goodwill impairment tests performed in 2017.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payer reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover Cologuard and reimburse us for our performance of the Cologuard test; the amount and nature of competition from other cancer screening products and services; the effects of the adoption, modification or repeal of any healthcare reform law, rule, order, interpretation or policy; the effects of changes in healthcare pricing, coverage and reimbursement, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the 2016 Form 10‑K and subsequently filed Quarterly Report(s) on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview

We are a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient-friendly screening test called Cologuard for the early detection of colorectal cancer and pre-cancer, and we are currently working on the development of additional tests for other types of cancer, with the goal of becoming a leader in cancer diagnostics.

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

The competitive advantages of sDNA screening may provide a significant market opportunity. If the test were used by 40-percent of the eligible screening population at a three-year screening interval, we estimate the potential U.S. market for sDNA screening would be more than $5.5 billion, annually.

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

Many professional colorectal cancer screening guidelines in the U.S., including those of the ACS and the National Comprehensive Cancer Network (“NCCN”), recommend regular screening using any of a variety of methods.  Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS have included sDNA screening technology as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals age 50 and older.  In October 2014, the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended screening test.  In June 2016, the NCCN updated its Colorectal Cancer Screening Guidelines to add sDNA screening, at a once-every-three-years interval, to its list of recommended screening tests.

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

After the launch of Cologuard, we initiated a significant public relations effort to engage patients in the United States. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. In 2016, we began a national television advertising campaign. To date, we have focused our efforts on cable television most commonly viewed by our target patient demographic. We continue our targeted direct-to-patient advertising initiatives. During the second and third quarters of 2017 we launched new content for our television advertising campaign, highlighting the ease of use of Cologuard, which includes 30-second television spots intended to make our television advertising more cost effective.

Payers

The cornerstone of our payer-engagement strategy was securing coverage from CMS. Medicare covers approximately 47% of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a National Coverage Determination (“NCD”) for Cologuard following a parallel review process with FDA.  Cologuard was the first screening test approved by FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:

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

In the 2017 Clinical Laboratory Fee Schedule, CMS established reimbursement for Cologuard at $512.43. Payments from CMS are currently subject to sequestration. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), we anticipate that, effective January 1, 2018, the CMS reimbursement rate for Cologuard will be calculated based on the volume-weighted median of private payer rates for Cologuard. The initial data collection period for that purpose was January 1, 2016 to June 30, 2016. In the preliminary 2018 Clinical Laboratory Fee Schedule, CMS proposed reimbursement for Cologuard at $508.87. The finalized 2018 Clinical Laboratory Fee Schedule is expected to be released in November 2017, and it is possible that the final reimbursement for Cologuard could vary from that proposed in the preliminary 2018 Clinical Laboratory Fee Schedule. We expect the CMS reimbursement rate established for 2018 to remain in place for three years, after which it would be reset based on the volume-weighted median of private payer rates for Cologuard during the data collection period between January 1, 2019 and June 30, 2019. We do not anticipate applying for Advanced Diagnostic Laboratory Test (“ADLT”) status for Cologuard, which if granted would result in the rate being reset every year.

In addition to Medicare reimbursement, we seek to secure favorable coverage and in-network reimbursement agreements from commercial payers. Some commercial payers have issued positive coverage decisions for Cologuard and others have agreed to cover Cologuard as an in-network service. In-network agreements with payers have varying terms and conditions, including reimbursement rate, term and termination. From time to time in the ordinary course of our business, we may enter into new agreements, certain existing agreements may expire without renewal and certain other existing agreements may be terminated by us or the third-party payer. We believe that commercial payers’ reimbursement of Cologuard will depend on a number of factors, including payers’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Also, some payers may apply various medical management requirements, including a requirement that they give prior authorization for a Cologuard test before they are willing to pay for it. Other payers may perform post-payment reviews or audits, which could lead to payment recoupments. Medical management, such as prior authorizations and post-payment review or audits, may require that we, patients, or physicians provide the payer with extensive medical records and other information.

Coverage of Cologuard may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. For example, Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate will require certain health insurers to cover Cologuard without patient cost-sharing (following an initial phase-in period between one and two years from the date of the updated USPSTF recommendation statement depending on the date a given plan year commences), it is possible that certain health insurers will disagree. It is also possible that the ACA Mandate will be repealed or significantly modified in the future.

Similarly, we believe the laws of approximately 30 states currently mandate coverage of Cologuard by certain health insurance plans. While some insurers have agreed with our interpretation regarding certain state mandates, other insurers have disagreed. In some cases, we have filed lawsuits in an effort to enforce state laws we believe require coverage of Cologuard, and we may file additional suits in the future. We may or may not be successful in any such lawsuit.

We are pursuing a variety of strategies to increase commercial payer coverage for Cologuard, including providing cost effectiveness data to payers to make the case for Cologuard reimbursement. We are focusing our efforts on large national and regional insurers and health plans that have affiliated health systems.

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

Our Clinical Lab Facility

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 50,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year. We are expanding our current lab facility to increase our capacity to two and a half million or more tests per year. We are also evaluating options for a second lab facility to increase our total capacity to more than four and a half million tests per year.

Product Pipeline

We also are developing a pipeline of potential future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”), our development partner for Cologuard, on developing new tests, with the goal of becoming a leader in the early detection of cancer. We believe our proprietary technology platform provides a strong foundation for the development of additional cancer diagnostic tests. Through our collaboration with MAYO, we have identified proprietary biomarkers for several major cancers. We have successfully performed validation studies on tissue samples for seven major cancers, including lung cancer, and on blood samples for four major cancers.

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

Acquisitions

On August 1, 2017, we acquired all of the outstanding equity of Sampleminded, Inc. (“Sampleminded”), the primary operations of which were customized software development for laboratory information systems and clinical information systems, for consideration consisting of $3.2 million of cash and 86,357 of our restricted stock units. Prior to the acquisition, Sampleminded provided certain consulting and software support services to us, and it licensed certain software to us. We recorded the restricted stock units as employee stock-based compensation because their vesting is contingent upon continued employment with us of certain former stockholders of Sampleminded. The $3.2 million in cash consideration was allocated to the estimated fair market value of the net assets acquired of $0.2 million, including $1.0 million in identifiable intangible assets (comprised of developed technology, customer relationships and non-compete agreements) and a residual amount of goodwill of $2.0 million. The purposes of acquisition were to reduce costs by bringing certain technology and expertise in-house and to prepare for future growth.

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

Our average reimbursement per test, as further defined below, was approximately $428 and $393 through September 30, 2017 and 2016, respectively. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, such as medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for all tests that are at least six months old, since it can take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test at September 30, 2017 represents the total cash collected through September 30, 2017 for all tests performed from April 1, 2016 through March 31, 2017 divided by the number of tests performed during that period.

The components of our revenue, as recognized upon accrual or cash receipt, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Revenue recognized on an accrual basis	$72,574	$24,510	$174,074	$57,592
Revenue recognized when cash is received	—	3,605	4,509	6,543
Total	$72,574	$28,115	$178,583	$64,135

Of the revenue recognized in the nine months ended September 30, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting the Company’s revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which our accrual revenue recognition criteria were not met until 2017.

2017 Priorities

Our top priorities for 2017 are to (1) grow revenue for Cologuard, (2) improve the customer experience and continue to deliver world class service to patients and providers, and (3) expand our product portfolio by developing additional cancer diagnostic tests as further outlined in the product pipeline section above.

Results of Operations

We have generated significant losses since inception and, as of September 30, 2017, we had an accumulated deficit of approximately $838.9 million. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing screening services using our Cologuard test. For the three months ended September 30, 2017 and 2016, we completed approximately 161,000 and 68,000 Cologuard tests, respectively, and generated laboratory service revenue of $72.6 million and $28.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company completed approximately 395,000 and 162,000 Cologuard tests, respectively, and generated laboratory service revenue of $178.6 million and $64.1 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests and an increase in average revenue recognized per test during the current period.

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

Cost of Sales. Cost of sales increased to $20.7 million for the three months ended September 30, 2017 compared to $12.2 million for the three months ended September 30, 2016. Cost of sales increased to $55.7 million for the nine months ended September 30, 2017 compared to $31.3 million for the nine months ended September 30, 2016. The increase in cost of sales is primarily due to the increase in completed Cologuard tests. The Company completed approximately 161,000 and 68,000 Cologuard tests for the three months ended September 30, 2017 and 2016, respectively. The Company completed approximately 395,000 and 162,000 Cologuard tests for the nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,
(In millions)	2017	2016	Change
Production costs	$15.0	$8.3	$6.7
Personnel expenses	3.0	1.7	1.3
Facility and support expenses	2.2	1.9	0.3
Stock-based compensation	0.5	0.3	0.2
Total cost of sales expenses	$20.7	$12.2	$8.5

	Nine Months Ended September 30,
(In millions)	2017	2016	Change
Production costs	$40.5	$20.2	$20.3
Personnel expenses	8.1	5.0	3.1
Facility and support expenses	5.7	5.3	0.4
Stock-based compensation	1.2	0.8	0.4
Other cost of sales	0.2	—	0.2
Total cost of sales expenses	$55.7	$31.3	$24.4

Research and development expenses. Research and development expenses increased to $11.7 million for the three months ended September 30, 2017 compared to $7.6 million for the three months ended September 30, 2016. Research and development expenses increased to $29.5 million for the nine months ended September 30, 2017 compared to $26.4 million for the nine months ended September 30, 2016. The increase in research and development expenses was primarily due to an increase in personnel costs due to an increased headcount and an increase in direct research and development expenses for our pipeline.

	Three Months Ended September 30,
(In millions)	2017	2016	Change
Direct research and development expenses	$4.7	$3.0	$1.7
Personnel expenses	3.8	2.6	1.2
Stock-based compensation	2.1	1.0	1.1
Other research and development	0.6	0.5	0.1
Legal and professional fees	0.5	0.5	—
Total research and development expenses	$11.7	$7.6	$4.1

	Nine Months Ended September 30,
(In millions)	2017	2016	Change
Direct research and development expenses	$11.8	$10.8	$1.0
Personnel expenses	10.1	8.8	1.3
Stock-based compensation	4.4	3.0	1.4
Other research and development	1.7	2.2	(0.5)
Legal and professional fees	1.5	1.6	(0.1)
Total research and development expenses	$29.5	$26.4	$3.1

General and administrative expenses.  General and administrative expenses increased to $30.8 million for the three months ended September 30, 2017 compared to $20.3 million for the three months ended September 30, 2016. General and administrative expenses increased to $75.4 million for the nine months ended September 30, 2017 compared to $55.4 million for the nine months ended September 30, 2016. The increase in general and administrative expenses was primarily a result of increased personnel costs, stock-based compensation and legal and professional fees to support the overall growth of the Company.

	Three Months Ended September 30,
(In millions)	2017	2016	Change
Personnel expenses	$11.5	$7.4	$4.1
Stock-based compensation	6.4	3.9	2.5
Facility and support expenses	5.7	4.1	1.6
Professional and legal fees	5.3	3.4	1.9
Other general and administrative	1.9	1.5	0.4
Total general and administrative expenses	$30.8	$20.3	$10.5

	Nine Months Ended September 30,
(In millions)	2017	2016	Change
Personnel expenses	$28.3	$21.4	$6.9
Professional and legal fees	15.8	8.9	6.9
Facility and support expenses	13.4	11.7	1.7
Stock-based compensation	12.8	10.0	2.8
Other general and administrative	5.1	3.4	1.7
Total general and administrative expenses	$75.4	$55.4	$20.0

Sales and marketing expenses. Sales and marketing expenses increased to $37.8 million for the three months ended September 30, 2017 compared to $26.3 million for the three months ended September 30, 2016. Sales and marketing expenses increased to $113.3 million for the nine months ended September 30, 2017 compared to $82.3 million for the nine months ended September 30, 2016. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the ongoing commercialization of our Cologuard test.

	Three Months Ended September 30,
(In millions)	2017	2016	Change
Personnel expenses	$19.2	$15.0	$4.2
Direct marketing costs and professional fees	16.5	10.0	6.5
Stock-based compensation	1.8	1.0	0.8
Other sales and marketing	0.3	0.3	—
Total sales and marketing expenses	$37.8	$26.3	$11.5

	Nine Months Ended September 30,
(In millions)	2017	2016	Change
Direct marketing costs and professional fees	$56.4	$35.6	$20.8
Personnel expenses	51.3	42.9	8.4
Stock-based compensation	4.6	3.0	1.6
Other sales and marketing	1.0	0.8	0.2
Total sales and marketing expenses	$113.3	$82.3	$31.0

Investment income.  Investment income increased to $1.3 million for the three months ended September 30, 2017 compared to $0.5 million for the three months ended September 30, 2016.  Investment income increased to $2.6 million for the nine months ended September 30, 2017 compared to $1.4 million for the nine months ended September 30, 2016. The increase in investment income was due to an increase in the average cash and marketable securities balance and an increase in the average rate of return on investments for the three and nine months ended September 30, 2017 when compared to the same periods in 2016.

Interest income and expense. Net interest expense of $51,000 was realized for the three months ended September 30, 2017 compared to net interest expense of $54,000 for the three months ended September 30, 2016. Net interest expense of $0.2 million was realized for each of the nine months ended September 30, 2017 and September 30, 2016. Interest expense is related to the mortgage on one of our facilities in Madison, WI which was entered into in June 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings of our common stock and through revenue generated by the sale of Cologuard. As of September 30, 2017, we had approximately $50.8 million in cash and cash equivalents and approximately $411.7 million in marketable securities.

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

Net cash used in operating activities was $71.0 million for the nine months ended September 30, 2017 as compared to $102.9 million for the nine months ended September 30, 2016. The principal use of cash in operating activities for the nine months ended September 30, 2017 was to fund our net loss. Our net loss decreased from the nine months ended September 30, 2016 primarily due to increased sales of Cologuard.

Net cash used in investing activities was $185.5 million for the nine months ended September 30, 2017 as compared to net cash used in investing activities of $20.8 million for the nine months ended September 30, 2016.  The increase in cash used in investing activities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $35.9 million for the nine months ended September 30, 2017. Such purchases consisted of property and equipment of $24.4 million, a business acquisition, net of cash acquired of $3.0 million, and purchased intangible assets of $8.4 million. For the same period in 2016 there were purchases of property and equipment of $12.2 million and no acquisitions or purchases of intangible assets. The intangible asset purchase during the nine months ended September 30, 2017 was the result of the royalty buy-out and patent purchase from MDx Health in April 2017. The property and equipment purchases during the nine months ended September 30, 2017 were primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and assets under construction in order to continue to scale-up our operations. The business acquisition during the nine months ended September 30, 2017 was the result of the acquisition of Sampleminded, Inc.

Net cash provided by financing activities was $258.2 million for the nine months ended September 30, 2017, as compared to $146.2 million for the nine months ended September 30, 2016. The increase in cash provided by financing activities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily the result of proceeds from our issuance of common stock in an underwritten public offering in June 2017.

We expect that cash and cash equivalents and marketable securities on hand at September 30, 2017 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise additional funds, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

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

Revenue Recognition

Laboratory service revenue. Our laboratory service revenues are generated by performing screening services using our Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. We recognize revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  We recognize revenue on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated aggregate reimbursement rate from payers and patients. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”) requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The New Revenue Standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective method upon adoption. Adoption of the New Revenue Standard is required by the first quarter of 2018, and we have not yet selected a transition method. We have completed our preliminary evaluation of the potential financial statement impact of the New Revenue Standard on prior and future reporting periods. We do not expect material changes to the timing of when we recognize revenue or the method by which we measure our single revenue stream, lab service revenue. Further, regarding the contract acquisition cost component of the New Revenue Standard, our preliminary analysis supports the use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, we do not expect any material changes to the timing of when we recognize expenses related to contract acquisition costs. We will continue our evaluation of the New Revenue Standard through the date of adoption.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the effects that the adoption of Update 2016-02 will have on our consolidated financial statements. We anticipate that the new guidance will impact our consolidated financial statements, as we have several leases.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (Update 2017-01) in an effort to clarify the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of Update 2017-01 are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is allowed for interim or annual periods for which the financial statements have not been issued or made available for issuance. We do not expect that adoption of this amendment to have a material effect on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-03, Accounting Changes and Error Corrections, (“Update 2017-03”) which states that an entity should evaluate ASUs that have been issued but not yet adopted to determine the effects of those ASUs on the entity’s financial statements when adopted. If the effect is unknown or cannot be reasonably estimated, then additional qualitative disclosures should be considered, including a description of the effect of the accounting policies that the entity expects to apply, if determined, and a comparison to the entity’s current accounting policies, a description of the status of the entity’s process to implement the new standard and the significant implementation matters yet to be addressed. Transition guidance in certain issued but not yet adopted ASUs was updated to reflect Update 2017-03. Other than enhancements to the qualitative disclosures regarding the future adoption of new ASUs, adoption of Update 2017-03 is not expected to have any impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“Update 2017-04”). Update 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard effective January 1, 2017, and will utilize this approach for any interim or annual goodwill impairment tests performed in 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of September 30, 2017 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Resignation of Lionel Sterling as Director; Election of Eli Casdin as Director.

On October 26, 2017, Lionel Sterling submitted his resignation as a member of the Board of Directors of the Company for personal reasons. Mr. Sterling did not indicate that his resignation was a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On October 26, 2017, the Board elected Eli Casdin to serve as a Class II director until the 2020 Annual Meeting of Stockholders.  Mr. Casdin will serve as a member of each of the Audit Committee and Compensation Committee of the Board of Directors.

Mr. Casdin, age 44, founded Casdin Capital, LLC, a life sciences and healthcare investment company, in 2011 and has served as Chief Investment Officer and Managing Partner since its founding. Prior to founding Casdin Capital, Mr. Casdin was Vice President at Alliance Bernstein from 2007 to 2011 where he researched investment implications of new technologies for the life sciences and healthcare sectors. Prior to that, Mr. Casdin served as a research analyst at Bear Stearns and Cooper Hill Partners, specializing in healthcare investments in life sciences tools, diagnostics and medical devices.  Mr. Casdin earned a bachelor’s degree from Columbia University and an MBA from Columbia Business School.

Mr. Casdin will receive compensation for his service as a director in accordance with the Company’s Non-Employee Director Compensation Policy (the “Director Compensation Policy”), which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference. Pursuant to the Director Compensation Policy, in connection with his initial appointment to the Board of Directors, Mr. Casdin received a stock option award covering 10,100 shares of Company common stock.

Third Amended and Restated By-laws

On October 26, 2017, the Board of Directors of the Company approved the Company’s Third Amended and Restated By-laws (the “Third Amended and Restated By-laws”), effective as of October 31, 2017.  The Third Amended and Restated By-laws amend and restate in their entirety the Company’s bylaws to, among other things:

•

amend Article 3 to remove the specific requirement that certain officers be elected at the meeting of the board of directors immediately following each annual meeting, as the Company’s officers may be appointed by the Board at any time as it deems appropriate;

•

clarify that the voting requirement for matters to be approved by the stockholders is a majority of the voting power of stockholders present or represented, in person or by proxy, and voting on a matter, unless a different standard is required or permitted by express provision of law, the Certificate of Incorporation, the by-laws, or the rules and regulations of any stock exchange applicable to the Company or pursuant to any regulation applicable to the Company or its securities; and

•

clarify that shares of the Company’s stock may be certificated or uncertificated, as provided under Delaware law, and to clarify the procedures for transfer of uncertificated shares and the issuance of uncertificated shares in replacement of lost, stolen or destroyed certificates.

The foregoing summary is subject to, and qualified in its entirety by, the full text of the Third Amended and Restated By-laws, a copy of which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3.3+	Third Amended and Restated By-Laws of the Registrant, dated October 31, 2017

10.1+*	Exact Sciences Corporation 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017)

10.2+*	Non-Employee Director Compensation Policy, dated January 31, 2017 and effective July 27, 2017

31.1+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

31.2+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data Files

+Filed herewith

*Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: October 30, 2017	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2017	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer
(Principal Financial and Accounting Officer)