Form 10-K
period 2017-12-31
EXACT SCIENCES CORP
filed 2018-02-22
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑ accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $4,122,231,808 (based on the closing price of the Registrant’s Common Stock on June 30, 2017 of $35.37 per share).

The number of shares outstanding of the Registrant’s $.01 par value Common Stock as of February 20, 2018 was 120,941,528.

DOCUMENT INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

EXACT SCIENCES CORPORATION

ANNUAL REPORT ON FORM 10‑K

YEAR ENDED DECEMBER 31, 2017

PART I

This Annual Report on Form 10‑K contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward‑looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward‑looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10‑K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payer reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover Cologuard and adequately reimburse us for our performance of the Cologuard test; the amount and nature of competition from other cancer screening and diagnostic products and services; the effects of the adoption, modification or repeal of any healthcare reform law, rule, order, interpretation or policy; the effects of changes in the pricing, coverage and reimbursement, for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative, licensing, supplier and other arrangements; our ability to maintain regulatory approvals and comply with applicable laws, rules and regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10‑K and our subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1.  Business

Overview

Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient-friendly screening test called Cologuard® for the early detection of colorectal cancer and pre-cancer, and we are currently working on the development of additional tests for other types of cancer, with the goal of becoming a leader in cancer diagnostics.

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately:

•	140,000 new cases of colorectal cancer
•	51,000 deaths from colorectal cancer

Colorectal cancer treatment represents a significant, growing healthcare cost. As of 2010, $14 billion was spent annually in the U.S. on colorectal cancer treatment, and the projected annual treatment costs are expected to be $20 billion in 2020. The incidence of colorectal cancer in Medicare patients is expected to rise from 106,000 cases in 2010 to more than 180,000 cases in 2030.

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Accordingly, the American Cancer Society (“ACS”) recommends that all people age 50 and older undergo regular colorectal cancer screening. Of the more than 85 million people in the U.S. for whom routine colorectal cancer screening is recommended, 38 percent have not been screened according to current guidelines. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 70 percent and 13 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

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

The competitive advantages of sDNA screening may provide a significant market opportunity. If the test were used by 40-percent of the eligible U.S. screening population of 85 million people, at a three-year screening interval, and average revenue per test of $500 to $525 per test, we estimate that our share of the U.S. market for sDNA screening would be more than $5.5 billion, annually.

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

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This customer service oriented activity is focused on helping patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients in the United States. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. In 2016, we began a national television advertising campaign. To date, we have focused our efforts on cable television most commonly viewed by our target patient demographic. We continue our targeted direct-to-patient advertising initiatives. During the second and third quarters of 2017 we launched new content for our television advertising campaign, highlighting the ease of use of Cologuard, which includes 30-second television spots intended to make our television advertising more cost effective. During 2018 we plan to maintain our current television advertising efforts and increase our efforts with social and digital media and engage in national partnerships that are designed to increase awareness for Cologuard.

Payers

The cornerstone of our payer-engagement strategy was securing coverage from CMS. Medicare covers approximately 47 percent of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a National Coverage Determination (“NCD”) for Cologuard following a parallel review process with the FDA.  Cologuard was the first screening test approved by the FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:

•	age 50 to 85 years,
•

asymptomatic (no signs or symptoms of colorectal disease including, but not limited to, lower gastrointestinal pain, blood in stool, positive guaiac fecal occult blood test or fecal immunochemical test), and

•

at average risk for developing colorectal cancer (e.g., no personal history of adenomatous polyps, colorectal cancer, or inflammatory bowel disease, including Crohn’s Disease and ulcerative colitis; no family history of colorectal cancers or adenomatous polyps, familial adenomatous polyposis or hereditary non-polyposis colorectal cancer).

Pursuant to the 2017 Clinical Laboratory Fee Schedule, CMS reimbursed Cologuard at the rate of $512.43 per test. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), effective January 1, 2018, the CMS reimbursement rate for Cologuard was set at $508.87, which was the volume-weighted median of private payer rates for Cologuard for the period from January 1, 2016 to June 30, 2016. We expect that the CMS reimbursement rate established for 2018 will remain in place for three years and then be reset based on the volume-weighted median of private payer rates for Cologuard during the data collection period from January 1, 2019 to June 30, 2019. Payments from CMS are currently subject to sequestration.

In addition to Medicare reimbursement, we seek to secure favorable coverage and in-network reimbursement agreements from commercial payers. Some commercial payers have issued positive coverage decisions for Cologuard and we have entered into contracts with others to include Cologuard as an in-network service. In-network agreements with payers have varying terms and conditions, including reimbursement rate, term and termination. From time to time in the ordinary course of our business, we may enter into new agreements, certain existing agreements may expire without renewal and certain other existing agreements may be terminated early by us or the third-party payer. We believe that commercial payers’ reimbursement of Cologuard will depend on a number of factors, including payers’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Reimbursement may also be affected by whether Cologuard is in-network for a given payer. Also, some payers may apply various medical management requirements, including a requirement that they give prior authorization for a Cologuard test before they are willing to pay for it. Other payers may perform post-payment reviews or audits, which could lead to payment recoupments. Medical management, such as prior authorizations and post-payment review or audits, may require that we, patients, or physicians provide the payer with extensive medical records and other information.

Coverage of Cologuard may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. For example, Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate will require most health insurers to cover Cologuard without patient cost-sharing (following an initial phase-in period between one and two years from the date of the updated USPSTF recommendation statement depending on the date a given plan year commences), it is possible that certain health insurers will disagree and determine not to cover Cologuard. It may be difficult for us or patients to enforce the ACA Mandate directly, and we may need to rely on states to take enforcement action, which they may choose not to do. It is also possible that the ACA Mandate will be repealed or significantly modified in the future.

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

We believe quality metrics may influence payers’ coverage decisions, as well as physicians’ cancer screening procedures. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures, such as HEDIS and CMS Star Ratings, to assess quality of care. We believe inclusion in the HEDIS measures and Star Ratings measures may have a positive impact on payers’ willingness to reimburse Cologuard, as well as on physicians’ willingness to prescribe the test.

Our Clinical Lab Facilities

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 50,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year. We are expanding our current facility to increase our lab processing capacity to more than two and a half million tests per year by mid-2018.

During the fourth quarter of 2017 we began construction of a new clinical lab facility in Madison, Wisconsin that is expected to increase our annual capacity by approximately two million tests per year. The construction is expected to be completed by mid-2019 and at that time our total capacity at both facilities should be more than four and a half million tests per year.

Product Pipeline

We also are developing a pipeline of potential future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”), our development partner for Cologuard, on developing new tests, with the goal of becoming a leader in the early detection of cancer. We believe our proprietary technology platform provides a strong foundation for the development of additional cancer diagnostic tests. Through our collaboration with MAYO, we have identified proprietary biomarkers for several major cancers, including liver cancer and lung cancer. We have successfully performed validation studies on tissue samples for seven major cancers and on blood samples for four major cancers.

The ACS estimates that liver cancer will be diagnosed in 42,000 Americans and cause 30,000 deaths in 2018, three-fourths of which will be hepatocellular carcinoma (“HCC”). Incidence and mortality rates are both increasing at approximately 3 percent per year. People who have been diagnosed with cirrhosis of the liver or Hepatitis B are at high risk of developing HCC. Evidence shows that HCC surveillance in these high-risk groups leads to earlier detection and improved outcomes. The NCCN and American Association for the Study of Liver Diseases (“AASLD”) guidelines recommend that these two groups be surveilled for HCC every six months using ultrasound and the blood-based biomarker alpha-fetoprotein (“AFP”). However, ultrasound and AFP are documented to have poor sensitivity for early stage cancer, which is the primary target of surveillance. We are currently seeking to develop a blood-based biomarker test to serve as an alternative to ultrasound and AFP for use in HCC surveillance. We published a small case-control study in 2016 showing high accuracy for detecting HCC using a blood-based panel of methylation markers.

The ACS estimates that, in the United States in 2018, lung cancer will be diagnosed in 234,000 people and cause 154,000 deaths. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. We are currently seeking to develop a blood-based biomarker test to aid in the early detection of lung cancer in individuals with lung nodules discovered through a computerized tomography (“CT”) or other scan. Such a test may help reduce the number of unnecessary biopsies and other follow-up procedures, and thereby reduce costs and improve health outcomes.

We also continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of goods or expand the usage of Cologuard to different patient populations.

Acquisitions

On August 1, 2017, we acquired all of the outstanding equity of Sampleminded, Inc. (“Sampleminded”), the primary operations of which were customized software development for laboratory information systems and clinical information systems, for consideration consisting of $3.2 million of cash and 86,357 of our restricted stock units. Prior to the acquisition, Sampleminded provided certain consulting and software support services to us, and it licensed certain software to us. The purposes of the acquisition were to reduce costs by bringing certain technology and expertise in-house and to prepare for future growth.

Competition

The market for colorectal cancer and pre-cancer screening is large, consisting of more than 85 million Americans age 50 and above, and has attracted numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our Cologuard test faces competition from procedure‑based detection technologies such as flexible sigmoidoscopy, colonoscopy, and “virtual” colonoscopy, a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography), as well as traditional screening tests, such as the fecal occult blood test (“FOBT”) and the fecal immunochemical test (“FIT”), and newer screening technologies such as pill-based imaging solutions like PillCam COLON, cleared by the FDA in February 2014, and C-Scan, which recently obtained a CE Mark. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.

In addition, some companies and institutions are developing blood‑based tests based on the detection of proteins, tumor cells, nucleic acids, epigenetic markers, or other biomarkers in the blood. We are aware of at least nine companies—Epigenomics AG, Gene News, EDP Biotech Corporation, Freenome Inc., GRAIL, Inc., CellMax, Inc., Volition Diagnostics, Cambridge Epigenetix Limited, and Nucleix Ltd.—that have developed, or are developing, blood‑based (or “liquid biopsy”) tests for the detection of colorectal cancer. Epigenomics AG received FDA approval for its blood‑based screening test for colorectal cancer, Epi proColon, in April 2016, and began offering the test commercially in May 2016. Freenome Inc. is developing a blood-based test that uses artificial intelligence capabilities to screen for certain cancers and pre-cancers. GRAIL, Inc. is developing a blood-based test utilizing next-generation gene sequencing to detect genetic mutations associated with certain cancers or pre-cancers and has begun enrolling more than 100,000 patients in two new product trials. Researchers at Johns Hopkins School of Medicine are working to develop a blood-screening test called CancerSEEK, which aims to use one test to identify the presence of eight different types of cancers, including lung, liver and colorectal cancers.

We believe other companies are also working on liquid biopsy tests using next‑generation sequencing or other technology, and these tests could represent significant competition for Cologuard and other tests we may develop.

Notwithstanding that the market for colorectal cancer screening is highly competitive, we believe that Cologuard, as the first and only sDNA-based non-invasive colorectal cancer screening test on the market today, compares favorably to other products and services. All other colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor compliance, and high cost. For example, colonoscopy, involves advance dietary restrictions and bowel cleansing and can be uncomfortable, time‑consuming, hazardous, and expensive. Colonoscopy requires sedation, potential lost time from work, and someone to drive the patient home from the procedure. A 2010 study shows that seven out of 10 people age 50 and older who were told they should get a colonoscopy did not do so primarily due to fears. Fecal blood testing, including FIT testing, suffers from poor sensitivity, with only a 74 percent detection rate for cancer and 24 percent detection rate for pre‑cancers. The blood‑based DNA tests currently available are also disadvantaged by relatively low sensitivity. Epigenomics AG has reported that the Epi proColon test has an overall cancer sensitivity rate of 68 percent, and only 59 percent for early-stage cancer. Additionally, FIT testing suffers from low adherence over time. One study published in the American Journal of Managed Care demonstrated that only three out of every 1,000 patients studied adhered to fecal test screening guidelines during a continuous 10-year observation period.

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

We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources, or stronger business relationships. These competitors may have broader product lines and greater name recognition than we do. We have limited experience developing tests for detecting non-colorectal cancers and cannot guarantee that our research and development activities will be successful in developing any marketable testing products or services. Furthermore, even if we do develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours, and they may bring those products and services to market earlier or more effectively than us.

How We Recognize Revenue

For tests performed where we have an agreed-upon reimbursement rate or where we can estimate the amount that we will ultimately collect at the time delivery is complete, we recognize the related revenue on an accrual basis upon delivery of a test result to an ordering physician. Accrual rates are based on the amounts that we expect to ultimately collect. We determine the amounts we expect to ultimately collect on a per-payer or per-agreement basis, using historical collections, established reimbursement rates and other adjustments. The expected amounts are typically lower than, if applicable, the agreed-upon reimbursement amounts due to several factors, such as the amount of any patient cost-sharing, the existence of secondary payers and claim denials. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to the estimates and, if necessary, the accrual rate is adjusted.  Finally, should we recognize revenue from claims on an accrual basis and later determine the judgments underlying estimated collections change, our financial results could be impacted in future quarters as necessary adjustments to accrual rates are made.  Historically, a portion of our revenue was recognized upon cash receipt when we were unable to reasonably estimate the amount that would ultimately be collected from a payer. Effective during the first quarter of 2017, we determined that we had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, we now recognize revenue on an accrual basis for all billed claims.

Our average reimbursement per test, as further defined below, was approximately $438 and $405 through December 31, 2017 and 2016, respectively. This cumulative average Cologuard reimbursement rate may change over time due to a number of factors, such as medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims, and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for tests that are at least six months old, since it can often take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test represents the total cash collected through December 31, 2017 and December 31, 2016 for tests performed during the relevant period divided by the number of tests performed during those same periods.

The components of our revenue, as recognized upon accrual or cash receipt, were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue recognized on an accrual basis	$261,480	$87,037	$36,364
Revenue recognized when cash is received	4,509	12,339	3,073
Total	$265,989	$99,376	$39,437

Of the revenue recognized in the twelve months ended December 31, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting the Company’s revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which our accrual revenue recognition criteria were not met until 2017.

Research and Development

Research and development costs account for a substantial portion of our operating expenses. Our research and development expenses were $42.1 million, $33.5 million and $33.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. As we seek to expand our product pipeline by developing additional cancer diagnostic tests, which may include liver and lung cancer tests, we expect there will be a material increase to our research and development expenditures.

Seasonality

We are in the early stages of Cologuard’s commercialization and are continuing to learn how seasonal factors may affect our business.  Based on our experience to date, we expect some seasonal variations in our financial results due to a variety of factors, such as the year-end holiday period and other major holidays, vacation patterns of both patients and physicians, climate and weather conditions in our markets, seasonal conditions that may affect medical practices and provider activity, including for example influenza outbreaks that may reduce the percentage of patients that can be seen for preventive care such as colorectal cancer screening, and other factors relating to the timing of patient deductibles and co-insurance limits.

Government Regulation

Certain of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, and export of diagnostic products. Our clinical laboratory facilities are subject to oversight by CMS pursuant to CLIA, as well as agencies in various states, including New York.  We are subject to many other federal and state laws, including antifraud and abuse, anti-kickback and patient privacy. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, exclusion from participation in federal and state healthcare programs, civil money penalties, injunctions, and criminal prosecution.

U.S. Food and Drug Administration

The FDA granted premarket approval (“PMA”) for Cologuard in August 2014.  That PMA approval places substantial restrictions on how Cologuard is marketed and sold, specifically, by prescription only. Additionally, the regulations governing our approval require controls on Cologuard, including, but not limited to, manufacturing facility registration, product listing with the FDA, complying with labeling requirements, maintenance of a satisfactory quality management system, and meeting post-market surveillance requirements. In addition, as a condition of our FDA approval, we are required to conduct a post-approval study. There can be no assurance that the results of this study will be satisfactory and will not cause the FDA to modify or withdraw our approval for Cologuard.

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

In October 2014, the FDA published two draft guidance documents describing a proposed risk-based framework under which the FDA might regulate LDTs. The FDA’s draft framework proposed, among other things, premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared diagnostics currently on the market. In November 2015, the FDA issued a report citing evidence for the need for additional regulation of LDTs and stated the FDA is continuing to work to finalize premarket review requirements for LDTs. However, in November 2016 the FDA announced it would not issue a final guidance for LDTs. In January 2017, the FDA issued a Discussion Paper on LDTs, which confirmed it would not finalize its guidance on the regulation of LDTs to allow more time for public discussion and time for the congressional authorizing committees to develop a legislative solution. The FDA’s guidance documents, if and when finalized, or action by the FDA to exercise enforcement discretion over LDTs, may materially impact our development and commercialization of LDTs.

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

Our activities must also comply with other applicable privacy laws. For example, there are also state and international privacy laws that impose restrictions on the access, use, and disclosure of health information. All of these laws may impact our business. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain stool, blood and other patient samples and associated patient information could significantly impact our business and our future business plans.

Federal and State Billing and Fraud and Abuse Laws

Antifraud Laws/Overpayments.  We are subject to numerous federal and state antifraud and abuse laws, including the Federal False Claims Act. Many of these antifraud laws are broad in scope, and neither the courts nor government agencies have extensively interpreted these laws. Prohibitions under some of these laws include:

•	the submission of false claims or false information to government programs;
•	the retention of any overpayments by governmental payers;
•	deceptive or fraudulent conduct;
•	excessive or unnecessary services or services at excessive prices; and
•	defrauding private sector health insurers.

We may be subject to substantial penalties for violations of anti-fraud and abuse laws, including denial of payment and refunds or recoupments, suspension of payments from Medicare, Medicaid or other federal healthcare programs, and exclusion from participation in federal and state healthcare programs, as well as civil monetary and criminal penalties and imprisonment. Numerous federal and state agencies enforce the antifraud and abuse laws. In addition, private insurers may also bring private actions. In some circumstances, private whistleblowers are authorized to bring fraud suits on behalf of the government against providers and are entitled to receive a portion of any final recovery.

In addition, amendments to the False Claims Act impose severe penalties for the knowing and improper retention of overpayments collected from governmental payers. Within 60 days of identifying and quantifying an overpayment, a provider is required to notify CMS or the Medicare contractor of the overpayment and the reason for it and return the overpayment. These amendments could subject our procedures for identifying and processing payments to greater scrutiny.  On February 11, 2016, CMS published a final rule clarifying the obligation to report and return federal healthcare program overpayments.  Overpayments may occur from time to time in the healthcare industry without any fraudulent intent. For example, overpayments may result from mistakes in reimbursement claim forms or from improper processing by governmental payers. We maintain protocols intended to identify any overpayments. From time to time we may identify overpayments and be required to refund those amounts to government payers.

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

Self‑Referral law.  The federal “self‑referral” law, commonly referred to as the “Stark” law, provides that physicians who, personally or through a family member, have ownership interests in or compensation arrangements with a laboratory are prohibited from making a referral to that laboratory for laboratory tests reimbursable by Medicare, and also prohibits laboratories from submitting a claim for Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. The Stark law contains a number of specific exceptions which, if met, permit physicians who have ownership or compensation arrangements with a testing laboratory to make referrals to that laboratory and permit the laboratory to submit claims for Medicare payments for laboratory tests performed pursuant to such referrals. We are subject to comparable state laws, some of which apply to all payers regardless of source of payment, and do not contain identical exceptions to the Stark law.

Any action against us for violation of these or similar foreign laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Sunshine Act

In 2010, Congress enacted a statute commonly known as the Sunshine Act, which aims to promote transparency. The Sunshine Act requires manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS any payments or other transfers of value made to physicians and teaching hospitals, unless an exception applies. Manufacturers must also disclose to CMS any physician ownership or investment interests. Some states have similar transparency laws. Our failure to comply with any applicable transparency reporting requirements may subject us to substantial penalties.

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

Environmental. The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our business.  There were no material capital expenditures for environmental control facilities in the year ended December 31, 2017, and there are no material expenditures planned for such purposes for the year ended December 31, 2018.

Intellectual Property

We have intellectual property rights pertaining to sample type, sample preparation, sample preservation, biomarkers, and related methods and formulations.

Our success depends to a significant degree upon our ability to protect our technologies through patent coverage. As of December 31, 2017, we owned 33 issued patents and 41 pending patent applications in the United States, and 63 issued patents and 60 pending patent applications in foreign jurisdictions. In addition, as part of our 2009 strategic transaction with Genzyme Corporation, we exclusively license back from Genzyme, in the fields of colorectal cancer screening and stool‑based detection of any disease or condition, the 15 patents issued and 2 pending patent applications in the United States, and 16 patents issued in foreign jurisdictions sold to Genzyme.

As further described in the “License Agreements” section below, we acquired certain patents related to Cologuard from MDxHealth (“MDx”) on April 25, 2017 as part of a royalty buy-out agreement and patent purchase agreement.

On December 15, 2017, we entered into an asset purchase agreement (the “Armune Purchase Agreement”) with Armune BioScience, Inc. (“Armune”), pursuant to which we acquired intellectual property and certain other assets underlying Armune’s APIFINY®, APIFINY® PRO and APIFINY® ACTIVE SURVEILLANCE prostate cancer diagnostic tests. The portfolio of Armune assets we acquired is expected to complement our product pipeline. The total consideration was comprised of an up-front cash payment of $12.0 million and $17.5 million in contingent payment obligations that will become payable upon our achievement of development and commercial milestones using the acquired intellectual property.  In connection with the Armune Purchase Agreement, Armune terminated a license agreement pursuant to which it licensed certain patent rights and know-how from the Regents of the University of Michigan (“University of Michigan”), and we entered into a license agreement with the University of Michigan with respect to such patent rights and know-how, as well as certain additional intellectual property rights. Pursuant to our agreement with the University of Michigan, we are required to pay the University of Michigan a low single-digit royalty on our net sales of products using the licensed intellectual property.

Each of our patents generally has a term of 20 years from its respective priority filing date. Of our issued patents referenced above, the earliest to expire will expire in 2018 and the last of these will expire in 2033.

License Agreements

We license certain technologies that are, or may be, incorporated into our technology under several license agreements. Generally, the license agreements require us to pay royalties based on certain net revenues received, and may require minimum royalty amounts, milestone payments, and maintenance fees.

MAYO

On June 11, 2009, we entered into a license agreement with MAYO Foundation for Medical Education and Research (“MAYO”). Our license agreement with MAYO was amended and restated in February 2015 and further amended in January 2016 and in October 2017. Under the license agreement, MAYO granted us an exclusive, worldwide license to certain MAYO patents and patent applications, as well as a non‑exclusive, worldwide license with regard to certain MAYO know‑how. The scope of the license covers any screening, surveillance or diagnostic tests or tools for use in connection with any type of cancer, pre-cancer, disease or condition.

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

Pursuant to our agreement with MAYO, we are required to pay MAYO a low single-digit royalty on our net sales of products using the licensed MAYO intellectual property, with minimum annual royalty fees of $25,000 each year through 2033, the year the last patent expires. The January 2016 amendment to the MAYO license agreement established various low single-digit royalty rates on net sales of current and future products and clarified how net sales will be calculated.  As part of the January 2016 and October 2017 amendments, the royalty rate on our net sales of Cologuard increased, but remained a low single-digit percentage of net sales.

In addition to the royalty rates described above, we are also required to issue MAYO cash of $0.2 million, $0.8 million and $2.0 million upon each product using the licensed MAYO intellectual property reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.

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

MDx Health

In July 2010, we entered into a technology license agreement with MDx Health S.A. (formerly Oncomethylome Sciences, S.A.) (“MDx”). Under the license agreement, MDx granted us an exclusive, worldwide license to sell products, and a license to sell services in the United States, in the field of in vitro diagnostic testing of fecal samples for detection of colorectal cancer and colorectal pre‑cancer to certain patents and patent applications related to DNA methylation biomarkers. The licensed patents and patent applications contain both method and composition‑of‑matter claims. The jurisdictions covered by these patents and patent applications include the U.S., Canada, the European Union, China and Japan. Under the license agreement we were required to make milestone-based royalty payments and a low single-digit royalty on our net sales of licensed products and services. Effective April 25, 2017, the Company and MDx entered into a royalty buy-out agreement (“Royalty Buy-Out Agreement”), which terminated the license agreement.  Pursuant to the Royalty Buy-Out Agreement, the Company paid MDx a one-time fee of $8.0 million in exchange for an assignment of certain patents covered by the License Agreement and the elimination of all ongoing royalties and other payments by the Company to MDx under the license agreement.  Also included in the Royalty Buy-Out Agreement is a mutual release of liabilities, which includes all amounts previously accrued under the license agreement.  Concurrently with entering into the Royalty Buy-Out Agreement, the Company entered into a patent purchase agreement (“Patent Purchase Agreement”) with MDx under which it paid MDx an additional $7.0 million in exchange for the assignment of certain other patent rights that were not covered by the license agreement.

Employees

As of December 31, 2017, we had 1,268 full‑time employees. None of our employees are represented by a labor union. We consider our relationship with our employees generally to be good.

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

We may never become profitable.

We have incurred losses since we were formed and only began generating revenue from Cologuard, our only product, in 2014. From our date of inception on February 10, 1995 through December 31, 2017, we have accumulated a total deficit of approximately $860.6 million. We expect to continue investing significantly toward development and commercialization of our colorectal cancer screening technology and other products and services. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.

We may need additional capital to execute our business plan.

Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may require additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products and services.  Additional financing may not be available in amounts or on terms satisfactory to us or at all.  Our success in raising additional capital may be significantly affected by general market conditions, the market price of our common stock, our financial condition, uncertainty about the future commercial success of Cologuard, the development and commercial success of future products or services, regulatory developments, the status and scope of our intellectual property, any ongoing litigation, our compliance with applicable laws and regulations and other factors.  If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our stockholders’ ownership will be diluted and the market price of our common stock could be depressed. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations, licensing arrangements or other structured financing transactions, we may relinquish rights to certain of our technologies or products or services, grant security interests in our assets or grant licenses to third parties on terms that are unfavorable to us.

Our success depends heavily on our Cologuard colorectal cancer screening test.

For the foreseeable future, our ability to generate revenues will depend almost entirely on the commercial success of our Cologuard test. The commercial success of our Cologuard test and our ability to generate revenues will depend on a variety of factors, including the following:

•	acceptance in the medical community;
•	inclusion of Cologuard in healthcare guidelines and recommendations, such as those developed by ACS and USPSTF;
•	inclusion of Cologuard in quality measures including the HEDIS measures and the CMS Medicare Advantage Star Ratings;
•

recommendations and studies regarding Cologuard specifically or colorectal cancer screening generally that may be published by government agencies, professional organizations, academic or medical journals or other key opinion leaders;

•	patient acceptance of and demand for the Cologuard test;
•	patient compliance with orders for the Cologuard test by healthcare providers, and patient adherence over time to recommendations regarding periodic re-screening;
•	successful sales, marketing, and educational programs, including successful direct-to-patient marketing such as television advertising and social media;
•	the number of patients screened for colorectal cancer, as well as the number of patients who use Cologuard for that purpose;
•

sufficient coverage and reimbursement by third-party payers, which may depend in whole or in part on multiple factors, including federal or state laws that mandate coverage for colorectal cancer screening, the extent to which those laws mandate coverage of Cologuard and the enforcement of those laws;

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
•

seasonal variations affecting physician recommendations for colorectal cancer screenings and patient compliance with physician recommendations, including without limitation holidays, weather events, and circumstances such as the outbreak of influenza that may limit patient access to medical practices for preventive services such as colorectal cancer screening;

•	our success in collecting payments from third-party payers, patients and collaborative partners, variation in the timing of these payments and recognition of these payments as revenues;
•	the pricing of our Cologuard test, including potential changes in CMS or other reimbursement rates;
•

circumstances affecting our ability to provide our Cologuard test, including weather events, supply shortages, or regulatory or other circumstances that adversely affect our ability to manufacture our Cologuard test or process Cologuard tests in our clinical laboratory;

•	fluctuations in the amount and timing of our selling and marketing costs and our ability to manage costs and expenses and effectively implement our business; and
•	our research and development activities, including the timing of costly clinical trials.

Other companies or institutions may develop and market novel or improved technologies, which may make our technologies, including our Cologuard test, less competitive or obsolete.

The market for colorectal cancer and pre-cancer screening is large, consisting of more than 85 million Americans age 50 and above for whom routine colorectal cancer screening is recommended. As a result, this market has attracted competitors, some of which possess significantly greater financial and other resources and development capabilities than we do. Some companies and institutions are developing serum-based tests and screening tests based on the detection of proteins, nucleic acids or the presence of fragments of mutated genes in the blood that are produced by colorectal cancer or pre-cancer. We are aware of at least nine companies — Epigenomics AG, Gene News, EDP Biotech Corporation, Freenome Inc., GRAIL, Inc., CellMax, Inc., Volition Diagnostics, Cambridge Epigenetix Limited, and Nucleix Ltd. — that have developed, or are developing blood-based tests for the detection of colorectal cancer. Epigenomics AG received FDA approval for its blood-based (or “liquid biopsy”) screening test for colorectal cancer, Epi proColon, in April 2016, and began offering the test commercially in May 2016. Freenome Inc. is developing a blood-based test that uses artificial intelligence capabilities to screen for certain cancers and pre-cancers.  GRAIL, Inc. is developing a blood-based test utilizing next-generation gene sequencing to detect genetic mutations associated with certain cancers or pre-cancers and has begun enrolling more than 100,000 patients in two new product trials. Researchers at Johns Hopkins School of Medicine are developing a new noninvasive blood-screening test called CancerSEEK, which aims to use one test to identify the presence of eight different types of cancers, including lung, liver and colorectal cancers.

We believe other companies are also working on liquid biopsy tests using next-generation sequencing or other technology, and these tests could represent significant competition for Cologuard and other tests we may develop. Our Cologuard test also faces competition from procedure-based detection technologies such as flexible sigmoidoscopy, colonoscopy and “virtual” colonoscopy (a radiological imaging approach that visualizes the inside of the bowel by use of spiral computerized axial tomography known as a CT scan) as well as traditional screening tests such as FOBT and FIT and newer screening technologies such as pill-based imaging solutions like PillCam COLON, cleared by the FDA in February 2014, and C-Scan, which recently obtained a CE Mark. Our competitors may also be working on additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.

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

We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources or stronger business relationships. Our competitors may have broader product lines and greater name recognition than we do. We have limited experience developing tests for the detection of non-colorectal cancers and we cannot guarantee that our research and development activities will be successful in developing any marketable testing products or services. Further, even if we do develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours and they may bring those products and services to market earlier or more effectively than us.

We face uncertainty related to healthcare reform, pricing, coverage and reimbursement, which could reduce our revenue.

Healthcare reform laws, including the Patient Protection and Affordable Care Act (the “ACA”) and the Protecting Access to Medicare Act of 2014 (“PAMA”), are significantly affecting the U.S. healthcare and medical services industry.  Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the ACA, elimination of penalties regarding the individual mandate for coverage, or approval of health plans that allow lower levels of coverage for preventive services, could substantially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs and devices, including our current and future products and services.  Any change in reimbursement policy could result in a change in patient cost-sharing, which could adversely affect patient willingness and ability to use our Cologuard test and any other product or service we may develop.  Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payers from covering certain kinds of medical products and services, particularly newly developed technologies, such as our Cologuard test or other products or tests we may develop in the future.

Coverage of Cologuard may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. For example, Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate will require most health insurers to cover Cologuard without patient cost-sharing (following an initial phase-in period between one and two years from the date of the updated USPSTF recommendation statement depending on the date a given plan year commences), it is possible that certain health insurers will disagree and determine not to cover Cologuard. It may be difficult for us or patients to enforce the ACA Mandate directly, and we may need to rely on states to take enforcement action, which they may choose not to do. It is also possible that the ACA Mandate will be repealed or significantly modified in the future.

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

Under PAMA, effective January 1, 2018, the CMS reimbursement rate for Cologuard was set at $508.87, which was the volume-weighted median of private payer rates for Cologuard from January 1, 2016 through June 30, 2016. The CMS reimbursement rate will subsequently be reset every three years, based on the volume-weighted median of private payer rates experienced in the applicable six-month data collection period. If the CMS reimbursement rate for Cologuard is reduced pursuant to PAMA or otherwise, our revenues would likely be adversely affected. PAMA presents significant uncertainty for future CMS reimbursement rates for Cologuard. Because Medicare currently covers approximately 47 percent of patients in the screening population for Cologuard, any reduction in the CMS reimbursement rate for Cologuard would negatively affect our revenues and our business prospects.

If third-party payers, including managed care organizations, do not approve and maintain reimbursement for our Cologuard test at adequate reimbursement rates, we may be unable to successfully commercialize our Cologuard test which, we expect, would limit or slow our revenue generation and likely have a material adverse effect on our business.

Successful commercialization of our Cologuard test depends, in large part, on the availability of adequate reimbursement from government insurance plans, managed care organizations and private insurance plans. Although we received a positive coverage decision and what we believe is an adequate reimbursement rate from CMS for our Cologuard test, it is also critical that other third-party payers approve and maintain reimbursement for our Cologuard test at adequate reimbursement rates. Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products. As a result, there is significant uncertainty surrounding whether the use of tests that incorporate new technology, such as our Cologuard test, will be eligible for coverage by third-party payers or, if eligible for coverage, what the reimbursement rates will be. Reimbursement of sDNA colorectal cancer screening by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are: sensitive and specific for colorectal cancer and pre-cancer; not experimental or investigational; approved or recommended by the major guidelines organizations; subject to applicable federal or state coverage mandates; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

If we are unable to obtain positive decisions from third-party payers, including managed care organizations, approving reimbursement for our Cologuard test at adequate levels, its commercial success will be compromised and our revenues would be significantly limited. We may also experience material delays in obtaining such reimbursement decisions and payment for our Cologuard test that are beyond our control. Further, there can be no assurance that CMS and commercial payers who initially decide to cover Cologuard will continue to do so. We are pursuing a variety of strategies to increase commercial payer coverage and reimbursement of Cologuard. In certain situations, where we believe payers are obligated to cover Cologuard under federal and state laws that mandate coverage for certain colorectal cancer screening tests, we have sued to enforce coverage obligations. We may pursue similar litigation in the future. Such litigation may be costly, may divert management attention from other responsibilities, may cause payers, including those not directly involved in the litigation, to resist contracting with us, and may ultimately prove unsuccessful.

As noted above, federal and state coverage mandates may be deemed not to apply to Cologuard, may be interpreted in a manner unfavorable to us, may be difficult to enforce and are subject to repeal or modification.  For example, the ACA may be repealed or materially modified, in whole or in part, or replaced with an alternative legal framework governing healthcare matters.  Such repeal, modification or replacement may eliminate or modify the coverage mandate for preventive services, and any such elimination or modification may have an adverse effect on our business prospects.

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

Even where a third-party payer agrees to cover Cologuard, other factors may have a significant impact on the actual reimbursement we receive for a Cologuard test from that payer.  For example, if we do not have a contract with a given payer, we may be deemed an “out-of-network” provider by that payer, which could result in a greater portion of the cost of the Cologuard test being borne by the patient.  We may be unsuccessful in our efforts to enter into, or maintain, a network contract with a given payer, and we expect that our network status with a given payer may change from time to time for a variety of reasons, many of which may be outside our control. To the extent Cologuard is out of network for a given payer, physicians may be less likely to prescribe Cologuard for their patients and their patients may be less likely to comply with those prescriptions that are written.  Also, some payers may require that they give prior authorization for a Cologuard test before they are willing to pay for it or review claims post-service to ensure the service was medically appropriate for specific patients.  Prior authorization and other medical management practices may require that we, patients or physicians provide the payer with extensive medical records and other information.  Prior authorization and other medical management practices impose a significant additional cost on us, may be difficult to comply with given our position as a laboratory that generally does not have direct access to patient medical records, may make physicians less likely to prescribe Cologuard for their patients, and may make patients less likely to comply with physician orders for Cologuard, all or any of which may have an adverse effect on our revenues.

If our clinical studies do not satisfy providers, payers, patients and others as to the reliability, effectiveness and superiority of our Cologuard test or any future test we may develop and seek to commercialize, we may experience reluctance or refusal on the part of physicians to order, and third-party payers to pay for, such test.

Although we have received FDA approval for our Cologuard test, if the results of our research and clinical studies and our sales and marketing activities relating to communication of these results, do not convince guidelines organizations, physicians and other healthcare providers, third-party payers and patients that our Cologuard test is reliable, effective and superior to alternative screening methods, we may experience reluctance or refusal on the part of physicians to order, and third-party payers to pay for, our Cologuard test, which could adversely affect our business prospects. Likewise, if the results of our research and clinical studies and our sales and marketing activities relating to communication of these results, do not convince guidelines organizations, physicians and other healthcare providers, third-party payers and patients that other tests we may develop and seek to commercialize in the future are reliable, effective and superior to alternative tests, we may experience reluctance or refusal on the part of physicians to order, and third-party payers to pay for, those tests, which could adversely affect our business prospects.

We have finite selling and marketing resources and only limited sales, marketing, customer support, manufacturing, distribution and commercial laboratory experience, which may restrict our success in commercializing Cologuard and other products we may develop, and we may be unsuccessful in entering into or maintaining third-party arrangements to support our internal efforts.

To grow our business as planned, we must expand our sales, marketing and customer support capabilities, which will involve developing and administering our commercial infrastructure and/or collaborative commercial arrangements and partnerships. We must also maintain satisfactory arrangements for the manufacture and distribution of our Cologuard test. Also, in connection with the launch of Cologuard in late 2014, we began operating a CLIA certified lab facility to process Cologuard tests and provide patient results. We have limited experience managing a sales force, customer support operation and operating a manufacturing operation and clinical lab facility and we may encounter difficulties retaining and managing the specialized workforce these activities require. We may seek to partner with others to assist us with any or all of these functions. However, we may be unable to find appropriate third parties with whom to enter into these arrangements. Furthermore, if we do enter into these arrangements, these third parties may not perform as expected or the arrangements may otherwise prove to be detrimental to our short‑ and long‑term results. For example, certain third‑party arrangements may cause us to forego or defer the development or acquisition of internal capabilities. If a third‑party arrangement fails to perform as expected or if it is terminated prematurely for any reason, our business may be harmed not only by such failure or termination itself, but also by the opportunity cost associated with not timely developing or acquiring necessary or useful capabilities internally.

If we are unable to deploy and maintain effective sales, marketing and medical affairs capabilities, we will have difficulty achieving market awareness and selling our products and services.

To achieve commercial success for our Cologuard test and our future products and services, we must continue to develop and grow our sales, marketing and medical affairs organizations and our sales, marketing and medical affairs organizations must effectively explain to healthcare providers the reliability, effectiveness and benefits of Cologuard and our future products and services as compared to alternatives. We may not be able to successfully manage our dispersed or inside sales forces or our sales force may not be effective. Because of the competition for their services, we may be unable to partner with or retain additional qualified sales representatives or marketing or medical affairs personnel, either as our employees or independent contractors or through independent sales or other third-party organizations. We may not be able to enter into agreements with sales representatives on commercially reasonable terms, if at all. Further, market competition for commercial, marketing and medical affairs talent is significant, and we may not be able to hire or retain such talent on commercially reasonable terms, if at all.

Establishing and maintaining sales, marketing and medical affairs capabilities will be expensive and time-consuming. Our expenses associated with maintaining our sales force may be disproportional compared to the revenues we may be able to generate on sales of the Cologuard test or any future products or services.

The success of our Cologuard test depends on the degree of market acceptance by physicians, patients, healthcare payers and others in the medical community.

Our Cologuard test may not gain market acceptance by physicians, healthcare payers and others in the medical community. The degree of market acceptance of our Cologuard test will depend on a number of factors, including:

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

Our assumptions regarding the market opportunity for Cologuard may not prove true. We estimate the potential market opportunity for Cologuard assuming, among other things, the size of the screening population, a 40-percent test adoption rate in the screening population and a three-year screening interval. Although ACS guidelines and others recommend a three-year screening interval for Cologuard and CMS has determined that Medicare will cover the test at this interval, the label for Cologuard does not specify a three-year interval and physicians, healthcare payers, the FDA and other regulators and opinion leaders could recommend a different interval. Further, patients may not adhere to any recommended testing interval.

Recommendations, guidelines and quality metrics issued by various organizations, including the U.S. Preventative Services Task Force, the American Cancer Society and the National Committee for Quality Assurance, may significantly affect payers’ willingness to cover, and physicians’ willingness to prescribe, our products.

Securing influential recommendations, inclusion in healthcare guidelines and inclusion in quality measures are keys to our physician and payer engagement strategies.  These guidelines, recommendations and quality metrics may shape payers’ coverage decisions and physicians’ cancer screening procedures.

The U.S. Preventive Services Task Force (“USPSTF”), a panel of primary care physicians and epidemiologists and other national experts funded by the U.S. Department of Health and Human Services’ Agency for Healthcare Research and Quality, makes influential recommendations on clinical preventative services. In June 2016, the USPSTF issued an updated recommendation statement for colorectal cancer screening, and gave an "A" grade to colorectal cancer screening starting at age 50 and continuing until age 75. The statement specifies seven screening methods, including FIT-DNA (which is Cologuard). USPSTF updates its screening recommendations periodically, approximately every five to eight years.  We cannot be certain when USPSTF will next update its colorectal cancer screening recommendations, whether updated recommendations will continue to give an “A” grade to colorectal cancer screening between the ages of 50 and 75, whether updated recommendations will continue to include FIT-DNA, whether updated recommendations may take a different format, including by ranking different methodologies and positioning FIT-DNA below other methodologies, or whether updated recommendations will include new technologies that are competitive with Cologuard and that may have greater appeal to physicians, patients and payers.  Any update to the USPSTF recommendations that may have the effect of reducing screening, that does not include FIT-DNA in a favorable manner, or that adds new technologies could have a material adverse effect on our business.

The 2016 USPSTF recommendation statement may have certain potentially significant implications. For example, the ACA mandates that certain non-grandfathered health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing. Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” graded preventive services without patient cost-sharing. Following the updated USPSTF recommendation statement, the Centers for Medicare & Medicaid Services (“CMS”) issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate will require certain health insurers to cover Cologuard without patient cost-sharing (following an initial phase in period between one and two years), it is possible that certain health insurers will disagree, in which case courts and/or government agencies may need to resolve the issue. Enforcement of the ACA Mandate may be difficult and may depend, in whole or in part, on state, federal or other third party enforcement actions that we would not control.  Further, a court or regulatory agency may agree with arguments that may be made by insurers and determine that the ACA Mandate does not require that they cover Cologuard or may otherwise interpret the ACA Mandate in a manner unfavorable to us.  Also, Congress may modify or repeal all or part of the ACA, and any such modification or repeal may repeal or limit the ACA Mandate for preventive services. If the ACA Mandate for preventive services is repealed or modified, if the ACA Mandate is determined not to require coverage of Cologuard, if the ACA Mandate is otherwise interpreted in a manner unfavorable to us, or if we are unable to secure effective enforcement of the ACA Mandate, even if it is held to require coverage of Cologuard, our business prospects may be adversely affected.

In addition, the healthcare industry in the United States has experienced a trend toward cost containment and value-based purchasing of healthcare services. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures such as the National Committee for Quality Assurance (“NCQA”), Healthcare Effectiveness Data and Information Set (“HEDIS”) and the CMS Medicare Advantage Star Ratings to assess quality of care. These measures are intended to provide incentives to service providers to deliver the same or better results while consuming fewer resources. In October 2016, the NCQA included Cologuard testing on a three-year interval in the final published 2017 HEDIS measures. In April 2017, CMS released final details for the 2018 Medicare Advantage Star Ratings program and included Cologuard. If for some reason Cologuard was removed from, or not included in, HEDIS, the Star Ratings or other quality metrics, payers may be less inclined to reimburse our Cologuard test at adequate levels, if at all, which could adversely impact our business. Additionally, if Cologuard was removed from, or not included in, HEDIS, the Star Ratings or other quality metrics, physicians may not earn quality credit for prescribing Cologuard and therefore may be less inclined to do so. If Cologuard fails to maintain its current position within any updated USPSTF colorectal cancer screening recommendations, Cologuard may, as a result, become excluded from the HEDIS measures and the Star Ratings.

We expect to make significant investments to research and develop new cancer diagnostic tools, which may not be successful.

In addition to commercializing our Cologuard test, we are seeking to develop a pipeline for future products and services, including screening and diagnostic tests for liver, lung and other types of cancers. We expect to incur significant expenses on these development efforts but they may not be successful.

Developing new cancer diagnostic tools is a speculative and risky endeavor.  Candidate products and services that may initially show promise may fail to achieve the desired results in larger clinical studies or may not achieve acceptable levels of clinical accuracy.  We may need to explore a number of different marker combinations, alter our candidate products or platform technologies and repeat clinical studies before we identify a potentially successful candidate.  We may need to acquire, whether through purchase, license or otherwise, technologies owned by third parties, and we may not be able to acquire such technologies on commercially reasonable terms or at all. Product development is expensive, may take years to complete and can have uncertain outcomes.  Failure can occur at any stage of the development.  If, after development, a candidate product or service appears successful, we may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances or approvals before we can market it.  The FDA’s clearance or approval pathways are likely to involve significant time, as well as additional research, development and clinical study expenditures.  There can be no guarantee that the FDA would clear or approve any future product or service we may develop.  Even if the FDA clears or approves a new product or service we develop, we would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially viable. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services.

If we determine that any of our current or future development programs is unlikely to succeed, we may abandon it without any return on our investment into the program. We may need to raise significant additional capital to bring any new products or services to market, which may not be available on acceptable terms, if at all.

We may not be able to successfully establish and maintain strategic collaborative and licensing arrangements with third parties, which could adversely affect our ability to commercialize our Cologuard test and to develop and commercialize other products and services.

The commercialization of our Cologuard test and the development and commercialization of other products and services rely, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. We currently have a collaborative and licensing arrangement with MAYO Foundation for Medical Education and Research. In addition, we have licensing agreements with Hologic and University of Michigan. Such arrangements provide us with intellectual property crucial to our product development and commercialization, including technology that we have incorporated into our Cologuard test. Our dependence on licensing, collaboration and other similar agreements with third parties may subject us to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues.

As we commercialize and market our Cologuard test and develop new products and services, we expect to continue and expand our reliance on collaborative and licensing arrangements. Establishing new strategic collaborations and licensing arrangements is difficult and time-consuming. Discussions with potential collaborators or licensors may not lead to the establishment of collaborations on favorable terms, if at all. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be limited. Potential collaborators or licensors may reject collaborations with us based upon their assessment of our financial, regulatory or intellectual property position. Even if we successfully establish new collaborations, these relationships may never result in the successful commercialization of any product or service.

If we fail to meet any applicable requirements of CLIA or similar state laws, that failure could adversely affect any future payer consideration of our technologies, prevent their approval entirely, and/or interrupt the commercial sale and/or marketing of any products and services and otherwise cause us to incur significant expense.

We are subject to federal and state laws and regulations regarding the operation of clinical laboratories. Federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements and laws of certain states, including New York, impose certification requirements for clinical laboratories, establish standards for quality assurance and quality control, among other things. Some state laws restrict laboratory marketing activities, which may adversely affect our ability to market our laboratory services. Clinical laboratories are subject to inspection by regulators, and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If we fail to meet any applicable requirements of CLIA or state law, that failure could adversely affect any future payer consideration of our technologies, prevent their approval entirely, and/or interrupt the commercial sale and/or marketing of any products and services and otherwise cause us to incur significant expense.

We must maintain FDA approval for Cologuard and of our Madison, Wisconsin facilities; failure to maintain compliance with FDA requirements may prevent or delay the marketing or manufacture of our Cologuard test.

As a condition of the FDA approval of our Cologuard test, we are required to conduct a post-approval study. We anticipate that the post-approval study will require significant funding and resources to reach its conclusion. There is a risk that the FDA may modify or withdraw the approval of Cologuard if the results of this post-approval study are not satisfactory or are inconsistent with previous studies. We rely on third parties, such as contract research organizations, medical institutions and clinical investigators to conduct the post-approval study. We have limited control over the activities of these third parties and the post-approval study may be delayed or halted prior to its completion for reasons outside our control.

Additionally, our Madison, Wisconsin facilities are periodically subject to inspection by the FDA and other governmental agencies to ensure they meet production and quality standards. Operations at these facilities could be interrupted or halted if the FDA or other governmental agency deems the findings of such inspections unsatisfactory. Failure to comply with FDA or other regulatory requirements could result in fines, unanticipated compliance expenditures, recall or seizures of our products, total or partial suspension of production or distribution, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. In addition, circumstance may arise that cause us to recall products or equipment used in connection with our Cologuard test, and such recalls could have an adverse effect on our ability to provide the Cologuard test, which in turn would adversely affect our financial condition.

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

In addition, even if we receive FDA clearance or approval for a new or enhanced product or service, the FDA may condition, withdraw or materially modify its clearance or approval.

In the future, we may develop tests that could be regulated as laboratory developed tests (“LDTs”). If the FDA proceeds with its plans to actively regulate LDTs or continues to regulate LDTs with enforcement discretion, we may need to obtain additional FDA or other regulatory approvals, which may delay, encumber or block us from commercializing these diagnostic tests.

We may develop products or services that would be regulated as LDTs under CLIA. LDTs are clinical laboratory tests that are developed, validated and manufactured by a laboratory for its own use.  Historically, LDTs have been regulated under CLIA while the FDA has exercised enforcement discretion and not required approvals or clearances for most LDTs performed by CLIA-certified laboratories. The FDA has historically chosen not to exercise its authority to regulate LDTs because LDTs were limited in number, were relatively simple tests, and typically were used to diagnose rare disease and uncommon conditions.

In October 2014, the FDA published two draft guidance documents describing a proposed risk-based framework under which it might regulate LDTs. The FDA’s draft framework proposed, among other things, premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared diagnostics currently on the market. In November 2015, the FDA issued a report citing evidence for the need for additional regulation of LDTs and stated the FDA is continuing to work to finalize premarket review requirements for LDTs.  However, in November 2016, the FDA announced it would not issue a final guidance for LDTs. In January 2017, the FDA issued a Discussion Paper on LDTs, which confirmed it would not finalize guidance on the regulation of LDTs to allow more time for public discussion and time for the congressional authorizing committees to develop a legislative solution. We cannot predict the timing, content or form of any legislation, regulation or guidance, or the potential effect on our existing molecular diagnostic tests or our tests in development, or the potential impact of such guidance or regulation on our business, financial condition or results of operation.

The FDA’s guidance documents, if and when finalized, or the exercise of enforcement discretion by FDA, may materially impact our development of LDTs and may require us to change our business model in order to maintain compliance with these regulations. New laws and regulations may significantly slow the time it takes us to bring LDTs to market, may materially increase the costs of developing, and decrease the profitability of providing, LDTs, and may prevent us from commercializing certain products or services. We cannot provide any assurance that FDA regulation will not be required in the future for any of our tests, whether through additional guidance or regulations issued by the FDA, new enforcement policies adopted by the FDA or new legislation adopted by Congress. It is possible that legislation will be enacted into law, regulations could be promulgated or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer molecular diagnostic tests or to develop and introduce new tests. Moreover, if pre-market review is required by the FDA or if we decide to voluntarily pursue the FDA’s pre-market review for any of our tests, there can be no assurance that our diagnostic tests will be cleared or approved on a timely basis, if at all, nor can there be assurance that labeling claims will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our tests.  If pre-market review is required, our business could be negatively impacted as a result of commercial delay that may be caused by any new requirements.

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

We currently perform our Cologuard test in a single laboratory facility in Madison, Wisconsin. We manufacture the Cologuard test in a single facility in Madison, Wisconsin. Our headquarters are also located in Madison, Wisconsin.

As we expand the commercialization of Cologuard and increase the number of tests processed by our laboratory facility, we believe it will be necessary to both expand our existing laboratory facility and to add one or more new manufacturing and laboratory facilities in order to increase our manufacturing processing capacity to meet anticipated demand. We are currently in the process of expanding the capacity at our existing laboratory facility to more than two and a half million tests per year. We expect to complete that expansion by mid‑2018. Also, during the fourth quarter of 2017, we purchased real property in Madison, Wisconsin and began construction of a new clinical laboratory facility.

The new laboratory facility is expected to increase our annual capacity by approximately two million tests per year. Construction of the new facility is expected to be completed near mid‑2019. We also expect to build an additional manufacturing facility on the recently-acquired real property, which is expected to commence production during 2020. Failure to complete, or timely complete, these expansion projects, may significantly delay our processing times and capabilities, which may adversely affect our business, financial condition and results of operation. In addition, our financial condition may be adversely affected if we are unable to complete these expansion projects on budget and otherwise on terms and conditions acceptable to us. Finally, our financial condition will be adversely affected if demand for our products and services does not materialize in line with our current expectations and if, as a result, we end up building excess capacity that does not yield a reasonable return on our investment.

If our present, or any future facilities, were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, our business could be severely disrupted. If our present and/or future Madison, Wisconsin, manufacturing facility or laboratory is disrupted, we may not be able to produce or perform our Cologuard test or generate test reports as promptly as patients and healthcare providers require or expect, or possibly not at all. If we are unable to perform our Cologuard test or generate test reports within a timeframe that meets patient and healthcare provider expectations, our business, financial results and reputation could be materially harmed.

We currently maintain insurance against damage to our property and equipment and against business interruption, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

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

Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology (“IT”) systems, which support our operations, including at our clinical laboratory, and our research and development efforts. We are substantially dependent on our IT systems to receive and process Cologuard test orders, securely store patient health records and deliver the results of our Cologuard tests. The integrity and protection of our own data, and that of our customers and employees, is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve.  IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to generate and maintain data, and in particular to operate our clinical laboratory, could adversely affect our ability to operate our business. Any interruption in the operation of IT systems could have an adverse effect on our operations. Furthermore, any breach in our IT systems could lead to the unauthorized access, disclosure and use of non-public information, including protected health information, which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

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

Billing for diagnostic and laboratory services is a complex process. Laboratories bill many different payers including patients, private insurance companies, Medicare, Medicaid, and employer groups, all of which have different billing requirements.  We are continuing to work with third-party payers to cover and reimburse Cologuard tests.  If we are unsuccessful, we may not receive payment for Cologuard tests we perform for patients on a timely basis, if at all, and we may not be able to provide services for patients with certain healthcare plans. We may have to litigate to enforce coverage obligations under Medicare laws and laws that mandate coverage for certain colorectal cancer screening tests or to enforce contractual coverage obligations.  Such litigation may be costly, may divert management attention from other responsibilities, may cause payers, including those not directly involved in the litigation, to resist contracting with us, and may ultimately prove unsuccessful for a variety of reasons.  We may face lawsuits by government or commercial payers if they believe they have overpaid us for our Cologuard test services or as a result of other circumstances.  We may face write-offs of doubtful accounts, disputes with payers and patients, and long collection cycles. We may face patient dissatisfaction, complaints or lawsuits, including to the extent Cologuard tests are not fully covered by insurers and patients become responsible for all or part of the price of the test.  As a result, patient demand for Cologuard could be adversely affected.  To the extent patients express dissatisfaction with our billing practices to their physicians, those physicians may be less likely to prescribe Cologuard for other patients, and our business would be adversely affected.

Even if payers do agree to cover Cologuard, our billing and collections process may be complicated by the following and other factors, which may be beyond our control:

•	disputes among payers as to which payer is responsible for payment;
•	disparity in coverage among various payers or among various healthcare plans offered by a single payer;
•	payer medical management requirements, including prior authorization requirements;
•	differing information and billing requirements among payers; and
•	failure by patients or physicians to provide complete and correct billing information.

Sometimes, when we have a contract with a commercial payer to cover Cologuard, we are not permitted to bill patients insured by that payer for amounts beyond deductibles, co‑payments and co‑insurance as prescribed in the coverage agreement between the payer and the patients. Therefore, when such contracted payers do not pay us our full, contracted rate for a Cologuard test, for example, for failure to satisfy prior‑authorization or other payer medical management requirements, we may not be permitted to collect the balance from the patient and our business is adversely impacted.

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

We rely on patent protection as well as a combination of trademark, copyright and trade secret protection and other contractual restrictions to protect our proprietary technologies and other intellectual property rights, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property, which may not be entirely successful, if at all. Additionally, certain of our patents began to expire in 2017.  This loss of patent protection may permit third parties to use certain intellectual property assets previously exclusively reserved for our use.

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

We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission, or FTC, and advertising of laboratory services is regulated by certain state laws. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC or state law requirement could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA, FTC and state regulation. We incur various costs in complying and overseeing compliance with these laws and regulations.

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

If we or our partners, including independent sales representatives to the extent we engage them, fail to comply with these laws and regulations, we could incur significant fines and penalties and our reputation and prospects could suffer.  Additionally, any such partners could be forced to cease offering our products and services in certain jurisdictions, which could materially disrupt our business.

Some of our activities may subject us to risks under federal and state laws prohibiting ‘kickbacks’ and false or fraudulent claims.

In addition to FDA marketing restrictions, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare product and service industry and to regulate billing practices and financial relationships with physicians, hospitals and other healthcare providers. These laws include a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices and providers of laboratory services by limiting the kinds of financial arrangements, including sales programs, that may be used with hospitals, physicians, laboratories and other potential purchasers or prescribers of medical devices and laboratory services. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare,

Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. Additionally, to avoid liability under federal false claims laws, we must carefully and accurately code claims for reimbursement, proactively monitor the accuracy and appropriateness of Medicare claims and payments received, diligently investigate any credible information indicating that we may have received an overpayment, and promptly return any overpayments. Medicare payments are subject to audit, including through the Comprehensive Error Rate Testing (CERT) program, and payments may be recouped by CMS if it is determined that they were improperly made. Currently, a significant percentage of our revenues are generated by payments from Medicare. The federal anti-kickback statute and certain false claims laws prescribe civil and criminal penalties (including fines) for noncompliance that can be substantial. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing and billing practices are constantly evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could harm our business and prospects. Our failure to comply with applicable laws could result in various adverse consequences that could have a material adverse effect upon our business, including the exclusion of our products and services from government programs and the imposition of civil or criminal sanctions.

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

Our success depends largely on the skills, experience and performance of key members of our senior management team including Kevin Conroy, our Chairman, President and Chief Executive Officer, Maneesh Arora, our Senior Vice President and Chief Operating Officer, Dr. Graham Lidgard, our Senior Vice President and Chief Science Officer, and

Jeff Elliott, our Chief Financial Officer. These executives are critical to directing and managing our growth and development in the future. Our success is substantially dependent upon our senior management’s ability to lead our company, implement successful corporate strategies and initiatives, develop key relationships, including relationships with collaborators and business partners, and successfully commercialize products and services. While our management team has experience in developing and securing FDA approvals for diagnostic products, we have considerably less experience in commercializing products or services. The efforts of our management team will be critical to us as we develop our technologies and seek to commercialize our Cologuard test and other products and services.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success depends in large part on our ability to attract and retain managerial personnel. If we were to lose any of our senior management team, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. The failure to maintain management or to attract sales and marketing personnel as we commercialize our Cologuard test could materially adversely affect our business, financial condition and results of operations.

Our management has broad discretion over the use of our available cash and marketable securities and might not spend available cash and marketable securities in ways that increase the value of your investment.

As of December 31, 2017, we had $424.7 million in combined cash and marketable securities. Our management currently expects to deploy these resources primarily to expand our Cologuard operation and commercialization activities, to fund our product development efforts and for general corporate and working capital purposes. However, our management has broad discretion to pursue other objectives and we may use these funds for other purposes. Our management might not effectively deploy our cash and marketable securities which could have an adverse effect on our business.

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

We must maintain top service standards and FDA-mandated and other quality controls. Performance defects, incomplete or improper process controls, excessively slow turnaround times, unanticipated uses of Cologuard or mishandling of stool samples or Cologuard test results (whether by us, patients, healthcare providers, courier delivery services or others) can lead to adverse outcomes for patients and interruptions to our services.  These events could lead to voluntary or legally mandated safety alerts relating to Cologuard or our laboratory facility and could result in the removal of Cologuard from the market or the suspension of our laboratory’s operations.  Insufficient quality controls and any resulting negative outcomes, could result in significant costs and litigation, as well as negative publicity that could reduce demand for Cologuard and payers’ willingness to cover our Cologuard test.  Even if we maintain adequate controls and procedures, damaging and costly errors may occur.

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

In connection with the commercialization of our Cologuard test, we have added, and expect to continue to add, additional personnel in the areas of sales and marketing, laboratory operations, billing and collections, quality assurance and compliance. Our number of full time employees has increased from 677, as of December 31, 2015, to 736, as of December 31, 2016, and to 1,268, as of December 31, 2017. Further, as we build our commercialization efforts and expand research and development activities for new products and services, the scope and complexity of our operations is increasing significantly. As a result of our growth, our operating expenses and capital requirements have also increased, and we expect that they will continue to increase, significantly. Our ability to manage our growth effectively requires us to expend funds to improve our operational, financial and management controls, reporting systems and procedures. As we move forward in commercializing our Cologuard test, we will also need to effectively manage our growing manufacturing, laboratory operations and sales and marketing needs. We are presently seeking to add facilities to support anticipated demand for our Cologuard test and anticipated associated growth in our personnel. We are expanding the capacity of our existing clinical laboratory, and have started construction of a second clinical laboratory, both in Madison, Wisconsin. We are also planning to add new manufacturing, warehouse and office facilities. We face various risks in managing these expansion efforts, including financing, construction delays, budget management, quality control, design efficiency, and transition execution. If we are unable to manage our anticipated growth effectively, our business could be harmed.

International operations could subject us to risks and expenses that could adversely impact the business and results of operations.

To date, we have not undertaken substantial commercial activities outside the United States.  We have evaluated the commercialization of Cologuard in several European, Middle Eastern and Asian countries. After undertaking preliminary preparatory activities, we determined to cease those efforts and we do not have present plans to expand Cologuard internationally.  If we seek to expand Cologuard internationally, or launch other products or services internationally, in the future, those efforts would expose us to risks from the failure to comply with foreign laws and regulations that differ from those under which we operate in the U.S., as well as U.S. rules and regulations that govern foreign activities such as the U.S. Foreign Corrupt Practices Act. In addition, we could be adversely affected by other risks associated with operating in foreign countries. Economic uncertainty in some of the geographic regions in which we might operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our operations in those areas. Also, if we choose to pursue international expansion efforts, it may be necessary or desirable to contract with third parties, such as laboratories, distributors or others. We may not be able to enter into such agreements on commercially acceptable terms, or at all, such arrangements may not perform to our expectations, we may be exposed to various risks as a result of the activities of our partners, and we may be exposed to contractual or other liabilities to our partners if the arrangements prove non‑beneficial for them or if we seek to terminate them early.

These and other factors may have a material adverse effect on any international operations we may seek to undertake and, consequently, on our financial condition and results of operations.

Delaware law, our charter documents and rights agreement and certain provision of our convertible notes could impede or discourage a takeover or change of control that stockholders may consider favorable.

As a Delaware corporation, we are subject to certain anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15 percent or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Accordingly, our board of directors could rely on Delaware law to prevent or delay an acquisition of our company. In addition, certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

In addition, we have adopted a rights agreement that provides that in the event of (i) an acquisition of 15 percent or more of our outstanding common stock or (ii) an announcement of an intention to make a tender offer or exchange offer for 15 percent or more of our outstanding common stock, our stockholders, other than the potential acquiror, shall be granted rights enabling them to purchase additional shares of our common stock at a substantial discount to the then prevailing market price. The rights agreement could significantly dilute such acquiror’s ownership position in our shares, thereby making a takeover prohibitively expensive and encouraging such acquiror to negotiate with our board of directors. Therefore, the rights agreement could make it more difficult for a third party to acquire control of us without the approval of our board of directors.

Certain provisions of the $690 million of convertible notes we issued in January 2018 could make it more difficult or more expensive for a third party to acquire us.  Upon the occurrence of certain transactions constituting a “fundamental change,” as such term is defined in the indenture for the notes, holders of the convertible notes will have the right, at their option, to require us to repurchase all of their convertible notes or any portion of the principal amount of such convertible notes in integral multiples of $1,000.  We may also be required to increase the conversion rate in the event of a “make-whole fundamental change,” as such term is defined in the indenture for the notes.  In addition, the indenture and the convertible notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes and the indenture.  These and other provisions in the indenture could deter or prevent a third party from acquiring us.

Our bylaws provide, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any claims, including any derivative actions or proceedings brought on our behalf, (1) that are based upon a violation of a duty by a current or former director or officer or stockholder in such capacity or (2) that may be brought in the Court of Chancery pursuant to the Delaware General Corporation Law. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and to have consented to the provisions of our bylaws described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision that is contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.

We have recently undertaken certain acquisition activities. In 2017, we acquired the stock of Sampleminded, Inc. and we acquired certain assets from Armune Bioscience, Inc. We could incur losses resulting from yet undiscovered liabilities of these acquired business that are not covered by any indemnification or other contractual remedies. In addition, we may not be able to successfully integrate these businesses into our existing operations in an effective, timely and non‑disruptive manner.

In the future, we may enter into transactions to acquire other businesses, products, services or technologies. Because we have only made a limited number of small acquisitions to date, our ability to do so successfully is unproven. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by investors, healthcare providers, patients and others. We may decide to incur debt in connection with an acquisition or issue our common stock or other securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $867.8 million and $357.0 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change is generally defined as a greater than 50 percent change in equity ownership by value over a specified time period (generally three years). Given the Code’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. An ownership change under Section 382 of the Code could also be triggered by certain strategic transactions. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. The Tax Cuts and Jobs Act (H.R. 1) was signed into law on December 22, 2017 (the “Act”). The Act contains significant changes to corporate taxation and modifies several existing laws around federal NOLs, including a limitation on the deduction for NOLs to 80 percent of current year taxable income as well as an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. For these reasons, even if we attain profitability our ability to utilize our NOLs may be limited, potentially significantly so.

Our stock price has fluctuated widely and is likely to continue to be volatile.

The market price for our common stock varied between a high of $63.60 and a low of $13.05 in the twelve-month period ended December 31, 2017.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors.  Our stock price also may be affected by:

•	comments by securities analysts regarding our business or prospects;
•	our issuance of common stock or other securities;
•	our inability to accurately forecast future performance;
•	our inability to meet analysts’ expectations;
•	our entering into merger, acquisition or other similar transactions;
•	general fluctuations in the stock market or in the stock prices of companies in the life sciences or healthcare diagnostics industries; and
•	general conditions and publicity regarding the life sciences or healthcare diagnostics industries.

Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Further, sharp drops in the market price of our common stock, such as we experienced at certain times in our history, may expose us to securities class-action litigation. Such litigation could result in substantial expenses and diversion of management’s attention and corporate resources, which would seriously harm our business, financial condition, and results of operations.

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

Our increased indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.

As of December 31, 2017, we had approximately $4.7 million of indebtedness outstanding.  Pursuant to the convertible note offering we completed in January 2018 we incurred an additional $690.0 million of indebtedness.  This level of debt could have significant consequences on our future operations, including:

•	increasing our vulnerability to adverse economic and industry conditions;
•	making it more difficult for us to meet our payment and other obligations under the convertible notes;
•	making it more difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•

requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital than we have; and
•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the convertible notes.

Our ability to meet our payment and other obligations under the convertible notes depends on our ability to generate significant cash flow in the future.  This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control.  We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the convertible notes and to fund other liquidity needs.  If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the convertible notes, sell assets, reduce or delay capital investments, or seek to raise additional capital.  If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the convertible notes, and this default could cause us to be in default on any other currently existing or future outstanding indebtedness

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness, including the notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $690.0 million aggregate principal amount of 1.0% convertible senior notes due 2025, which were executed in January 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control.  Our business may not continue to generate cash flow from operations in the future sufficient to service our debt, including the convertible notes, and make necessary capital expenditures.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2017, we occupied approximately 298,000 square feet of space at our significant facilities in Madison, Wisconsin and 5,000 square feet at a facility in Salt Lake City, Utah. See Note 6 in the notes to our consolidated financial statements for further discussion surrounding our leased facilities and Note 8 in the notes to our consolidated financial statements for further discussion surrounding mortgages on our owned properties.

As of December 31, 2017, our significant facilities are as follows:

Location	Primary Function	Total Square Feet (approx.)	Leased or Owned
Madison, Wisconsin	Research and development	55,000	Owned
Madison, Wisconsin	Corporate offices	42,000	Owned
Madison, Wisconsin	Operations	66,000	Leased
Madison, Wisconsin	Operations	35,000	Leased
Madison, Wisconsin	Clinical laboratory	55,000	Leased
Madison, Wisconsin	Corporate offices	45,000	Leased
Salt Lake City, Utah	Corporate offices	5,000	Leased

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

	High	Low
2017
First quarter	$24.50	$13.05
Second quarter	38.92	22.18
Third quarter	47.56	34.39
Fourth quarter	63.60	45.20
2016
First quarter	$9.22	$4.67
Second quarter	13.20	5.36
Third quarter	22.80	11.48
Fourth quarter	20.40	13.22

As of February 20, 2018, there were 120,941,528 shares of our common stock outstanding held by approximately 87 holders of record.

We have never paid any cash dividends on our capital stock and do not plan to pay any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

The selected historical financial data for the five years ended December 31, 2017 is derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with, and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except per share data)
Statements of Operations Data:
Revenue:
Laboratory service revenue	$265,989	$99,376	$39,437	$1,504	$—
License fees	—	—	—	294	4,144
	265,989	99,376	39,437	1,798	4,144
Cost of sales(1)	79,196	45,195	24,501	4,325	—
Gross profit	186,793	54,181	14,936	(2,527)	4,144
Operating expenses:
Research and development(1)	42,139	33,473	33,914	28,669	27,678
General and administrative(1)	109,040	76,898	57,950	30,435	13,649
Sales and marketing(1)	153,924	112,826	82,140	38,908	9,578
	305,103	223,197	174,004	98,012	50,905
Loss from operations	(118,310)	(169,016)	(159,068)	(100,539)	(46,761)
Investment income	3,932	2,018	1,271	542	316
Interest expense	(206)	(213)	(6)	(51)	(69)
Net loss before tax	(114,584)	(167,211)	(157,803)	(100,048)	(46,514)
Income tax benefit	187	—	—	—	—
Net loss	$(114,397)	$(167,211)	$(157,803)	$(100,048)	$(46,514)
Net loss per share:
Basic and diluted	$(0.99)	$(1.63)	$(1.71)	$(1.25)	$(0.69)
Weighted average common shares outstanding:
Basic and diluted	115,684	102,335	92,135	80,232	67,493
Balance Sheet Data:
Cash and cash equivalents	$77,491	$48,921	$41,135	$58,131	$12,851
Marketable securities	347,224	262,179	265,744	224,625	120,408
Total assets	598,560	377,040	364,030	312,824	146,627
Long term debt	4,269	4,633	4,789	1,000	1,000
Other long term liabilities	5,633	5,734	4,601	3,599	—
Total liabilities	78,142	41,745	37,174	23,840	11,311
Stockholders’ equity	520,418	335,295	326,856	288,984	135,316

(1)	Non‑cash stock‑based compensation expense included in these amounts are as follows:

	2017	2016	2015	2014	2013
Cost of sales	$1,783	$1,064	$876	$279	$—
Research and development	6,836	4,014	3,744	4,149	2,817
General and administrative	20,221	14,597	9,358	5,575	3,054
Sales and marketing	6,672	4,057	4,072	1,517	1,873

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. We have developed an accurate, non-invasive, patient-friendly screening test called Cologuard® for the early detection of colorectal cancer and pre-cancer, and we are currently working on the development of additional tests for other types of cancer, with the goal of becoming a leader in cancer diagnostics.

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately:

•	140,000 new cases of colorectal cancer
•	51,000 deaths from colorectal cancer

Colorectal cancer treatment represents a significant, growing healthcare cost. As of 2010, $14 billion was spent annually in the U.S. on colorectal cancer treatment, and the projected annual treatment costs are expected to be $20 billion in 2020. The incidence of colorectal cancer in Medicare patients is expected to rise from 106,000 cases in 2010 to more than 180,000 cases in 2030.

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Accordingly, the American Cancer Society (“ACS”) recommends that all people age 50 and older undergo regular colorectal cancer screening. Of the more than 85 million people in the U.S. for whom routine colorectal cancer screening is recommended, 38 percent have not been screened according to current guidelines. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 70 percent and 13 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

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

The competitive advantages of sDNA screening may provide a significant market opportunity. If the test were used by 40-percent of the eligible U.S. screening population of 85 million people, at a three-year screening interval, and average revenue per test of $500 to $525 per test, we estimate that our share of the U.S. market for sDNA screening would be more than $5.5 billion, annually.

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

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and physicians. This customer service oriented activity is focused on helping patients to complete Cologuard tests that have been ordered for them by their physicians and supporting physicians in their efforts to have their patients screened.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients in the United States. We have conducted targeted direct-to-patient advertising campaigns through social media, print and other channels. In 2016, we began a national television advertising campaign. To date, we have focused our efforts on cable television most commonly viewed by our target patient demographic. We continue our targeted direct-to-patient advertising initiatives. During the second and third quarters of 2017 we launched new content for our television advertising campaign, highlighting the ease of use of Cologuard, which includes 30-second television spots intended to make our television advertising more cost effective. During 2018 we plan to maintain our current television advertising efforts and increase our efforts with social and digital media and engage in national partnerships that are designed to increase awareness for Cologuard.

Payers

The cornerstone of our payer-engagement strategy was securing coverage from CMS. Medicare covers approximately 47 percent of patients in the screening population for Cologuard. On October 9, 2014, CMS issued a National Coverage Determination (“NCD”) for Cologuard following a parallel review process with the FDA.  Cologuard was the first screening test approved by the FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:

•	age 50 to 85 years,
•

asymptomatic (no signs or symptoms of colorectal disease including, but not limited to, lower gastrointestinal pain, blood in stool, positive guaiac fecal occult blood test or fecal immunochemical test), and

•

at average risk for developing colorectal cancer (e.g., no personal history of adenomatous polyps, colorectal cancer, or inflammatory bowel disease, including Crohn’s Disease and ulcerative colitis; no family history of colorectal cancers or adenomatous polyps, familial adenomatous polyposis or hereditary non-polyposis colorectal cancer).

Pursuant to the 2017 Clinical Laboratory Fee Schedule, CMS reimbursed Cologuard at the rate of $512.43 per test. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), effective January 1, 2018, the CMS reimbursement rate for Cologuard was set at $508.87, which was the volume-weighted median of private payer rates for Cologuard for the period from January 1, 2016 to June 30, 2016. We expect that the CMS reimbursement rate established for 2018 will remain in place for three years and then be reset based on the volume-weighted median of private payer rates for Cologuard during the data collection period from January 1, 2019 to June 30, 2019. Payments from CMS are currently subject to sequestration.

In addition to Medicare reimbursement, we seek to secure favorable coverage and in-network reimbursement agreements from commercial payers. Some commercial payers have issued positive coverage decisions for Cologuard and we have entered into contracts with others to include Cologuard as an in-network service. In-network agreements with payers have varying terms and conditions, including reimbursement rate, term and termination. From time to time in the ordinary course of our business, we may enter into new agreements, certain existing agreements may expire without renewal and certain other existing agreements may be terminated early by us or the third-party payer. We believe that commercial payers’ reimbursement of Cologuard will depend on a number of factors, including payers’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Reimbursement may also be affected by whether Cologuard is in-network for a given payer. Also, some payers may apply various medical management requirements, including a requirement that they give prior authorization for a Cologuard test before they are willing to pay for it. Other payers may perform post-payment reviews or audits, which could lead to payment recoupments. Medical management, such as prior authorizations and post-payment review or audits, may require that we, patients, or physicians provide the payer with extensive medical records and other information.

Coverage of Cologuard may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. For example, Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate will require most health insurers to cover Cologuard without patient cost-sharing (following an initial phase-in period between one and two years from the date of the updated USPSTF recommendation statement depending on the date a given plan year commences), it is possible that certain health insurers will disagree and determine not to cover Cologuard. It may be difficult for us or patients to enforce the ACA Mandate directly, and we may need to rely on states to take enforcement action, which they may choose not to do. It is also possible that the ACA Mandate will be repealed or significantly modified in the future.

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

We believe quality metrics may influence payers’ coverage decisions, as well as physicians’ cancer screening procedures. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures, such as HEDIS and CMS Star Ratings, to assess quality of care. We believe inclusion in the HEDIS measures and Star Ratings measures may have a positive impact on payers’ willingness to reimburse Cologuard, as well as on physicians’ willingness to prescribe the test.

Our Clinical Lab Facilities

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 50,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately one million tests per year. We are expanding our current facility to increase our lab processing capacity to more than two and a half million tests per year by mid-2018.

During the fourth quarter of 2017 we began construction of a new clinical lab facility in Madison, Wisconsin that is expected to increase our annual capacity by approximately two million tests per year. The construction is expected to be completed by mid-2019 and at that time our total capacity at both facilities should be more than four and a half million tests per year.

Product Pipeline

We also are developing a pipeline of potential future products and services. We are continuing to collaborate with MAYO Foundation for Medical Education and Research (“MAYO”), our development partner for Cologuard, on developing new tests, with the goal of becoming a leader in the early detection of cancer. We believe our proprietary technology platform provides a strong foundation for the development of additional cancer diagnostic tests. Through our collaboration with MAYO, we have identified proprietary biomarkers for several major cancers, including liver cancer and lung cancer. We have successfully performed validation studies on tissue samples for seven major cancers and on blood samples for four major cancers.

The ACS estimates that liver cancer will be diagnosed in 42,000 Americans and cause 30,000 deaths in 2018, three-fourths of which will be hepatocellular carcinoma (“HCC”). Incidence and mortality rates are both increasing at approximately 3 percent per year. People who have been diagnosed with cirrhosis of the liver or Hepatitis B are at high risk of developing HCC. Evidence shows that HCC surveillance in these high-risk groups leads to earlier detection and improved outcomes. The NCCN and American Association for the Study of Liver Diseases (“AASLD”) guidelines recommend that these two groups be surveilled for HCC every six months using ultrasound and the blood-based biomarker alpha-fetoprotein (“AFP”). However, ultrasound and AFP are documented to have poor sensitivity for early stage cancer, which is the primary target of surveillance. We are currently seeking to develop a blood-based biomarker test to serve as an alternative to ultrasound and AFP for use in HCC surveillance. We published a small case-control study in 2016 showing high accuracy for detecting HCC using a blood-based panel of methylation markers.

The ACS estimates that, in the United States in 2018, lung cancer will be diagnosed in 234,000 people and cause 154,000 deaths. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. We are currently seeking to develop a blood-based biomarker test to aid in the early detection of lung cancer in individuals with lung nodules discovered through a computerized tomography (“CT”) or other scan. Such a test may help reduce the number of unnecessary biopsies and other follow-up procedures, and thereby reduce costs and improve health outcomes.

We also continue to explore opportunities for improving Cologuard, including improvements that could lower our cost of goods or expand the usage of Cologuard to different patient populations.

Acquisitions

On August 1, 2017, we acquired all of the outstanding equity of Sampleminded, Inc. (“Sampleminded”), the primary operations of which were customized software development for laboratory information systems and clinical information systems, for consideration consisting of $3.2 million of cash and 86,357 of our restricted stock units. Prior to the acquisition, Sampleminded provided certain consulting and software support services to us, and it licensed certain software to us. The purposes of the acquisition were to reduce costs by bringing certain technology and expertise in-house and to prepare for future growth.

2018 Priorities

Our top priorities for 2018 are to (1) continue to strengthen our core Cologuard business including by increasing the size of our nationwide sales force by approximately 200 representatives, which would bring our total number of sales personnel to approximately 550, (2) prepare for future demand including by continuing to invest in people, processes, technology and systems to build capacity, and (3) expand our product pipeline by developing additional cancer diagnostic tests, which may include liver and lung cancer tests, which we expect will result in a material increase to our research and development expenditures.

Results of Operations

Our top priorities for 2017 included (1) grow revenue for Cologuard, which includes leveraging Cologuard’s growth towards becoming a standard of care, (2) improve the customer experience and continue to deliver world class service to patients and providers, and (3) expand our product portfolio by developing additional cancer diagnostic tests.

During 2017, we completed approximately 571,000 Cologuard tests, which generated $266.0 million of revenue compared to 2016 when we completed 244,000 tests and generated $99.4 million of revenue. The increase in revenues and tests completed from the prior year was primarily driven by sales force execution, our patient advertising campaign, and the increase in commercial coverage for Cologuard. As of December 31, 2017, nearly 102,000 health care providers have ordered Cologuard compared to nearly 60,000 health care providers as of December 31, 2016.

We made investments in our technical systems, manufacturing capabilities, customer care center, and our sales force in order to enhance our infrastructure and position our operations and processes for continued growth. Additionally, we continued to focus on cost containment throughout the business which, along with the increase in test volume, helped drive improvements in our gross margin from 55 percent for 2016 to 70 percent for 2017.

In 2017, we continued to invest in research and development and focused on the development of additional cancer diagnostic tests as outlined in the “Product Pipeline” section above.

In order to support the commercialization of Cologuard and to achieve our goals for 2017, our selling, general, and administrative costs increased by $73.2 million during the year. In addition, our efforts in 2017 to develop our pipeline products and improvements to Cologuard led to an increase in research and development costs of $8.6 million during the year. We ensured that we were well capitalized to meet our future goals by raising $253.4 million, net of issuance costs, through an underwritten public offering of common stock completed in June 2017 and finished the year with $424.7 million in cash, cash equivalents, and marketable securities.

Comparison of the years ended December 31, 2017 and 2016

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. For the years ended December 31, 2017 and 2016, the Company completed approximately 571,000 and 244,000 Cologuard tests, respectively, and generated laboratory service revenue of $266.0 million and $99.4 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the period.

Our cost structure. Our selling, general, and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.

Cost of sales includes costs related to inventory production and usage, shipment of test collection kits, royalties and the cost of laboratory services to process tests and provide results to physicians. We incur expenses for tests in the period in which the activities occur, therefore, gross margin as a percentage of laboratory service revenue may vary due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our laboratory services will continue to fluctuate and be affected by Cologuard test volume, our operating efficiencies, patient compliance rates, payer mix, the levels of reimbursement, and payment patterns of payers and patients.

Cost of sales. Cost of sales increased to $79.2 million for the year ended December 31, 2017 from $45.2 million for the year ended December 31, 2016. The increase in cost of sales is primarily due to the increases in completed Cologuard tests. The Company completed approximately 571,000 and 244,000 Cologuard tests for the years ended December 31, 2017 and 2016, respectively.

Amounts in millions	2017	2016	Change
Production costs	$57.3	$30.0	$27.3
Facility and support services	8.3	6.7	1.6
Personnel expenses	11.6	7.3	4.3
Stock-based compensation	1.8	1.1	0.7
Other cost of sales expenses	0.2	0.1	0.1
Total cost of sales expense	$79.2	$45.2	$34.0

Research and development expenses. Research and development expenses increased to $42.1 million for the year ended December 31, 2017 compared to $33.5 million for the year ended December 31, 2016. The increase in research and development expenses was primarily due to an increase in personnel costs due to increased headcount and an increase in direct research and development expenses for our pipeline.

Amounts in millions	2017	2016	Change
Personnel expenses	$13.9	$11.6	$2.3
Direct research and development expenses	16.8	13.8	3.0
Legal and professional fees	2.1	2.0	0.1
Stock-based compensation	6.8	4.0	2.8
Other research and development expenses	2.5	2.1	0.4
Total research and development expenses	$42.1	$33.5	$8.6

General and administrative expenses. General and administrative expenses increased to $109.0 million for the year ended December 31, 2017 compared to $76.9 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily a result of increased personnel costs, facility and support costs, legal and professional fees, and stock-based compensation expense to support the overall growth of the Company.

Amounts in millions	2017	2016	Change
Personnel expenses	$40.6	$30.3	$10.3
Facility and support services	21.7	16.0	5.7
Stock-based compensation	20.2	14.6	5.6
Professional and legal fees	20.0	11.8	8.2
Other general and administrative	6.5	4.2	2.3
Total general and administrative expenses	$109.0	$76.9	$32.1

Sales and marketing expenses. Sales and marketing expenses increased to $153.9 million for the year ended December 31, 2017 compared to $112.8 million for the year ended December 31, 2016. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the ongoing commercialization of our Cologuard test.

Amounts in millions	2017	2016	Change
Personnel expenses	$70.4	$57.4	$13.0
Direct marketing costs and professional fees	75.4	50.6	24.8
Stock-based compensation	6.7	4.1	2.6
Other sales and marketing expenses	1.4	0.7	0.7
Total sales and marketing expenses	$153.9	$112.8	$41.1

Investment income. Investment income increased to $3.9 million for the year ended December 31, 2017 compared to $2.0 million for the year ended December 31, 2016. This increase in investment income was due to an increase in the average cash and marketable securities balance and an increase in the average rate of return on investments for the year ended December 31, 2017 when compared to the same period in 2016.

Interest income and expense. Net interest expense of $0.2 million was realized for each of the years ended December 31, 2017 and 2016. Interest expense is related to the mortgage on one of our facilities in Madison, Wisconsin which was entered into in June 2015.

Comparison of the years ended December 31, 2016 and 2015

Laboratory service revenue. Our laboratory service revenue is generated by performing diagnostic services using our Cologuard test. For the years ended December 31, 2016 and 2015, the Company completed approximately 244,000 and 104,000 Cologuard tests, respectively, and general laboratory service revenue of $99.4 million and $39.4 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the period.

Cost of sales. Cost of sales increased to $45.2 million for the year ended December 31, 2016 from $24.5 million for the year ended December 31, 2015. The increase in cost of sales is primarily due to the increase in completed Cologuard tests. The company completed approximately 244,000 and 104,000 Cologuard tests for the years ended December 31, 2016 and 2015, respectively.

Amounts in millions	2016	2015	Change
Production costs	$30.0	$13.7	$16.3
Personnel expenses	7.3	5.6	1.7
Facility and support services	6.7	4.2	2.5
Stock-based compensation	1.1	0.9	0.2
Other cost of sales expenses	0.1	0.1	—
Total cost of sales expenses	$45.2	$24.5	$20.7

Research and development expenses. Research and development expenses decreased to $33.5 million for the year ended December 31, 2016 from $33.9 million for the year ended December 31, 2015. During 2016 we continued to work on Cologuard improvements and the development of pipeline products at similar levels to the prior year, which led to a comparable level of spending in research and development in 2016.

Amounts in millions	2016	2015	Change
Personnel expenses	$11.6	$9.6	$2.0
Stock-based compensation	4.0	3.7	0.3
Direct research and development expenses	13.8	13.9	(0.1)
Legal and professional fees	2.0	4.4	(2.4)
Other research and development expenses	2.1	2.3	(0.2)
Total research and development expenses	$33.5	$33.9	$(0.4)

General and administrative expenses. General and administrative expenses increased to $76.9 million for the year ended December 31, 2016 from $58.0 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily a result of increased personnel costs and stock-based compensation expense due to increased headcount to support the overall growth of the Company.

Amounts in millions	2016	2015	Change
Personnel expenses	$30.3	$19.2	$11.1
Professional and legal fees	11.8	10.8	1.0
Stock-based compensation	14.6	9.4	5.2
Other general and administrative expenses	4.2	4.0	0.2
Facility and support services	16.0	14.6	1.4
Total general and administrative expenses	$76.9	$58.0	$18.9

Sales and marketing expenses. Sales and marketing expenses increased to $112.8 million for the year ended December 31, 2016 from $82.1 million for the year ended December 31, 2015. The increase in sales and marketing expense was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the ongoing commercialization of Cologuard test.

Amounts in millions	2016	2015	Change
Direct marketing costs and professional fees	$50.6	$28.7	$21.9
Personnel expenses	57.4	48.1	9.3
Stock-based compensation	4.1	4.1	—
Other sales and marketing expenses	0.7	1.2	(0.5)
Total sales and marketing expenses	$112.8	$82.1	$30.7

Investment income. Investment income increased to $2.0 million for the year ended December 31, 2016 from $1.3 million for the year ended December 31, 2015. This increase in investment income was due to higher return on investments for the year ended December 31, 2016 when compared to the same period in 2015.

Interest income and expense. Net interest expense increased to $0.2 million for the year ended December 31, 2016 from $6,000 for the year ended December 31, 2015. During the year ended December 31, 2015 the Company offset $0.1 million of interest expense with the forgiveness of accrued interest expense previously recorded on the Wisconsin Department of Commerce loan, which was forgiven during 2015 due to the Company’s meeting certain job creation targets. The increase in interest expense in 2016 was due to there not being a similar offset during 2016.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings of our common stock and through revenue generated by the sale of Cologuard. As of December 31, 2017, we had approximately $77.5 million in unrestricted cash and cash equivalents and approximately $347.2 million in marketable securities.

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

Net cash used in operating activities was $71.7 million, $130.1 million, and $134.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The principal use of cash in operating activities for each of the years ended December 31, 2017, 2016 and 2015 was to fund our net loss. The decrease in use of cash in operating activities for the year ended December 31, 2017 when compared to the same period in 2016 and 2015 is primarily due to the decrease in net loss.

Net cash used in investing activities was $160.8 million, $11.5 million, and $64.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in cash used in investing activities for the year ended December 31, 2017 when compared to the same period in 2016 and 2015 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $75.2 million for the year ended December 31, 2017, compared to $14.9 million for the year ended December 31, 2016. The increase was primarily the result of an increase in purchases of property and equipment, a business acquisition, and the purchase of intangible assets in 2017. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities for the year ended December 31, 2016 and 2015 was purchases of property and equipment of $14.8 million and $20.1 million, respectively. There was a slight decrease in purchases of property and equipment in 2016 compared to 2015 due to the timing of capital improvement projects.

Net cash provided by financing activities was $261.0 million, $149.6 million, and $181.8 million for the years ended December 31, 2017, 2016, and 2015, respectively. The increase in cash provided by financing activities for the year ended December 31, 2017 when compared to the same period in 2016 was primarily the result of an increase in proceeds from the sale of common stock from $144.2 million in 2016 to $253.4 million in 2017.  The decrease in cash provided by financing activities for the year ended December 31, 2016 when compared to the same period in 2015 was primarily the result of a decrease in proceeds from the sale of common stock from $174.1 million in 2015 to $144.2 million in 2016.

We expect that cash and cash equivalents and marketable securities on hand at December 31, 2017 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

The following table reflects our estimated fixed obligations and commitments as of December 31, 2017. This table only includes potential milestone payments due under licensing arrangements when we determine the likelihood of payment is probable:

		Payments Due by Period
		Less Than			More Than
Description	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Long-term debt obligations(1)	$4,678	$182	$4,496	$—	$—
Other long-term liabilities(1)(3)	1,200	—	—	1,200	—
Obligations under license and collaborative agreements(2)	3,517	1,182	1,363	363	609
Operating lease obligations	9,215	2,842	3,155	2,437	781
Total	$18,610	$4,206	$9,014	$4,000	$1,390

(1) Excludes expected interest payments related to long‑term debt obligations.

(2) We have entered into license and collaborative agreements with the Mayo Foundation and the University of Michigan. See Note 6 in the notes to our consolidated financial statements for further information.

(3) We have entered into a land purchase option agreement with the owner of the land adjacent to one of our current Madison, Wisconsin facilities. See Note 10 in the notes to our consolidated financial statements for further information.

Commitments under license agreements generally expire concurrent with the expiration of the intellectual property licensed from the third party. Operating leases reflect remaining obligations associated with the leased facilities at our headquarters, operations and lab facilities in Madison, Wisconsin.

Net Operating Loss Carryforwards

As of December 31, 2017, we had federal, state, and foreign net operating loss carryforwards of approximately $867.8 million, $357.0 million, $9.3 million, respectively. We also had federal and state research tax credit carryforwards of approximately $9.7 million and $5.2 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates through 2037, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. The Tax Cuts and Jobs Act (H.R. 1) was signed into law on December 22, 2017 (the “Act”). The Act contains significant changes to corporate taxation and modifies several existing laws around federal NOLs, including a limitation on the deduction for NOLs to 80 percent of current year taxable income as well as an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. For these reasons, even if we attain profitability our ability to utilize our NOLs may be limited, potentially significantly so.

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

• Risk‑Free Interest Rate—We base the risk‑free interest rate used in the Black‑Scholes and Monte Carlo valuation models on the implied yield currently available on U.S. Treasury zero‑coupon issues with an equivalent expected term.

• Forfeitures—Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of service-based awards for each restricted stock award and restricted stock unit is determined on the date of grant using the closing stock price on that day. The fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The fair value of each option award is estimated on the date of grant using the Black‑Scholes option pricing model based on the assumptions noted above and as further described in Note 5 to our financial statements.

Tax Positions. A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have incurred significant losses since our inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $233.8 million and $277.9 million valuation allowance at December 31,

2017 and 2016 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for 2017 and 2016 was a decrease of $44.1 million and an increase of $62.8 million, respectively. The decrease in our deferred tax asset and valuation allowance as of December 31, 2017 is due to the reduction in the US federal corporate income tax rate from 35 percent to 21 percent as part of the Tax Cuts and Jobs Act (H.R. 1) which was signed into law on December 22, 2017. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”) requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The New Revenue Standard, which must be adopted by the first quarter of 2018, will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective method upon adoption.

We will adopt the New Revenue Standard on January 1, 2018 utilizing the modified retrospective transition method, meaning that the cumulative effect of applying the New Revenue Standard is to be recognized in opening retained earnings at the date of initial application. Further, we have elected to apply the modified retrospective transition method to all contracts. We have completed an analysis of our contracts to identify potential differences that would result from applying the requirements under the New Revenue Standard, and we have determined that there are no material differences resulting from the adoption of the New Revenue Standard, as our method of recognizing revenue for our single revenue stream under the New Revenue Standard is analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for us to record a cumulative effect adjustment upon adoption, nor will we need to disclose in future filings the amount by which each financial statement line item was affected, and an explanation of significant changes, as a result of applying the New Revenue Standard. We believe our business processes, systems and controls are appropriate to support recognition and disclosure under the New Revenue Standard.

Regarding the contract acquisition cost component of the New Revenue Standard, our analysis supports the use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, we do not expect any material changes to the timing of when we recognize expenses related to contract acquisition costs.

In January 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“Update 2016-01”).  Update 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, “Fair Value Measurements,” and as such these investments may be measured at cost. Update 2016-01 will be effective for our fiscal year beginning January 1, 2018, and subsequent interim periods. The adoption of Update 2016-01 is not expected to have a material impact on our financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. We are currently evaluating the effects that the adoption of Update 2016-02 will have on our consolidated financial statements, and anticipate that the new guidance will impact our consolidated financial statements as we have several leases. As further described in Note 6, Commitments and Contingencies, as of December 31, 2017, we had future minimum operating lease payments of $9.2 million.

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in Update 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We have evaluated Update 2016-15 and we do not expect the adoption of this guidance to have a material impact on our statement of cash flows.

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

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control, (“Update 2016-17”). The amendments in Update 2016-17 change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We adopted this guidance during the three months ended March 31, 2017. The impact of adoption did not have an impact on our consolidated financial statements.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“Update 2017-01”). In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed for interim or annual periods for which the financial statements have not been issued or made available for issuance. We adopted this guidance in the fourth quarter of 2017, and the adoption of this guidance did not have a material impact on our financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-03, Accounting Changes and Error Corrections, (“Update 2017-03”) which states that an entity should evaluate ASUs that have been issued but not yet adopted to determine the effects of those ASUs on the entity’s financial statements when adopted. If the effect is unknown or cannot be reasonably estimated, then additional qualitative disclosures should be considered, including a description of the effect of the accounting policies that the entity expects to apply, if determined, and a comparison to the entity’s current accounting policies, a description of the status of the entity’s process to implement the new standard and the significant implementation matters yet to be addressed. This ASU was effective upon issuance. Transition guidance in certain issued but not yet adopted ASUs was updated to reflect Update 2017-03. Other than enhancements to the qualitative disclosures regarding the future adoption of new ASUs, adoption of Update 2017-03 did not have any impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“Update 2017-04”). Update 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard effective January 1, 2017 and it did not have any impact on our consolidated financial statements.

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

Off‑Balance Sheet Arrangements

As of December 31, 2017, we had no off‑balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment‑grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of December 31, 2017 and December 31, 2016 were classified as available‑for‑sale. We place our cash equivalents and marketable securities with high‑quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

EXACT SCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Exact Sciences Corporation

Madison, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.

Madison, Wisconsin

February 22, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Exact Sciences Corporation

Madison, Wisconsin

Opinion on Internal Control over Financial Reporting

We have audited Exact Sciences Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Madison, Wisconsin

February 22, 2018

EXACT SCIENCES CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$77,491	$48,921
Marketable securities	347,224	262,179
Accounts receivable, net	26,419	8,526
Inventory, net	26,027	6,833
Prepaid expenses and other current assets	10,055	7,114
Total current assets	487,216	333,573
Property and Equipment, at cost:
Computer equipment and computer software	30,148	20,767
Laboratory equipment	23,296	14,749
Leasehold and building improvements	17,629	13,549
Assets under construction	28,655	6,711
Land	4,466	—
Land improvements	1,419	—
Buildings	7,928	4,792
Furniture and fixtures	4,531	2,515
	118,072	63,083
Less—Accumulated depreciation	(38,086)	(24,941)
Net property and equipment	79,986	38,142
Intangibles, net	22,160	1,550
Other long-term assets, net	9,198	3,775
Total assets	$598,560	$377,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,135	$710
Accrued liabilities	49,126	28,106
Debt, current portion	182	174
Other short-term liabilities	2,681	1,702
Total current liabilities	68,124	30,692
Long-term debt	4,269	4,633
Other long-term liabilities	5,633	5,734
Lease incentive obligation, less current portion	116	686
Total liabilities	78,142	41,745

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—120,497,426 and 110,236,127 shares at December 31, 2017 and December 31, 2016	1,205	1,102
Additional paid-in capital	1,380,577	1,080,432
Accumulated other comprehensive loss	(750)	(418)
Accumulated deficit	(860,614)	(745,821)
Total stockholders’ equity	520,418	335,295
Total liabilities and stockholders’ equity	$598,560	$377,040

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Laboratory service revenue	$265,989	$99,376	$39,437

Cost of sales	79,196	45,195	24,501
Gross margin	186,793	54,181	14,936

Operating expenses:
Research and development	42,139	33,473	33,914
General and administrative	109,040	76,898	57,950
Sales and marketing	153,924	112,826	82,140
Total operating expenses	305,103	223,197	174,004
Loss from operations	(118,310)	(169,016)	(159,068)

Other income (expense)
Investment income	3,932	2,018	1,271
Interest expense	(206)	(213)	(6)
Total other income	3,726	1,805	1,265

Net loss before tax	(114,584)	(167,211)	$(157,803)

Income tax benefit	187	—	—

Net loss	$(114,397)	$(167,211)	$(157,803)

Net loss per share—basic and diluted	$(0.99)	$(1.63)	$(1.71)

Weighted average common shares outstanding—basic and diluted	115,684	102,335	92,135

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(114,397)	$(167,211)	$(157,803)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(475)	230	(329)
Foreign currency translation gain (loss)	143	(215)	11
Comprehensive loss	$(114,729)	$(167,196)	$(158,121)

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share data)

	Common Stock		Additional	Other		Total
	Number of	$0.01	Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2015	88,626,042	$886	$709,020	$(115)	$(420,807)	$288,984
Issuance of common stock, net of issuance costs of $4.43 million	7,000,000	70	174,070	—	—	174,140
Exercise of common stock options and warrants	281,315	3	1,245	—	—	1,248
Issuance of common stock to fund the Company’s 2014 401(k) match	21,826	—	836	—	—	836
Compensation expense related to issuance of stock options and restricted stock awards	568,818	6	18,044	—	—	18,050
Purchase of employee stock purchase plan shares	176,785	2	1,717	—	—	1,719
Net loss	—	—	—	—	(157,803)	(157,803)
Accumulated other comprehensive income	—	—	—	(318)	—	(318)
Balance, December 31, 2015	96,674,786	$967	$904,932	$(433)	$(578,610)	$326,856
Issuance of common stock, net of issuance costs of $7.3 million	9,775,000	98	144,144	—	—	144,242
Exercise of common stock options and warrants	2,254,384	23	3,388	—	—	3,411
Issuance of common stock to fund the Company’s 2015 401(k) match	341,507	3	2,148	—	—	2,151
Compensation expense related to issuance of stock options and restricted stock awards	833,627	8	23,724	—	—	23,732
Purchase of employee stock purchase plan shares	356,823	3	2,096	—	—	2,099
Net loss	—	—	—	—	(167,211)	(167,211)
Accumulated other comprehensive income	—	—	—	15	—	15
Balance, December 31, 2016	110,236,127	$1,102	$1,080,432	$(418)	$(745,821)	$335,295
Cumulative-effect adjustment - ASU 2016-09 adoption	—	—	396	—	(396)	—
Issuance of common stock, net of issuance costs of $7.4 million	7,450,000	74	253,314	—	—	253,388
Exercise of common stock options	1,067,047	11	5,092	—	—	5,103
Issuance of common stock to fund the Company’s 2016 401(k) match	158,717	2	3,006	—	—	3,008
Compensation expense related to issuance of stock options and restricted stock awards	1,162,112	12	35,500	—	—	35,512
Purchase of employee stock purchase plan shares	423,423	4	2,837	—	—	2,841
Net loss	—	—	—	—	(114,397)	(114,397)
Accumulated other comprehensive income		—	—	(332)	—	(332)
Balance, December 31, 2017	120,497,426	$1,205	$1,380,577	$(750)	$(860,614)	$520,418

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(114,397)	$(167,211)	$(157,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	14,500	11,309	7,600
Loss on disposal of property and equipment	954	151	40
Deferred tax benefit	(115)	—	—
Stock-based compensation	35,512	23,732	18,050
Amortization of other liabilities	(1,674)	(1,013)	(573)
Amortization of deferred financing costs	54	52	44
Forgiveness of long-term debt	—	—	(1,000)
Amortization of premium on short-term investments	65	463	1,323
Amortization of intangible assets	1,055	200	150
Proceeds from refundable tax credits	—	800	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(17,529)	(3,593)	(3,557)
Inventory, net	(19,194)	(156)	(2,660)
Prepaid expenses and other current assets	(995)	761	(3,057)
Accounts payable	15,383	(2,598)	661
Accrued liabilities	15,154	7,349	7,424
Other short-term liabilities	119	—	—
Lease incentive obligation	(616)	(312)	(553)
Accrued Interest	—	—	(106)
Net cash used in operating activities	(71,724)	(130,066)	(134,017)
Cash flows from investing activities:
Purchases of marketable securities	(357,051)	(189,989)	(205,054)
Maturities of marketable securities	271,466	193,321	162,283
Purchases of property and equipment	(48,480)	(14,851)	(20,084)
Business acquisition, net of cash acquired	(2,980)	—	—
Investment in privately-held company	(3,000)	—	—
Internally developed software	(70)	—	—
Purchased intangible assets	(20,690)	—	(1,900)
Net cash used in investing activities	(160,805)	(11,519)	(64,755)
Cash flows from financing activities:
Proceeds from exercise of common stock options	5,103	3,411	1,248
Proceeds from sale of common stock, net of issuance costs	253,388	144,242	174,140
Payments on capital lease obligations	—	—	(360)
Proceeds from Mortgage Payable	—	—	5,062
Payments on mortgage payable	(174)	(166)	(44)
Payments of deferred financing costs	(202)	—	—
Proceeds in connection with the Company's employee stock purchase plan	2,841	2,099	1,719
Net cash provided by financing activities	260,956	149,586	181,765

Effects of exchange rate changes on cash and cash equivalents	143	(215)	11

Net increase (decrease) in cash and cash equivalents	28,570	7,786	(16,996)
Cash and cash equivalents, beginning of period	48,921	41,135	58,131
Cash and cash equivalents, end of period	$77,491	$48,921	$41,135
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$8,818	$655	$1,705
Unrealized gain (loss) on available-for-sale investments	$(475)	$230	$(329)
Issuance of 158,717, 341,507 and 21,826 shares of common stock to fund the Company’s 401(k) matching contribution for 2016, 2015, and 2014 respectively	$3,008	$2,151	$836
Interest paid	$201	$209	$95

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s wholly‑owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, CG Growth, LLC, Exact Sciences Development Company, LLC, Sampleminded, Inc., Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities. See Note 10 for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in the Company’s consolidated financial statements.  All significant intercompany transactions and balances have been eliminated in consolidation. The Company does have a minority equity interest in a company accounted for as a cost method investment. The operating results of this company are not included in the Company’s results of operations.

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in a bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at December 31, 2017 and 2016.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

At December 31, 2017 and December 31, 2016 the Company’s marketable securities were comprised of fixed income investments, and all were deemed available‑for‑sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. All of the Company’s investments are considered current. Realized gains were $23,000, $24,000, and $14,000, net of insignificant realized losses, for the years ended December 31, 2017, 2016, and 2015, respectively and are included in investment income.

The Company periodically reviews investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, the Company’s intent not to sell the security, and whether it is more likely than not that the Company will have to sell the security before recovery of its cost basis. For the year ended December 31, 2017, no investments were identified with other-than-temporary declines in value.

Available‑for‑sale securities at December 31, 2017 consist of the following:

	December 31, 2017
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$181,639	$10	$(344)	$181,305
Asset backed securities	94,700	—	(185)	94,515
U.S. government agency securities	54,974	—	(162)	54,812
Commercial paper	9,953	—	(7)	9,946
Certificates of deposit	6,647	1	(2)	6,646
Total available-for-sale securities	$347,913	$11	$(700)	$347,224

Available‑for‑sale securities at December 31, 2016 consist of the following:

	December 31, 2016
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income	Income	Value
Corporate bonds	$137,013	$17	$(93)	$136,937
Asset backed securities	55,667	3	(30)	55,640
U.S. government agency securities	49,591	3	(120)	49,474
Commercial paper	19,069	8	(1)	19,076
Certificates of deposit	1,053	—	(1)	1,052
Total available-for-sale securities	$262,393	$31	$(245)	$262,179

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Changes in Accumulated Other Comprehensive Income (Loss)

The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31, 2017, 2016 and 2015 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at January 1, 2015	$—	$(115)	$(115)
Other comprehensive (loss) income before reclassifications	11	(361)	(350)
Amounts reclassified from accumulated other comprehensive loss	—	32	32
Net current period change in accumulated other comprehensive income (loss)	11	(329)	(318)
Balance at December 31, 2015	$11	$(444)	$(433)
Other comprehensive (loss) income before reclassifications	(215)	117	(98)
Amounts reclassified from accumulated other comprehensive loss	—	113	113
Net current period change in accumulated other comprehensive income (loss)	(215)	230	15
Balance at December 31, 2016	$(204)	$(214)	$(418)
Other comprehensive (loss) income before reclassifications	143	(530)	(387)
Amounts reclassified from accumulated other comprehensive loss	—	55	55
Net current period change in accumulated other comprehensive income (loss)	143	(475)	(332)
Balance at December 31, 2017	$(61)	$(689)	$(750)

Amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Affected Line Item in the	Year Ended December 31,
Details about AOCI Components (In thousands)	Statement of Operations	2017	2016	2015
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$55	$113	$32
Total reclassifications		$55	$113	$32

Allowance for Doubtful Accounts

The Company estimates an allowance for doubtful accounts against accounts receivable based on estimates of expected collections consistent with historical cash collection experience. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events or other substantive evidence indicate that expected collections will be less than applicable accrual rates.  At December 31, 2017 and 2016 there was no allowance for doubtful accounts recorded. For the years ended December 31, 2017, 2016 and 2015, there was no bad debt expense written off against the allowance and charged to operating expense.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

Inventory consists of the following:

	December 31,	December 31,
(In thousands)	2017	2016
Raw materials	$10,344	$2,408
Semi-finished and finished goods	15,683	4,425
Total inventory	$26,027	$6,833

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight‑line method over the assets’ estimated useful lives. Land is stated at cost and does not depreciate. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. The estimated useful lives of property and equipment are as follows:

Estimated
Asset Classification	Useful Life
Laboratory equipment	3 - 5 years
Computer equipment and computer software	3 years
Leasehold and building improvements	Lesser of the remaining lease term, building life, or useful life
Furniture and fixtures	3 years
Land improvements	15 years
Buildings	30 years

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $14.5 million, $11.3 million, and $7.6 million, respectively.

At December 31, 2017, the Company had $28.7 million of assets under construction which consisted of $13.8 million related to building and leasehold improvements, $2.6 million of capitalized costs related to software projects and $12.3 million of costs related to laboratory equipment. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $102.4 million to complete the building projects, $15.8 million to complete the laboratory equipment, and minimal cots to complete the computer equipment and computer software projects. These projects are expected to be completed in 2018 and 2019. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the years ended December 31, 2017, 2016 or 2015.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Patent Costs, Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following:

	December 31,	December 31,
(In thousands)	2017	2016
Intangible assets:
Finite-lived intangible assets	$23,660	$2,000
Less: Accumulated amortization	(1,500)	(450)
Net carrying value	$22,160	$1,550

Finite-Lived Intangible Assets

The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2017:

		Weighted
	Net Balance at	Average
	December 31,	Remaining
(In thousands)	2017	Life (Years)
Licensed intellectual property and patents	$21,241	10.5
Developed technology	919	7.6
Total	$22,160

As of December 31, 2017, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2018	$2,407
2019	2,407
2020	2,407
2021	2,372
2022	2,369
Thereafter	10,198
$22,160

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for the periods ended December 31, 2017, 2016, and 2015.

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. Other than the transactions

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

discussed below, the Company determined that all patent costs incurred during the year ended December 31, 2017, 2016 and 2015 should be expensed and not capitalized as the future economic benefit derived from the transactions cannot be determined.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.

Under a technology license and royalty agreement entered into with MDx Health (“MDx”), dated July 26, 2010 (as subsequently amended, the “MDx License Agreement”), the Company was required to pay MDx milestone-based royalties on sales of products or services covered by the licensed intellectual property.  Once the achievement of a milestone occurred or was considered probable, an intangible asset and corresponding liability was reported in other long-term assets and accrued liabilities, respectively. The liability was relieved once the milestone was achieved and payment made. The intangible asset is being amortized over the estimated ten-year useful life of the licensed intellectual property through 2024, and such amortization is reported in cost of sales. Payment for all remaining milestones under the License Agreement was made as part of the Royalty Buy-Out agreement outlined below.

Effective April 25, 2017, the Company and MDx entered into a royalty buy-out agreement (“Royalty Buy-Out Agreement”), which terminated the MDx License Agreement. Pursuant to the Royalty Buy-Out Agreement, the Company paid MDx a one-time fee of $8.0 million in exchange for an assignment of certain patents covered by the MDx License Agreement and the elimination of all ongoing royalties and other payments by the Company to MDx under the MDx License Agreement. Also included in the Royalty Buy-Out Agreement is a mutual release of liabilities, which includes all amounts previously accrued under the MDx License Agreement. Concurrently with entering into the Royalty Buy-Out Agreement, the Company entered into a patent purchase agreement (“Patent Purchase Agreement”) with MDx under which it paid MDx an additional $7.0 million in exchange for the assignment of certain other patent rights that were not covered by the MDx License Agreement. The total $15.0 million paid by the Company pursuant to the Royalty Buy-Out Agreement and Patent Purchase Agreement, net of liabilities relieved of $6.6 million, was recorded as an intangible asset and is being amortized over the estimated remaining useful life of the licensed intellectual property through 2024, and such amortization is reported in cost of sales. The $6.6 million of liabilities relieved were related to historical milestones and accrued royalties under the License Agreement.

As of December 31, 2017, an intangible asset of $9.0 million related to historical milestone payments made under the MDx License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in intangible assets. As of December 31, 2016, an intangible asset of $1.6 million and a liability of $1.3 million related to historical milestone payments made under the MDx License Agreement, were reported in intangible assets and accrued liabilities, respectively.  Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $1.0 million, $0.2 million, and $0.2 million, respectively.

On December 15, 2017, the Company entered into an asset purchase agreement (the “Armune Purchase Agreement”) with Armune BioScience, Inc. (“Armune”), pursuant to which the Company acquired intellectual property and certain other assets underlying Armune’s APIFINY®, APIFINY® PRO and APIFINY® ACTIVE SURVEILLANCE prostate cancer diagnostic tests. The portfolio of Armune assets the Company acquired is expected to complement its product pipeline. The total consideration was comprised of an up-front cash payment of $12.0 million and $17.5 million in contingent payment obligations that will become payable upon the Company’s achievement of development and commercial milestones using the acquired intellectual property.  The ability to meet these events is subject to many risks and is therefore uncertain.  The Company will not record the contingent consideration until it is probable that the milestones will be met.  There is no other consideration due to Armune beyond the milestone payments and the Company is not subject to future royalty obligations should a product be developed and commercialized. In connection with the Armune Purchase Agreement, Armune terminated a license agreement pursuant to which it licensed certain patent rights and know-how from the Regents of the University of Michigan (“University of Michigan”), and the Company entered into a license agreement with the University of Michigan with respect to such patent rights and know-how, as well as certain additional intellectual property rights. Pursuant to the Company’s agreement with the University

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

of Michigan, it is required to pay the University of Michigan a low single-digit royalty on its net sales of products using the licensed intellectual property.

The Company accounted for the transaction as an asset acquisition under GAAP. The asset is comprised of a portfolio of biomarkers, related technology and know-how, which is a group of complementary assets concentrated in a single identifiable asset.  The transaction costs directly related to the asset acquisition were added to the asset in accordance with GAAP.  As such, the collective asset value from the acquisition resulted in an intangible asset of $12.2 million.  The intellectual property asset, which includes related transaction costs, is being amortized on a straight-line basis over the period the Company expects to be benefited, which is in line with the legal life of the patents acquired. , the Company capitalized these costs as there is a reasonable expectation that the assets acquired will be used in an alternative manner in the future, that is not contingent on future development subsequent to acquisition, and the Company anticipates there to be economic benefit from these alternative uses.  For the year-ending December 31, 2017, the Company recorded amortization expense of $40,000. At December 31, 2017 the net balance of $12.2 million is reported in net intangible assets in the Company’s consolidated balance sheet.

As a result of the Sampleminded acquisition, the Company recorded an intangible asset of $1.0 million which was comprised of developed technology acquired of $0.9 million, customer relationships of $0.1 million, and non-compete agreements of $32,000. The intangible assets acquired are being amortized over the remaining useful life which was determined to be eight years for developed technology acquired, three years for customer relationships, and five years for non-compete agreements. For the year-ended December 31, 2017, the Company recorded amortization expense of $52,000 and the net balance of $0.9 million is reported in intangible assets in our consolidated balance sheet.

Goodwill

As more fully described in Note 12, during the third quarter of 2017, the Company recognized goodwill of $2.0 million from the acquisition of Sampleminded, Inc., which was completed during the period. Goodwill is recorded as part of other long-term assets on the consolidated balance sheet. The Company will evaluate goodwill impairment on an annual basis or more frequently should an event or change in circumstance occur that indicates that the carrying amount is in excess of the fair value. There were no impairment losses for the years ended December 31, 2017, 2016, and 2015.

Investment in Privately-Held Company

On November 30, 2017, the Company made a 10 percent, investment in a supplier. The investment does not constitute a variable interest entity as the Company does not have control over the supplier’s business.  Additionally, as the ownership percentage is below 20 percent, the equity method is not being used to account for the investment. The supplier is privately-held and there are no quoted prices or observable pricing inputs available, therefore the Company has accounted for this investment under the cost-method. The investment will be evaluated annually for impairment and there was no impairment recorded during the year ended December 31, 2017. The total cash paid related to the investment was $3.0 million, which agrees to the carrying value as of December 31, 2017 and is included in the other long-term assets on our consolidated balance sheets.

Net Loss Per Share

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share is the same because all outstanding common stock equivalents have been excluded, as they are anti‑dilutive as a result of the Company’s losses.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti‑dilutive effect due to net losses for each period:

	December 31,
(In thousands)	2017	2016	2015
Shares issuable upon exercise of stock options	3,360	3,505	4,937
Shares issuable upon the release of restricted stock awards	6,149	5,601	3,445
	9,509	9,106	8,382

Accounting for Stock‑Based Compensation

The Company requires all share‑based payments to employees, including grants of employee stock options, restricted stock, restricted stock units and shares purchased under an ESPP (if certain parameters are not met), to be recognized in the financial statements based on their fair values.

Revenue Recognition

Laboratory service revenue. The Company’s laboratory service revenue is generated by performing screening services using its Cologuard test, and the service is completed upon delivery of a test result to an ordering physician. The Company recognizes revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  The Company recognizes revenue on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be collected can be reasonably estimated. Contractual and other adjustments represent the difference between the list price (the billing rate) and the estimated reimbursement rate from payers and patients. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous estimates and, if necessary, the contractual allowance is adjusted.

The estimates of amounts that will ultimately be collected require significant judgment by management, and the Company’s judgments will continue to evolve as it gains payment experience with payers and patients. Historically, in the absence of the ability to reasonably estimate the amount that will ultimately be collected for services, revenue was recognized upon cash receipt. Effective, during the first quarter of 2017, the Company determined that it had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, the Company now recognizes revenue on an accrual basis for all billed claims.

The components of laboratory service revenue, as recognized upon accrual or cash receipt, for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Revenue recognized on an accrual basis	$261,480	$87,037	$36,364
Revenue recognized when cash is received	4,509	12,339	3,073
Total	$265,989	$99,376	$39,437

Advertising Costs

The Company expenses the costs of media advertising at the time the advertising takes place. The Company expensed approximately $58.0 million, $38.1 million, and $10.8 million of media advertising during the years ended December 31, 2017, 2016, and 2015, respectively.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Fixed‑income securities are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material pricing change from period to period.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table presents the Company’s fair value measurements as of December 31, 2017 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

		Fair Value Measurement at December 31, 2017 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$61,297	$61,297	—	—
Commercial paper	10,995	—	10,995	—
Certificates of deposit	1,499	—	1,499	—
U.S. government agency securities	3,700	—	3,700	—
Available-for-sale
Marketable securities
Corporate bonds	181,305	—	181,305	—
Asset backed securities	94,515	—	94,515	—
U.S. government agency securities	54,812	—	54,812	—
Commercial paper	9,946	—	9,946	—
Certificates of deposit	6,646	—	6,646	—
Total	$424,715	$61,297	$363,418	$—

The following table presents the Company’s fair value measurements as of December 31, 2016 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

		Fair Value Measurement at December 31, 2016 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$48,921	$48,921	—	—
Available-for-sale
Marketable securities
Corporate bonds	136,937	—	136,937	—
Asset backed securities	55,640	—	55,640	—
U.S. government agency securities	49,474	—	49,474	—
Commercial paper	19,076	—	19,076	—
Certificates of deposit	1,052	—	1,052	—
Total	$311,100	$48,921	$262,179	$—

The Company monitors investments for other-than-temporary impairment.  It was determined that unrealized gains and losses at December 31, 2017 and 2016 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. So long as the Company holds these securities to maturity, it is unlikely to experience gains or losses. In the event that the Company disposes of these securities before maturity, it is expected that realized gains or losses, if any, will be immaterial.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2017
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$158,790	$(340)	$4,715	$(4)	$163,505	$(344)
Asset backed securities	85,906	(179)	8,609	(6)	94,515	(185)
U.S. government agency securities	24,878	(90)	29,934	(72)	54,812	(162)
Commercial paper	19,944	(7)	—	—	19,944	(7)
Certificates of deposit	2,997	(2)	—	—	2,997	(2)
Total	$292,515	$(618)	$43,258	$(82)	$335,773	$(700)

The following table summarizes the gross unrealized losses and fair value of investments in an unrealized loss position as of December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2016
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable Securities
Corporate bonds	$94,999	$(93)	$—	$—	$94,999	$(93)
Asset backed securities	41,656	(27)	3,506	(2)	45,162	(29)
U.S. government agency securities	44,911	(120)	—	—	44,911	(120)
Commercial paper	5,606	(2)	—	—	5,606	(2)
Certificates of deposit	1,052	(1)	—	—	1,052	(1)
Total	$188,224	$(243)	$3,506	$(2)	$191,730	$(245)

The following table summarizes contractual underlying maturities of the Company’s available‑for‑sale investments at December 31, 2017:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$126,908	$126,756	$54,731	$54,549
U.S. government agency securities	54,974	54,812	—	—
Commercial paper	9,953	9,946	—	—
Certificates of deposit	6,647	6,646	—	—
Asset backed securities	20,369	20,343	74,331	74,172
Total	$218,851	$218,503	$129,062	$128,721

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Concentration of Credit Risk

In accordance with GAAP, the Company is required to disclose any significant off‑balance‑sheet risk and credit risk concentration. The Company has no significant off‑balance‑sheet risk, such as foreign exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2017, the Company had cash and cash equivalents deposited in financial institutions in which the balances exceed the federal government agency insured limit of $250,000 by approximately $76.5 million. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.

Through December 31, 2017, all of the Company’s laboratory service revenues have been derived from the sale of Cologuard. The following is a breakdown of revenue and accounts receivable from major payers:

	% Revenue for the years ended December 31,			% Accounts Receivable at December 31,
Major Payer	2017	2016	2015	2017	2016	2015
Centers for Medicare and Medicaid Services	44%	60%	71%	39%	63%	64%
Payer A	11%	(1)	(1)	10%	(1)	(1)

(1)	Payer was less than 10 percent of revenue for the year.

As the number of payers reimbursing for Cologuard increases, the percentage of laboratory service revenue derived from major payers will continue to change as a percentage of revenue and accounts receivable.

Tax Positions

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, the Company has determined that a $233.8 million and $277.9 million valuation allowance at December 31, 2017 and 2016 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance as of December 31, 2017 and 2016 was a decrease of $44.1 million and an increase of $62.8 million, respectively. The decrease in our deferred tax asset and valuation allowance as of December 31, 2017 is due to the reduction in the US federal corporate income tax rate from 35 percent to 21 percent as part of the Tax Cuts and Jobs Act (H.R. 1) which was signed into law on December 22, 2017. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), (the “New Revenue Standard”) requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The New Revenue Standard, which must be adopted by the first quarter of 2018, will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective method upon adoption.

The Company will adopt the New Revenue Standard on January 1, 2018 utilizing the modified retrospective transition method, meaning that the cumulative effect of applying the New Revenue Standard is to be recognized in opening retained earnings at the date of initial application. Further, the Company has elected to apply the modified retrospective transition method to all contracts. The Company has completed an analysis of its contracts to identify potential differences that would result from applying the requirements under the New Revenue Standard, and the Company has determined that there are no material differences resulting from the adoption of the New Revenue Standard, as the Company’s method of recognizing revenue for its single revenue stream under the New Revenue Standard is analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for the Company to record a cumulative effect adjustment upon adoption, nor will the Company need to disclose in future filings the amount by which each financial statement line item was affected, and an explanation of significant changes, as a result of applying the New Revenue Standard. The Company believes its business processes, systems and controls are appropriate to support recognition and disclosure under the New Revenue Standard.

Regarding the contract acquisition cost component of the New Revenue Standard, the Company’s analysis supports the use of the practical expedient when recognizing expense related to incremental costs incurred to acquire a contract, as the recovery of such costs is completed in less than one year’s time. Additionally, incremental costs to obtain contracts have been immaterial to date. Accordingly, the Company does not expect any material changes to the timing of when the Company recognizes expenses related to contract acquisition costs.

In January 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“Update 2016-01”).  Update 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, “Fair Value Measurements,” and as such these investments may be measured at cost. Update 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018, and subsequent interim periods. The adoption of Update 2016-01 is not expected to have a material impact on the Company’s financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.  The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of Update 2016-02 will have on the Company’s consolidated financial statements. The Company anticipates that the new guidance will impact the Company’s consolidated financial statements as it has several leases. As further described in Note 6. Commitments and Contingencies, as of December 31, 2017, the Company had future minimum operating lease payments of $9.2 million.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. The amendments in Update 2016-15 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated Update 2016-15 and the Company does not expect the adoption of this guidance to have a material impact on its statement of cash flows.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, (“Update 2017-01”). In an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is allowed for interim or annual periods for which the financial statements have not been issued or made available for issuance. The Company adopted this guidance in the fourth quarter of 2017, and the adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-03, Accounting Changes and Error Corrections, (“Update 2017-03”) which states that an entity should evaluate ASUs that have been issued but not yet adopted to determine the effects of those ASUs on the entity’s financial statements when adopted. If the effect is unknown or cannot be reasonably estimated, then additional qualitative disclosures should be considered, including a description of the effect of the accounting policies that the entity expects to apply, if determined, and a comparison to the entity’s current accounting policies, a description of the status of the entity’s process to implement the new standard and the significant implementation matters yet to be addressed. This ASU is effective upon issuance. Transition guidance in certain issued but not yet adopted ASUs was updated to reflect Update 2017-03. Other than enhancements to the qualitative disclosures regarding the future adoption of new ASUs, adoption of Update 2017-03 is not expected to have any impact on the Company’s consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, (“Update 2017-04”). Update 2017-04 eliminates Step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The update is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard effective January 1, 2017 and it did not have any impact on our consolidated financial statements.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Pursuant to the Company’s agreement with MAYO, the Company is required to pay MAYO a low single digit royalty on the Company’s net sales of products using the licensed MAYO intellectual property, with minimum annual royalty fees of $25,000 each year through 2033, the year the last patent expires. The January 2016 amendment to the MAYO license agreement established various low-single-digit royalty rates on net sales of current and future products and clarified how net sales will be calculated.  As part of the amendment, the royalty rate on the Company’s net sales of Cologuard increased and, if in the future, improvements are made to the Cologuard product, the royalty rate may further increase, but, pursuant to the terms of the January 2016 and October 2017 amendment, would remain a low-single-digit percentage of net sales.

In addition to royalties, the Company is required pay MAYO cash of $0.2, $0.8 million and $2.0 million upon each product using the licensed MAYO intellectual property reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015 and 2016.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company has incurred charges of $3.8 million and has made payments of $2.9 million for the year ended December 31, 2017. The Company has recorded an estimated liability in the amount of $1.8 million for research and development efforts as of December 31, 2017. The Company incurred charges of $3.6 million and made payments of $3.9 million for the year ended December 31, 2016. The Company recorded an estimated liability in the amount of $1.0 million for research and development efforts at December 31, 2016. The Company incurred charges of $2.6 million and made payments of $2.6 million for the year ended December 31, 2015.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The license agreement will remain in effect, unless earlier terminated by the parties in accordance with the agreement, until the last of the licensed patents expires in 2033 (or later, if certain licensed patent applications are issued). However, if the Company is still using the licensed MAYO know‑how or certain MAYO‑provided biological specimens or their derivatives on such expiration date, the term shall continue until the earlier of the date the Company stops using such know‑how and materials and the date that is five years after the last licensed patent expires. The license agreement contains customary termination provisions and permits MAYO to terminate the license agreement if the Company sues MAYO or its affiliates, other than any such suit claiming an uncured material breach by MAYO of the license agreement.

(4) ISSUANCES OF EQUITY

Underwritten Public Offerings

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

On June 7, 2017, the Company completed an underwritten public offering of 7.0 million shares of common stock at a price of $35.00 per share to the public. On June 26, 2017, the underwriters partially exercised their over-allotment option in connection with the offering and purchased an additional 450,000 shares of common stock at $35.00 per share to the public. The Company received, in the aggregate, approximately $253.4 million of net proceeds from the offering, after deducting $7.3 million for the underwriting discount and commissions and other stock issuance costs paid by the Company.

Rights Agreement

In February 2011, the Company adopted a rights agreement and subsequently distributed to the Company’s stockholders preferred stock purchase rights. Under certain circumstances, each right can be exercised for one one‑thousandth of a share of Series A Junior Participating Preferred Stock. In general, the rights will become exercisable in the event of an announcement of an acquisition of 15 percent or more of the Company’s outstanding common stock or the commencement or announcement of an intention to make a tender offer or exchange offer for 15 percent or more of the Company’s outstanding common stock. If any person or group acquires 15 percent or more of the Company’s common stock, the Company’s stockholders, other than the acquiror, will have the right to purchase additional shares of the Company’s common stock (in lieu of the Series A Junior Participating Preferred Stock) at a substantial discount to the then prevailing market price. The rights agreement could significantly dilute such acquiror’s ownership position in the Company’s shares, thereby making a takeover prohibitively expensive and encouraging such acquiror to negotiate with the Company’s board of directors. The ability to exercise these rights is contingent on events that the Company has determined to be unlikely at this time, and therefore this provision has not been considered in the computation of equity or earnings per share.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(5) STOCK‑BASED COMPENSATION

Stock‑Based Compensation Plans

The Company maintains the 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

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

The 2000 Option Plan was administered by the compensation committee of the Company’s board of directors, which selected the individuals to whom equity‑based awards would be granted and determined the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At December 31, 2017, options to purchase 529,209 shares were outstanding under the 2000 Option Plan. There were no shares of restricted stock outstanding under the 2000 Option Plan.

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

The 2010 Stock Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity‑based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2010 Stock Plan. The 2010 Stock Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2010 Stock Plan held by that employee will immediately vest. At December 31, 2017, options to purchase 2,831,252 shares were outstanding under the 2010 Stock Plan and 5,417,190 shares of restricted stock and restricted stock units were outstanding. On July 27, 2017, the Company’s stockholders approved an amendment to the amended and restated 2010 Stock Plan which, among other items, increased the number of shares available for issuance thereunder by 12,700,000 shares. At December 31, 2017, there were 10,885,506 shares available for future grant under the 2010 Stock Plan.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The 2015 Inducement Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2015 Inducement Plan. The 2015 Inducement Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2015 Inducement Plan held by that employee will immediately vest. At December 31, 2017, there were 80,443 shares of restricted stock and restricted stock units outstanding under the 2015 Inducement Award Plan. At December 31, 2017, there were no shares available for future grant under the 2015 Inducement Plan.

2016 Inducement Award Plan  The Company adopted the 2016 Inducement Award Plan (the “2016 Inducement Plan”) on January 25, 2016. The 2016 Inducement Plan expired on July 27, 2017, and after such date no further awards could be granted under the plan. Under the terms of the 2016 Inducement Plan, the Company is authorized to grant incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards to employees who were not previously an employee of the Company or any of its Subsidiaries. Options granted under the 2016 Inducement Plan expire ten years from the date of grant. Grants made from the 2016 Inducement Plan generally vest over a period of three to four years.

The 2016 Inducement Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2016 Inducement Plan. The 2016 Inducement Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2016 Inducement Plan held by that employee will immediately vest. At December 31, 2017, there were 651,145 shares of restricted stock and restricted stock units outstanding under the 2016 Inducement Award Plan. At December 31, 2017, there were no shares available for future grant under the 2016 Inducement Plan.

2010 Employee Stock Purchase Plan  The 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) was adopted by the Company on July 16, 2010. The 2010 Purchase Plan provides participating employees the right to purchase shares of common stock at a discount through a series of offering periods. The 2010 Purchase Plan will expire on October 31, 2020. On July 24, 2014, the Company’s stockholders approved an amendment to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 500,000 shares. On July 28, 2016 the Company’s stockholders approved an amendment to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 2,000,000 shares. At December 31, 2017, there were 1,583,146 shares of common stock available for purchase by participating employees under the 2010 Purchase Plan.

The compensation committee of the Company’s board of directors administers the 2010 Purchase Plan. Generally, all employees whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 2010 Purchase Plan. Participating employees authorize an amount, between 1 percent and 15 percent of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the employee’s option to purchase shares of Company common stock, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2010 Purchase Plan, the option exercise price is an amount equal to 85 percent of the fair market value, as defined under the 2010 Purchase Plan, and no employee can purchase more than $25,000 of Company common stock under the 2010 Purchase Plan in any calendar year. Rights granted under the 2010 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2010 Purchase Plan at any time or upon termination of employment. At December 31, 2017, there were 1,216,854 cumulative shares issued under the 2010 Purchase Plan, and 423,423 shares were issued in the year ended December 31, 2017, as follows:

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

		Weighted Average
Offering period ended	Number of Shares	price per Share
April 30, 2017	257,551	$6.28
October 31, 2017	165,872	$7.33

Stock‑Based Compensation Expense

The Company recorded approximately $35.5 million, $23.7 million, and $18.1 million in stock‑based compensation expense during the years ended December 31, 2017, 2016, and 2015, respectively, in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non‑employee consultants and non‑employee directors. Non‑cash stock‑based compensation expense by expense category for the years ended December 31, 2017, 2016, and 2015 are as follows:

	December 31,
(In thousands)	2017	2016	2015
Cost of sales	$1,783	$1,064	$876
Research and development	6,836	4,014	3,744
General and administrative	20,221	14,597	9,358
Sales and marketing	6,672	4,057	4,072
Total stock-based compensation	$35,512	$23,732	$18,050

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

Determining Fair Value

Valuation and Recognition—The fair value of each option award is estimated on the date of grant using the Black‑Scholes option‑pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight‑line method over the vesting period. For awards issued to non-employees, the measurement date is the date when the performance is complete or when the award vests, whichever is earliest. Accordingly, non-employee awards are re-measured at each reporting period until the final measurement date. The fair value of the award is recognized as stock-based compensation expense over the requisite service period, generally the vesting period. The Black-Scholes and Monte Carlo pricing models utilize the following assumptions:

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Forfeitures—Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Year Ended
	December 31,
	2017	2016	2015
Option Plan Shares
Risk-free interest rates	2.1% - 2.2%	1.5% - 1.7%	1.5% - 1.9%
Expected term (in years)	6.51 -6.59	6.25 - 6.74	6.25 - 6.60
Expected volatility	62.1% -62.9%	58.9% - 59.4%	67.1% - 73.2%
Dividend yield	0%	0%	0%
Weighted average fair value per share of options granted during the period	$ 25.23	$ 3.17	$ 15.81
Market Measure-Based Shares
Risk-free interest rates	(1)	0.8% - 0.9%	1.1%
Expected term (in years)	(1)	2.43 - 2.84	3.15
Expected volatility	(1)	68.3% - 79.6%	64.3%
Dividend yield	(1)	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	(1)	$ 3.77	$ 5.91
ESPP Shares
Risk-free interest rates	1% - 1.6%	0.4% - 0.8%	0.3% - 0.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	45% - 85.5%	70.1% - 92.7%	51.2% - 110%
Dividend yield	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$ 17.87	$ 3.30	$ 4.67

(1)	The Company did not issue market measure-based shares during the respective period.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Stock Option, Restricted Stock, and Restricted Stock Unit Activity

A summary of stock option activity under the Stock Plans during the years ended 2017, 2016 and 2015 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2015	4,934,317	$3.63	5.2
Granted	340,978	23.51
Exercised	(281,315)	4.44
Forfeited	(57,386)	16.99
Outstanding, December 31, 2015	4,936,594	$4.80	4.5
Granted	883,889	5.48
Exercised	(2,255,959)	1.52
Forfeited	(59,043)	9.75
Outstanding, December 31, 2016	3,505,481	$7.00	5.5
Granted	953,097	21.97
Exercised	(1,067,120)	4.78
Forfeited	(30,997)	13.90
Outstanding, December 31, 2017	3,360,461	$11.89	6.4	$136,592
Exercisable, December 31, 2017	1,597,492	$7.20	3.9	$72,424

(1)

The aggregate intrinsic value of options outstanding at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 3,360,461options that had exercise prices that were lower than the $52.54 market price of our common stock at December 31, 2017. The aggregate intrinsic value of options exercisable at December 31, 2017 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for the 1,597,492 options that had exercise prices that were lower than the $52.54 market price of our common stock at December 31, 2017. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $47.0 million, $30.5 million, and $3.6 million, respectively, determined as of the date of exercise.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the years ended December 31, 2017, 2016 and 2015 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2015	1,541,114	$13.86
Granted	2,895,818	15.23
Released	(578,033)	13.77
Forfeited	(414,205)	20.84
Outstanding, December 31, 2015	3,444,694	$14.19
Granted	3,960,583	6.90
Released	(796,168)	16.95
Forfeited	(1,007,793)	9.57
Outstanding, December 31, 2016	5,601,316	$9.19
Granted	2,035,679	33.04
Released	(1,132,265)	14.24
Forfeited	(355,952)	19.68
Outstanding, December 31, 2017	6,148,778	15.76

As of December 31, 2017, there was approximately $93.1 million of total unrecognized compensation cost related to non‑vested share‑based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in forfeitures. The Company expects to recognize that cost over a weighted average period of 2.9 years.

The Company received approximately $5.1 million, $3.4 million, and $1.2 million from stock option exercises during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, 423,423, 356,823, and 176,785 shares of common stock, respectively, were issued under the Company’s 2010 Purchase Plan, resulting in proceeds to the Company of $2.8 million, $2.1 million, and $1.7 million, respectively.

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2017:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Options	Life (Years)	Price	Options	Price
$0.00 - $3.00	511,909	1.2	$0.84	511,909	$0.84
$3.01 - $6.00	867,140	7.1	5.26	312,109	4.96
$6.01 - $9.00	187,476	5.6	7.23	131,083	7.63
$9.01 - $12.00	380,139	4.6	9.77	380,139	9.77
$12.01 - $15.00	184,750	6.2	13.96	129,750	13.96
$15.01 - $18.00	18,477	6.6	16.52	18,477	16.52
$18.01 - $24.00	1,187,862	8.7	22.04	105,620	23.38
$24.01- $49.33	22,708	8.3	36.92	8,405	26.98
	3,360,461	6.4	$11.89	1,597,492	$7.20

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Shares Reserved for Issuance

The Company has reserved shares of its authorized common stock for issuance pursuant to its employee stock purchase and stock option plans, including all outstanding stock option grants noted above at December 31, 2017, as follows:

Shares reserved for issuance
2010 Option Plan	10,885,506
2010 Purchase Plan	1,583,146
12,468,652

(6) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases a 5,000 square foot office facility in Salt Lake City, Utah. This lease was acquired as part of the Company’s acquisition of Sampleminded. The lease is effective until February 2022 and is subject to periodic rent escalation adjustments.

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

The Company leases a 55,000 square foot facility which houses its commercial lab operations in Madison, Wisconsin. This lease has been in effect since 2013. The lease has been amended numerous times with the most recent amendment taking place in April 2017. The amended agreement extended the initial term of the lease and is subject to periodic rent escalation adjustments. The Company has two options to extend the term of the lease for five years each. As part of the lease agreements, the landlord agreed to pay for a portion of leasehold improvements constructed. These payments are recorded as a lease incentive obligation and are amortized over the remaining term of the lease as a reduction of rent expense. As of December 31, 2017 and 2016, the lease incentive obligation was $0.7 million and $1.3 million, respectively.

The Company leases a 45,000 square foot facility in Madison, Wisconsin for administration purposes. This lease has been in effect since 2014. The lease has been amended several times with the most recent amendment taking place in January 2017. The amended agreement extended the initial term of the lease and is subject to periodic rent escalation adjustments. The Company has six options to extend the lease for up to three months each. The Company has already exercised three of those options.

The Company leases a 66,000 square foot warehouse facility in Madison, Wisconsin. The lease has been in effect since 2015. The lease has been amended several times with the most recent amendment taking place in October 2017. The amended agreement increased the square footage of leased space. The lease is effective until May 2025 and is subject to periodic rent escalation adjustments. The lease includes an option to extend the lease to November 2027.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Future minimum payments under operating leases as of December 31, 2017 are as follows. Amounts included in the table are in thousands.

Year Ending December 31,
2018	$2,842
2019	1,558
2020	1,597
2021	1,534
2022	903
Thereafter	781
Total lease obligations	$9,215

Rent expense included in the accompanying consolidated statements of operations was approximately $2.6 million, $2.1 million, and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

License Agreements

The Company licenses certain technologies that are, or may be, incorporated into its technology under several license agreements. Generally, the license agreements require the Company to pay royalties based on net revenues received using the technologies, and may require minimum royalty amounts or maintenance fees.

MAYO

See Note 3 for information related to the MAYO license agreement.

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

MDx Health

On July 26, 2010, the Company entered into a technology license and royalty agreement (“MDx License Agreement”) with MDx Health (formerly Oncomethylome Sciences, S.A.) (“MDx”). Under the MDx License Agreement, MDx granted the Company a royalty bearing, exclusive, worldwide license to certain patents. Under the MDx License Agreement, the Company was obligated to make commercially reasonable efforts to bring products covered by the license agreement to market. The Company was required to pay MDx a minimum royalty fee of $0.1 million on each anniversary of the agreement for the life of the contract. The Company also agreed to pay $0.1 million upon the first commercial sale of a licensed product after the receipt of the FDA approval and $0.2 million

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

after the Company has reached net sales of $10 million of a licensed product after receipt of the FDA approval. In 2016, the Company paid $0.8 million after they reached cumulative net sales of $50 million. Additionally, the Company agreed to pay $1.0 million after they reached net sales of $50 million in a single calendar year. The Company was also required to pay MDx a low single-digit royalty fee based on a certain percentage of the Company’s net sales of the licensed products.

Effective April 25, 2017, the Company and MDx entered into a Royalty Buy-Out Agreement, which terminated the MDx License Agreement. Pursuant to the Royalty Buy-Out Agreement, the Company paid MDx a one-time fee of $8.0 million in exchange for an assignment of certain patents covered by the MDx License Agreement and the elimination of all ongoing royalties and other payments by the Company to MDx under the MDx License Agreement. Also included in the Royalty Buy-Out Agreement is a mutual release of liabilities, which includes all amounts previously accrued under the MDx License Agreement. Concurrently with entering into the Royalty Buy-Out Agreement, the Company entered into a Patent Purchase Agreement with MDx under which it paid MDx an additional $7.0 million in exchange for the assignment of certain other patent rights that were not covered by the MDx License Agreement. The total $15.0 million paid by the Company pursuant to the Royalty Buy-Out Agreement and Patent Purchase Agreement, net of liabilities relieved of $6.6 million, was recorded as an intangible asset and is being amortized over the estimated remaining useful life of the licensed intellectual property through 2024, and such amortization is reported in cost of sales. The $6.6 million of liabilities relieved were related to historical milestones and accrued royalties under the MDx License Agreement.

Armune BioScience & the University of Michigan

On December 15, 2017, the Company entered into the Armune Purchase Agreement with Armune, pursuant to which the Company acquired intellectual property and certain other assets underlying Armune’s APIFINY®, APIFINY® PRO and APIFINY® ACTIVE SURVEILLANCE prostate cancer diagnostic tests. The portfolio of Armune assets the Company acquired is expected to complement its product pipeline. The total consideration was comprised of an up-front cash payment of $12.0 million and $17.5 million in contingent payment obligations that will become payable upon the Company’s achievement of development and commercial milestones using the acquired intellectual property.  The ability to meet these events is subject to many risks and is therefore uncertain.  The Company will not record the contingent consideration until it is probable that the milestones will be met.  There is no other consideration due to Armune beyond the milestone payments and the Company is not subject to future royalty obligations should a product be developed and commercialized. In connection with the Armune Purchase Agreement, Armune terminated a license agreement pursuant to which it licensed certain patent rights and know-how from the Regents of the University of Michigan (“University of Michigan”), and the Company entered into a license agreement with the University of Michigan with respect to such patent rights and know-how, as well as certain additional intellectual property rights. Pursuant to the Company’s agreement with the University of Michigan, it is required to pay the University of Michigan a low single-digit royalty on its net sales of products using the licensed intellectual property.

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7) ACCRUED LIABILITIES

Accrued liabilities at December 31, 2017 and 2016 consisted of the following:

	December 31,
(In thousands)	2017	2016
Compensation	$26,399	$16,555
Assets under construction	8,797	655
Professional fees	5,304	3,106
Research and trial related expenses	3,466	1,304
Other	2,996	792
Licenses	1,288	5,359
Miscellaneous taxes	527	127
Occupancy costs	349	208
	$49,126	$28,106

(8) LONG-TERM DEBT

Building Purchase Mortgage

During June 2015, the Company entered into a $5.1 million credit agreement with an unrelated third-party financial institution to finance the purchase of a facility located in Madison, Wisconsin. The credit agreement is collateralized by the acquired building.

The carrying value of the debt approximates fair value because interest rates are consistent with market rates and would be considered level 2 items in the fair value hierarchy. Borrowings under the credit agreement bear interest at 4.15 percent.  The Company made interest-only payments on the outstanding principal balance for the period between July 12, 2015 and September 12, 2015.  Beginning on October 12, 2015 and continuing through May 12, 2019, the Company is required to make monthly principal and interest payments of $31,000. The final principal and interest payment due on the maturity date of June 12, 2019 is $4.4 million.

Additionally, the Company has recorded $73,000 in deferred financing costs, which are recorded as a direct deduction to long-term debt in the consolidated balance sheets. The deferred financing costs are being amortized through June 12, 2019. For the year ended December 31, 2017, 2016 and 2015, the Company recorded $18,000, $18,000 and $10,000 in amortization of deferred financing costs, respectively.

The table below represents the future principal obligations excluding deferred financing costs as of December 31, 2017. Amounts included in the table are in thousands:

Year ending December 31,
2018	$182
2019	4,496
$4,678

Wisconsin Department of Commerce Loan

During November 2009, the Company entered into a loan agreement with the Wisconsin Department of Commerce pursuant to which the Wisconsin Department of Commerce agreed to lend up to $1.0 million to the Company subject to the Company’s satisfaction of certain conditions. The Company received the $1.0 million in December 2009. The terms of the loan are such that portions of the loan become forgivable if the Company meets certain job creation requirements

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

at a specified wage rate. The loan agreement provided that, after the Company created 100 full time positions, the principal will be reduced at the rate of $5,405 for each new position created thereafter during the measurement period. The loan bore an interest rate of 2 percent, which was subject to an increase to 4 percent if the Company did not meet certain job creation requirements. Both principal and interest payments under the loan agreement were deferred for five years. The loan’s terms also contained a milestone that if the Company created 185 new full-time positions as of June 30, 2015, the full amount of principal would be forgiven. The Company met this job creation milestone and the $1.0 million benefit associated with the loan forgiveness was recorded as an offset to the operating expenses during the year ended December 31, 2015.

Revolving Loan Agreement

During December 2017 the Company entered into a revolving loan agreement with MB Financial Bank, N.A. (“MB Bank”). The revolving loan agreement provides the Company with a 24-month secured revolving credit facility of up to $15.0 million. The credit facility is collateralized by the Company’s accounts receivable and inventory. The credit facility is available for general working capital purposes and all other lawful corporate purposes; provided that the Company may not use the credit facility to purchase or carry margin stock.

Borrowings under the revolving loan agreement accrue interest at one of the following per annum rates, as elected by the company (i) the sum of the 1-month LIBOR rate plus 2.00 percent, (ii) the sum of the 3-month LIBOR rate plus 2.00 percent, or (iii) the MB Bank Reference Rate minus 0.5 percent. Loans under the credit facility may be prepaid at any time without penalty. The maturity date of the loan under the revolving credit agreement is December 10, 2019.

The Company has agreed to various financial covenants including minimum liquidity and minimum tangible net worth.  At December 31, 2017, the Company is in compliance with all covenants.

As of December 31, 2017, the Company has not drawn any funds from the revolving credit agreement, and no amounts are outstanding under the loan agreement.

Construction Loan Agreement

During December 2017, the Company entered into a loan agreement with MB Bank, which provides the Company with a non-revolving construction loan of $25.6 million. The Company expects to use the loan proceeds to finance the construction of an additional clinical laboratory and related facilities in Madison, Wisconsin. The non-revolving construction loan is collateralized by the additional clinical laboratory and related facilities.

Pursuant to the construction loan agreement, funds drawn will bear interest at a rate equal to the sum of the 1-month LIBOR rate plus 2.25 percent. Regular monthly payments are interest-only for the first 24 months, with further payments based on a 20-year amortization schedule. Amounts borrowed pursuant to this loan agreement may be prepaid at any time without penalty. The maturity date of this loan agreement is December 10, 2022.

MB Bank, on behalf of the Company, previously issued an Irrevocable Standby Letter of Credit in the amount of $0.6 million in favor of the City of Madison, Wisconsin, which is deemed to have been issued pursuant to the construction loan agreement (the “City Letter of Credit”). The amount of the City Letter of Credit will reduce, dollar for dollar, the amount available for borrowing under the construction loan agreement.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

As a condition to MB Bank’s initial advance of loan proceeds under the loan agreement, the Company is required to first invest at least $16.4 million of its own cash into the construction project. The Company expects to fulfill its required initial investment and draw on the $25.6 million during 2018, however, the Company is not able to estimate the future principal and interest payments as they depend on the timing of the initial draw. As of December 31, 2017, the Company has invested $2.3 million into the construction project, and has not drawn any funds from the non-revolving construction loan.

Additionally, the Company has recorded deferred financing costs of $0.2 million. These deferred financing costs are recorded as a reduction to long-term debt in the consolidated balance sheets.

The Company has agreed to various financial covenants including minimum liquidity and minimum tangible net worth. As of December 31, 2017, the Company is in compliance with all covenants.

(9) EMPLOYEE BENEFIT PLAN

The Company maintains a qualified 401(k) retirement savings plan (the “401(k) Plan”) covering all employees. Under the terms of the 401(k) Plan, participants may elect to defer a portion of their compensation into the 401(k) Plan, subject to certain limitations. Company matching contributions may be made at the discretion of the Board of Directors.

The Company’s Board of Directors approved 401(k) Plan matching contributions for the years ended December 31, 2017, 2016 and 2015 in the form of Company common stock equal to 100 percent up to 6 percent of the participant’s eligible compensation for that year. The Company recorded compensation expense of approximately $3.0 million, $2.2 million, and $0.8 million, respectively, in the statements of operations for the years ended December 31, 2017, 2016 and 2015 in connection with 401(k) Plan matching contributions.

(10) NEW MARKET TAX CREDIT

During the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third-party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended.  Through its participation in this program, the Company has secured low interest financing and the potential for future debt forgiveness related to the Madison, Wisconsin facility.  Upon closing of this transaction, the Company provided an aggregate of approximately $5.1 million to the Investor, in the form of a loan receivable, with a term of seven years, bearing an interest rate of 2.74 percent per annum.  This $5.1 million in proceeds plus $2.4 million of capital from the Investor was used to make an aggregate $7.5 million loan to a subsidiary of the Company.  This financing arrangement is not secured by any assets of the Company.  On December 1, 2021, the Company would receive a repayment of its approximately $5.1 million loan. The $5.1 million is eliminated in the consolidation of the financial statements. This transaction also includes a put/call feature that becomes enforceable at the end of the seven-year compliance period. The Investor may exercise its put option or the Company can exercise the call, both of which will serve to trigger forgiveness of the debt. The value attributable to the put/call is nominal. The $2.4 million was recorded in Other Long-Term Liabilities on the Company’s balance sheet. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company recorded $0.3 million as a decrease of expenses for the years ended December 31, 2017 and 2016. The Company recorded $0.4 million as a decrease of expenses for the year ended December 31, 2015. At December 31, 2017, the remaining balance of $1.3 million is included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Investor is subject to 100 percent recapture of the NMTC it receives for a period of seven years as provided in the Internal Revenue Code and applicable U.S. Treasury regulations.  The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement.  Noncompliance with applicable requirements could result in the Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the Investor for any loss or recapture of NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations.  The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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

(11) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS

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

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2017, the Company has earned $7.1 million of tax credits and has received payment of $2.4 million from the WEDC. The unpaid portion is $4.7 million, of which $1.9 million is reported in prepaid expenses and other current assets and $2.8 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of December 31, 2017, the Company also has recorded a $1.7 million liability in other short-term liabilities and a $3.2 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the year ended December 31, 2017, the Company amortized $1.3 million of the tax credits earned as a reduction of operating expenses.

(12) ACQUISITIONS

On August 1, 2017, the Company acquired all of the outstanding equity of Sampleminded, Inc. (“Sampleminded”), the primary operations of which were customized software development for laboratory information systems and clinical information systems, for cash consideration of $3.2 million and 86,357 of the Company’s restricted stock units. Prior to the acquisition, Sampleminded provided certain consulting and software support services to the Company, and it licensed certain software to the Company. The restricted stock units were recorded by the Company as employee stock-based compensation because their vesting is contingent upon continued employment with the Company of certain former stockholders of Sampleminded. The $3.2 million of cash consideration was allocated to the estimated fair market value of the net (current or tangible) assets acquired of $0.2 million, $1.0 million in identifiable intangible assets (comprised of developed technology, customer relationships and non-compete agreements) and a residual amount of goodwill of $2.0 million. The purposes of acquisition were to reduce costs by bringing certain technology and expertise in-house and to prepare for anticipated future growth.

(13) INCOME TAXES

Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2017, the Company had federal net operating loss, state net operating loss, and foreign net operating loss carryforwards of approximately $867.8 million, $357.0 million, and $9.3 million, respectively for financial reporting purposes, which may be used to offset future taxable income. The Company also had federal and state research tax credit carryforwards of $9.7 million and $5.2 million, respectively which may be used to offset future income tax liability. The federal credit carryforwards begin to expire in 2021 through 2037 and are subject to review and possible adjustment by the Internal Revenue Service. A portion of the state credit carryforwards expired in 2017 and the remainder begin to expire in 2018 through 2032 and are subject to review and possible adjustment by state tax jurisdictions.  In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09, “Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” as part of its Simplification Initiative which among other things changed the accounting for excess tax benefit stock option deductions. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital. The Company adopted ASU 2016-09 in the first quarter of 2017 on a modified retrospective

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

basis. As of December 31, 2016, the Company had $62.7 million in excess tax benefit stock option deductions for which a deferred tax asset was established upon adoption in 2017. There will be no change to retained earnings with respect to the excess tax benefits, as the resulting deferred tax asset is fully offset by the Company’s valuation allowance.

The Company recorded an income tax benefit of approximately $0.2 million related to the Sampleminded acquisition completed on August 1, 2017. After considering the deferred tax liability acquired as part of the acquisition, the projected post-combination results and all available evidence, the Company released $0.2 million of valuation allowance that was previously provided against the Company’s deferred tax assets.

The expense (benefit) for income taxes consists of:

	December 31,
(In thousands)	2017	2016	2015
Current	$106	$—	$—
Deferred	(293)	—	—
Total Tax Benefit	$(187)	$—	$—

The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Operating loss carryforwards	$205,961	$244,465
Tax credit carryforwards	13,818	19,271
Other temporary differences	14,070	14,176
Tax assets before valuation allowance	233,849	277,912
Less—Valuation allowance	(233,849)	(277,912)
Net deferred taxes	$—	$—

A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a valuation allowance of $233.8 million and $277.9 million at December 31, 2017 and 2016, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for December 31, 2017 and 2016 was a decrease of $44.1 million and an increase of $62.8 million, respectively. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Tax Cuts and Jobs Act (H.R. 1) was signed into law on December 22, 2017 (the “Act”).  The Act reduces the US federal corporate income tax rate from 35 percent to 21 percent.  The company remeasured deferred tax assets and liabilities based on the new corporate tax rate.  The Company recorded an adjustment related to the remeasurment of the Company’s deferred tax balance of $124.9 million. There was no impact on income tax expense as a result of the remeasurement due to the existence of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

The effective tax rate differs from the statutory tax rate due to the following:

	December 31,
	2017	2016	2015
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State taxes	3.1	2.4	2.1
Federal and state tax rate changes	(109.0)	0.6	(1.7)
Foreign tax rate differential	0.1	(0.4)	—
Research and development tax credits	(1.9)	0.9	0.9
Stock-based compensation expense	16.7	(0.6)	(0.6)
Other adjustments	(2.7)	(0.3)	(0.9)
Valuation allowance	58.9	(37.6)	(34.8)
Effective tax rate	0.2%	0.0%	0.0%

There are no unrecognized tax benefits as of December 2017, 2016 and 2015, nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the 12 months following December 31, 2017.

As of December 31, 2017, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. Federal income tax examinations for the tax years 1999 through 2017, and to state income tax examinations for the tax years 2003 through 2017. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2017, 2016 and 2015.

(14) RELATED PARTY TRANSACTIONS

In May 2017, the Company entered into a professional services agreement for recruiting and related services with a firm whose principal is a non-employee director. In accordance with the agreement, the Company is expected to make cash payments totaling up to an aggregate of $0.4 million under the agreement during 2017 and 2018. The Company incurred charges of $0.2 million and made payments of $0.2 million for the year ended December 31, 2017.

On November 30, 2017, the Company made a 10 percent investment in a supplier, as further described in Note 2. The Company incurred $59,000 in purchases from the supplier as of December 31, 2017.

(15) SUBSEQUENT EVENTS

On January 17, 2018, the Company completed an underwritten public offering of $690 million aggregate principal amount of 1.0 percent convertible senior notes due in 2025 (“Notes”). The Notes accrue interest at a fixed rate of 1.0 percent per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The Notes mature on January 15, 2025. The net proceeds from the issuance of the Notes were approximately $672 million, after deducting commissions and the offering expenses payable by the Company. The initial conversion rate for the notes is 13.2569 shares of common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $75.43 per share of common stock). The conversion rate will be subject to adjustment in certain events but will not be adjusted for accrued interest. Following certain corporate transactions, the Company will increase the applicable conversion rate for a holder that elects to convert its notes in connection with such corporate transactions by a number of additional shares of the Company’s common stock.  In certain scenarios, holders will have the right, at their option, to require the Company to repurchase for cash all or a portion of their notes at a repurchase price equal to 100 percent of the principal amount of the notes being repurchased, plus accrued and unpaid interest.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument must be valued in a manner that reflects the market interest rate for a similar instrument at the date of issuance. The equity component, representing the conversion option of the notes, is then determined by deducting the fair value of the liability component from the par value of the Notes and is recorded as additional paid-in-capital on the consolidated balance sheet. The equity component is treated as a discount on the liability component of the Notes, which gets amortized over the term of the Notes using the effective interest rate method. The carrying value of the Notes, net of the discount recorded, is accreted up to the principal amount of the Notes from the issuance date until maturity, which results in non-cash charges to interest expense in the consolidated statements of operations.  The equity component does not get re-measured as long as it continues to meet the conditions for equity classification.  The Company is currently evaluating the accounting for this transaction under the current guidance.

EXACT SCIENCES CORPORATION

Notes to Consolidated Financial Statements (Continued)

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth unaudited quarterly statement of operations data for each of the eight quarters ended December 31, 2017 and 2016. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10‑K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Form 10‑K.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Amounts in thousands, except per share data)
2017
Laboratory service revenue	$48,363	57,646	72,574	87,406
Cost of revenue	16,981	17,991	20,729	23,495
Gross profit	31,382	39,655	51,845	63,911
Research and development	8,002	9,737	11,725	12,675
General and administrative	19,995	24,575	30,729	33,741
Sales and marketing	38,801	36,728	37,768	40,627
Loss from operations	(35,416)	(31,385)	(28,377)	(23,132)
Investment income	595	683	1,334	1,320
Interest income (expense)	(50)	(54)	(51)	(51)
Net loss before tax	(34,871)	(30,756)	(27,094)	(21,863)
Income tax benefit (expense)	(75)	(34)	197	99
Net loss	$(34,946)	$(30,790)	$(26,897)	$(21,764)
Net loss per share—basic and diluted	$(0.32)	$(0.27)	$(0.23)	$(0.18)
Weighted average common shares outstanding—basic and diluted	110,582	112,847	119,215	119,950
2016
Laboratory service revenue	$14,835	$21,185	$28,115	$35,241
Cost of revenue	9,059	10,097	12,174	13,865
Gross profit	5,776	11,088	15,941	21,376
Research and development	10,126	8,640	7,625	7,082
General and administrative	17,824	17,284	20,292	21,498
Sales and marketing	25,711	30,301	26,308	30,506
Loss from operations	(47,885)	(45,137)	(38,284)	(37,710)
Investment income	466	425	535	592
Interest expense	(54)	(53)	(54)	(52)
Net loss	$(47,473)	$(44,765)	$(37,803)	$(37,170)
Net loss per share—basic and diluted	$(0.49)	$(0.46)	$(0.36)	$(0.34)
Weighted average common shares outstanding—basic and diluted	97,246	97,902	104,807	109,274

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting or financial disclosure matters.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting.

  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”

Item 11.  Executive Compensation

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers,” “The Board of Directors and Its Committees,” and “Report of The Compensation Committee.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”

Item 14.  Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2018 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre‑Approval Policies and Procedures.”

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

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812) filed on December 4, 2000 and incorporated herein by reference)

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix B to the Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders filed on June 20, 2014 and incorporated herein by reference)

3.3

Third Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 and incorporated herein by reference)

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A filed on February 23, 2011 and incorporated herein by reference)

4.1

Specimen certificate representing the Registrant’s Common Stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812) filed on December 26, 2000 and incorporated herein by reference)

4.2

Rights Agreement, dated February 22, 2011, by and between the Registrant and American Stock Transfer & Trust Company, LLC (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8‑A filed on February 23, 2011 and incorporated herein by reference)

4.3

Indenture, dated January 17, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2018 and incorporated herein by reference)

4.4

First Supplemental Indenture, dated January 17, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee (including the form of 1.0% Convertible Senior Notes due 2025) (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2018 and incorporated herein by reference)

10.1*	2000 Stock Option and Incentive Plan (previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10‑K filed for the period ended December 31, 2008 and incorporated herein by reference)
10.2*

2000 Stock Option and Incentive Plan Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2007 and incorporated herein by reference)

10.3**

Collaboration, License and Purchase Agreement dated January 27, 2009 by and between the Registrant and Genzyme Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on January 28, 2009 and incorporated herein by reference)

10.4*

Employment Agreement dated March 18, 2009 by and between Kevin T. Conroy and the Registrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on March 18, 2009 and incorporated herein by reference)

10.5*

Employment Agreement dated March 18, 2009 by and between Maneesh Arora and the Registrant (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K filed on March 18, 2009 and incorporated herein by reference)

10.6*

Employment Agreement dated October 30, 2015 by and between Scott Coward and the Registrant (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2015 and incorporated herein by reference)

10.7*

Employment Agreement dated August 1, 2009 by and between Graham Lidgard and the Registrant (previously filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2009 and incorporated herein by reference)

10.8*

Employment Agreement dated November 8, 2016 by and between Jeffrey T. Elliott and the Registrant (previously filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2016 and incorporated herein by reference)

10.9**

Technology License Agreement dated as of October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant  (previously filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2009 and incorporated herein by reference)

Exhibit Number	Description
10.10

Loan Agreement, dated November 10, 2009, by and between the Wisconsin Department of Commerce and the Registrant (previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2009 and incorporated herein by reference)

10.11

Lease Agreement, dated November 1, 2009, by and between University Research Park Incorporated and the Registrant (previously filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2009 and incorporated herein by reference)

10.12*

The Registrant’s 2010 Employee Stock Purchase Plan (previously filed as Appendix B to the Definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders filed on April 30, 2010 and incorporated herein by reference)

10.13*

First Amendment to the Registrant’s 2010 Employee Stock Purchase Plan (previously filed as Appendix A to the Definitive Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders filed on June 20, 2014, and incorporated herein by reference)

10.14*

Second Amendment to the Registrant’s 2010 Employee Stock Purchase Plan (previously filed as Appendix A to the Definitive Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders filed on April 29, 2016, and incorporated herein by reference)

10.15*

The Registrant’s 2015 Inducement Award Plan (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑207703) filed on October 30, 2015 and incorporated herein by reference)

10.16*

The Registrant’s 2015 Inducement Award Plan Form Restricted Stock Unit Award Agreement (previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S‑8 (File No. 333‑207703) filed on October 30, 2015 and incorporated herein by reference)

10.17*

The Registrant’s 2016 Inducement Award Plan (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.18*

The Registrant’s 2016 Inducement Award Plan Form Restricted Stock Unit Award Agreement (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-211099) filed on May 3, 2016 and incorporated herein by reference)

10.19**

Amended and Restated License Agreement dated effective January 31, 2015, by and between the Registrant and MAYO Foundation for Medical Education and Research (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference)

10.20**

First Amendment dated effective July 1, 2015 to Amended and Restated License Agreement dated effective January 31, 2015, by and between the Registrant and MAYO Foundation for Medical Education and Research (previously filed as Exhibit 10.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2016 and incorporated herein by reference)

10.21**+

Second Amendment dated effective October 1, 2017 to Amended and Restated License Agreement dated effective January 31, 2015, by and among the Registrant, MAYO Foundation for Medical Education and Research and Exact Sciences Development Company, LLC

10.22**

Amendment dated December 7, 2012 to Technology License Agreement dated October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant (previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10‑K for the period ended December 31, 2012 and incorporated herein by reference)

10.23

Lease Agreement dated June 25, 2013 by and between Tech Building I, LLC and Exact Sciences Laboratories, Inc. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended June 30, 2013 and incorporated herein by reference)

10.24**

License Agreement dated July 26, 2010 by and between MDx Health S.A. and the Registrant (previously filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.25**

Addendum dated May 6, 2011 to License Agreement dated July 26, 2010 by and between MDx Health S.A. and the Registrant (previously filed as Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2013 and incorporated herein by reference)

10.26

Amendment One to Lease dated November 1, 2010 by and between University Research Park Incorporated and the Registrant (previously filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated herein by reference).

10.27

Lease Agreement dated April 16, 2014 by and between Ultratec, Inc. and the Registrant (previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.28

First Amendment dated September 26, 2014 to Lease dated April 16, 2014 by and between Ultratec, Inc. and the Registrant (previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated herein by reference)

10.29

Royalty Buy-Out Agreement by and between MDx Health S.A. and the Registrant, dated April 25, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 27, 2017 and incorporated herein by reference)

10.30*

The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017) (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 and incorporated herein by reference)

10.31*+	The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017) Form Incentive Stock Option Award Agreement

Exhibit Number	Description
10.32*+	The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017) Form Restricted Stock Award Agreement
10.33*+	The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017) Form Restricted Stock Unit Award Agreement
10.34*

The Registrant’s Non-Employee Director Compensation Policy, dated January 31, 2017 and effective July 27, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 and incorporated herein by reference)

10.35

Loan and Security Agreement, dated as of December 15, 2017, by and among MB Financial Bank, N.A., the Registrant and Exact Sciences Laboratories, LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 18, 2017 and incorporated herein by reference)

10.36

Loan Agreement, dated as of December 15, 2017, by and between MB Financial Bank, N.A. and CG Growth LLC (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 18, 2017 and incorporated herein by reference)

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

EXACT SCIENCES CORPORATION

Date: February 22, 2018	By:	/s/ Kevin T. Conroy Kevin T. Conroy President & Chief Executive Officer

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

Name	Title	Date

/s/ Kevin T. Conroy Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 22, 2018

/s/ Maneesh K. Arora Maneesh K. Arora	Senior Vice President and Chief Operating Officer and Director	February 22, 2018

/s/ Jeffrey T. Elliott Jeffrey T. Elliott	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2018

/s/ Thomas D. Carey Thomas D. Carey	Director	February 22, 2018

/s/ Eli Casdin Eli Casdin	Director	February 22, 2018

/s/ James E. Doyle James E. Doyle	Director	February 22, 2018

/s/ John A. Fallon M.D. John A. Fallon	Director	February 22, 2018

/s/ Daniel J. Levangie Daniel J. Levangie	Director	February 22, 2018

/s/ David Thompson David Thompson	Lead Independent Director	February 22, 2018

/s/ Michael S. Wyzga Michael S. Wyzga	Director	February 22, 2018

/s/ Katherine Zanotti Katherine Zanotti	Director	February 22, 2018