Form 10-Q
period 2018-03-31
EXACT SCIENCES CORP
filed 2018-04-26
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April  25, 2018, the registrant had 121,898,280 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$148,695	$77,491
Marketable securities	893,474	347,224
Accounts receivable, net	34,575	26,419
Inventory, net	32,380	26,027
Prepaid expenses and other current assets	12,867	10,055
Total current assets	1,121,991	487,216
Long-term Assets:
Property, plant and equipment, net	103,448	79,986
Intangibles, net	21,558	22,160
Other long-term assets, net	9,919	9,198
Total assets	$1,256,916	$598,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,274	$16,135
Accrued liabilities	56,716	49,126
Accrued interest	1,407	—
Debt, current portion	183	182
Other short-term liabilities	2,750	2,681
Total current liabilities	73,330	68,124
Convertible notes, net	486,688	—
Long-term debt	4,237	4,269
Other long-term liabilities	5,643	5,749
Total liabilities	569,898	78,142

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—121,866,759 and 120,497,426 shares at March 31, 2018 and December 31, 2017	1,219	1,205
Additional paid-in capital	1,588,173	1,380,577
Accumulated other comprehensive loss	(2,336)	(750)
Accumulated deficit	(900,038)	(860,614)
Total stockholders’ equity	687,018	520,418
Total liabilities and stockholders’ equity	$1,256,916	$598,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2018	2017
Laboratory service revenue	$90,296	$48,363

Cost of sales	22,914	16,981
Gross margin	67,382	31,382

Operating expenses:
Research and development	14,935	8,002
General and administrative	35,567	20,070
Sales and marketing	53,408	38,801
Total operating expenses	103,910	66,873
Loss from operations	(36,528)	(35,491)

Other income (expense)
Investment income	3,673	595
Interest expense	(6,510)	(50)
Total other income (expense)	(2,837)	545

Net loss before tax	(39,365)	(34,946)

Income tax expense	(59)	—

Net loss	$(39,424)	$(34,946)

Net loss per share—basic and diluted	$(0.33)	$(0.32)

Weighted average common shares outstanding—basic and diluted	121,016	110,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(39,424)	$(34,946)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(1,606)	(5)
Foreign currency translation gain (loss)	20	(8)
Comprehensive loss	$(41,010)	$(34,959)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(39,424)	$(34,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of fixed assets	4,281	3,247
Loss on disposal of property and equipment	98	20
Stock-based compensation	12,463	6,129
Amortization of debt discount	4,651	—
Amortization of debt issuance costs	402	—
Amortization of other liabilities	(533)	(377)
Amortization of deferred financing costs	23	14
Amortization of premium on short-term investments	(515)	37
Amortization of intangible assets	612	50
Changes in assets and liabilities, net of effects of acquisition:
Accrued interest	1,407	—
Accounts receivable, net	(8,156)	(7,688)
Inventory, net	(6,353)	(1,026)
Prepaid expenses and other current assets	(2,812)	(329)
Accounts payable	(3,861)	181
Accrued liabilities	(623)	1,204
Other short-term liabilities	(29)	(154)
Lease incentive obligation	(153)	—
Net cash used in operating activities	(38,522)	(33,638)
Cash flows from investing activities:
Purchases of marketable securities	(628,502)	(30,563)
Maturities of marketable securities	81,161	57,236
Purchases of property and equipment	(15,328)	(2,745)
Internally developed software	(62)	—
Net cash (used in) provided by investing activities	(562,731)	23,928
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	671,091	—
Proceeds from exercise of common stock options	1,391	47
Payments on mortgage payable	(45)	(44)
Net cash provided by financing activities	672,437	3

Effects of exchange rate changes on cash and cash equivalents	20	(8)

Net increase (decrease) in cash and cash equivalents	71,204	(9,715)
Cash and cash equivalents, beginning of period	77,491	48,921
Cash and cash equivalents, end of period	$148,695	$39,206
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$12,513	$775
Unrealized gain (loss) on available-for-sale investments	$(1,606)	$(5)
Issuance of 86,828 and 158,717 shares of common stock to fund the Company’s 401(k) matching contribution for 2017 and 2016, respectively	$4,300	$3,008
Interest paid	$48	$50

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) ORGANIZATION AND BASIS OF PRESENTATION

Organization

Exact Sciences Corporation (“Exact” or the “Company”) was incorporated in February 1995. Exact is a molecular diagnostics company currently focused on the early detection and prevention of some of the deadliest forms of cancer. The Company has developed an accurate, non-invasive, patient-friendly screening test called Cologuard® for the early detection of colorectal cancer and pre-cancer, and is currently working on the development of tests for other types of cancer, with the goal of becoming a leader in cancer diagnostics.

Basis of Presentation

The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, CG Growth, LLC, Exact Sciences Development Company, LLC, Sampleminded, Inc., Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K (the “2017 Form 10-K”). These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the results of operations have been included. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2017 Form 10-K.  Management has evaluated subsequent events for disclosure or recognition in the accompanying financial statements up to the filing of this report.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries, Exact Sciences Laboratories, LLC, Exact Sciences Finance Corporation, CG Growth, LLC, Exact Sciences Development Company, LLC, Sampleminded, LLC, Exact Sciences Europe LTD, Beijing Exact Sciences Medical Technology Company Limited, and variable interest entities. All significant intercompany transactions and balances have been eliminated in consolidation.

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

At March 31, 2018 and December 31, 2017, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate, in order to support its current operations (including those with a contractual term greater than one year from the date of purchase), are classified as current. All of the Company’s investments are considered current. There were no realized losses for the three months ended March 31, 2018 and 2017. Realized gains were $30,000 and $4,000 for the three months ended March 31, 2018 and 2017, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the three months ended March 31, 2018, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at March 31, 2018 consisted of the following:

	March 31, 2018
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss)	Income (Loss)	Value
Corporate bonds	$346,193	3	(1,073)	$345,123
Asset backed securities	254,390	—	(843)	253,547
U.S. government agency securities	194,307	—	(283)	194,024
Commercial paper	52,015	—	(21)	51,994
Certificates of deposit	48,864	1	(79)	48,786
Total available-for-sale securities	$895,769	$4	$(2,299)	$893,474

Available-for-sale securities at December 31, 2017 consisted of the following:

	December 31, 2017
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss)	Income (Loss)	Value
Corporate bonds	$181,639	$10	$(344)	$181,305
Asset backed securities	94,700	—	(185)	94,515
U.S. government agency securities	54,974	—	(162)	54,812
Commercial paper	9,953	—	(7)	9,946
Certificates of deposit	6,647	1	(2)	6,646
Total available-for-sale securities	$347,913	$11	$(700)	$347,224

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2018 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2017	$(61)	$(689)	$(750)
Other comprehensive loss before reclassifications	20	(1,630)	(1,610)
Amounts reclassified from accumulated other comprehensive loss	—	24	24
Net current period change in accumulated other comprehensive loss	20	(1,606)	(1,586)
Balance at March 31, 2018	$(41)	$(2,295)	$(2,336)

The amounts recognized in AOCI for the three months ended March 31, 2017 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2016	$(204)	$(214)	$(418)
Other comprehensive loss before reclassifications	(8)	(3)	(11)
Amounts reclassified from accumulated other comprehensive loss	—	(2)	(2)
Net current period change in accumulated other comprehensive loss	(8)	(5)	(13)
Balance at March 31, 2017	$(212)	$(219)	$(431)

Amounts reclassified from AOCI for the three months ended March 31, 2018 and 2017 were as follows:

	Affected Line Item in the	Three Months Ended March 31,
Details about AOCI Components (In thousands)	Statement of Operations	2018	2017
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$24	$(2)
Total reclassifications		$24	$(2)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017 were as follows:

	Estimated	March 31,	December 31,
(In thousands)	Useful Life	2018	2017
Property, plant and equipment
Land	(1)	$4,466	$4,466
Leasehold and building improvements	(2)	17,452	17,629
Land improvements	15 years	1,419	1,419
Buildings	30 years	7,928	7,928
Computer equipment and computer software	3 years	32,716	30,148
Laboratory equipment	3 - 5 years	26,234	23,296
Furniture and fixtures	3 years	4,554	4,531
Assets under construction	(3)	50,922	28,655
Property, plant and equipment, at cost		145,691	118,072
Accumulated depreciation		(42,243)	(38,086)
Property, plant and equipment, net		$103,448	$79,986

(1)	Not depreciated.
(2)	Lesser of the remaining lease term, building life, or useful life.
(3)	Not depreciated until placed into service.

At March 31, 2018, the Company had $50.9 million of assets under construction which consisted of $16.3 million related to laboratory equipment, $32.9 million related to leasehold and building improvements, and $1.7 million related to computer equipment and computer software projects. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $16.0 million to complete the laboratory equipment, $239.2 million to complete the building projects, and $1.6 million to complete the computer equipment and computer software projects. These projects are expected to be completed in 2018 and 2019. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the periods ended March 31, 2018 and December 31, 2017.

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

Patent Costs, Intangible Assets and Goodwill

Intangible Assets

Intangible assets consisted of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Intangible assets:
Finite-lived intangible assets	$23,660	$23,660
Less: Accumulated amortization	(2,102)	(1,500)
Net carrying value	$21,558	$22,160

Finite-Lived Intangible Assets

The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of March 31, 2018:

		Weighted
	Net Balance at	Average
	March 31,	Remaining
(In thousands)	2018	Life (Years)
Licensed intellectual property and patents	$20,675	10.2
Developed technology	883	7.3
Total	$21,558

The table below represents estimated future amortization expense associated with the Company’s finite-lived intangible assets as of March 31, 2018:

(In thousands)
2018	$1,805
2019	2,407
2020	2,407
2021	2,373
2022	2,370
Thereafter	10,196
$21,558

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for the three months ended March 31, 2018 and 2017.

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit to be derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. Other than the transactions discussed below, the Company determined that all patent costs incurred during the three months ended March 31, 2018 and 2017 should be expensed and not capitalized as the future economic benefit to be derived from the transactions cannot be determined.

Direct and indirect manufacturing costs incurred during the process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.

Under a technology license and royalty agreement entered into with MDxHealth (“MDx”), dated July 26, 2010 (as subsequently amended, the “MDx License Agreement”), the Company was required to pay MDx milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone occurred or was considered probable, an intangible asset and corresponding liability was reported in other long-term assets and accrued liabilities, respectively. The liability was relieved once the milestone was achieved and payment made. The intangible asset is being amortized over the estimated ten-year useful life of the licensed intellectual property through 2024, and such amortization is reported in cost of sales. Payment for all remaining milestones under the MDx License Agreement was made as part of the Royalty Buy-Out agreement outlined below.

Effective April 25, 2017, the Company and MDx entered into a Royalty Buy-Out Agreement (“Royalty Buy-Out Agreement”), which terminated the MDx License Agreement.  Pursuant to the Royalty Buy-Out Agreement, the Company paid MDx a one-time fee of $8.0 million in exchange for an assignment of certain patents covered by the MDx License Agreement and the elimination of all ongoing royalties and other payments by the Company to MDx under the MDx License Agreement.  Also included in the Royalty Buy-Out Agreement is a mutual release of liabilities, which includes all amounts previously accrued under the MDx License Agreement.  Concurrently with entering into the Royalty Buy-Out Agreement, the Company entered into a Patent Purchase Agreement (“Patent Purchase Agreement”) with MDx under which it paid MDx an additional $7.0 million in exchange for the assignment of certain other patent rights that were not covered by the MDx License Agreement. The total $15.0 million paid by the Company pursuant to the Royalty Buy-Out Agreement and Patent Purchase Agreement, net of liabilities relieved of $6.6 million, was recorded as an intangible asset and is being amortized over the estimated useful life of the licensed intellectual property through 2024, and such amortization is reported in cost of sales. The $6.6 million of liabilities relieved were related to historical milestones and accrued royalties under the MDx License Agreement.

As of March 31, 2018, and December 31, 2017, an intangible asset of $8.7 million and $9.0 million, respectively, related to historical milestone payments made under the MDx License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in intangible assets in the Company’s condensed consolidated balance sheets.  Amortization expense was $0.3 million and $50,000 for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

The Company accounted for the transaction as an asset acquisition under GAAP. The asset is comprised of a portfolio of biomarkers, related technology and know-how, which is a group of complementary assets concentrated in a single identifiable asset.  The transaction costs directly related to the asset acquisition were added to the asset in accordance with GAAP.  As such, the collective asset value from the acquisition resulted in an intangible asset of $12.2 million.  The intellectual property asset, which includes related transaction costs, is being amortized on a straight-line basis over the period the Company expects to be benefited, which is in line with the legal life of the patents acquired.  The Company capitalized these costs as there is a reasonable expectation that the assets acquired will be used in an alternative manner in the future, that is not contingent on future development subsequent to acquisition, and the Company anticipates there to be economic benefit from these alternative uses.  For the three months ended March 31, 2018, the Company recorded amortization expense of $40,000. At March 31, 2018 and December 31, 2017, the net balance of $12.0 million and $12.2 million, respectively, is reported in net intangible assets in the Company’s condensed consolidated balance sheets.

As a result of the Sampleminded acquisition, the Company recorded an intangible asset of $1.0 million, which was comprised of developed technology acquired of $0.9 million, customer relationships of $0.1 million, and non-compete agreements of $32,000. The intangible assets acquired are being amortized over the remaining useful life, which was determined to be eight years for developed technology acquired, three years for customer relationships, and five years for non-compete agreements. For the three months ended March 31, 2018, the Company recorded amortization expense of $36,000. At March 31, 2018 and December 31, 2017 the net balance of $0.9 million and $0.9 million, respectively, is reported in intangible assets in the Company’s condensed consolidated balance sheet.

Goodwill

During the third quarter of 2017, the Company recognized goodwill of $2.0 million from the acquisition of Sampleminded, Inc., which was completed during the period. Goodwill is recorded as part of other long-term assets on the condensed consolidated balance sheets. The Company will evaluate goodwill impairment on an annual basis, or more frequently should an event or change in circumstance occur that indicate the carrying amount is in excess of the fair value. There were no impairment losses for the three months ended March 31, 2018.

Investment in Privately-Held Company

On November 30, 2017, the Company made a 10 percent investment in a supplier. The investment does not constitute a variable interest entity, as the Company does not have control over the supplier’s business.  Additionally, as the ownership percentage is below 20 percent, the equity method is not being used to account for the investment. The supplier is privately-held, and there are no quoted prices or observable pricing inputs available. Therefore, the Company has accounted for this investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The investment will be evaluated annually for impairment and adjusted to fair value whenever there is an observable price change in the identical or alike investment. There was no impairment recorded during the three months ended March 31, 2018. The total cash paid related to the investment was $3.0 million, which agrees to the carrying value as of March 31, 2018 and is included in the other long-term assets on the Company’s condensed consolidated balance sheets. There were no adjustments to the carrying value, upward or downward, for the three months ended March 31, 2018.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2018	2017
Shares issuable upon exercise of stock options	3,284	3,613
Shares issuable upon the release of restricted stock awards	6,315	5,553
Shares issuable upon conversion of convertible notes	9,148	—
	18,747	9,166

Revenue Recognition

The Company’s laboratory service revenues are generated by performing diagnostic services using its Cologuard test, and the service is completed upon delivery of a patient’s test result to the ordering physician.  The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which it adopted on January 1, 2018, using the modified retrospective method, which it elected to apply to all contracts.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption.  Accordingly, there is no need for the Company to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.

The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  The Company recognizes revenue in accordance with that core principle, and key aspects considered by the Company include the following:

Contracts

The Company’s customer is the patient. However, the Company does not enter into a formal reimbursement contract with a patient, as formal reimbursement contracts, including national coverage determination for Cologuard, are established with payers.  Accordingly, the Company establishes a contract with a patient in accordance with other customary business practices.

•	Approval of a contract is established via the order submitted by the patient’s physician and the return of a sample by the patient.
•

The Company is obligated to perform its diagnostic services upon receipt of a sample from a patient, and the patient and/or applicable payer are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between the Company and payers, unless the patient is a self-pay patient, whereby the Company requires payment from the patient prior to the Company shipping a collection kit to the patient.

•

Once the Company delivers a patient’s test result to the ordering physician the contract with a patient has commercial substance, as the Company is legally able to collect payment and bill an insurer and/or patient, regardless of payer contract status or patient insurance benefit status.

•	The Company’s consideration is deemed to be variable, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer.  Our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s Cologuard test result to the ordering physician.  The duration of time between sample receipt and delivery of a valid test result to the ordering physician is typically less than two weeks. Accordingly, the Company elects the practical expedient and therefore, does not disclose the value of unsatisfied performance obligations.

Transaction price

The transaction price is the amount of consideration to which the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both.

The consideration derived from the Company’s contracts is deemed to be variable, though the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the amount of contractual adjustments, any patient co-payments, deductibles or compliance incentives, the existence of secondary payers and claim denials.

The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration.  In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.  Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $8.5 million for the three months ended March 31, 2018.

The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date.  If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a patient, it will account for the change as an increase in the estimate of the transaction price (i.e., an upward revenue adjustment) in the period identified.  Similarly, if the Company subsequently determines that the amount it expects to collect from a patient is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price (i.e., a downward revenue adjustment), provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized.

When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized on upon delivery of a patient’s Cologuard test result to the ordering physician, with recognition, generally occurring at the date of cash receipt. Since the first quarter of 2017, the Company has determined that its historical experience has sufficient predictive value, such that there are no longer any contracts for which no revenue is recognized upon delivery of a Cologuard test result to an ordering physician. Of the revenue recognized in the twelve months ended December 31, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting the Company’s revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which the Company’s accrual revenue recognition criteria were not met until 2017.

Allocate transaction price

The entire transaction price is allocated to the single performance obligation contained in a contract with a patient.

Point in time recognition

The Company’s single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful test result is delivered to the patient’s ordering physician.  The Company considers this date to be the time at which the patient obtains control of the promised Cologuard test service.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In thousands)	2018	2017
Medicare Parts B & C	$52,475	$31,812
Commercial	34,834	15,136
Other	2,987	1,415
Total	$90,296	$48,363

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets.  Generally, billing occurs subsequent to delivery of a patient’s test result to the ordering physician, resulting in an account receivable.  However, the Company sometimes receives advance payment from a patient, particularly a self-pay patient, before a Cologuard test result is completed, resulting in deferred revenue.  The deferred revenue balance is relieved upon delivery of the applicable patient’s test result to the

ordering physician.   Changes in accounts receivable and deferred revenue were not materially impacted by any other factors.

Deferred revenue balances are included in other short-term liabilities on our condensed consolidated balance sheets and was $0.2 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

Revenue recognized for the three-months ended March 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $56,000 and $0, respectively.

Practical expedients

The Company does not adjust the transaction price for the effects of a significant financing component, as at contract inception, the Company expects the collection cycle to be one year or less.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.  These costs are recorded within sales and marketing expenses.

The Company incurs certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications (e.g. compliance reminder letters).  These costs are expensed as incurred and recorded within general and administrative expenses.

Inventory

Inventory is stated at the lower of cost or market value (net realizable value). The Company determines the cost of inventory using the first-in, first out method (“FIFO”). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated net realizable value, and records a charge to cost of sales for such inventory, as appropriate. In addition, the materials used in performing Cologuard tests are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated net realizable value.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development.

Inventory consists of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Raw materials	$10,935	$10,344
Semi-finished and finished goods	21,445	15,683
Total inventory	$32,380	$26,027

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

(3) MAYO LICENSE AGREEMENT

Overview

As more fully described in the 2017 Form 10-K, in June 2009 the Company entered into a patent license agreement with MAYO Foundation for Medical Education and Research (“MAYO”). The Company’s license agreement with MAYO was amended and restated in February 2015 and further amended in January 2016 and October 2017. Under the license agreement, MAYO granted the Company an exclusive, worldwide license to certain MAYO patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain MAYO know-how. As expanded by the January 2016 amendment to the license agreement, the scope of the license includes any screening, surveillance or diagnostic tests or tools for use in connection with any type of cancers, pre-cancers, diseases or conditions.

Pursuant to the Company’s agreement with MAYO, the Company is required to pay MAYO a low-single-digit royalty on the Company’s net sales of products using the licensed MAYO intellectual property, with minimum annual royalty fees of $25,000 each year through 2033, the year the last patent expires. The January 2016 amendment to the MAYO license agreement established various low-single-digit royalty rates on net sales of current and future products and clarified how net sales will be calculated.  The October 2017 amendment further modified royalty rates.  As part of these amendments, the royalty rate on the Company’s net sales of Cologuard increased and, if in the future, improvements are made to the Cologuard product, the royalty rate may further increase, but would remain a low-single-digit percentage of net sales.

In addition to royalties, the Company is required to pay MAYO cash of $0.2 million, $0.8 million and $2.0 million upon each product using the licensed MAYO intellectual property reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015, 2016 and 2018. The Company paid MAYO the 2017 installment in December 2016. The Company records the $1.0 million installments to prepaid expenses and other current assets and amortizes each installment over a twelve-month period commencing on February 1 of each year. For the three months ended March 31, 2018 and 2017 the Company has recorded $0.3 million and $0.3 million in amortization of the installments, respectively.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company incurred charges of $1.3 million for the months ended March 31, 2018. The Company made payments of $1.8 million for the three months ended March 31, 2018. The Company recorded an estimated liability of $1.3 million for research and development efforts as of March 31, 2018. The Company incurred charges of $1.1 million for the three months ended March 31, 2017. The Company made payments of $1.4 million for the three months ended March 31, 2017. The Company recorded an estimated liability of $0.6 million for research and development efforts as of March 31, 2017.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $12.5 million in stock-based compensation expense during the three months ended March 31, 2018. The Company recorded $6.1 million in stock-based compensation expense during the three months ended March 31, 2017.

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

Forfeitures – Beginning in 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet as of March 31, 2017 was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended
	March 31,
	2018	2017
Option Plan Shares
Risk-free interest rates	2.79%	2.13%
Expected term (in years)	6.44	6.59
Expected volatility	61.8%	62.9%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$26.84	$13.20

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the three months ended March 31, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2018	3,360,461	$11.89	6.4
Granted	343,566	44.37
Exercised	(420,129)	3.31
Forfeited	—	—
Outstanding, March 31, 2018	3,283,898	$16.39	7.0	$80,098
Exercisable, March 31, 2018	1,757,384	$10.80	5.4	$51,901

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $40.33 market price of the Company’s common stock at March 31, 2018.  The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $19.1 million and $0.2 million, respectively.

As of March 31, 2018, there was $137.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.2 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the three months ended March 31, 2018 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2018	6,148,778	$15.76
Granted	1,079,223	45.16
Released	(880,022)	17.67
Forfeited	(33,307)	26.37
Outstanding, March 31, 2018	6,314,672	$20.36

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $4.4 million and $4.5 million as of March 31, 2018 and December 31, 2017, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of March 31, 2018 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at March 31, 2018 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$101,103	$101,103	$—	$—
Certificates of deposit	25,198	—	25,198	—
Commercial paper	11,998	—	11,998	—
U.S. government agency securities	8,398	—	8,398	—
Corporate bonds	1,998	—	1,998	—
Available-for-sale
Marketable securities
Corporate bonds	345,123	—	345,123	—
Asset backed securities	253,547	—	253,547	—
U.S. government agency securities	194,024	—	194,024	—
Commercial paper	51,994	—	51,994	—
Certificates of deposit	48,786	—	48,786	—
Total	$1,042,169	$101,103	$941,066	$—

The following table presents the Company’s fair value measurements as of December 31, 2017 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at December 31, 2017 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$61,297	$61,297	$—	$—
Commercial paper	10,995		10,995	—
Certificates of deposit	1,499		1,499	—
U.S. government agency securities	3,700		3,700	—
Available-for-sale
Marketable securities
Corporate bonds	181,305	—	181,305	—
Asset backed securities	94,515	—	94,515	—
U.S. government agency securities	54,812	—	54,812	—
Commercial paper	9,946	—	9,946	—
Certificates of deposit	6,646	—	6,646	—
Total	$424,715	$61,297	$363,418	$—

The Company monitors investments for other-than-temporary impairment.  It was determined that unrealized gains and losses as of March 31, 2018 and December 31, 2017 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. So long as the Company holds these securities to maturity, it is unlikely to experience gains or losses. In the event that the Company disposes of these securities before maturity, it is expected that realized gains or losses, if any, will be immaterial.

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of March 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2018
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$328,935	$(1,073)	$—	$—	$328,935	$(1,073)
Asset backed securities	252,105	(841)	1,442	(2)	253,547	(843)
U.S. government agency securities	169,071	(237)	24,953	(46)	194,024	(283)
Commercial paper	51,425	(21)	—	—	51,425	(21)
Certificates of deposit	41,551	(79)	—	—	41,551	(79)
Total	$843,087	$(2,251)	$26,395	$(48)	$869,482	$(2,299)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at March 31, 2018:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$224,976	$224,287	$121,217	$120,836
U.S. government agency securities	174,495	174,218	19,812	19,806
Commercial paper	52,015	51,994	—	—
Certificates of deposit	46,888	46,820	1,976	1,966
Asset backed securities	30,844	30,753	223,546	222,794
Total	$529,218	$528,072	$366,551	$365,402

(6) NEW MARKET TAX CREDIT

As more fully described in the 2017 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the condensed consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million as a decrease of expenses for the three months ended March 31, 2018. At March 31, 2018, the remaining balance of $1.3 million is included in Other Long-Term Liabilities. The Company recorded $0.1 million as a decrease of expenses for the three months ended March 31, 2017. At March 31, 2017, the remaining balance of $1.6 million was included in Other Long-Term Liabilities. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the agreements.

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

Additionally, the Company has recorded $73,000 in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. The Company has recorded $4,000 in amortization of mortgage issuance costs for each of the three months ended March 31, 2018 and 2017.

Revolving Loan Agreement

During December 2017, the Company entered into a revolving loan agreement with MB Financial Bank, N.A. (“MB Bank”). The revolving loan agreement provides the Company with a 24-month secured revolving credit facility of up to $15.0 million. The credit facility is collateralized by the Company’s accounts receivable and inventory. The credit facility is available for general working capital purposes and all other lawful corporate purposes; provided that the Company may not use the credit facility to purchase or carry margin stock.

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

The Company has agreed to various financial covenants including minimum liquidity and minimum tangible net worth.  At March 31, 2018, the Company is in compliance with all covenants.

As of March 31, 2018, the Company has not drawn any funds from the revolving credit agreement, and no amounts are outstanding under the loan agreement.

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

As a condition to MB Bank’s initial advance of loan proceeds under the loan agreement, the Company is required to first invest at least $16.4 million of its own cash into the construction project. The Company expects to fulfill its required initial investment and draw on the $25.6 million during 2018, however, the Company is not able to estimate the future principal and interest payments, as they depend on the timing of the initial draw. As of March 31, 2018, the Company has invested $2.3 million into the construction project, and has not drawn any funds from the non-revolving construction loan.

Additionally, the Company has recorded deferred financing costs of $0.2 million. These deferred financing costs are recorded as a reduction to long-term debt in the condensed consolidated balance sheets.

The Company has agreed to various financial covenants including minimum liquidity and minimum tangible net worth. As of March 31, 2018, the Company is in compliance with all covenants.

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

As of March 31, 2018, the Company has earned $7.8 million of tax credits and has received payment of $2.4 million from the WEDC. The unpaid portion is $5.4 million, of which $1.9 million is reported in prepaid expenses and other current assets and $3.5 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of March 31, 2018, the Company also has recorded a $1.9 million liability in other short-term liabilities and a $3.2 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three months ended March 31, 2018, the Company amortized $0.4 million of the tax credits earned as a reduction of operating expenses. During the three months ended March 31, 2017, the Company amortized $0.3 million of the tax credits earned as a reduction of operating expenses.

(9) CONVERTIBLE NOTES

On January 17, 2018, the Company issued and sold $690.0 million in aggregate principal amount of 1.0% Convertible Notes (“Notes”) with a maturity date of January 15, 2025 (the “Maturity Date”). The Notes accrue interest at a fixed rate of 1.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds from the issuance of the Notes were approximately $671.1 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.

Prior to July 15, 2024, the Notes are convertible only upon the occurrence of certain events and during certain periods, as set forth in the indenture governing the Notes (the “Indenture”), and thereafter, until the close of business on the second scheduled trading day immediately preceding the Maturity Date. The Notes will be convertible into cash, shares of the Company’s common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of the Company’s common stock, at the Company’s election. On or after July 15, 2024, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time.

It is the Company’s intent and policy to settle all conversions through combination settlement. The initial conversion rate for the Notes is 13.2569 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $75.43 per share of the Company’s common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indenture), will, under certain circumstances, be entitled to an increase in the conversion rate.

If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.

The Notes are the Company’s senior unsecured obligations and (i) rank senior in right of payment to all of its future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to all of the Company’s future liabilities that are not so subordinated, unsecured indebtedness; (ii) are effectively junior to all of our existing and future secured indebtedness and other secured obligations, to the extent of the value of the assets securing that indebtedness and other secured obligations; and (iii) are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

While the Notes are currently classified on the Company’s condensed consolidated balance sheets at March 31, 2018 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.

Under current accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $495.1 million was calculated using a 6.0% assumed borrowing rate. The equity component of $194.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes and is recorded in additional paid-in capital on the condensed consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the Notes, which is amortized over the seven-year term of the Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of approximately $18.8 million related to the issuance of the Notes to the liability and equity components of the Notes based on their relative values, with $13.1 million being allocated to the discount on the Notes. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

Debt, net of discounts and deferred financing costs at March 31, 2018, consisted of the following:

(In thousands)
Principal	$690,000
Debt discount, net	(190,206)
Deferred financing costs	(13,106)
Net carrying amount	$486,688

(10) RELATED PARTY TRANSACTION

In May 2017, the Company entered into a professional services agreement for recruiting and related services with a firm whose principal is a non-employee director. In accordance with the agreement, the Company is expected to make cash payments totaling up to an aggregate of $0.4 million under the agreement during 2017 and 2018. The Company incurred charges of $50,000 for the three months ended March 31, 2018. The Company made payments of $50,000 for the three months ended March 31, 2018 and no payments were made for the three months ended March 31, 2017.

In November 2017, the Company made a 10 percent investment in a supplier, as further described in Note 2. The Company incurred $58,000 and $0 in purchases from the supplier for the three months ended March 31, 2018 and 2017, respectively.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this guidance on January 1, 2018. See Note 2 for additional discussion.

In January 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“Update 2016-01”).  Update 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, “Fair Value Measurements,” and as such these investments may be measured at cost. Update 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018, and subsequent interim periods. Update 2016-01 was further amended in February 2018 by ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (“Update 2018-03”). Update 2018-03 clarifies certain aspects of the guidance issued in Update 2016-01. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. Early adoption is allowed as long as Update 2016-01 has been adopted. The Company adopted Update 2016-01 on January 1, 2018.  The Company is currently evaluating the effects that the adoption of Update 2018-03 will have on the Company’s condensed consolidated financial statements. The Company does not anticipate that the new guidance will impact the Company’s condensed consolidated financial statements as the Company has already adopted Update 2016-01.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company expects to adopt the guidance in 2019. The Company is currently evaluating the effects that the adoption of Update 2016-02 will have on the Company’s condensed consolidated financial statements; however, as the Company has several leases, assets and liabilities are expected to increase upon adoption for right-of-use assets and lease liabilities.

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice.  The Company adopted this guidance January 1, 2018, and it did not have an impact on the Company’s condensed consolidated financial statements.

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“Update 2016-16”). This amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The Company adopted this guidance on January 1, 2018, and it did not have an impact on the Company’s condensed consolidated financial statements.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, Statement of Cash Flows; Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. The Company adopted this guidance on January 1, 2018, and it did not have an impact on the Company’s condensed consolidated financial statements, as the Company does not have restricted cash.

In May 2017, the Financial Accounting Standards Board issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, (“Update 2017-09”). Update 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The Company adopted this guidance on January 1, 2018, and it did not have an impact on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Discussion and Analysis of Financial Condition and Results of Operations of Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”)  should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, which has been filed with the SEC (the “2017 Form 10-K”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms.  All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payer reimbursement and the anticipated results of our product development efforts.  Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover Cologuard and adequately reimburse us for our performance of the Cologuard test; the amount and nature of competition from other cancer screening and diagnostic products and services; the effects of the adoption, modification or repeal of any healthcare reform law, rule, order, interpretation or policy; the effects of changes in the pricing, coverage and reimbursement for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the 2017 Form 10‑K and subsequently filed Quarterly Report(s) on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

The competitive advantages of sDNA screening may provide a significant market opportunity. If the test were used by 40-percent of the eligible U.S. screening population of 85 million people, at a three-year interval, and if average revenue per test was $500, we estimate that our annual Cologuard revenue would be more than $5.5 billion.

Our Cologuard Commercialization Strategy

Our commercialization strategy includes three main elements focusing on physicians, patients, and payers.

Physicians and Patients

Our sales team actively engages with physicians and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We focus on specific physicians based on a combination of their Cologuard order history and ordering potential and also on physician groups and larger regional and national health systems.

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

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and providers. This customer-service-oriented activity is focused on helping patients to complete Cologuard tests that have been ordered for them by their providers.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients in the United States, and launched demographically-targeted direct-to-patient advertising campaigns in digital, social, print, and other channels. In 2016, we began a national television advertising campaign, with a majority of placements in national cable and syndicated programming widely viewed by our target patient demographic. In the second and third quarters of 2017, we extended that campaign with new 30-second commercials intended to increase the cost effectiveness of our broadcast media. During 2018, we plan to maintain our current television advertising efforts, accelerate our investment in digital and social media, and embark upon strategic branded partnerships designed to increase awareness for Cologuard.

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

In addition to Medicare reimbursement, we seek to secure favorable coverage and in-network reimbursement agreements from commercial payers. Most commercial payers have issued positive coverage decisions for Cologuard, and we have entered into contracts with several payers to include Cologuard as an in-network service. In-network agreements with payers have varying terms and conditions, including reimbursement rate, term and termination. From time to time in the ordinary course of our business, we may enter into new agreements, certain existing agreements may expire without renewal and certain other existing agreements may be terminated early by us or the third-party payer. We believe that commercial payers’ reimbursement of Cologuard will depend on a number of factors, including payers’ determination that it is: sensitive and specific for colorectal cancer; not experimental or investigational; approved or recommended by major organizations’ guidelines; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective. Reimbursement may also be affected by whether Cologuard is in-network for a given payer. Also, some payers may apply various medical management requirements, including a requirement that they give prior authorization for a Cologuard test before they are willing to pay for it. Other payers may perform post-payment reviews or audits, which could lead to payment recoupments. Medical management, such as prior authorizations and post-payment review or audits, may require that we, patients, or physicians provide the payer with extensive medical records and other information.

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

We believe quality metrics may influence payers’ coverage and contracting decisions, as well as physicians’ cancer screening procedures. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures such as HEDIS and CMS Star Ratings, to assess quality of care. We believe inclusion in the HEDIS measures and Star Ratings measures may have a positive impact on payers’ willingness to reimburse Cologuard, as well as on physicians’ willingness to prescribe the test.

Our Clinical Lab Facilities

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 50,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately two million tests per year. We are expanding our current facility to increase our lab processing capacity to more than three million tests per year around the end of 2018.

During the fourth quarter of 2017, we began construction of a new clinical lab facility in Madison, Wisconsin that is expected to be completed around mid-2019. We expect our total lab capacity at both facilities will be approximately five million tests per year around the end of 2019.

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

How We Recognize Revenue

For tests performed where we have an agreed-upon reimbursement rate or where we can estimate the amount that we will ultimately collect at the time delivery is complete, we recognize the related revenue on an accrual basis upon delivery of a test result to an ordering healthcare provider. Accrual rates are based on the established billing rates less contractual and other adjustments, which yields the amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, the existence of secondary payers and claim denials. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted.  Finally, should we recognize revenue from claims on an accrual basis and later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.  Historically, a portion of our revenue was recognized upon cash receipt when we were unable to reasonably estimate the amount that would ultimately be collected from a payer. Effective during the first quarter of 2017, we determined that we had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, we now recognize revenue on an accrual basis for all billed claims.

Our average reimbursement per test, as further defined below, was approximately $452 and $418 through March 31, 2018 and 2017, respectively. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, such as medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for all tests that are at least six months old, since it can take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test at March 31, 2018 and March 31, 2017, respectively, represents the total cash collected through such dates for tests performed during the twelve-month periods ended September 30, 2017 and September 30, 2016, respectively, divided by the number of tests performed during those same periods.

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

Results of Operations

We have generated significant losses since inception and, as of March 31, 2018, we had an accumulated deficit of approximately $900.0 million. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing screening services using our Cologuard test. For the three months ended March 31, 2018 and 2017, we completed approximately 186,000 and 100,000 Cologuard tests, respectively, and generated laboratory service revenue of $90.3 million and $48.4 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests and an increase in average revenue recognized per test during the current period.

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

Cost of Sales. Cost of sales increased to $22.9 million for the three months ended March 31, 2018 compared to $17.0 million for the three months ended March 31, 2017. The increase in cost of sales is primarily due to the increase in completed Cologuard tests. The Company completed approximately 186,000 and 100,000 Cologuard tests for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
(In millions)	2018	2017	Change
Production costs	$15.5	$12.3	$3.2
Personnel expenses	4.3	2.4	1.9
Facility and support expenses	2.3	2.0	0.3
Stock-based compensation	0.7	0.3	0.4
Other cost of sales	0.1	—	0.1
Total cost of sales expenses	$22.9	$17.0	$5.9

Research and development expenses. Research and development expenses increased to $14.9 million for the three months ended March 31, 2018 compared to $8.0 million for the three months ended March 31, 2017. The increase in research and development expenses was primarily due to an increase in personnel costs due to an increased headcount and an increase in direct research and development expenses for our pipeline.

	Three Months Ended March 31,
(In millions)	2018	2017	Change
Direct research and development expenses	$6.4	$3.1	$3.3
Personnel expenses	4.7	3.0	1.7
Stock-based compensation	2.1	1.0	1.1
Other research and development	1.1	0.5	0.6
Legal and professional fees	0.6	0.4	0.2
Total research and development expenses	$14.9	$8.0	$6.9

General and administrative expenses.  General and administrative expenses increased to $35.6 million for the three months ended March 31, 2018 compared to $20.1 million for the three months ended March 31, 2017. The increase in general and administrative expenses was primarily a result of increased personnel costs, facility and support costs, legal and professional fees, and stock-based compensation to support the overall growth of the Company.

	Three Months Ended March 31,
(In millions)	2018	2017	Change
Personnel expenses	$14.0	$7.8	$6.2
Facility and support expenses	7.8	4.0	3.8
Stock-based compensation	7.2	3.3	3.9
Professional and legal fees	4.6	3.8	0.8
Other general and administrative	2.0	1.2	0.8
Total general and administrative expenses	$35.6	$20.1	$15.5

Sales and marketing expenses. Sales and marketing expenses increased to $53.4 million for the three months ended March 31, 2018 compared to $38.8 million for the three months ended March 31, 2017. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the ongoing commercialization of our Cologuard test.

	Three Months Ended March 31,
(In millions)	2018	2017	Change
Direct marketing costs and professional fees	$26.4	$20.9	$5.5
Personnel expenses	24.0	16.1	7.9
Stock-based compensation	2.5	1.5	1.0
Other sales and marketing	0.5	0.3	0.2
Total sales and marketing expenses	$53.4	$38.8	$14.6

Investment income.  Investment income increased to $3.7 million for the three months ended March 31, 2018 compared to $0.6 million for the three months ended March 31, 2017.  The increase in investment income was due to an increase in the average cash and marketable securities balance and an increase in the average rate of return on investments for the three months ended March 31, 2018 when compared to the same periods in 2017.

Interest expense. Net interest expense of $6.5 million was realized for the three months ended March 31, 2018 compared to net interest expense of $50,000 for the three months ended March 31, 2017. During January 2018, we issued $690.0 million of convertible debt which resulted in $6.5 million in interest expense during the three months ended March 31, 2018, $5.1 million of which relates to amortization of debt discount and debt issuance costs. The remaining $1.4 million relates to the stated interest which will be paid in cash during the year. The interest expense for the three months ended March 31, 2017 is related to the mortgage on one of our facilities in Madison, WI which was entered into in June 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of Cologuard. As of March 31, 2018, we had approximately $148.7 million in cash and cash equivalents and approximately $893.5 million in marketable securities.

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

Net cash used in operating activities was $38.5 million for the three months ended March 31, 2018 as compared to $33.6 million for the three months ended March 31, 2017. The principal use of cash in operating activities for the three months ended March 31, 2018 was to fund our net loss.

Net cash used in investing activities was $562.7 million for the three months ended March 31, 2018 as compared to net cash provided by investing activities of $23.9 million for the three months ended March 31, 2017.  The increase in cash used in investing activities for the three months ended March 31, 2018 compared to the same period in 2017 was primarily the result of the timing of purchases and maturities of marketable securities. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $15.4 million for the three months ended March 31, 2018. Such purchases consisted of property and equipment of $15.3 million, and $0.1 of internally developed software. For the same period in 2017, there were purchases of property and equipment of $2.7 million. The increase in property and equipment purchases during the three months ended March 31, 2018 were primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and assets under construction in order to continue to scale-up our operations.

Net cash provided by financing activities was $672.4 million for the three months ended March 31, 2018, as compared to $3,000 for the three months ended March 31, 2017. The increase in cash provided by financing activities for the three months ended March 31, 2018 compared to the same period in 2017 was primarily the result of proceeds from our offering of convertible debt in January 2018.

We expect that cash and cash equivalents and marketable securities on hand at March 31, 2018 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise additional funds, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

A table of our specified contractual obligations was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2017 Form 10-K.  During January 2018, we issued $690.0 million aggregate principal amount of 1.0% Convertible Notes (“Notes”) that will mature on January 15, 2025, unless earlier converted. We may not redeem the Notes prior to January 15, 2025. The holders of the Notes may convert prior to July 15, 2024, only under certain circumstances.  On or after July 15, 2024, holders may convert their Notes at any time. As further discussed in Note 9 of the condensed consolidated financial statements of this Quarterly Report, the Notes accrue interest at a fixed rate of 1.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018.  With the exception of the Notes discussed above, there were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended March 31, 2018.

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

While our significant accounting policies are more fully described in Note 2 of our financial statements included in our 2017 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

Laboratory service revenue. Our laboratory service revenues are generated by performing diagnostic services using our Cologuard test, and the service is completed upon delivery of a patient’s test result to the ordering physician.  We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which we adopted on January 1, 2018, using the modified retrospective method, which we elected to apply to all contracts.  Application of the modified retrospective method did not impact amounts previously reported by us, nor did it require a cumulative effect adjustment upon adoption, as our method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption.  Accordingly, there is no need for us to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.

The core principle of ASC 606 is that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.  We recognize revenue in accordance with that core principle, and key aspects considered include the following:

Contracts

Our customer is the patient. However, we do not enter into a formal reimbursement contract with a patient, as formal reimbursement contracts, including national coverage determination, are established with payers.  Accordingly, we establish a contract with a patient in accordance with other customary business practices.

•	Approval of a contract is established via the order submitted by the patient’s physician and the return of a sample by the patient.
•

We are obligated to perform its diagnostic services upon receipt of a sample from a patient, and the patient and/or applicable payer are obligated to reimburse us for services rendered based on the patient’s insurance benefits.

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between us and payers, unless the patient is a self-pay patient, whereby the we require payment from the patient prior to us shipping a collection kit to the patient.

•

Once we deliver a patient’s test result to the ordering physician the contract with a patient has commercial substance, as we are legally able to collect payment and bill an insurer and/or patient, regardless of payer contract status or patient insurance benefit status.

•	Our consideration is deemed to be variable, and we consider collection of such consideration to be probable to the extent that it is unconstrained.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer.  Our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s Cologuard test result to the ordering physician.  The duration of time between sample receipt and delivery of a valid test result to the ordering physician is typically less than two weeks.

Accordingly, we elect the practical expedient and therefore, we do not to disclose the value of unsatisfied performance obligations.

Transaction price

The transaction price is the amount of consideration to which we expect to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both.

The consideration derived from our contracts is deemed to be variable, though the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the amount of contractual adjustments, any patient co-payments, deductibles or compliance incentives, the existence of secondary payers and claim denials.

We estimate the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration.  In other words, we recognize revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.  Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $8.5 million for the three months ended March 31, 2018.

We monitor our estimates of transaction price to depict conditions that exist at each reporting date.  If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a patient, we will account for the change as an increase in the estimate of the transaction price (i.e., an upward revenue adjustment) in the period identified.  Similarly, if we subsequently determine that the amount we expect to collect from a patient is less than we originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price (i.e., a downward revenue adjustment), provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized.

When we do not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized on upon delivery of a patient’s Cologuard test result to the ordering physician, with recognition, generally occurring at the date of cash receipt. Since the first quarter of 2017, we determined that our historical experience has sufficient predictive value, such that there are no longer any contracts for which no revenue is recognized upon delivery of a Cologuard test result to an ordering physician. Of the revenue recognized in the twelve months ended December 31, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting our revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which our accrual revenue recognition criteria were not met until 2017.

Allocate transaction price

The entire transaction price is allocated to the single performance obligation contained in a contract with a patient.

Point in time recognition

Our single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful test result is delivered to the patient’s ordering physician.  We consider this date to be the time at which the patient obtains control of the promised Cologuard test service.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets.  Generally, billing occurs subsequent to delivery of a patient’s test result to the ordering physician, resulting in an account receivable.  However, we sometimes receive advance payment from a patient, particularly a self-pay patient, before a Cologuard test result is completed, resulting in deferred revenue.  The deferred revenue balance is relieved upon delivery of the applicable patient’s test result to the ordering physician.   Changes in accounts receivable and deferred revenue were not materially impacted by any other factors.

Deferred revenue balances are included in other short-term liabilities on our condensed consolidated balance sheets and was $0.2 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

Revenue recognized for the three-months ended March 31, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $56,000 and $0, respectively.

Practical expedients

We do not adjust the transaction price for the effects of a significant financing component, as at contract inception, we expect the collection cycle to be one year or less.

We expense sales commissions when incurred because the amortization period would have been one year or less.  These costs are recorded within sales and marketing expenses.

We incur certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications (e.g. compliance reminder letters).  These costs are expensed as incurred and recorded within general and administrative expenses.

Inventory. Inventory is stated at the lower of cost or market value (net realizable value). We determine the cost of inventory using the first-in, first out method (“FIFO”). We estimate the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated net realizable value, and record a charge to cost of sales for such inventory as appropriate. In addition, the materials used in performing our Cologuard tests are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of sales to write down such unmarketable inventory to its estimated net realizable value.

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

•

Forfeitures – Beginning in 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the condensed consolidated balance sheet as of March 31, 2017 was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of each award is estimated on the date of grant based on the assumptions noted above and as further described in Note 4 to our condensed consolidated financial statements.

Convertible Debt. We account for convertible debt instruments that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. In January 2018, we issued $690.0 million aggregate principal amount of 1.0% Convertible Notes with a maturity date of January 15, 2025 (“Notes”). We determined the carrying amount of the liability component of the Notes by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimate and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

We allocated $194.9 million to the equity component of the convertible debt instrument. That equity component is treated as a discount on the liability component of the Notes, which is amortized over the seven-year term of the Notes using the effective interest rate method. In addition, debt issuance costs related to the Notes were $18.8 million. We allocated the costs to the liability and equity components of the Notes based on their relative values. The debt issuance costs allocated to the liability component are being amortized over the life of the Notes as additional non-cash interest expense. The transaction costs allocated to the equity component are netted with the equity component of the convertible debt instrument in stockholders’ equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted this guidance on January 1, 2018. See Note 2 for additional discussion.

In January 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“Update 2016-01”).  Update 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, “Fair Value Measurements,” and as such these investments may be measured at cost. Update 2016-01 will be effective for the fiscal year beginning January 1, 2018, and subsequent interim periods. Update 2016-01 was further amended in February 2018 by ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (“Update 2018-03”). Update 2018-03 clarifies certain aspects of the guidance issued in Update 2016-01. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. Early adoption is allowed as long as Update 2016-01 has been adopted. We adopted Update 2016-01 on January 1, 2018.  We are currently evaluating the effects that the adoption of Update 2018-03 will have on our condensed consolidated financial statements. We do not anticipate that the new guidance will impact our condensed consolidated financial statements as we already adopted Update 2016-01.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842), (“Update 2016-02”) which requires recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP.   The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We expect to adopt the guidance in 2019. We are currently evaluating the effects that the adoption of Update 2016-02 will have on our condensed consolidated financial statements; however, as we have several leases, assets and liabilities are expected to increase upon adoption for right-of-use assets and lease liabilities.

In August 2016, the Financial Accounting Standards Board issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (“Update 2016-15”). Current GAAP either is unclear or does not include specific guidance on the eight cash flow classification issues included in the amendments in Update 2016-15. The amendments are an improvement to GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice.  We adopted this guidance on January 1, 2018, and it did not have an impact on our statements of cash flows.

In October 2016, the Financial Accounting Standards Board issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, (“Update 2016-16”). This amendment improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. We adopted this guidance on January 1, 2018, and it did not have an impact on our condensed consolidated financial statements.

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, (“Update 2016-18”). Update 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. We adopted this guidance on January 1, 2018, and it did not have an impact on our condensed consolidated financial statements, as we do not have restricted cash.

In May 2017, the Financial Accounting Standards Board issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, (“Update 2017-09”). Update 2017-09 provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. We adopted this guidance on January 1, 2018, and it did not have an impact on the Company’s condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of March 31, 2018 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. Due to the nature of the financial instruments we hold, we believe there is no material exposure to interest rate risk arising from our portfolio of financial instruments.

Our assets and liabilities are denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” on the 2017 Form 10-K.  There have been no material changes to the risk factors described in the 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On April 25, 2018, Maneesh Arora resigned from his positions as Senior Vice President and Chief Operating Officer and as a member of the Board of Directors (the “Board”) of the Company. Mr. Arora’s resignation from the Board was not a result of any disagreement with the Company.  Mr. Arora will remain a non-executive employee of the Company for a transition period through December 31, 2018 (the “Transition Period”), during which time he will serve in an advisory capacity to the Company’s Chief Executive Officer (the “CEO”), assist with the orderly transition of his prior executive duties, and perform such other duties as may be requested by the CEO from time to time.  On April 25, 2018, we entered into an Employee Transition Agreement with Mr. Arora under which he will continue to receive during the Transition Period the same compensation he was receiving prior to his change in roles, in exchange for a release of claims and his continued compliance with all restrictive covenants.  A copy of the Employee Transition Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated herein by this reference.  The foregoing description of the Employee Transition Agreement does not purport to be complete and is qualified by reference to the full text of the agreement.

Item 6.  Exhibits

The following documents are filed as part of this Form 10-Q.

Exhibit Number	Description

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812), filed on October 27, 2000, and incorporated herein by reference)

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix B to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders, filed on June 20, 2014, and incorporated herein by reference)

3.3

Third Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, and incorporated herein by reference)

10.1

Indenture, dated January 17, 2018, between the Registrant and U.S. Bank National Association, as Trustee (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference)

10.2

First Supplemental Indenture, dated January 17, 2018, between the Registrant and U.S. Bank National Association, as Trustee (including the form of 1.0% Convertible Senior Notes due 2025) (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on January 17, 2018, and incorporated herein by reference)

10.3+*	Non-Employee Director Compensation Policy, dated January 30, 2018

10.4+*	Employee Transition Agreement, between Maneesh Arora and the Registrant, dated April 25, 2018

31.1+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

31.2+	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	Interactive Data Files

+Filed herewith

*Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: April 26, 2018	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2018	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer
(Principal Financial and Accounting Officer)