Form 10-Q
period 2018-06-30
EXACT SCIENCES CORP
filed 2018-08-01
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018, the registrant had 122,753,839 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$225,662	$77,491
Marketable securities	996,500	347,224
Accounts receivable, net	36,268	26,419
Inventory, net	35,409	26,027
Prepaid expenses and other current assets	16,465	10,055
Total current assets	1,310,304	487,216
Long-term Assets:
Property, plant and equipment, net	140,467	79,986
Intangibles, net	23,108	24,205
Other long-term assets, net	8,773	7,153
Total assets	$1,482,652	$598,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,992	$16,135
Accrued liabilities	60,046	49,126
Accrued interest	4,154	—
Debt, current portion	4,588	182
Other short-term liabilities	3,182	2,681
Total current liabilities	82,962	68,124
Convertible notes, net	647,923	—
Long-term debt, less current portion	878	4,269
Other long-term liabilities	6,501	5,749
Total liabilities	738,264	78,142

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—122,604,714 and 120,497,426 shares at June 30, 2018 and December 31, 2017	1,226	1,205
Additional paid-in capital	1,681,465	1,380,577
Accumulated other comprehensive loss	(1,878)	(750)
Accumulated deficit	(936,425)	(860,614)
Total stockholders’ equity	744,388	520,418
Total liabilities and stockholders’ equity	$1,482,652	$598,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Laboratory service revenue	$102,894	$57,646	$193,190	$106,009

Cost of sales	26,888	17,991	49,802	34,972
Gross margin	76,006	39,655	143,388	71,037

Operating expenses:
Research and development	14,712	9,737	29,647	17,739
General and administrative	39,565	24,609	75,132	44,679
Sales and marketing	54,431	36,728	107,839	75,529
Total operating expenses	108,708	71,074	212,618	137,947
Loss from operations	(32,702)	(31,419)	(69,230)	(66,910)

Other income (expense)
Investment income	4,917	683	8,590	1,278
Interest expense	(8,603)	(54)	(15,113)	(104)
Total other income (expense)	(3,686)	629	(6,523)	1,174

Net loss before tax	(36,388)	(30,790)	(75,753)	(65,736)

Income tax benefit (expense)	1	—	(58)	—

Net loss	$(36,387)	$(30,790)	$(75,811)	$(65,736)

Net loss per share—basic and diluted	$(0.30)	$(0.27)	$(0.62)	$(0.59)

Weighted average common shares outstanding—basic and diluted	122,129	112,847	121,578	111,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(36,387)	$(30,790)	$(75,811)	$(65,736)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	476	(37)	(1,130)	(42)
Foreign currency translation gain (loss)	(18)	89	2	81
Comprehensive loss	$(35,929)	$(30,738)	$(76,939)	$(65,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(75,811)	$(65,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,808	6,756
Loss on disposal of property and equipment	96	91
Stock-based compensation	28,056	12,224
Amortization of debt discount	10,822	—
Amortization of debt issuance costs	920	—
Amortization of other liabilities	(1,136)	(769)
Amortization of deferred financing costs	49	26
Amortization of premium on short-term investments	(1,392)	57
Amortization of intangible assets	1,228	290
Changes in assets and liabilities, net of effects of acquisition:
Accrued interest	4,154	—
Accounts receivable, net	(9,849)	(14,065)
Inventory, net	(9,382)	(5,577)
Prepaid expenses and other current assets	(6,410)	242
Accounts payable	(5,143)	1,527
Accrued liabilities	(9,798)	(268)
Other short-term liabilities	69	—
Lease incentive obligation	683	(308)
Net cash used in operating activities	(64,036)	(65,510)
Cash flows from investing activities:
Purchases of marketable securities	(894,856)	(188,248)
Maturities of marketable securities	245,842	146,475
Purchases of property and equipment	(44,364)	(8,648)
Purchases of intangible assets	—	(8,442)
Internally developed software	(131)	—
Net cash used in investing activities	(693,509)	(58,863)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	896,425	—
Proceeds from exercise of common stock options	5,645	772
Proceeds from sale of common stock, net of issuance costs	—	253,463
Proceeds in connection with the Company's employee stock purchase plan	2,661	1,629
Payments of deferred financing costs	(24)	—
Proceeds from construction loan	1,097	—
Payments on mortgage payable	(90)	(86)
Net cash provided by financing activities	905,714	255,778

Effects of exchange rate changes on cash and cash equivalents	2	81

Net increase in cash and cash equivalents	148,171	131,486
Cash and cash equivalents, beginning of period	77,491	48,921
Cash and cash equivalents, end of period	$225,662	$180,407
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired but not paid	$25,021	$2,105
Unrealized loss on available-for-sale investments	$(1,130)	$(42)
Issuance of 86,882 and 158,717 shares of common stock to fund the Company’s 401(k) matching contribution for 2017 and 2016, respectively	$4,303	$3,008
Interest paid	$97	$101

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

At June 30, 2018 and December 31, 2017, the Company’s investments were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives.  The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate, in order to support its current operations (including those with a contractual term greater than one year from the date of purchase), are classified as current. All of the Company’s investments are considered current. There were no realized losses for the six months ended June 30, 2018 and 2017. Realized gains were $0.1 million and $10,000 for the six months ended June 30, 2018 and 2017, respectively.

We periodically review our investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, our intent not to sell the security, and whether it is more likely than not that we will have to sell the security before recovery of its cost basis. For the six months ended June 30, 2018, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at June 30, 2018 consisted of the following:

	June 30, 2018
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss)	Income (Loss)	Value
Corporate bonds	$408,569	53	(845)	$407,777
Asset backed securities	284,134	10	(749)	283,395
U.S. government agency securities	248,730	10	(258)	248,482
Commercial paper	6,118	—	(3)	6,115
Certificates of deposit	50,768	5	(42)	50,731
Total available-for-sale securities	$998,319	$78	$(1,897)	$996,500

Available-for-sale securities at December 31, 2017 consisted of the following:

	December 31, 2017
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss)	Income (Loss)	Value
Corporate bonds	$181,639	$10	$(344)	$181,305
Asset backed securities	94,700	—	(185)	94,515
U.S. government agency securities	54,974	—	(162)	54,812
Commercial paper	9,953	—	(7)	9,946
Certificates of deposit	6,647	1	(2)	6,646
Total available-for-sale securities	$347,913	$11	$(700)	$347,224

Changes in Accumulated Other Comprehensive Income (Loss)

The amounts recognized in accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2018 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2017	$(61)	$(689)	$(750)
Other comprehensive loss before reclassifications	2	(1,244)	(1,242)
Amounts reclassified from accumulated other comprehensive loss	—	114	114
Net current period change in accumulated other comprehensive loss	2	(1,130)	(1,128)
Balance at June 30, 2018	$(59)	$(1,819)	$(1,878)

The amounts recognized in AOCI for the six months ended June 30, 2017 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2016	$(204)	$(214)	$(418)
Other comprehensive loss before reclassifications	81	(38)	43
Amounts reclassified from accumulated other comprehensive loss	—	(4)	(4)
Net current period change in accumulated other comprehensive loss	81	(42)	39
Balance at June 30, 2017	$(123)	$(256)	$(379)

Amounts reclassified from AOCI for the six months ended June 30, 2018 and 2017 were as follows:

	Affected Line Item in the	Six Months Ended June 30,
Details about AOCI Components (In thousands)	Statement of Operations	2018	2017
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$114	$(4)
Total reclassifications		$114	$(4)

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017:

	Estimated	June 30,	December 31,
(In thousands)	Useful Life	2018	2017
Property, plant and equipment
Land	(1)	$4,466	$4,466
Leasehold and building improvements	(2)	23,301	17,629
Land improvements	15 years	1,530	1,419
Buildings	30 - 40 years	7,928	7,928
Computer equipment and computer software	3 years	33,455	30,148
Laboratory equipment	3 - 5 years	30,345	23,296
Furniture and fixtures	3 years	5,693	4,531
Assets under construction	(3)	80,518	28,655
Property, plant and equipment, at cost		187,236	118,072
Accumulated depreciation		(46,769)	(38,086)
Property, plant and equipment, net		$140,467	$79,986

(1)	Not depreciated.
(2)	Lesser of the remaining lease term, building life, or useful life.
(3)	Not depreciated until placed into service.

At June 30, 2018, the Company had $80.5 million of assets under construction which consisted of $22.7 million related to laboratory equipment, $55.4 million related to leasehold and building improvements, and $2.4 million related to computer equipment and computer software projects. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $9.7 million to complete the laboratory equipment, $231.9 million to complete the building projects, and $1.6 million to complete the computer equipment and computer software projects. These projects are expected to be completed throughout 2018, 2019 and 2020. The Company assesses its long-lived assets, consisting primarily of property and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the periods ended June 30, 2018 and December 31, 2017.

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

Intangible Assets

Intangible Assets

Intangible assets consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Finite-lived intangible assets
Finite-lived intangible assets	$23,862	$23,731
Less: Accumulated amortization	(2,733)	(1,505)
Finite-lived intangible assets, net	21,129	22,226
Indefinite-lived intangible assets
Goodwill	1,979	1,979
Net carrying value	$23,108	$24,205

Finite-Lived Intangible Assets

The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of June 30, 2018:

		Weighted
	Net Balance at	Average
	June 30,	Remaining
(In thousands)	2018	Life (Years)
Licensed intellectual property and patents	$20,110	10.0
Developed technology	1,019	6.4
Total	$21,129

The table below represents estimated future amortization expense associated with the Company’s finite-lived intangible assets as of June 30, 2018:

(In thousands)
2018	$1,237
2019	2,474
2020	2,469
2021	2,383
2022	2,370
Thereafter	10,196
$21,129

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for periods ended June 30, 2018 and December 31, 2017.

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit to be derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. Other than the transactions discussed below, the Company determined that all patent costs incurred during the six months ended June 30, 2018 and 2017 should be expensed and not capitalized as the future economic benefit to be derived from the transactions cannot be determined.

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

As of June 30, 2018, and December 31, 2017, an intangible asset of $8.4 million and $9.0 million, respectively, related to historical milestone payments made under the MDx License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in intangible assets in the Company’s condensed consolidated balance sheets.  Amortization expense was $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense was $0.7 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

The Company accounted for the transaction as an asset acquisition under GAAP. The asset is comprised of a portfolio of biomarkers and related technology and know-how, which is a group of complementary assets concentrated in a single identifiable asset.  The transaction costs directly related to the asset acquisition were added to the asset in accordance with GAAP.  As such, the collective asset value from the acquisition resulted in an intangible asset of $12.2 million.  The intellectual property asset, which includes related transaction costs, is being amortized on a straight-line basis over the period the Company expects to be benefited, which is in line with the legal life of the patents acquired.  The Company capitalized these costs as there is a reasonable expectation that the assets acquired will be used in an alternative manner in the future, that is not contingent on future development subsequent to acquisition, and the Company anticipates there to be economic benefit from these alternative uses.  For the three and six months ended June 30, 2018, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively. At June 30, 2018 and December 31, 2017, the net balance of $11.7 million and $12.2 million, respectively, is reported in net intangible assets in the Company’s condensed consolidated balance sheets.

As a result of the Sampleminded acquisition during the third quarter of 2017, the Company recorded an intangible asset of $1.0 million, which was comprised of developed technology acquired of $0.9 million, customer relationships of $0.1 million, and non-compete agreements of $32,000. The intangible assets acquired are being amortized over the remaining useful life, which was determined to be eight years for developed technology acquired, three years for customer relationships, and five years for non-compete agreements. For the three months ended June 30, 2018 and 2017, the Company recorded amortization expense of $36,000 and $0, respectively. For the six months ended June 30, 2018, and 2017 the Company recorded amortization expense of $0.1 million and $0, respectively. At June 30, 2018 and December 31, 2017 the net balance of $0.8 million and $0.9 million, respectively, is reported in net intangible assets in the Company’s condensed consolidated balance sheets.

Goodwill

During the third quarter of 2017, the Company recognized goodwill of $2.0 million from the acquisition of Sampleminded, Inc. Goodwill is reported in net intangible assets in the Company’s condensed consolidated balance sheets. The Company evaluates goodwill impairment on an annual basis, or more frequently should an event or change in circumstance occur that indicate the carrying amount is in excess of the fair value. There were no impairment losses for the periods ended June 30, 2018 and December 31, 2017.

Investment in Privately-Held Company

On November 30, 2017, the Company made a 10 percent investment in a supplier. The investment does not constitute a variable interest entity, as the Company does not have control over the supplier’s business.  Additionally, as the ownership percentage is below 20 percent, the equity method is not being used to account for the investment. The supplier is privately-held, and there are no quoted prices or observable pricing inputs available. Therefore, the Company has accounted for this investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The investment will be evaluated annually for impairment and adjusted to fair value whenever there is an observable price change in the identical or alike investment. There was no impairment recorded during the period ended June 30, 2018. The total cash paid related to the investment was $3.0 million, which agrees to the carrying value as of June 30, 2018 and is reported in other long-term assets in the Company’s condensed consolidated balance sheets. There were no adjustments to the carrying value, upward or downward, during the three and six months ended June 30, 2018.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2018	2017
Shares issuable upon exercise of stock options	2,918	3,513
Shares issuable upon the release of restricted stock awards	6,312	5,424
Shares issuable upon conversion of convertible notes	12,044	—
	21,274	8,937

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

•

Once the Company delivers a patient’s test result to the ordering physician the contract with a patient has commercial substance, as the Company is legally able to collect payment and bill an insurer and/or patient, depending on payer contract status or patient insurance benefit status.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration.  In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.  Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $3.4 million and $11.9 million for the three and six months ended June 30, 2018.

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

When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of a patient’s Cologuard test result to the ordering physician, with recognition, generally occurring at the date of cash receipt. Since the first quarter of 2017, the Company has determined that its historical experience has sufficient predictive value, such that there are no longer any contracts for which no revenue is recognized upon delivery of a Cologuard test result to an ordering physician. Of the revenue recognized in the twelve months ended December 31, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting the Company’s revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which the Company’s accrual revenue recognition criteria were not met until 2017.

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

Disaggregation of Revenue

The following tables present our revenues disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,
(In thousands)	2018	2017
Medicare Parts B & C	$59,706	$40,893
Commercial	39,589	14,713
Other	3,599	2,040
Total	$102,894	$57,646

	Six Months Ended June 30,
(In thousands)	2018	2017
Medicare Parts B & C	$112,181	$72,705
Commercial	74,423	29,849
Other	6,586	3,455
Total	$193,190	$106,009

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

Deferred revenue balances are reported in other short-term liabilities in  the Company’s condensed consolidated balance sheets and were $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

Revenue recognized for the three months ended June 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $0.1 million and $44,000, respectively. Revenue recognized for the six months ended June 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $0.1 million and $44,000, respectively.

Practical expedients

The Company does not adjust the transaction price for the effects of a significant financing component, as at contract inception, the Company expects the collection cycle to be one year or less.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.  These costs are recorded within sales and marketing expenses in the Company’s condensed consolidated statements of operations.

The Company incurs certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications (e.g. compliance reminder letters).  These costs are expensed as incurred and recorded within general and administrative expenses in the Company’s condensed consolidated statements of operations.

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

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development in the Company’s condensed consolidated statements of operations.

Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Raw materials	$11,797	$10,344
Semi-finished and finished goods	23,612	15,683
Total inventory	$35,409	$26,027

Foreign Currency Translation

For the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates, as appropriate. Condensed consolidated statements of operations are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the Company’s condensed consolidated balance sheet as a component of accumulated other comprehensive loss in total Exact Sciences Corporation’s stockholders’ equity. Transaction gains and losses are included in the Company’s condensed consolidated statement of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Company’s condensed consolidated financial statements and accompanying notes to the Company’s condensed consolidated financial statements.

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

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay MAYO an additional $5.0 million, payable in five annual installments, through 2019. The Company paid MAYO the annual installment of $1.0 million in the first quarter of each of 2015, 2016 and 2018. The Company paid MAYO the 2017 installment in December 2016. The Company records the $1.0 million installments to prepaid expenses and other current assets and amortizes each installment over a twelve-month period commencing on February 1 of each year. For the three and six months ended June 30, 2018 and 2017 the Company has recorded $0.3 million and $0.5 million in amortization of the installments, respectively.

In addition, the Company is paying MAYO for research and development efforts. As part of the Company’s research collaboration with MAYO, the Company incurred charges of $1.4 million and $2.6 million for the three and six months ended June 30, 2018. The Company made payments of $0.8 million and $2.6 million for the three and six months ended June 30, 2018. The Company recorded an estimated liability of $1.8 million for research and development efforts as of June 30, 2018. The Company incurred charges of $1.1 million and $2.2 million for the three and six months ended June 30, 2017. The Company made payments of $0.5 million and $1.8 million for the three and six months ended June 30, 2017. The Company recorded an estimated liability of $1.2 million for research and development efforts as of June 30, 2017.

(4) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $15.6 million and $28.1 million in stock-based compensation expense during the three and six months ended June 30, 2018. The Company recorded $6.1 million and $12.2 million in stock-based compensation expense during the three and six months ended June 30, 2017.

In connection with the April 25, 2018 transition of the Company’s Chief Operating Officer, the Company accelerated the vesting of 69,950 shares under his previously unvested stock options and 54,350 shares under his previously unvested restricted stock units whereby such unvested stock options and unvested restricted stock units vest on December 31, 2018. It was determined that the continuing service to be provided by the Company’s former Chief Operating Officer to the Company through December 31, 2018 is substantive and, as a result, the Company will recognize the additional non-cash stock-based compensation expense for the modified awards evenly over the transition term of April 25, 2018 through December 31, 2018. During the three and six months ended June 30, 2018, the Company recorded $1.0 million of non-cash stock-based compensation expense for the modified awards.

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

Forfeitures – Beginning in 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on the Company’s condensed consolidated balance sheet as of March 31, 2017 was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Six Months Ended
	June 30,
	2018	2017
Option Plan Shares
Risk-free interest rates	2.73% - 2.79%	2.13%
Expected term (in years)	5.45 -6.44	6.59
Expected volatility	61.8% -66.2%	62.9%
Dividend yield	0%	0%
Weighted average fair value per share of options granted during the period	$24.55	$13.20
ESPP Shares
Risk-free interest rates	2.05% - 2.5%	0.98 - 1.28%
Expected term (in years)	0.5 - 2	0.5 - 2
Expected volatility	51.7% - 65.4%	66.4% - 85.5%
Dividend yield	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$ 18.68	$ 13.05

Stock Option and Restricted Stock Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2018	3,360,461	$11.89	6.4
Granted	343,566	44.37
Exercised	(785,695)	7.18
Forfeited	—	—
Outstanding, June 30, 2018	2,918,332	$16.98	6.9	$124,921
Exercisable, June 30, 2018	1,391,818	$10.58	5.1	$68,497

(1)

The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $59.79 market price of the Company’s common stock at June 30, 2018.  The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $36.3 million and $2.6 million, respectively.

As of June 30, 2018, there was $127.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans.  Total unrecognized compensation cost will be adjusted for future forfeitures.  The Company expects to recognize that cost over a weighted average period of 3.0 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the six months ended June 30, 2018 is as follows:

		Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2018	6,148,778	$15.76
Granted	1,221,130	43.86
Released	(943,948)	17.75
Forfeited	(113,924)	30.04
Outstanding, June 30, 2018	6,312,036	$20.51

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

Fixed-income securities and mutual funds are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material change from period to period.  The estimated fair value of the Company’s long-term debt based on a market approach was approximately $0.9 million and $4.5 million as of June 30, 2018 and December 31, 2017, respectively, and represent Level 2 measurements.  When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk.

The following table presents the Company’s fair value measurements as of June 30, 2018 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at June 30, 2018 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$69,911	$69,911	$—	$—
Certificates of deposit	3,900	—	3,900	—
Commercial paper	19,088	—	19,088	—
U.S. government agency securities	132,763	—	132,763	—
Available-for-sale
Marketable securities
Corporate bonds	407,777	—	407,777	—
Asset backed securities	283,395	—	283,395	—
U.S. government agency securities	248,482	—	248,482	—
Commercial paper	6,115	—	6,115	—
Certificates of deposit	50,731	—	50,731	—
Total	$1,222,162	$69,911	$1,152,251	$—

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

The Company monitors investments for other-than-temporary impairment.  It was determined that unrealized gains and losses as of June 30, 2018 and December 31, 2017 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. So long as the Company holds these securities to maturity, it is unlikely to experience gains or losses. In the event that the Company disposes of these securities before maturity, it is expected that realized gains or losses, if any, will be immaterial.

The following table summarizes gross unrealized losses and fair values of our investments in an unrealized loss position as of June 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2018
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$351,069	$(845)	$—	$—	$351,069	$(845)
Asset backed securities	248,598	(736)	3,454	(13)	252,052	(749)
U.S. government agency securities	179,202	(249)	9,990	(9)	189,192	(258)
Commercial paper	25,203	(3)	—	—	25,203	(3)
Certificates of deposit	20,331	(42)	—	—	20,331	(42)
Total	$824,403	$(1,875)	$13,444	$(22)	$837,847	$(1,897)

The following summarizes contractual underlying maturities of the Company’s available-for-sale investments in debt securities at June 30, 2018:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$274,864	$274,238	$133,705	$133,539
U.S. government agency securities	199,377	199,119	49,353	49,363
Commercial paper	6,118	6,115	—	—
Certificates of deposit	45,329	45,307	5,439	5,424
Asset backed securities	42,855	42,749	241,279	240,646
Total	$568,543	$567,528	$429,776	$428,972

(6) NEW MARKET TAX CREDIT

As more fully described in the 2017 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in Other Long-Term Liabilities on the condensed consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2018. At June 30, 2018, the remaining balance of $1.2 million is included in other long-term  liabilities in the Company’s condensed consolidated balance sheets. The Company recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2017. At June 30, 2017, the remaining balance of $1.5 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the agreements.

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

Additionally, the Company has recorded $73,000 in mortgage issuance costs, which are recorded as a direct deduction from the mortgage liability. The issuance costs are being amortized through June 12, 2019. The Company has recorded $4,000 and $9,000 in amortization of mortgage issuance costs for each of the three and six months ended June 30, 2018 and 2017.

Revolving Loan Agreement

During December 2017, the Company entered into a revolving loan agreement with MB Financial Bank, N.A. (“MB Bank”). The revolving loan agreement provides the Company with a 24-month secured revolving credit facility of up to $15.0 million. The credit facility is collateralized by the Company’s accounts receivable and inventory. The credit facility is available for general working capital purposes and all other lawful corporate purposes, provided that the Company may not use the credit facility to purchase or carry margin stock.

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

The Company has agreed to various financial covenants including minimum liquidity and minimum tangible net worth.  At June 30, 2018, the Company is in compliance with all covenants.

As of June 30, 2018, the Company has not drawn any funds from the revolving credit agreement, and no amounts are outstanding under the loan agreement.

Construction Loan Agreement

During December 2017, the Company entered into a loan agreement with MB Bank, which provides the Company with a non-revolving construction loan of $25.6 million. The Company will use the loan proceeds to finance the construction of an additional clinical laboratory and related facilities in Madison, Wisconsin. The non-revolving construction loan is collateralized by the additional clinical laboratory and related facilities.

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

As a condition to MB Bank’s initial advance of loan proceeds under the loan agreement, the Company is required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the non-revolving construction loan in June 2018. In accordance with the construction loan agreement, the Company will make monthly interest-only payments through November 2019. Starting in December 2019, the Company will make monthly payments toward the outstanding principal balance due plus accrued interest. As of June 30, 2018, the Company has invested $17.5 million into the construction project, and has drawn $1.1 million from the non-revolving construction loan. For the three and six months ended June 30, 2018, the Company incurred interest of $3,000. The Company capitalized the $3,000 to the construction project.

Additionally, the Company has recorded deferred financing costs of $0.2 million. These deferred financing costs are recorded as a reduction to long-term debt in the Company’s condensed consolidated balance sheets. The deferred financing costs are being amortized through December 10, 2022. The Company has recorded $11,000 and $23,000 in amortization of deferred financing costs for the three and six months ended June 30, 2018.  There was no amortization expense recorded for the three and six months ended June 30, 2017.

The Company has agreed to various financial covenants including minimum liquidity and minimum tangible net worth. As of June 30, 2018, the Company is in compliance with all covenants.

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

As of June 30, 2018, the Company has earned $8.8 million of tax credits and has received payment of $2.4 million from the WEDC. The unpaid portion is $6.4 million, of which $1.9 million is reported in prepaid expenses and other current assets and $4.5 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of June 30, 2018, the Company also has recorded a $2.3 million liability in other short-term liabilities and a $3.3 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three and six months ended June 30, 2018, the Company amortized $0.4 million and $1.0 million, respectively, of the tax credits earned as a reduction of operating expenses. During the three and six months ended June 30, 2017, the Company amortized $0.3 million and $0.6 million, respectively, of the tax credits earned as a reduction of operating expenses.

(9) CONVERTIBLE NOTES

On January 17, 2018, the Company issued and sold $690.0 million in aggregate principal amount of 1.0% Convertible Notes (the “Notes”) with a maturity date of January 15, 2025 (the “Maturity Date”). The Notes accrue interest at a fixed rate of 1.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds from the issuance of the Notes were approximately $671.1 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.

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

While the Notes are currently classified on the Company’s condensed consolidated balance sheets at June  30, 2018 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.

Under current accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $495.1 million was calculated using a 6.0% assumed borrowing rate. The equity component of $194.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes and is recorded in additional paid-in capital on the Company’s condensed consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the Notes, which is amortized over the seven-year term of the Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of approximately $18.8 million related to the issuance of the Notes to the liability and equity components of the Notes based on their relative values, with $13.1 million being allocated to the liability component of the Notes. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

On June 12, 2018, the Company issued and sold an additional $218.5 million in aggregate principal amount of 1.0% Convertible Notes. These Convertible Notes were issued under the Indenture pursuant to which the Company previously issued $690.0 million of Notes in January 2018. The notes have identical terms and will be treated as a single series of securities.  The net proceeds from the issuance of these Convertible Notes were approximately $225.3 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.

Following the same accounting guidance as above,  the Company must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $159.7 million was calculated using a 6.0% assumed borrowing rate. The equity component of $73.0 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the notes and adding in the premium which the notes were sold at. This is recorded in additional paid-in capital on the condensed consolidated balance sheet at the issuance date. That equity component, prior to adding in the premium, is treated as a discount on the liability component of the notes, which is amortized over the remaining term of six and a half years of the notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of approximately $7.4 million related to the issuance of the notes to the liability and equity components of the notes based on their relative values, with $5.1 million being allocated to the liability component of the Notes. Transaction costs attributable to the liability component are amortized to interest expense over the remaining six-and-a-half year term of the notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

Debt, net of discounts and deferred financing costs at June 30, 2018, consisted of the following:

(In thousands)
Principal	$908,500
Debt discount, net	(242,872)
Deferred financing costs	(17,705)
Net carrying amount	$647,923

(10) RELATED PARTY TRANSACTION

In May 2017, the Company entered into a professional services agreement for recruiting and related services with a firm whose principal is a non-employee director. In accordance with the agreement, the Company is expected to make cash payments totaling up to an aggregate of $0.4 million under the agreement during 2017 and 2018. The Company incurred charges of $50,000 and $0.2 million for the three and six months ended June 30, 2018. The Company made payments of $20,000 and $0.1 million for the three and six months ended June 30, 2018. The Company incurred charges of $50,000 for the three and six months ended June 30, 2017. The Company made payments of $50,000 for the three and six months ended June 30, 2017.

In November 2017, the Company made a 10 percent investment in a supplier, as further described in Note 2. The Company incurred $0.1 million and $0.1 million in purchases from the supplier for the three and six months ended June 30, 2018.  In June 2018, the Company entered into a short-term $1.0 million Senior Secured Promissory Note and Security Agreement with the same supplier, which is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted this guidance on January 1, 2018. See Note 2 for additional discussion.

In January 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“Update 2016-01”).  Update 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, “Fair Value Measurements,” and as such these investments may be measured at cost. Update 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018, and subsequent interim periods. Update 2016-01 was further amended in February 2018 by ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (“Update 2018-03”). Update 2018-03 clarifies certain aspects of the guidance issued in Update 2016-01. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. Early adoption is allowed as long as Update 2016-01 has been adopted. The Company adopted Update 2016-01 on January 1, 2018, and it did not have an impact on the Company’s condensed consolidated financial statements.

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

In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, (“Update 2018-07”). Update 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

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

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately:

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

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Of the more than 85 million people who are at average-risk for colorectal cancer in the U.S., 38 percent have not been screened according to current guidelines. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 70 percent and 13 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

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

The competitive advantages of sDNA screening may provide a significant market opportunity. If the test were used by 40-percent of the 85 million people that we estimate to be eligible for screening in the U.S. between the ages of 50-85, at a three-year interval, and if average revenue per test was $500, we estimate that our annual Cologuard revenue would be more than $5.5 billion.

Our Cologuard Commercialization Strategy

Our commercialization strategy includes three main elements focusing on physicians, patients, and payers.

Physicians and Patients

Our sales team actively engages with physicians and their staff to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and enroll them in our physician ordering system to enable them to prescribe the test. We focus on specific physicians based on a combination of their Cologuard order history and ordering potential and also on physician groups and larger regional and national health systems.

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

Many professional colorectal cancer screening guidelines in the U.S., including those of the ACS and the National Comprehensive Cancer Network (“NCCN”), recommend regular screening using any of a variety of methods.  Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS have included sDNA screening technology as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals starting at age 50.  In October 2014, the ACS updated its colorectal cancer screening guidelines to specifically include Cologuard as a recommended screening test.  In June 2016, the NCCN updated its Colorectal Cancer Screening Guidelines to add sDNA screening, at a once-every-three-years interval, to its list of recommended screening tests. In May 2018, the ACS updated its colorectal cancer screening guidelines to recommend colorectal cancer screening begin at age 45 for people at average risk of the disease due to the rising incidence rate in that population. There are 21 million people who are between the ages of 45-49, and we estimate approximately 18 million of them are at average risk for colorectal cancer and eligible for screening. Cologuard is currently indicated for average risk individuals age 50 years or older. We intend to seek FDA approval to expand Cologuard’s indication to people age 45 and older who are at average risk for colorectal cancer to align with the ASC updated guideline. The timing of such approval is unknown and subject to clinical evidence requirements that are not yet defined.

In October 2016, the National Committee for Quality Assurance (“NCQA”) included stool DNA testing (which is Cologuard) on a three-year interval as one of the methods permitted for colorectal cancer screening in the 2017 Healthcare Effectiveness Data and Information Set (“HEDIS”) quality measures. More than 90 percent of America’s health plans measure quality based on HEDIS.  In April 2017, the Centers for Medicare & Medicaid Services (“CMS”) included Cologuard in its updated 2018 Medicare Advantage Star Ratings program.

A critical part of the value proposition of Cologuard is our compliance program, which involves active engagement with patients and providers. This customer-service-oriented activity is focused on encouraging and helping patients to complete Cologuard tests that have been ordered for them by their providers. We may undertake several activities to promote patient compliance including letters, text messages, emails, phone calls, and incentives such as gift cards.

After the launch of Cologuard, we initiated a significant public relations effort to engage patients in the U.S., and launched demographically-targeted direct-to-patient advertising campaigns in digital, social, print, and other channels. In 2016, we began a national television advertising campaign, with a majority of placements in national cable and syndicated programming widely viewed by our target patient demographic. In the second quarter of 2018, we extended our television advertising campaign to highlight the accuracy, ease of use, and commercial coverage of Cologuard. In the remainder of 2018, we plan to increase our television advertising efforts, accelerate our investment in digital and social media, and embark upon strategic branded partnerships designed to increase awareness for Cologuard.

Payers

The cornerstone of our payer-engagement strategy was securing coverage from CMS. Medicare covers approximately 47 percent of patients in the current screening population for Cologuard. On October 9, 2014, CMS issued a National Coverage Determination (“NCD”) for Cologuard following a parallel review process with the FDA.  Cologuard was the first screening test approved by the FDA and covered by CMS through that process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:

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

Pursuant to the 2017 Clinical Laboratory Fee Schedule, CMS reimbursed Cologuard at the rate of $512.43 per test. Under the Protecting Access to Medicare Act of 2014, effective January 1, 2018, the CMS reimbursement rate for Cologuard was set at $508.87, which was the volume-weighted median of private payer rates for Cologuard for the period from January 1, 2016 to June 30, 2016. We expect that the CMS reimbursement rate established for 2018 will remain in place for three years and then be reset based on the volume-weighted median of private payer rates for Cologuard during the data collection period from January 1, 2019 to June 30, 2019. Payments from CMS are currently subject to sequestration.

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

Coverage of Cologuard may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. For example, Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate requires most health insurers to cover Cologuard without patient cost-sharing, it is possible that certain health insurers will disagree and determine not to cover Cologuard. It may be difficult for us or patients to enforce the ACA Mandate directly, and we may need to rely on states to take enforcement action, which they may choose not to do. It is also possible that the ACA Mandate will be repealed or significantly modified in the future.

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

Our Clinical Lab Facilities

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) requirements to process Cologuard tests and provide patient results. Our commercial lab operation is housed in a 50,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process over two million tests per year. We are expanding our current facility to increase our lab processing capacity to approximately three million tests per year by the end of 2018.

During the fourth quarter of 2017, we began construction of a new clinical lab facility in Madison, Wisconsin that is expected to be completed mid-2019. We expect our total lab capacity at both facilities will be approximately five million tests per year by the end of 2019.

Product Pipeline

The ACS updated its colorectal cancer screening guidelines in May 2018, moving the recommended screening age from 50 to 45 for people at average risk of the disease. There are more than 21 million people who are between the ages of 45-49, and we estimate approximately 18 million of them are at average risk for colorectal cancer and eligible for screening. As indicated above, we plan to seek FDA approval to expand Cologuard’s indication to people age 45 and older who are at average risk for colorectal cancer and to undertake the clinical work necessary to support such approval, so that we can promote Cologuard to that population.

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

The ACS estimates that liver cancer will be diagnosed in 42,000 Americans and cause 30,000 deaths in 2018, three-fourths of which will be hepatocellular carcinoma (“HCC”). Incidence and mortality rates are both increasing at approximately 3 percent per year. People who have been diagnosed with cirrhosis of the liver or Hepatitis B are at high risk of developing HCC. Evidence shows that HCC testing in these high-risk groups leads to earlier detection and improved outcomes. The NCCN and American Association for the Study of Liver Diseases (“AASLD”) guidelines recommend that these two groups be tested for HCC every six months using ultrasound and the blood-based biomarker alpha-fetoprotein (“AFP”). However, ultrasound and AFP are documented to have poor sensitivity for early stage cancer, which is the primary target of testing. We are currently seeking to develop a blood-based biomarker test to serve as an alternative to ultrasound and AFP for use in HCC testing. We published a small case-control study in 2016 showing high accuracy for detecting HCC using a blood-based panel of methylation markers. In June 2018, we announced significant progress toward developing a panel of blood-based, DNA biomarkers that could accurately detect HCC. The biomarker panel was shown to be 95 percent sensitive for detecting HCC across all stages. Sensitivity among patients with curable-stage disease was 91 percent, and the panel has overall specificity of 93 percent. These results came from using DNA extracted from blood samples of 244 people, including 95 diagnosed across all stages of HCC, 51 with cirrhosis, and 98 healthy volunteers. Researchers tested the samples against 15 biomarkers to identify the combination of six biomarkers that yielded the most accurate detection of HCC.

The ACS estimates that, in the U.S. in 2018, lung cancer will be diagnosed in 234,000 people and cause 154,000 deaths. Currently, more than half of lung cancer cases are diagnosed at an advanced stage, after symptoms appear, when the five-year survival rate is in the low single digits. We are currently seeking to develop a blood-based biomarker test to aid in the early detection of lung cancer in individuals with lung nodules discovered through a computerized tomography (“CT”) or other scan. Such a test may help reduce the number of unnecessary biopsies and other follow-up procedures, and thereby reduce costs and improve health outcomes.

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

Our average reimbursement per test, as further defined below, was approximately $462 and $423 through June 30, 2018 and 2017, respectively. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, such as medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for all tests that are at least six months old, since it can take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test at June 30, 2018 and June 30, 2017, respectively, represents the total cash collected through such dates for tests performed during the twelve-month periods ended December 31, 2017 and December 31, 2016, respectively, divided by the number of tests performed during those same periods.

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

Results of Operations

We have generated significant losses since inception and, as of June 30, 2018, we had an accumulated deficit of approximately $936.4 million. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Laboratory service revenue. Our laboratory service revenue is generated by performing screening services using our Cologuard test. For the three months ended June 30, 2018 and 2017, we completed approximately 215,000 and 135,000 Cologuard tests, respectively, and generated laboratory service revenue of $102.9 million and $57.6 million, respectively. For the six months ended June 30, 2018 and 2017, we completed approximately 401,000 and 235,000 Cologuard tests, respectively, and generated laboratory service revenue of $193.2 million and $106.0 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests and an increase in average revenue recognized per test during the current period.

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

Cost of Sales. Cost of sales increased to $26.9 million for the three months ended June 30, 2018 compared to $18.0 million for the three months ended June 30, 2017. Cost of sales increased to $49.8 million for the six months ended June 30, 2018 compared to $35.0 million for the six months ended June 30, 2017. The increase in cost of sales is primarily due to the increase in completed Cologuard tests. The Company completed approximately 215,000 and 135,000 Cologuard tests for the three months ended June 30, 2018 and 2017, respectively. The Company completed approximately 401,000 and 235,000 Cologuard tests for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,
(In millions)	2018	2017	Change
Production costs	$18.9	$13.0	$5.9
Personnel expenses	4.6	2.7	1.9
Facility and support expenses	2.4	1.8	0.6
Stock-based compensation	0.9	0.4	0.5
Other cost of sales	0.1	0.1	—
Total cost of sales expenses	$26.9	$18.0	$8.9

	Six Months Ended June 30,
(In millions)	2018	2017	Change
Production costs	$34.5	$25.2	$9.3
Personnel expenses	8.9	5.1	3.8
Facility and support expenses	4.7	3.9	0.8
Stock-based compensation	1.6	0.7	0.9
Other cost of sales	0.1	0.1	—
Total cost of sales expenses	$49.8	$35.0	$14.8

Research and development expenses. Research and development expenses increased to $14.7 million for the three months ended June 30, 2018 compared to $9.7 million for the three months ended June 30, 2017. Research and development expenses increased to $29.6 million for the six months ended June 30, 2018 compared to $17.7 million for the six months ended June 30, 2017. The increase in research and development expenses was primarily due to an increase in personnel costs and stock-based compensation due to an increased headcount and an increase in direct research and development expenses for our pipeline.

	Three Months Ended June 30,
(In millions)	2018	2017	Change
Direct research and development expenses	$5.9	$4.0	$1.9
Personnel expenses	4.2	3.3	0.9
Stock-based compensation	2.8	1.3	1.5
Other research and development	1.1	0.6	0.5
Legal and professional fees	0.7	0.5	0.2
Total research and development expenses	$14.7	$9.7	$5.0

	Six Months Ended June 30,
(In millions)	2018	2017	Change
Direct research and development expenses	$12.3	$7.1	$5.2
Personnel expenses	8.9	6.4	2.5
Stock-based compensation	4.8	2.3	2.5
Other research and development	2.2	1.0	1.2
Legal and professional fees	1.4	0.9	0.5
Total research and development expenses	$29.6	$17.7	$11.9

General and administrative expenses.  General and administrative expenses increased to $39.6 million for the three months ended June 30, 2018 compared to $24.6 million for the three months ended June 30, 2017. General and administrative expenses increased to $75.1 million for the six months ended June 30, 2018 compared to $44.7 million for the six months ended June 30, 2017. The increase in general and administrative expenses was primarily a result of increased personnel costs, facility and support costs, and stock-based compensation to support the overall growth of the Company.

	Three Months Ended June 30,
(In millions)	2018	2017	Change
Personnel expenses	$14.8	$9.0	$5.8
Facility and support expenses	9.1	4.7	4.4
Stock-based compensation	8.7	3.1	5.6
Professional and legal fees	5.0	5.8	(0.8)
Other general and administrative	2.0	2.0	—
Total general and administrative expenses	$39.6	$24.6	$15.0

	Six Months Ended June 30,
(In millions)	2018	2017	Change
Personnel expenses	$28.7	$16.8	$11.9
Professional and legal fees	9.6	9.9	(0.3)
Facility and support expenses	17.0	8.5	8.5
Stock-based compensation	16.0	6.3	9.7
Other general and administrative	3.8	3.2	0.6
Total general and administrative expenses	$75.1	$44.7	$30.4

Sales and marketing expenses. Sales and marketing expenses increased to $54.4 million for the three months ended June 30, 2018 compared to $36.7 million for the three months ended June 30, 2017. Sales and marketing expenses increased to $107.8 million for the six months ended June 30, 2018 compared to $75.5 million for the six months ended June 30, 2017. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts as part of the ongoing commercialization of our Cologuard test.

	Three Months Ended June 30,
(In millions)	2018	2017	Change
Direct marketing costs and professional fees	$28.7	$19.0	$9.7
Personnel expenses	21.6	16.1	5.5
Stock-based compensation	3.2	1.3	1.9
Other sales and marketing	0.9	0.3	0.6
Total sales and marketing expenses	$54.4	$36.7	$17.7

	Six Months Ended June 30,
(In millions)	2018	2017	Change
Direct marketing costs and professional fees	$55.2	$39.9	$15.3
Personnel expenses	45.6	32.1	13.5
Stock-based compensation	5.7	2.9	2.8
Other sales and marketing	1.3	0.6	0.7
Total sales and marketing expenses	$107.8	$75.5	$32.3

Investment income.  Investment income increased to $4.9 million for the three months ended June 30, 2018 compared to $0.7 million for the three months ended June 30, 2017.  Investment income increased to $8.6 million for the six months ended June 30, 2018 compared to $1.3 million for the six months ended June 30, 2017. The increase in investment income was due to an increase in the average cash and marketable securities balance and an increase in the average rate of return on investments for the three and six months ended June 30, 2018 when compared to the same periods in 2017.

Interest expense. Net interest expense of $8.6 million was realized for the three months ended June 30, 2018 compared to net interest expense of $0.1 million for the three months ended June 30, 2017. Net interest expense of $15.1 million was realized for the six months ended June 30, 2018 compared to net interest expense of $0.1 million for the six months ended June 30, 2017. During January 2018, we issued $690.0 million of convertible debt and in June 2018 we issued $218.5 million of convertible debt, which resulted in $8.6 million and $15.0 million in interest expense during the three and six months ended June 30, 2018, respectively, $6.7 million and $11.7 million of which relates to amortization of debt discount and debt issuance costs for the three and six months ended June 30, 2018, respectively. The remaining $1.9 million and $3.3 million for the three and six months ended June 30, 2018, respectively, relates to the stated interest which will be paid in cash during the year. The interest expense for the three and six months ended June 30, 2017 is related to the mortgage on one of our facilities in Madison, WI which was entered into in June 2015.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of Cologuard. As of June 30, 2018, we had approximately $225.7 million in cash and cash equivalents and approximately $996.5 million in marketable securities.

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

Net cash used in operating activities was $64.0 million for the six months ended June 30, 2018 as compared to $65.5 million for the six months ended June 30, 2017. The principal use of cash in operating activities for the six months ended June 30, 2018 was to fund our net loss.

Net cash used in investing activities was $693.5 million for the six months ended June 30, 2018 as compared to $58.9 million for the six months ended June 30, 2017.  The increase in cash used in investing activities for the six months ended June 30, 2018 compared to the same period in 2017 was primarily the result of the timing of purchases and maturities of marketable securities following our convertible debt offerings. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $44.5 million for the six months ended June 30, 2018. Cash use consisted of purchases of property and equipment of $44.4 million, and $0.1 of internally developed software. For the same period in 2017, there were purchases of property and equipment of $8.6 million and purchases of intangible assets of $8.4 million. The increase in purchases of property and equipment during the six months ended June 30, 2018 was primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and assets under construction in order to continue to scale-up our operations for future expected growth of our Cologuard business.

Net cash provided by financing activities was $905.7 million for the six months ended June 30, 2018, as compared to $255.8 million for the six months ended June 30, 2017. The increase in cash provided by financing activities for the six months ended June 30, 2018 compared to the same period in 2017 was primarily the result of proceeds from our offerings of convertible debt in January 2018 and June 2018.

We expect that cash and cash equivalents and marketable securities on hand at June 30, 2018 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise additional funds, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

A table of our specified contractual obligations as of December 31, 2017 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2017 Form 10-K.  During January 2018 and June 2018, we issued $690.0 million and $218.5 million, respectively, in aggregate principal amount of 1.0% Convertible Notes (the “Notes”) that will mature on January 15, 2025, unless earlier converted. We may not redeem the Notes prior to January 15, 2025. The holders of the Notes may convert prior to July 15, 2024, only under certain circumstances.  On or after July 15, 2024, holders may convert their Notes at any time. As further discussed in Note 9 of the condensed consolidated financial statements of this Quarterly Report, the Notes accrue interest at a fixed rate of 1.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018.  With the exception of the Notes discussed above, there were no material changes outside the ordinary course of our business in the specified contractual obligations during the six months ended June 30, 2018.

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

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between us and payers, unless the patient is a self-pay patient, whereby we require payment from the patient prior to us shipping a collection kit to the patient.

•

Once we deliver a patient’s test result to the ordering physician the contract with a patient has commercial substance, as we are legally able to collect payment and bill an insurer and/or patient, depending on payer contract status or patient insurance benefit status.

•	Our consideration is deemed to be variable, and we consider collection of such consideration to be probable to the extent that it is unconstrained.

Performance obligations

A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer.  Our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s Cologuard test result to the ordering physician.  The duration of time between sample receipt and delivery of a valid test result to the ordering physician is typically less than two weeks. Accordingly, we elect the practical expedient and therefore, we do not disclose the value of unsatisfied performance obligations.

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration.  In other words, we recognize revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.  Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $3.4 million and $11.9 million for the three and six months ended June 30, 2018.

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

When we do not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of a patient’s Cologuard test result to the ordering physician, with recognition generally occurring at the date of cash receipt. Since the first quarter of 2017, we determined that our historical experience has sufficient predictive value, such that there are no longer any contracts for which no revenue is recognized upon delivery of a Cologuard test result to an ordering physician. Of the revenue recognized in the twelve months ended December 31, 2017, approximately $4.3 million relates to the one-time impact of certain payers meeting our revenue recognition criteria for accrual-basis revenue recognition beginning with the period ended March 31, 2017. Approximately $1.0 million of this one-time impact relates to tests completed in the prior year and for which our accrual revenue recognition criteria were not met until 2017.

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

Deferred revenue balances are included in other short-term liabilities on our condensed consolidated balance sheets and were $0.3 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

Revenue recognized for the three months ended June 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $0.1 million and $44,000, respectively. Revenue recognized for the six months ended June 30, 2018 and 2017, that was included in the deferred revenue balance at the beginning of each period was $0.1 million and $44,000, respectively.

Practical expedients

We do not adjust the transaction price for the effects of a significant financing component, as at contract inception, we expect the collection cycle to be one year or less.

We expense sales commissions when incurred because the amortization period would have been one year or less.  These costs are recorded within sales and marketing expenses on our condensed consolidated statements of operations.

We incur certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications (e.g. compliance reminder letters).  These costs are expensed as incurred and recorded within general and administrative expenses on our condensed consolidated statements of operations.

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

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development on our condensed consolidated statements of operations.

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

•

Forfeitures – Beginning in 2017, we adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“Update 2016-09”). With the adoption of Update 2016-09, forfeiture estimates are no longer required, and the effects of actual forfeitures are recorded at the time they occur. The impact on our condensed consolidated balance sheet as of March 31, 2017 was a cumulative-effect adjustment of $0.4 million, increasing opening accumulated deficit and additional paid-in capital.

The fair value of each award is estimated on the date of grant based on the assumptions noted above and as further described in Note 4 to our condensed consolidated financial statements.

Convertible Debt. We account for convertible debt instruments that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. In January 2018 and June 2018, we issued $690.0 million and $218.5 million, respectively, in aggregate principal amount of 1.0% Convertible Notes with a maturity date of January 15, 2025 (the “Notes”). We determined the carrying amount of the liability component of the Notes by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimate and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

For the January 2018 offering, we allocated $194.9 million to the equity component of the convertible debt instrument. That equity component is treated as a discount on the liability component of the Notes, which is amortized over the seven-year term of the Notes using the effective interest rate method. For the June 2018 offering, we allocated $73.0 million to the equity component of the convertible debt instrument. That equity component, less the $14.2 million premium, is treated as a discount on the liability component of the Notes, which is amortized over the remaining six-and-a-half-year term of the Notes using the effective interest rate method. In addition, debt issuance costs related to the Notes were $18.8 million and $7.4 million for the January 2018 and June 2018 offerings, respectively. We allocated the costs to the liability and equity components of the Notes based on their relative values. The debt issuance costs allocated to the liability component are being amortized over the life of the Notes as additional non-cash interest expense. The transaction costs allocated to the equity component are netted with the equity component of the convertible debt instrument in stockholders’ equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted this guidance on January 1, 2018. See Note 2 for additional discussion.

In January 2016, the Financial Accounting Standards Board issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“Update 2016-01”).  Update 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, “Fair Value Measurements,” and as such these investments may be measured at cost. Update 2016-01 will be effective for the fiscal year beginning January 1, 2018, and subsequent interim periods. Update 2016-01 was further amended in February 2018 by ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, (“Update 2018-03”). Update 2018-03 clarifies certain aspects of the guidance issued in Update 2016-01. Public business entities with fiscal years beginning between December 15, 2017 and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018. Early adoption is allowed as long as Update 2016-01 has been adopted. We adopted Update 2016-01 on January 1, 2018, and it did not have an impact on our condensed consolidated financial statements.

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

In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, (“Update 2018-07”). Update 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. We are currently evaluating the impact of the guidance on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of June 30, 2018 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.  Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period.  Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

3.1

Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1 (File No. 333‑48812), filed on October 27, 2000, and incorporated herein by reference)

3.2

First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Appendix B to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders, filed on June 20, 2014, and incorporated herein by reference)

3.3

Third Amended and Restated By-Laws of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, and incorporated herein by reference)

10.1*

Employee Transition Agreement, between Maneesh Arora and the Registrant, dated April 25, 2018 (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, and incorporated herein by reference)

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

EXACT SCIENCES CORPORATION

Date: August 1, 2018	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2018	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer
(Principal Financial and Accounting Officer)