Form 10-Q
period 2019-06-30
EXACT SCIENCES CORP
filed 2019-07-30
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35092

EXACT SCIENCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	02-0478229
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

441 Charmany Drive, Madison WI	53719
(Address of principal executive offices)	(Zip Code)

(608) 535-8815 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EXAS	The Nasdaq Stock Market LLC

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

As of July 29, 2019, the registrant had 129,485,303 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$205,058	$160,430
Marketable securities	1,034,364	963,752
Accounts receivable, net	63,903	45,329
Inventory, net	47,781	39,148
Prepaid expenses and other current assets	23,690	19,408
Total current assets	1,374,796	1,228,067
Long-term Assets:
Property, plant and equipment, net	335,499	245,259
Goodwill and intangibles, net	45,046	46,281
Other long-term assets, net	26,602	4,415
Total assets	$1,781,943	$1,524,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,896	$28,141
Accrued liabilities	151,009	100,644
Accrued interest	2,870	4,172
Convertible notes, net, current portion	311,598	—
Debt, current portion	415	8
Other short-term liabilities	6,675	3,204
Total current liabilities	492,463	136,169
Long-term convertible notes, net, less current portion	469,595	664,749
Long-term debt, less current portion	24,429	24,494
Other long-term liabilities	29,924	17,669
Total liabilities	1,016,411	843,081

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—129,361,048 and 123,192,540 shares at June 30, 2019 and December 31, 2018	1,295	1,232
Additional paid-in capital	1,919,719	1,716,894
Accumulated other comprehensive income (loss)	1,760	(1,422)
Accumulated deficit	(1,157,242)	(1,035,763)
Total stockholders’ equity	765,532	680,941
Total liabilities and stockholders’ equity	$1,781,943	$1,524,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$199,870	$102,894	$361,913	$193,190

Cost of sales	51,563	26,888	94,815	49,802
Gross margin	148,307	76,006	267,098	143,388

Operating expenses:
Research and development	30,203	14,712	62,219	29,647
General and administrative	63,734	39,565	127,764	75,132
Sales and marketing	88,190	54,431	179,129	107,839
Total operating expenses	182,127	108,708	369,112	212,618
Loss from operations	(33,820)	(32,702)	(102,014)	(69,230)

Other income (expense)
Investment income	7,669	4,917	14,324	8,590
Interest expense	(12,712)	(8,603)	(34,702)	(15,113)
Total other expense	(5,043)	(3,686)	(20,378)	(6,523)

Net loss before tax	(38,863)	(36,388)	(122,392)	(75,753)

Income tax benefit (expense)	443	1	913	(58)

Net loss	$(38,420)	$(36,387)	$(121,479)	$(75,811)

Net loss per share—basic and diluted	$(0.30)	$(0.30)	$(0.95)	$(0.62)

Weighted average common shares outstanding—basic and diluted	129,182	122,129	127,723	121,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(38,420)	$(36,387)	$(121,479)	$(75,811)
Other comprehensive loss, before tax:
Unrealized gain (loss) on available-for-sale investments	1,952	476	4,128	(1,130)
Foreign currency translation gain	(82)	(18)	38	2
Comprehensive loss, before tax	(36,550)	(35,929)	(117,313)	(76,939)
Income tax expense related to items of other comprehensive loss	(464)	—	(984)	—
Comprehensive loss, net of tax	$(37,014)	$(35,929)	$(118,297)	$(76,939)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional	Other		Total
	Number of	$0.01	Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2019	123,192,540	$1,232	$1,716,894	$(1,422)	$(1,035,763)	$680,941
Equity component of convertible notes, net of issuance costs	—	—	268,390	—	—	268,390
Shares issued to settle convertible notes	2,158,991	22	182,413	—	—	182,435
Settlement of convertible notes	—	—	(300,768)	—	—	(300,768)
Exercise of common stock options	235,278	2	3,648	—	—	3,650
Issuance of common stock to fund the Company’s 2018 401(k) match	86,532	1	7,408	—	—	7,409
Compensation expense related to issuance of stock options and restricted stock awards	3,410,481	35	16,131	—	—	16,166
Net loss	—	—	—	—	(83,059)	(83,059)
Accumulated other comprehensive loss	—	—	—	1,776	—	1,776
Balance, March 31, 2019	129,083,822	$1,292	$1,894,116	$354	$(1,118,822)	$776,940
Equity component of convertible notes, net of issuance costs	—	—	(22)	—	—	(22)
Exercise of common stock options	78,793	1	1,347	—	—	1,348
Compensation expense related to issuance of stock options and restricted stock awards	104,845	1	20,142	—	—	20,143
Purchase of employee stock purchase plan shares	93,588	1	4,136	—	—	4,137
Net loss	—	—	—	—	(38,420)	(38,420)
Accumulated other comprehensive loss	—	—	—	1,406	—	1,406
Balance, June 30, 2019	129,361,048	$1,295	$1,919,719	$1,760	$(1,157,242)	$765,532

Balance, January 1, 2018	120,497,426	$1,205	$1,380,577	$(750)	$(860,614)	$520,418
Equity component of convertible notes, net of issuance costs	—	—	189,456	—	—	189,456
Exercise of common stock options	420,129	4	1,387	—	—	1,391
Issuance of common stock to fund the Company’s 2017 401(k) match	86,828	1	4,299	—	—	4,300
Compensation expense related to issuance of stock options and restricted stock awards	862,376	9	12,454	—	—	12,463
Net loss	—	—	—	—	(39,424)	(39,424)
Accumulated other comprehensive loss	—	—	—	(1,586)	—	(1,586)
Balance, March 31, 2018	121,866,759	$1,219	$1,588,173	$(2,336)	$(900,038)	$687,018
Equity component of convertible notes, net of issuance costs	—	—	70,788	—	—	70,788
Exercise of common stock options	365,566	3	4,250	—	—	4,253
Issuance of common stock to fund the Company’s 2017 401(k) match	54	—	3	—	—	3
Compensation expense related to issuance of stock options and restricted stock awards	87,322	1	15,592	—	—	15,593
Purchase of employee stock purchase plan shares	285,013	3	2,659	—	—	2,662
Net loss	—	—	—	—	(36,387)	(36,387)
Accumulated other comprehensive loss	—	—	—	458	—	458
Balance, June 30, 2018	122,604,714	$1,226	$1,681,465	$(1,878)	$(936,425)	$744,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(121,479)	$(75,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	13,399	8,808
Loss on disposal of property, plant and equipment	211	96
Deferred tax benefit	(984)	—
Stock-based compensation	36,309	28,056
Loss on settlement of convertible notes	10,558	—
Non-cash lease expense	1,762	—
Amortization of liabilities	18,483	10,655
Amortization of premium on short-term investments	(2,580)	(1,392)
Amortization of intangible assets	1,615	1,228
Changes in assets and liabilities:
Accrued interest	(1,302)	4,154
Accounts receivable, net	(18,574)	(9,849)
Inventory, net	(8,633)	(9,382)
Prepaid expenses and other current assets	(4,282)	(6,410)
Accounts payable	(8,245)	(5,143)
Accrued liabilities	33,487	(9,798)
Other short-term liabilities	84	69
Other long-term liabilities	16,980	683
Other long-term assets	(24,055)	—
Net cash used in operating activities	(57,246)	(64,036)
Cash flows from investing activities:
Purchases of marketable securities	(511,587)	(894,856)
Maturities of marketable securities	447,674	245,842
Purchases of property, plant and equipment	(79,448)	(44,364)
Internally developed software	(380)	(131)
Net cash used in investing activities	(143,741)	(693,509)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	729,479	896,425
Proceeds from exercise of common stock options	4,998	5,645
Proceeds in connection with the Company's employee stock purchase plan	4,137	2,661
Payments on settlement of convertible notes	(493,356)	—
Payments of deferred financing costs	—	(24)
Proceeds from construction loan	319	1,097
Payments on mortgage payable	—	(90)
Net cash provided by financing activities	245,577	905,714

Effects of exchange rate changes on cash and cash equivalents	38	2

Net increase in cash and cash equivalents	44,628	148,171
Cash and cash equivalents, beginning of period	160,430	77,491
Cash and cash equivalents, end of period	$205,058	$225,662
Supplemental disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired but not paid	$24,402	$25,021
Unrealized gain (loss) on available-for-sale investments, before tax	$4,128	$(1,130)
Issuance of 86,532 and 86,882 shares of common stock to fund the Company’s 401(k) matching contribution for 2018 and 2017, respectively	$7,409	$4,303
Issuance of 2,158,991 shares of common stock upon settlement of convertible notes	$182,435	$—
Retirement of equity component of convertible notes settled	$(300,768)	$—
Interest paid	$5,388	$97

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

1Principles of Consolidation

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at June 30, 2019 or December 31, 2018.

Investments

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

At June 30, 2019 and December 31, 2018, the Company’s marketable securities were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate, in order to support its current operations (including those with a contractual term greater than one year from the date of purchase), are classified as current. All of the Company’s investments are considered current. Realized gains were $0.3 million and $0.1 million, net of insignificant realized losses, for the six months ended June 30, 2019 and 2018, respectively, and are included in investment income.

The Company periodically reviews investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, the Company’s intent not to sell the security, and whether it is more likely than not that the Company will have to sell the security before recovery of its cost basis. For the six months ended June 30, 2019, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at June 30, 2019 consisted of the following:

	June 30, 2019
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss) (1)	Income (Loss) (1)	Value
Marketable securities
Corporate bonds	$447,169	$1,368	$(6)	$448,531
Asset backed securities	291,973	899	(18)	292,854
U.S. government agency securities	219,811	362	—	220,173
Commercial paper	16,899	—	(1)	16,898
Certificates of deposit	55,781	128	(1)	55,908
Total available-for-sale securities	$1,031,633	$2,757	$(26)	$1,034,364

(1)	Gains and losses in accumulated other comprehensive income (loss) are reported before tax impact.

Available-for-sale securities at December 31, 2018 consisted of the following:

	December 31, 2018
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss) (1)	Income (Loss) (1)	Value
Corporate bonds	$392,973	$33	$(719)	$392,287
Asset backed securities	277,537	30	(568)	276,999
U.S. government agency securities	250,606	43	(178)	250,471
Commercial paper	12,158	—	(7)	12,151
Certificates of deposit	31,875	—	(31)	31,844
Total available-for-sale securities	$965,149	$106	$(1,503)	$963,752

(1)	Gains and losses in accumulated other comprehensive income (loss) are reported before tax impact.

Changes in Accumulated Other Comprehensive Income (Loss)

The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2019 were as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss)	Other
	Translation	on Marketable	Comprehensive
(In thousands)	Adjustments	Securities	Income (Loss)
Balance at December 31, 2018	$(25)	$(1,397)	$(1,422)
Other comprehensive income (loss) before reclassifications	38	3,784	3,822
Amounts reclassified from accumulated other comprehensive loss	—	344	344
Net current period change in accumulated other comprehensive loss, before tax	38	4,128	4,166
Income tax expense related to items of other comprehensive income	—	(984)	(984)
Balance at June 30, 2019	$13	$1,747	$1,760

The amounts recognized in AOCI for the six months ended June 30, 2018 were as follows:

			Accumulated
	Cumulative	Unrealized	Other
	Translation	Gain (Loss)	Comprehensive
(In thousands)	Adjustment	on Securities	Income (Loss)
Balance at December 31, 2017	$(61)	$(689)	$(750)
Other comprehensive loss before reclassifications	2	(1,244)	(1,242)
Amounts reclassified from accumulated other comprehensive loss	—	114	114
Net current period change in accumulated other comprehensive loss	2	(1,130)	(1,128)
Balance at June 30, 2018	$(59)	$(1,819)	$(1,878)

Amounts reclassified from AOCI for the six months ended June 30, 2019 and 2018 were as follows:

	Affected Line Item in the	Six Months Ended June 30,
Details about AOCI Components (In thousands)	Statements of Operations	2019	2018
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$344	$114
Total reclassifications		$344	$114

Property, Plant and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Land is stated at cost and does not depreciate. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. The estimated useful lives of property and equipment are as follows:

	Estimated	June 30,	December 31,
(In thousands)	Useful Life	2019	2018
Property, plant and equipment
Land	(1)	$4,466	$4,466
Leasehold and building improvements	(2)	59,796	38,895
Land improvements	15 years	1,766	1,530
Buildings	30 years	18,086	7,928
Computer equipment and computer software	3 years	38,225	36,969
Laboratory equipment	3 - 10 years	66,347	37,518
Furniture and fixtures	3 years	11,267	8,353
Assets under construction	(3)	206,120	167,462
Property, plant and equipment, at cost		406,073	303,121
Accumulated depreciation		(70,574)	(57,862)
Property, plant and equipment, net		$335,499	$245,259
(1)	Not depreciated.
(2)	Lesser of remaining lease term, building life, or useful life.
(3)	Not depreciated until placed into service.

Depreciation expense for the six months ended June 30, 2019 and 2018 was $13.4 million and $8.8 million, respectively.

At June 30, 2019, the Company had $206.1 million of assets under construction which consisted of $25.9 million related to laboratory equipment, $166.4 million related to leasehold and building improvements, and $13.8 million related to computer equipment and computer software projects. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $8.3 million to complete the laboratory equipment, $96.5 million to complete the building projects, and $3.3 million to complete the computer equipment and computer software projects. These projects are expected to be completed throughout 2019, 2020 and 2021. The Company assesses its long-lived assets, consisting primarily of property, plant and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. There were no impairment losses for the periods ended June 30, 2019 and December 31, 2018.

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

Patent Costs, Intangible Assets and Goodwill

Goodwill and Intangible assets consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Finite-lived intangible assets
Finite-lived intangible assets	$33,171	$33,058
Less: Accumulated amortization	(5,722)	(4,107)
Finite-lived intangible assets, net	27,449	28,951
Internally developed technology in process	318	51
Total finite-lived intangible assets, net	27,767	29,002
Goodwill	17,279	17,279
Goodwill and intangible assets, net	$45,046	$46,281

Finite-Lived Intangible Assets

The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of June 30, 2019:

		Weighted
	Net Balance at	Average
	June 30,	Remaining
(In thousands)	2019	Life (Years)
Trade name	$665	14.3
Customer relationships	2,566	14.3
Patents	17,846	9.2
Acquired developed technology	5,836	13.3
Internally developed technology	536	2.4
Total	$27,449

As of June 30, 2019, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2019	$1,614
2020	3,231
2021	3,129
2022	2,967
2023	2,953
Thereafter	13,555
$27,449

The Company reviews long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for periods ended June 30, 2019 and December 31, 2018.

Patent costs, which have historically consisted of related legal fees, are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the patent costs incurred. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. Other than the transactions discussed below, the Company determined that all patent costs incurred during the six months ended June 30, 2019 and 2018 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.

Under a technology license and royalty agreement entered into with MDx Health (“MDx”), dated July 26, 2010 (as subsequently amended, the “MDx License Agreement”), the Company was required to pay MDx milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone occurred or was considered probable, an intangible asset and corresponding liability was reported in goodwill and intangible assets and accrued liabilities, respectively. The liability was relieved once the milestone was achieved and payment made. The intangible asset is being amortized over the estimated ten-years useful life of the licensed intellectual property through 2024, and such amortization is reported in cost of sales. Payment for all remaining milestones under the MDx License Agreement was made as part of the Royalty Buy-Out Agreement described below.

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

As of June 30, 2019, and December 31, 2018, an intangible asset of $7.0 million and $7.7 million, respectively, related to historical milestone payments made under the MDx License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in net goodwill and intangible assets on the Company’s condensed consolidated financial statements. Amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense was $0.7 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Company accounted for the transaction as an asset acquisition under GAAP. The asset is comprised of a portfolio of biomarkers, related technology and know-how, which is a group of complementary assets concentrated in a single identifiable asset.  The transaction costs directly related to the asset acquisition were added to the asset in accordance with GAAP.  As such, the collective asset value from the acquisition resulted in an intangible asset of $12.2 million.  The intellectual property asset, which includes related transaction costs, is being amortized on a straight-line basis over the period the Company expects to be benefited, which is in line with the legal life of the patents acquired. The Company capitalized these costs as there is a reasonable expectation that the assets acquired will be used in an alternative manner in the future, that is not contingent on future development subsequent to acquisition, and the Company anticipates there to be economic benefit from these alternative uses. For the three and six months ended June 30, 2019, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2018, the Company recorded amortization expense of $0.2 million and $0.5 million, respectively. At June 30, 2019 and December 31, 2018, the net balance of $10.8 million and $11.3 million, respectively, is reported in net goodwill and intangible assets in the Company’s condensed consolidated balance sheet.

In August 2017, the Company acquired all of the equity interests of Sampleminded, Inc. (“Sampleminded”). As a result of the acquisition, the Company recorded an intangible asset of $1.0 million, which was comprised of developed technology acquired of $0.9 million, customer relationships of $0.1 million, and non-compete agreements of $32,000. The intangible assets acquired are being amortized over the remaining useful life, which was determined to be eight years for developed technology acquired, three years for customer relationships, and five years for non-compete agreements. For the three months ended June 30, 2019 and 2018, the Company recorded amortization expense of $36,000 and $36,000, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded amortization expense of $0.1 million and $0.1 million, respectively. At June 30, 2019 and December 31, 2018, the net balance of $0.7 million and $0.8 million, respectively, is reported in net intangible assets in the Company’s condensed consolidated balance sheets.

As more fully described in the 2018 Form 10-K, in October 2018, the Company completed a full acquisition of Biomatrica, Inc. (“Biomatrica”, and the “Biomatrica Acquisition”). As a result of the Biomatrica Acquisition, the Company recorded an intangible asset of $8.8 million which was comprised of acquired developed technology of $5.4 million, customer relationships of $2.7 million, and trade names of $0.7 million. The intangible assets acquired are being amortized over the remaining useful life, which was determined to be fifteen years for the acquired developed technology, fifteen years for the customer relationships, and fifteen years for the trade names. For the three and six months ended June 30, 2019, the Company recorded amortization expense of $0.1 million and $0.3 million, respectively. At June 30, 2019 and December 31, 2018, the net balance of $8.4 million and $8.7 million, respectively, is reported in net goodwill and intangible assets in the Company’s condensed consolidated balance sheets.

Goodwill

In 2018, the Company recognized goodwill of $15.3 million from the acquisition of Biomatrica. Goodwill is reported in net goodwill and intangible assets in the Company’s condensed consolidated balance sheet. The Company evaluates goodwill impairment on an annual basis, or more frequently should an event or change in circumstance occur that indicates the carrying amount is in excess of the fair value. There were no impairment losses for the periods ended June 30, 2019 and December 31, 2018.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2019	2018
Shares issuable upon exercise of stock options	2,387	2,918
Shares issuable upon the release of restricted stock awards	4,123	6,312
Shares issuable upon conversion of convertible notes	12,197	12,044
	18,707	21,274

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

Contracts

The Company’s customer is the patient. However, the Company does not enter into a formal reimbursement contract with a patient, as formal reimbursement contracts, including a national coverage determination for Cologuard by the Centers for Medicare and Medicaid Services (“CMS”), are established with payers. Accordingly, the Company establishes a contract with a patient in accordance with other customary business practices.

●	Approval of a contract is established via the order submitted by the patient’s physician and the return of a sample by the patient.
●	The Company is obligated to perform its laboratory services upon receipt of a sample from a patient, and the patient and/or applicable payer are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.
●	Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between the Company and payers, unless the patient is a self-pay patient, whereby the Company requires payment from the patient prior to the Company shipping a collection kit to the patient.
●	Once the Company delivers a patient’s test result to the ordering physician the contract with a patient has commercial substance, as the Company is legally able to collect payment and bill an insurer and/or patient and depending on payer contract status or patient insurance benefit status.
●	The Company’s consideration is deemed to be variable, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $1.8 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively. Revenue recognized from changes in transaction prices was $3.4 million and $11.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

Allocate transaction price

The transaction price is allocated entirely to the performance obligation contained within the contract with a patient.

Point in time recognition

The Company’s single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful test result is delivered to the patient’s ordering physician. The Company considers this date to be the time at which the patient obtains control of the promised Cologuard test service.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
(In thousands)	2019	2018
Medicare Parts B & C	$103,569	$59,706
Commercial	88,818	39,589
Other	7,483	3,599
Total	$199,870	$102,894

	Six Months Ended June 30,
(In thousands)	2019	2018
Medicare Parts B & C	$186,486	$112,181
Commercial	162,169	74,423
Other	13,258	6,586
Total	$361,913	$193,190

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

Deferred revenue balances are reported in other short-term liabilities in the Company’s condensed consolidated balance sheets and were $0.7 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively.

Revenue recognized for the three months ended June 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period was $0.2 million and $0.1 million, respectively. Revenue recognized for the six months ended June 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period was $0.3 million and $0.1 million, respectively.

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

Inventory consisted of the following:

	June 30,	December 31,
(In thousands)	2019	2018
Raw materials	$15,473	$12,761
Semi-finished and finished goods	32,308	26,387
Total inventory	$47,781	$39,148

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

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay Mayo an additional $5.0 million, payable in five annual installments, through 2019. The Company paid Mayo the annual installment of $1.0 million in the first quarter of each of 2015, 2016, 2018, and 2019. The Company paid Mayo the 2017 installment in December 2016. The Company records the $1.0 million installments to prepaid expenses and other current assets and amortizes each installment over a twelve-month period commencing on February 1 of each year. For the three and six months ended June 30, 2019 and 2018 the Company has recorded $0.3 million and $0.5 million in amortization of the installments, respectively.

In addition, the Company is paying Mayo for research and development efforts. As part of the Company’s research collaboration with Mayo, the Company incurred charges of $1.1 million and $2.6 million for the three and six months ended June 30, 2019. The Company made payments of $1.8 million and $2.9 million for the three and six months ended June 30, 2019. The Company recorded an estimated liability of $1.6 million for research and development efforts as of June 30, 2019. The Company incurred charges of $1.4 million and $2.6 million for the three and six months ended June 30, 2018. The Company made payments of $0.8 million and $2.6 million for the three and six months ended June 30, 2018. The Company recorded an estimated liability of $1.8 million for research and development efforts as of June 30, 2018.

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

The Company agreed to pay Pfizer for promotion, sales and marketing costs incurred on behalf of the Company. The Company incurred charges of $16.6 million and $33.9 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three and six months ended June 30, 2019. The Company recorded a liability of $16.6 million and $0.5 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company in accrued liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations.

The Company also agreed to pay Pfizer a service fee based on incremental gross profits over specified baselines during the term and royalties for Cologuard related revenues for a specified period after the expiration or termination of the Promotion Agreement. The initial term of the Promotion Agreement runs through December 31, 2021. The Company incurred charges of $19.4 million and $38.6 million for this service fee during the three and six months ended June 30, 2019. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations. The Company recorded a liability of $43.4 million and $4.8 million for the service fee earned by Pfizer as of June 30, 2019 and December 31, 2018, respectively, in accrued liabilities in the Company’s condensed consolidated balance sheets.

(5) STOCK-BASED COMPENSATION

Stock-Based Compensation Plans

The Company maintains the 2019 Omnibus Long-Term Incentive Plan, the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2010 Employee Stock Purchase Plan, the 2015 Inducement Award Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”). At the Company’s 2019 Annual Stockholders Meeting held July 25, 2019, the Company’s stockholders approved the Company’s 2019 Omnibus Long-Term Incentive Plan.

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $20.1 million and $36.3 million in stock-based compensation expense during the three and six months ended June 30, 2019. The Company recorded $15.6 million and $28.1 million in stock-based compensation expense during the three and six months ended June 30, 2018.

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

Forfeitures - The Company records the effects of actual forfeitures at the time they occur.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Option Plan Shares
Risk-free interest rates	(1)	(1)	2.54% - 2.59%	2.73% - 2.79%
Expected term (in years)	(1)	(1)	6.28	5.45 - 6.44
Expected volatility	(1)	(1)	64.95% - 65.00%	61.82% - 66.17%
Dividend yield	(1)	(1)	0%	0%
Weighted average fair value per share of options granted during the period	(1)	(1)	$ 57.11	$ 24.55
ESPP Shares
Risk-free interest rates	2.31% - 2.44%	2.05% - 2.50%	2.31% - 2.44%	2.05% - 2.50%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	55.0% - 57.6%	51.7% - 65.4%	55.0% - 57.6%	51.7% - 65.4%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$ 35.91	$ 18.68	$ 35.91	$ 18.68

Stock Option, Restricted Stock, and Restricted Stock Unit Activity

A summary of stock option activity under the Stock Plans during the six months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2019	2,531,561	$17.86	6.3
Granted	186,044	92.61
Exercised	(314,071)	15.91
Forfeited	(16,548)	32.35
Outstanding, June 30, 2019	2,386,986	$23.84	6.6	$224,845
Exercisable, June 30, 2019	1,431,015	$14.35	5.6	$148,385

(1)	The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $118.04 market price of the Company’s common stock at June 28, 2019. The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $22.6 million and $36.3 million, respectively.

As of June 30, 2019, there was $198.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a weighted average period of 3.0 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the six months ended June 30, 2019 is as follows:

		Weighted
	Restricted	Average Grant
	Shares and RSUs	Date Fair Value
Outstanding, January 1, 2019	6,246,174	$23.16
Granted	1,513,290	91.36
Released	(3,506,123)	11.52
Forfeited	(130,125)	54.17
Outstanding, June 30, 2019	4,123,216	$57.49

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

Fixed-income securities are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material pricing change from period to period. The estimated fair value of the Company’s long-term debt represents a Level 2 measurement. When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk. The fair value of contingent consideration related to the Biomatrica Acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. The Company assesses the fair value of expected contingent consideration and the corresponding liability each annual reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected Biomatrica Acquisition earn-out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The contingent earn-out liability is classified as a component of other long-term liabilities in the Company’s condensed consolidated balance sheet. There were no changes in the fair value assessed between the acquisition date and June 30, 2019, however, there was an earn-out payment made during that time resulting in a decrease in the liability at June 30, 2019.

The following table presents the Company’s fair value measurements as of June 30, 2019 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Fair Value Measurement at June 30, 2019 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$125,471	$125,471	$—	$—
U.S. government agency securities	61,357	—	61,357	—
Commercial paper	18,230	—	18,230	—
Available-for-sale
Marketable securities
Corporate bonds	448,531	—	448,531	—
Asset backed securities	292,854	—	292,854	—
U.S. government agency securities	220,173	—	220,173	—
Certificates of deposit	55,908	—	55,908	—
Commercial paper	16,898	—	16,898	—
Other long-term assets
Deferred compensation plan assets	230	—	230	—
Contingent consideration	(2,942)	—	—	(2,942)
Total	$1,236,710	$125,471	$1,114,181	$(2,942)

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

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses as of June 30, 2019 and December 31, 2018 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. So long as the Company holds these securities to maturity, it is unlikely to experience gains or losses. In the event that the Company disposes of these securities before maturity, it is expected that realized gains or losses, if any, will be immaterial.

The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of June 30, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$27,195	$(3)	$2,500	$(3)	$29,695	$(6)
U.S. government agency securities	—	—	—	—	—	—
Asset backed securities	16,774	(3)	32,660	(15)	49,434	(18)
Certificates of deposit	5,004	(1)	—	—	5,004	(1)
Commercial paper	16,898	(1)	—	—	16,898	(1)
Total	$65,871	$(8)	$35,160	$(18)	$101,031	$(26)

The following table summarizes contractual underlying maturities of the Company’s available-for-sale investments at June 30, 2019:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
Corporate bonds	$208,610	208,852	238,559	239,679
U.S. government agency securities	164,809	165,153	55,002	55,020
Asset backed securities	77,717	77,862	214,256	214,992
Certificates of deposit	46,856	46,928	8,925	8,980
Commercial paper	16,899	16,898	—	—
Total	$514,891	$515,693	$516,742	$518,671

Fair Value of Long-Term Debt and Convertible Notes

The Company measures the fair value of its convertible notes and long-term debt for disclosure purposes. The following table summarizes the Company’s outstanding convertible notes and long-term debt as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2027 Convertible notes (2)	$469,595	$916,158	$—	$—
2025 Convertible notes (2)	311,598	696,337	664,749	956,196
Construction loan (3)	24,844	24,844	24,502	24,502

(1)	The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 8 and Note 11 of the condensed consolidated financial statements for further information).

(2)	The fair values are based on observable market prices for this debt, which is traded in active markets and therefore is classified as a Level 2 fair value measurement.

(3)	The carrying amount of the construction loan approximates fair value due to the short-term nature of this instrument. The construction loan is privately held with no public market for this debt and therefore is classified as a Level 3 fair value measurement.

(7) NEW MARKET TAX CREDIT

As more fully described in the 2018 Form 10-K, during the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities.  This financing arrangement was structured with an unrelated third-party financial institution, an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The $2.4 million was recorded in other long-term liabilities on the Company’s condensed consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2019. At June 30, 2019, the remaining balance of $0.8 million is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company recorded $0.1 million and $0.2 million as a decrease of expenses for the three and six months ended June 30, 2018. At June 30, 2018, the remaining balance of $1.2 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the agreements.

(8) LONG-TERM DEBT

Building Purchase Mortgage

During June 2015, the Company entered into a $5.1 million credit agreement with a third-party financial institution to finance the purchase of a research and development building located in Madison, Wisconsin. The credit agreement was collateralized by the acquired building.

In September 2018, the Company entered into a Purchase and Sale Agreement with a third-party to sell its research and development building. The Company also simultaneously entered into a Master Lease Agreement with the third-party to lease the facility back. The sale-leaseback arrangement is recorded under the financing method of accounting as the Company has continuing involvement in planned expansions of the building and construction of the adjacent corporate headquarters building. Under the financing method, the Company does not recognize the proceeds received from the third party as a sale of the building. The facility remains in property, plant and equipment on the Company’s condensed consolidated balance sheet, and the consideration of $6.8 million received in the sale is recorded as a financing obligation in other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2019. A portion of the proceeds received from the sale were used to repay the mortgage on the building, and as of September 2018, the $4.5 million outstanding balance of the mortgage had been fully repaid in connection with the termination of the credit agreement. The remaining proceeds were utilized to fund the initial construction of the Company’s corporate headquarters discussed in more detail in Note 9.

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

Additionally, the Company previously recorded $0.1 million in deferred financing costs, which were recorded as a direct deduction from the mortgage liability. The issuance costs were being amortized through June 12, 2019. The Company recorded $4,000 and $9,000 in amortization of mortgage issuance costs for the three and six months ended June 30, 2018. As a result of the sale of the research and development building, the outstanding balance of the mortgage issuance costs was written down to $0 during the third quarter of 2018. As such there is no outstanding balance as of June 30, 2019.

Revolving Loan Agreement

During December 2017, the Company entered into a revolving loan agreement (the “Revolving Loan Agreement”) with Fifth Third Bank (formerly MB Financial Bank, N.A.). The Revolving Loan Agreement provides the Company with a 24-month secured revolving credit facility of up to $15.0 million (the “Revolver”). The Revolver is collateralized by the Company’s accounts receivable and inventory. The Revolver is available for general working capital purposes and all other lawful corporate purposes, provided that the Company may not use the Revolver to purchase or carry margin stock.

Borrowings under the Revolving Loan Agreement accrue interest at one of the following per annum rates, as elected by the Company (i) the sum of the 1-month LIBOR rate plus 2.00 percent, (ii) the sum of the 3-month LIBOR rate plus 2.00 percent, or (iii) the Fifth Third Reference Rate minus 0.5 percent. Loans under the Revolving Loan Agreement may be prepaid at any time without penalty. The Revolver’s maturity date is December 10, 2019.

The Company has agreed in the Revolving Loan Agreement to various financial covenants including minimum liquidity and minimum tangible net worth. As of June 30, 2019, the Company is in compliance with all covenants.

As of June 30, 2019, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

Construction Loan Agreement

During December 2017, the Company entered into a loan agreement with Fifth Third Bank (formerly MB Financial Bank, N.A.) (the “Construction Loan Agreement”), which provides the Company with a non-revolving construction loan (the “Construction Loan”) of $25.6 million. The Company is using the Construction Loan proceeds to finance the construction of an additional clinical laboratory and related facilities in Madison, Wisconsin. The Construction Loan is collateralized by the additional clinical laboratory and related facilities.

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

In November 2017, Fifth Third Bank, on behalf of the Company, issued an Irrevocable Standby Letter of Credit in the amount of $0.6 million in favor of the City of Madison, Wisconsin (the “City Letter of Credit”). The City Letter of Credit is deemed to have been issued pursuant to the Construction Loan Agreement. The amount of the City Letter of Credit will reduce, dollar for dollar, the amount available for borrowing under the Construction Loan Agreement.

As a condition to Fifth Third’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In accordance with the Construction Loan Agreement, the Company will make monthly interest-only payments through November 2019. The Company has made interest-only payments of $0.2 million during the three and six months ended June 30, 2019. Starting in December 2019, the Company will make monthly payments towards the outstanding principal balance due plus accrued interest. As of June 30, 2019, the Company has drawn $25.0 million from the Construction Loan, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the $25.0 million loan balance as of June 30, 2019. The Company capitalized the $0.7 million to the construction project. As of December 31, 2018, the Company had drawn $24.7 million from the Construction Loan.

Additionally, the Company has recorded deferred financing costs of $0.2 million related to the Construction Loan. These deferred financing costs are recorded as a reduction to long-term debt in the Company’s condensed consolidated balance sheets. The deferred financing costs are being amortized through December 10, 2022. The Company has recorded $11,000 and $23,000 in amortization of deferred financing costs related to the Construction Loan for the three and six months ended June 30, 2019. The Company recorded $11,000 and $23,000 in amortization of deferred financing costs for the three and six months ended June 30, 2018.

The Company has agreed in the Construction Loan Agreement to various financial covenants including minimum liquidity and minimum tangible net worth. As of June 30, 2019, the Company is in compliance with all covenants.

(9) COMMITMENTS AND CONTINGENCIES

The Company acts as lessee under all its lease agreements, which includes operating leases for corporate offices, lab space, warehouse space, vehicles and certain lab and office equipment. As of June 30, 2019, the Company is not a party to any finance leases. The leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. The Company includes any renewal or termination option in its lease payment calculations if it is reasonably certain to exercise the option. “Reasonably certain” is assessed internally based on economic, industry, company, strategic and contractual factors. The components of lease expense for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2019	2019
Operating lease cost (cost resulting from lease payments)	$1,306	$2,392
Short-term lease cost	42	103
	$1,348	$2,495

Certain vehicle leases include variable lease payments that depend on an index or rate. Those lease payments are initially measured using the index or rate at the lease commencement date.

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases. The Company’s weighted average discount rate and weighted average lease term remaining on lease liabilities is approximately 7.82% and 5.96 years, respectively. The Company had operating cash outflows from operating leases of $1.3 million and $2.4 million related to leases for the three and six months ended June 30, 2019.

As of June 30, 2019, the Company’s right-of-use assets are $21.7 million, which are reported in other long-term assets in the Company’s condensed consolidated balance sheet. As of June 30, 2019, the Company has outstanding lease obligations of $20.6 million, of which $3.7 million is reported in other short-term liabilities and $16.9 million is reported in long-term obligations in the Company’s condensed consolidated balance sheet.

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

Maturities of operating lease liabilities as of June 30, 2019 were as follows:

(In thousands)
2019	$5,075
2020	4,585
2021	3,910
2022	3,768
2023	3,779
Thereafter	7,156
Total minimum lease payments	28,273
Imputed interest	(7,688)
Total	$20,585

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

The Company’s new headquarters building is expected to be completed in 2020. Upon completion, the Company will lease the building for an initial term of 15 years with an option to extend for an additional 10 years. Construction of the building is the responsibility of the landlord; however, the Company has funded $4.5 million towards construction costs as of June 30, 2019. This contribution is accounted for as prepaid rent and will be included in the beginning right-of-use asset balance of the leased building. The Company can also receive up to $5.5 million as a tenant improvement allowance. The reimbursement will be accounted for as prepaid rent and will decrease the beginning right-of-use asset balance of the leased building. As of June 30, 2019, the Company earned $1.1 million of the available tenant improvement allowance. The Company anticipates an additional $32.2 million to be recognized at lease commencement for the right-of-use asset and lease liability, respectively.

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

As of June 30, 2019, the Company has earned $9.0 million of tax credits and has received payment of $4.3 million from the WEDC. The unpaid portion is $4.7 million, of which $1.6 million is reported in prepaid expenses and other current assets and $3.1 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of June 30, 2019, the Company also has recorded a $2.4 million liability in other short-term liabilities and a $1.0 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three and six months ended June 30, 2019, the Company amortized $0.6 million and $1.2 million, respectively, of the tax credits earned as a reduction of operating expenses. During the three and six months ended June 30, 2018, the Company amortized $0.4 million and $1.0 million, respectively, of the tax credits earned as a reduction of operating expenses.

(11) CONVERTIBLE NOTES

Convertible note obligations included in the condensed consolidated balance sheets consisted of the following:

(In thousands)	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	June 30, 2019	December 31, 2018
2027 Convertible notes	0.375%	6.3%	$472,501	$747,500	$—
2025 Convertible notes	1.000%	6.0%	299,188	415,104	908,500
Total Convertible notes				1,162,604	908,500
Less: Debt discount (2)				(363,603)	(227,403)
Less: Debt issuance costs (3)				(17,808)	(16,348)
Net convertible debt including current maturities				781,193	664,749
Less: Current maturities (4)				(311,598)	—
Net long-term convertible debt				$469,595	$664,749

(1)	As each of the convertible instruments may be settled in cash upon conversion, for accounting purposes, they were bifurcated into a liability component and an equity component, which are both initially recorded at fair value. The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance. The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt. In March 2019 a portion of the 2025 Convertible Notes were extinguished. The fair value of the liability component at issuance reflected above represents the liability value at issuance for the applicable portion of the 2025 Notes which remain outstanding at June 30, 2019. The fair value of the liability component of the 2025 Notes at December 31, 2018 was $654.8 million with the equity component being $269.7 million including a $14.2 million premium.

(2)	The unamortized discount consists of the following:

(In thousands)	June 30, 2019	December 31, 2018
2027 Convertible notes	$266,952	$—
2025 Convertible notes	96,651	227,403
Total unamortized discount	$363,603	$227,403

(3)	Debt issuance costs consists of the following:

(In thousands)	June 30, 2019	December 31, 2018
2027 Convertible notes	$10,954	$—
2025 Convertible notes	6,854	16,348
Total debt issuance costs	$17,808	$16,348

(4)	As of June 30, 2019, the 2025 Convertible Notes were convertible and included within convertible notes, net, current portion on the condensed consolidated balance sheet. As of December 31, 2018, the 2025 Convertible Notes were not convertible and included within long-term convertible notes, net on the condensed consolidated balance sheet.

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

As of June 30, 2019, the 2027 Notes were not convertible. The holders of the 2025 Notes have the right to convert their debentures between July 1, 2019 and September 30, 2019, because the closing price of the Company’s common stock exceeded the Conversion Price by 130% for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on June 30, 2019.

Based on the closing price of our common stock of $118.04 on June 28, 2019, the if-converted values on our 2025 Notes and 2027 Notes exceed the principal amount by $234.5 million and $42.7 million, respectively.

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

The 2025 Notes are classified as current on the Company’s condensed consolidated balance sheets at June 30, 2019, while the 2027 Notes are classified on the Company’s condensed consolidated balance sheets at June 30, 2019 as long-term. The future convertibility and resulting balance sheet classification of the Notes will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.

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

Interest expense includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Debt issuance costs amortization	$645	$517	$1,330	$920
Debt discount amortization	10,075	6,171	18,468	10,822
Loss on settlement of convertible notes	—	—	10,558	—
Coupon interest expense	1,739	1,866	3,846	3,271
Total interest expense on convertible notes	12,459	8,554	34,202	15,013
Other interest expense	253	49	500	100
Total interest expense	$12,712	$8,603	$34,702	$15,113

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.71 years and 5.55 years for the 2027 Notes and 2025 Notes, respectively.

(12) INCOME TAXES

The Company recorded an income tax benefit of $0.4 million and $0.9 million for the three and six months ended June 30, 2019 and an income tax benefit of $1,000 and income tax expense of $0.1 million for the three and six months ended June 30, 2018 in continuing operations. The Company’s income tax benefit recorded during the three and six months ended June 30, 2019, is primarily related to the intraperiod tax allocation rules that require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.

(13) RELATED PARTY TRANSACTION

In May 2017, the Company entered into a professional services agreement for recruiting and related services with a firm whose principal is a non-employee director. The Company did not incur charges or make any payments during the three and six months ended June 30, 2019. The Company incurred charges of $0.1 million and $0.2 million for the three and six months ended June 30, 2018. The Company made payments of $20,000 and $0.1 million for the three and six months ended June 30, 2018.

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

In April 2019, the Financial Accounting Standards Board issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“Update 2019-04”). Update 2019-04 provides clarity regarding measurement of securities without readily determinable fair values. The guidance is effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

(15) SUBSEQUENT EVENTS

On July 28, 2019, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Genomic Health, Inc. (“Genomic Health”), pursuant to which, among other things, one of our wholly owned subsidiaries will be merged with and into Genomic Health, with Genomic Health surviving as a wholly owned subsidiary of the Company (the “Merger”), in a cash and stock transaction valued at approximately $2.8 billion. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of Genomic Health and the Company, at the effective time of the Merger each share of Genomic Health common stock issued and outstanding immediately prior to the effective time of the Merger (except for certain excluded shares as otherwise provided in the Merger Agreement) will be converted into the right to receive (a) $27.50 in cash, without interest, and (b) a number of shares of Exact Sciences common stock equal to (i) 0.36854, if the average of the volume-weighted prices per share of Exact Sciences common stock on the Nasdaq Stock Market for each of the fifteen consecutive trading days ending immediately prior to the closing date (the “measurement price”) is equal to or greater than $120.75, (ii) an amount equal to the quotient obtained by dividing $44.50 by the measurement price if the measurement price is greater than $98.79 but less than $120.75, and (iii) .45043, if the measurement price is equal or less than $98.79, less any applicable withholding taxes. The Company currently expects the Merger to close by the end of 2019, subject to customary closing conditions and regulatory approvals, including the approval of stockholders of Genomic Health.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans, objectives and the proposed acquisition of Genomic Health by Exact are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payer reimbursement, the anticipated results of our product development efforts, the anticipated benefits of the proposed acquisition of Genomic Health, including estimated synergies and other financial impacts, and the expected timing of completion of the transaction. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition from other cancer screening and diagnostic products and services; the effects of the adoption, modification or repeal of any law, rule, order, interpretation or policy relating to the healthcare system, including without limitation as a result of any judicial, executive or legislative action; the effects of changes in pricing, coverage and reimbursement for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our ability to effectively utilize strategic partnerships, such as through our Promotion Agreement with Pfizer, Inc., and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; the ability of Exact and Genomic Health to receive the required regulatory approvals for the proposed merger with Genomic Health and approval of Genomic Health’s stockholders and to satisfy the other conditions to the closing of the transaction on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of Exact and Genomic Health to terminate the merger agreement; negative effects of the announcement or the consummation of the transaction on the market price of our common stock and/or on our business, financial condition, results of operations and financial performance; risks relating to the value of the Exact shares to be issued in the transaction; significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the proposed acquisition of Genomic Health cannot be realized in full or at all or may take longer to realize than expected; risks associated with contracts containing consent and/or other provisions that may be triggered by the proposed acquisition of Genomic Health; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of Genomic Health’s operations with those of Exact will be greater than expected; and the ability of Genomic Health and the combined company to retain and hire key personnel; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the 2018 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. There can be no assurance that the proposed acquisition of Genomic Health will in fact be consummated in the manner described or at all. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately:

●	146,000 new cases of colorectal cancer
●	51,000 deaths from colorectal cancer

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Of the more than 87 million people between the ages of 50 and 85 who are at average-risk for colorectal cancer in the U.S., 38 percent are not up-to-date with screening according to current guidelines. Internal studies have shown that nearly 50% of Cologuard users were previously unscreened for colorectal cancer. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 71 percent and 14 percent, respectively. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

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

In August 2014, the U.S. Food and Drug Administration (“FDA”) granted premarket approval (“PMA”) to Cologuard for use as a colorectal cancer screening test in adults 50 years of age and older who are at a typical average-risk for colorectal cancer. Upon approval, Cologuard became the first and only FDA-approved sDNA non-invasive colorectal cancer screening test. Our original PMA submission to the FDA for Cologuard included the results of our pivotal DeeP-C clinical trial that had over 10,000 patients enrolled at 90 sites in the U.S. and Canada. The results of our DeeP-C clinical trial for Cologuard were published in the New England Journal of Medicine in April 2014. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening,” highlighted the performance of Cologuard in the trial population:

●	Cancer Sensitivity: 92%
●	Stage I and II Cancer Sensitivity: 94%
●	High-Grade Dysplasia Sensitivity: 69%
●	Specificity: 87%

We believe the competitive advantages of sDNA screening provide a significant market opportunity. There are 87 million people in the U.S. between the ages of 50-85 who are at average risk for colorectal cancer. At a three-year screening interval and an average revenue per test of $500 this represents a potential $15 billion market for Cologuard, of which our current share is approximately 5.7 percent.

Our Clinical Laboratory and Manufacturing Facilities

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments requirements to process Cologuard tests and provide patient results. Our clinical lab operation is housed in a 55,000 square foot facility in Madison, Wisconsin. At our lab, we currently have the capacity to process approximately three million tests per year.

During the fourth quarter of 2017, we began construction of a second clinical lab facility in Madison, Wisconsin that is expected to become operational in the third quarter of 2019. We expect that by the end of 2019 our total lab capacity at both facilities will be approximately seven million tests per year, with the opportunity to add additional capacity to our new facility, if needed.

We currently manufacture our Cologuard test kit in a facility in Madison, Wisconsin. As we expand the commercialization of Cologuard, we believe it will be necessary to expand our manufacturing capacity. Accordingly, we are in the process of building an additional manufacturing facility for which we expect to receive FDA approval for commercial production in 2020. We are committed to manufacturing and providing medical devices and related products that meet customer expectations and applicable regulatory requirements. We adhere to manufacturing and safety standards required by federal, state, and local laws and regulations and operate our manufacturing facilities under a quality management system. We purchase certain components for our Cologuard test from third-party suppliers and manufacturers.

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

Our average reimbursement per test, as further defined below, was approximately $481 and $462 through June 30, 2019 and 2018, respectively. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, such as medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, non-renewal or termination of payer contracts, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for all tests that are at least six months old, since it can take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test at June 30, 2019 and 2018, respectively, represents the total cash collected through such dates for tests performed during the twelve-month periods ended December 31, 2018 and December 31, 2017, respectively, divided by the number of tests performed during those same periods.

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

Enhance Cologuard

In May 2018, the ACS updated its guidelines to recommend colorectal cancer screening begin at age 45, rather than 50, for people at average risk of the disease, due to the rising incidence rate within the 45-49 year-old population.  There are nearly 21 million people who are between the ages of 45-49, and we estimate approximately 19 million of them are at average risk for colorectal cancer and would be eligible for screening under the ACS guidelines. We are seeking FDA approval to expand Cologuard’s indication to people between the ages of 45 and 49 who are at average risk for colorectal cancer.

In addition, we are seeking opportunities to improve upon Cologuard’s performance characteristics. For example, we are evaluating whether new biomarkers would increase specificity while maintaining sensitivity. If we could increase the specificity of Cologuard, we believe that would enhance its adoption as a front-line screening test. We are also evaluating ways that we might make Cologuard even easier for patients to use and potential opportunities to lower the cost of goods sold for Cologuard.

The timing of any expansion of Cologuard’s indication or of any such enhancements to Cologuard is unknown and would be subject to FDA approval.

Advance Liquid Biopsy

We also are focusing our research and development efforts on building a pipeline of potential future products and services with a focus on blood-based (“liquid biopsy”) tests. We will continue to advance liquid biopsy through biomarker discovery and validation in tissue and blood. We have identified proprietary biomarkers for several cancers, including liver cancer and pancreatic cancer. Through our collaboration with Mayo Foundation for Medical Education and Research, we have successfully performed validation studies on tissue samples for thirteen cancers and on blood samples for nine cancers.

Recent Events

On July 28, 2019, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Genomic Health, Inc. (“Genomic Health”), which we currently expect to be completed by the end of 2019. Refer to Note 15 in our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

Results of Operations

We have generated significant losses since inception and, as of June 30, 2019, we had an accumulated deficit of approximately $1.2 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Revenue. Our revenue is primarily generated by performing screening services using our Cologuard test. For the three months ended June 30, 2019 and 2018, we completed approximately 415,000 and 215,000 Cologuard tests, respectively, and generated revenue of $199.9 million and $102.9 million, respectively. For the six months ended June 30, 2019 and 2018, we completed approximately 749,000 and 401,000 Cologuard tests, respectively, and generated revenue of $361.9 million and $193.2 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period primarily due to increased selling and marketing efforts.

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

Cost of sales. Cost of sales increased to $51.6 million for the three months ended June 30, 2019 compared to $26.9 million for the three months ended June 30, 2018. Cost of sales increased to $94.8 million for the six months ended June 30, 2019 compared to $49.8 million for the six months ended June 30, 2018. The increase in cost of sales is primarily due to the increase in completed Cologuard tests. The Company completed approximately 415,000 and 215,000 Cologuard tests for the three months ended June 30, 2019 and 2018, respectively. The Company completed approximately 749,000 and 401,000 Cologuard tests for the six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,
(In millions)	2019	2018	Change
Production costs	$36.9	$18.9	$18.0
Personnel expenses	8.2	4.6	3.6
Facility and support expenses	4.8	2.4	2.4
Stock-based compensation	1.4	0.9	0.5
Other cost of sales	0.3	0.1	0.2
Total cost of sales expenses	$51.6	$26.9	$24.7

	Six Months Ended June 30,
(In millions)	2019	2018	Change
Production costs	$67.6	$34.5	$33.1
Personnel expenses	16.2	8.9	7.3
Facility and support expenses	8.4	4.7	3.7
Stock-based compensation	2.5	1.6	0.9
Other cost of sales	0.1	0.1	—
Total cost of sales expenses	$94.8	$49.8	$45.0

Research and development expenses. Research and development expenses increased to $30.2 million for the three months ended June 30, 2019 compared to $14.7 million for the three months ended June 30, 2018. Research and development expenses increased to $62.2 million for the six months ended June 30, 2019 compared to $29.6 million for the six months ended June 30, 2018. The increase in research and development expenses was primarily due to an increase in direct research and development expenses for our pipeline and improvements to Cologuard as well as personnel costs due to increased headcount.

	Three Months Ended June 30,
(In millions)	2019	2018	Change
Direct research and development expenses	$16.2	$5.9	$10.3
Personnel expenses	7.2	4.2	3.0
Stock-based compensation	3.3	2.8	0.5
Other research and development	2.3	1.1	1.2
Legal and professional fees	1.2	0.7	0.5
Total research and development expenses	$30.2	$14.7	$15.5

	Six Months Ended June 30,
(In millions)	2019	2018	Change
Direct research and development expenses	$34.9	$12.3	$22.6
Personnel expenses	15.3	8.9	6.4
Stock-based compensation	6.0	4.8	1.2
Other research and development	4.0	2.2	1.8
Legal and professional fees	2.0	1.4	0.6
Total research and development expenses	$62.2	$29.6	$32.6

General and administrative expenses. General and administrative expenses increased to $63.7 million for the three months ended June 30, 2019 compared to $39.6 million for the three months ended June 30, 2018. General and administrative expenses increased to $127.8 million for the six months ended June 30, 2019 compared to $75.1 million for the six months ended June 30, 2018. The increase in general and administrative expenses was primarily a result of increased costs in the areas outlined in the table below to support the overall growth of the Company.

	Three Months Ended June 30,
(In millions)	2019	2018	Change
Personnel expenses	$27.3	$15.6	$11.7
Facility and support expenses	12.2	8.7	3.5
Stock-based compensation	10.4	8.8	1.6
Professional and legal fees	11.4	4.9	6.5
Other general and administrative	2.4	1.6	0.8
Total general and administrative expenses	$63.7	$39.6	$24.1

	Six Months Ended June 30,
(In millions)	2019	2018	Change
Personnel expenses	$57.8	$30.3	$27.5
Facility and support expenses	24.6	16.3	8.3
Stock-based compensation	18.6	16.0	2.6
Professional and legal fees	22.2	9.6	12.6
Other general and administrative	4.6	2.9	1.7
Total general and administrative expenses	$127.8	$75.1	$52.7

Sales and marketing expenses. Sales and marketing expenses increased to $88.2 million for the three months ended June 30, 2019 compared to $54.4 million for the three months ended June 30, 2018. Sales and marketing expenses increased to $179.1 million for the six months ended June 30, 2019 compared to $107.8 million for the six months ended June 30, 2018. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel and increasing our advertising and patient marketing efforts for our Cologuard test, and expenses incurred related to our Promotion Agreement with Pfizer as further described in Note 4 of our condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended June 30,
(In millions)	2019	2018	Change
Direct marketing costs and professional fees	$44.3	$28.7	$15.6
Personnel expenses	36.5	21.6	14.9
Stock-based compensation	5.0	3.1	1.9
Other sales and marketing	2.4	1.0	1.4
Total sales and marketing expenses	$88.2	$54.4	$33.8

	Six Months Ended June 30,
(In millions)	2019	2018	Change
Direct marketing costs and professional fees	$92.2	$55.2	$37.0
Personnel expenses	71.9	45.6	26.3
Stock-based compensation	9.2	5.7	3.5
Other sales and marketing	5.8	1.3	4.5
Total sales and marketing expenses	$179.1	$107.8	$71.3

Investment income. Investment income increased to $7.7 million for the three months ended June 30, 2019 compared to $4.9 million for the three months ended June 30, 2018. Investment income increased to $14.3 million for the six months ended June 30, 2018 compared to $8.6 million for the six months ended June 30, 2018. The increase in investment income was due to an increase in the average cash and marketable securities balance and an increase in the average rate of return on investments due to an increase in market interest rates for the three and six months ended June 30, 2019 when compared to the same period in 2018.

Interest expense. Interest expense increased to $12.7 million for the three months ended June 30, 2019 compared to $8.6 million for the three months ended June 30, 2018. Interest expense of $34.7 million was realized for the six months ended June 30, 2019 compared to $15.1 million for the six months ended June 30, 2018. Interest expense recorded from our outstanding convertible notes totaled $12.5 million and $8.6 million during the three months ended June 30, 2019 and 2018, respectively. Interest expense from our outstanding convertible notes totaled $23.6 million and $15.0 million during the six months ended June 30, 2019 and 2018, respectively. In addition to the $23.6 million in interest expense recorded on outstanding convertible notes, an additional $10.6 million was recorded as a result of the settlement of convertible notes, as further described in Note 11 of our condensed consolidated financial statements included in this Quarterly Report. $10.7 million and $6.7 million of interest expense relates to amortization of debt discount and debt issuance costs for the three months ended June 30, 2019 and 2018, respectively. $19.8 million and $11.7 million of interest expense relates to amortization of debt discount and debt issuance costs for the six months ended June 30, 2019 and 2018, respectively. The remaining $2.0 million and $4.3 million of interest expense for the three and six months ended June 30, 2019 relates to the stated interest that was paid in cash during the year on our outstanding convertible notes and construction loan.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of the Cologuard test. As of June 30, 2019, we had approximately $205.1 million in unrestricted cash and cash equivalents and approximately $1.0 billion in marketable securities.

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

Net cash used in operating activities was $57.2 million for the six months ended June 30, 2019 compared to $64.0 million for the six months ended June 30, 2018. The principal use of cash in operating activities for the six months ended June 30, 2019 and 2018 was to fund our net loss.

Net cash used in investing activities was $143.7 million for the six months ended June 30, 2019 compared to $693.5 million for the six months ended June 30, 2018. The decrease in cash used in investing activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily the result of the timing of purchases and maturities of marketable securities following our convertible debt offerings. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $79.8 million for the six months ended June 30, 2019 compared to $44.5 million for the six months ended June 30, 2018. Cash use consisted primarily of purchases of property and equipment of $79.5 million and $44.4 million for the six months ended June 30, 2019 and 2018, respectively. There were also minimal purchases of intangible assets during the six months ended June 30, 2019 and 2018. The increase in purchases of property and equipment during the six months ended June 30, 2019 was primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and assets under construction in order to continue to scale-up our operations for future expected growth of our Cologuard business.

Net cash provided by financing activities was $245.6 million for the six months ended June 30, 2019 compared to $905.7 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received net cash of $729.5 million from the issuance of Convertible Notes with a maturity date of March 15, 2027 (the “2027 Notes”), and we used $493.4 million of cash to settle Convertible Notes with an original maturity date of January 15, 2025 (the “2025 Notes”, and, collectively with the 2025 Notes, the “Notes”). The cash provided by financing activities for the six months ended June 30, 2018 was primarily the result of proceeds from our issuance of the 2025 Notes in January 2018 and June 2018. In addition, during the six months ended June 30, 2019 we received proceeds of $4.1 million from our employee stock purchase plan, $0.3 million from drawing on our construction loan, and $5.0 million from the exercise of stock options.

We expect that cash and cash equivalents and marketable securities on hand at June 30, 2019 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise additional funds, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

A table reflecting certain of our specified contractual obligations as of December 31, 2018 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2018 Form 10-K and updated information concerning our contractual obligations under the Notes was included in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our subsequently filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Because the closing price of the Company’s common stock exceeded the Conversion Price by 130% for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on June 30, 2019, the holders of the 2025 Notes have the right to convert their Notes between July 1, 2019 and September 30, 2019. The 2025 Notes were previously classified as long-term convertible notes, net on the condensed consolidated balance sheet before being reclassified to convertible notes, net, current portion on the condensed consolidated balance sheet. See Note 11 of the condensed consolidated financial statements included in this Quarterly Report for further details. With the exception of this item, there were no material changes outside the ordinary course of our business in the specified contractual obligations during the six months ended June 30, 2019.

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

Contracts

Our customer is the patient. However, we do not enter into a formal reimbursement contract with a patient, as formal reimbursement contracts, including a national coverage determination for Cologuard by the Centers for Medicare and Medicaid Services (“CMS”), are established with payers. Accordingly, we establish a contract with a patient in accordance with other customary business practices.

●	Approval of a contract is established via the order submitted by the patient’s physician and the return of a sample by the patient.
●	We are obligated to perform our laboratory services upon receipt of a sample from a patient, and the patient and/or applicable payer are obligated to reimburse us for services rendered based on the patient’s insurance benefits.
●	Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between us and payers, unless the patient is a self-pay patient, whereby we require payment from the patient prior to us shipping a collection kit to the patient.
●	Once we deliver a patient’s test result to the ordering physician, we are legally able to collect payment and bill an insurer and/or patient and depending on payer contract status or patient insurance benefit status.
●	Our consideration is deemed to be variable, and we consider collection of such consideration to be probable to the extent that it is unconstrained.

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, we recognize revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $1.8 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively. Revenue recognized from changes in transaction prices was $3.4 million and $11.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

Allocate transaction price

The transaction price is allocated to the single performance obligation contained in a contract with a patient.

Point in time recognition

Our single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful test result is delivered to the patient’s ordering physician. We consider this date to be the time at which the patient obtains control of the promised Cologuard test service.

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
(In thousands)	2019	2018
Medicare Parts B & C	$103,569	$59,706
Commercial	88,818	39,589
Other	7,483	3,599
Total	$199,870	$102,894

	Six Months Ended June 30,
(In thousands)	2019	2018
Medicare Parts B & C	$186,486	$112,181
Commercial	162,169	74,423
Other	13,258	6,586
Total	$361,913	$193,190

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

Deferred revenue balances are reported in other short-term liabilities on our condensed consolidated balance sheets and were $0.7 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively.

Revenue recognized for the three months ended June 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period was $0.2 million and $0.1 million, respectively. Revenue recognized for the six months ended June 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period, was $0.3 million and $0.1 million, respectively.

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

Inventory. Inventory is stated at the lower of cost or market value (net realizable value). We determine the cost of inventory using the first-in, first out method (“FIFO”). We estimate the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. We periodically analyze our inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and record a charge to cost of sales for such inventory, as appropriate. In addition, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we record a charge to cost of sales to write down such unmarketable inventory to its estimated realizable value.

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

Stock-Based Compensation. In accordance with GAAP, all stock-based payments, including grants of employee stock options, restricted stock and restricted stock units, market measure-based awards and shares purchased under an employee stock purchase plan (“ESPP”) (if certain parameters are not met), are recognized in the financial statements based on their fair values. The grant date fair value of market measure-based share-based compensation plans are calculated using a Monte Carlo simulation pricing model. The following assumptions are used in determining fair value for stock options, restricted stock and ESPP shares:

●	Valuation and Recognition — The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting

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

●	Expected Term - Expected term is based on our historical life data and is determined using the average of the vesting period and the contractual life of the stock options granted. Expected life of a market measure-based award is based on the applicable performance period.

●	Expected Volatility - Expected volatility is based on our historical stock volatility data over the expected term of the awards.

●	Risk-Free Interest Rate - We base the risk-free interest rate used in the Black-Scholes and Monte Carlo valuation models on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

●	Forfeitures - We record the effects of actual forfeitures at the time they occur.

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

Convertible Notes. We account for convertible debt instruments that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. In January 2018 and June 2018, we issued the 2025 Notes of $690.0 million and $218.5 million, in aggregate principal amount of 1.0% Convertible Notes with a maturity date of January 15, 2025. In March 2019 we issued the 2027 Notes of $747.5 million in aggregate principal amount of 0.375% Convertible Notes with a maturity date of March 15, 2027. In March 2019, we settled approximately $493.4 million in outstanding 2025 Notes. We determined the carrying amount of the liability component of the Notes by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

For the January 2018 offering, we allocated $194.9 million to the equity component of the convertible debt instrument. That equity component is treated as a discount on the liability component of the Notes, which is amortized over the seven-year term of the 2025 Notes using the effective interest rate method. For the June 2018 offering, we allocated $73.0 million to the equity component of the convertible debt instrument. That equity component, less the $14.2 million premium, is treated as a discount on the liability component of the 2025 Notes, which is amortized over the remaining six-and-a-half-year term of the Notes using the effective interest rate method. For the March 2019 offering, we allocated $275.0 million to the equity component of the convertible debt instrument. That equity component is treated as a discount on the liability component of the Notes, which is amortized over the eight-year term of the 2027 Notes using the effective interest rate method. In addition, debt issuance costs related to the Notes were $18.8 million, $7.4 million, and $18.0 million for the January 2018, June 2018, and March 2019 offerings, respectively. We allocated the costs to the liability and equity components of the Notes based on their relative values. The debt issuance costs allocated to the liability component are being amortized over the life of the Notes as additional non-cash interest expense. The transaction costs allocated to the equity component are netted with the equity component of the convertible debt instrument in stockholders’ equity.

Goodwill. In 2018, we recognized goodwill of $15.3 million from the acquisition of Biomatrica. We evaluate goodwill impairment on an annual basis or more frequently should an event or change in circumstance occur that indicates that the carrying amount is in excess of the fair value. There were no impairment losses for the six months ended June 30, 2019 or 2018. Refer to Note 2 for further discussion of the goodwill recorded.

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

In April 2019, the Financial Accounting Standards Board issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“Update 2019-04”). Update 2019-04 provides clarity regarding measurement of securities without readily determinable fair values. The guidance is effective for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the guidance on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of June 30, 2019 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2018 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2018 Form 10-K and in subsequently filed Quarterly Reports on Form 10-Q.

The proposed merger with Genomic Health presents certain risks to our business and operations.

In July 2019, we entered into the Merger Agreement with Genomic Health. We expect to complete the transaction by the end of 2019, although we cannot assure you that the transaction will close on such timetable or at all. Because the stock portion of the Merger consideration is subject to a collar and will not be adjusted in the event of changes in our stock price beyond certain high and low thresholds set forth in the Merger Agreement or the stock price of Genomic Health, our stockholders have limited assurances of the market value of the consideration we will pay to Genomic Health shareholders in the Merger. Neither we nor Genomic Health has the right to terminate the Merger Agreement based on an increase or decrease in the market price of our common stock.

Prior to closing, the Merger may present certain risks to our business and operations, which could materially affect our business, financial results and stock price, including, among other things, that

:

•

a failure to complete the Merger, including due to the failure of the Genomic Health stockholders to approve the Merger or the inability to receive the required regulatory approvals, the occurrence of events that may give rise to the right of one or both of us and Genomic Health to terminate the Merger Agreement, or, a ruling or judgment by a government authority enjoining or prohibiting the Merger, or the failure of us or Genomic Health to satisfy another closing condition outside of our control, could negatively impact our stock price and our future business and financial results;

•	we expect to incur substantial expenses related to the Merger whether or not the Merger is completed;

•	we may encounter costly and time consuming transaction-related litigation; and

•

the pendency of the Merger could adversely affect our business and operations, including by diverting significant focus of management and other resources and limiting our ability to execute certain business strategies.

In addition, certain risks may continue to exist at and following the closing of the Merger, including, among other things, that:

•	we may encounter potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the closing of the Merger and the subsequent integration;

•	we may be unable to successfully integrate our business and Genomic Health’s business;

•	we may lose key employees;

•	we may encounter unforeseen risks associated with contracts containing consent and/or other provisions that may be triggered by the Merger;

•	we may be unable to realize the anticipated benefits of the Merger or do so within the anticipated timeframe;

•	our future results will suffer if we do not effectively manage our expanded operations; and

•	the market price of our common stock may decline as a result of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/00	333-48812

3.2	First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		DEF 14A (Appendix B)	6/20/14	001-35092

3.3	Third Amended and Restated By-Laws of the Registrant		10-Q (Exhibit 3.3)	10/30/17	001-35092

10.1*	Amendment No. 3 to Exact Sciences Corporation 2010 Employee Stock Purchase Plan	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended June 30, 2019 filed on July 30, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements

X

*Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: July 30, 2019	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2019	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer
(Principal Financial and Accounting Officer)