Form 10-Q
period 2019-09-30
EXACT SCIENCES CORP
filed 2019-10-30
CIK 1124140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 28, 2019, the registrant had 129,832,089 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

Part I — Financial Information

EXACT SCIENCES CORPORATION

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data - unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,034,334	$160,430
Marketable securities	126,211	963,752
Accounts receivable, net	82,200	45,329
Inventory, net	53,673	39,148
Prepaid expenses and other current assets	23,560	19,408
Total current assets	1,319,978	1,228,067
Long-term Assets:
Property, plant and equipment, net	370,532	245,259
Goodwill and intangibles, net	44,385	46,281
Other long-term assets, net	24,373	4,415
Total assets	$1,759,268	$1,524,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,158	$28,141
Accrued liabilities	134,832	100,644
Accrued interest	1,168	4,172
Convertible notes, net, current portion	315,643	—
Debt, current portion	601	8
Other short-term liabilities	9,290	3,204
Total current liabilities	480,692	136,169
Long-term Liabilities:
Long-term convertible notes, net, less current portion	476,527	664,749
Long-term debt, less current portion	24,254	24,494
Other long-term liabilities	29,511	17,669
Total liabilities	1,010,984	843,081

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—129,817,885 and 123,192,540 shares at September 30, 2019 and December 31, 2018	1,299	1,232
Additional paid-in capital	1,945,046	1,716,894
Accumulated other comprehensive loss	(360)	(1,422)
Accumulated deficit	(1,197,701)	(1,035,763)
Total stockholders’ equity	748,284	680,941
Total liabilities and stockholders’ equity	$1,759,268	$1,524,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$218,805	$118,291	$580,718	$311,481

Cost of sales	52,759	30,020	147,574	79,822
Gross margin	166,046	88,271	433,144	231,659

Operating expenses:
Research and development	34,945	17,631	97,164	47,278
General and administrative	80,565	46,729	208,329	121,861
Sales and marketing	86,196	64,836	265,325	172,675
Total operating expenses	201,706	129,196	570,818	341,814
Loss from operations	(35,660)	(40,925)	(137,674)	(110,155)

Other income (expense)
Investment income	9,093	6,292	23,417	14,882
Interest expense	(13,209)	(10,704)	(47,911)	(25,817)
Total other expense	(4,116)	(4,412)	(24,494)	(10,935)

Net loss before tax	(39,776)	(45,337)	(162,168)	(121,090)

Income tax benefit (expense)	(683)	(27)	230	(85)

Net loss	$(40,459)	$(45,364)	$(161,938)	$(121,175)

Net loss per share—basic and diluted	$(0.31)	$(0.37)	$(1.26)	$(0.99)

Weighted average common shares outstanding—basic and diluted	129,567	122,671	128,344	121,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(40,459)	$(45,364)	$(161,938)	$(121,175)
Other comprehensive loss, before tax:
Unrealized gain (loss) on available-for-sale investments	(2,697)	462	1,431	(668)
Foreign currency translation gain (loss)	(66)	10	(28)	12
Comprehensive loss, before tax	(43,222)	(44,892)	(160,535)	(121,831)
Income tax benefit (expense) related to items of other comprehensive loss	643	—	(341)	—
Comprehensive loss, net of tax	$(42,579)	$(44,892)	$(160,876)	$(121,831)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional	Other		Total
	Number of	$0.01	Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2019	123,192,540	$1,232	$1,716,894	$(1,422)	$(1,035,763)	$680,941
Equity component of convertible notes, net of issuance costs	—	—	268,390	—	—	268,390
Shares issued to settle convertible notes	2,158,991	22	182,413	—	—	182,435
Settlement of convertible notes	—	—	(300,768)	—	—	(300,768)
Exercise of common stock options	235,278	2	3,648	—	—	3,650
Issuance of common stock to fund the Company’s 2018 401(k) match	86,532	1	7,408	—	—	7,409
Compensation expense related to issuance of stock options and restricted stock awards	3,410,481	35	16,131	—	—	16,166
Net loss	—	—	—	—	(83,059)	(83,059)
Accumulated other comprehensive loss	—	—	—	1,776	—	1,776
Balance, March 31, 2019	129,083,822	$1,292	$1,894,116	$354	$(1,118,822)	$776,940
Equity component of convertible notes, net of issuance costs	—	—	(22)	—	—	(22)
Exercise of common stock options	78,793	1	1,347	—	—	1,348
Compensation expense related to issuance of stock options and restricted stock awards	104,845	1	20,142	—	—	20,143
Purchase of employee stock purchase plan shares	93,588	1	4,136	—	—	4,137
Net loss	—	—	—	—	(38,420)	(38,420)
Accumulated other comprehensive loss	—	—	—	1,406	—	1,406
Balance, June 30, 2019	129,361,048	$1,295	$1,919,719	$1,760	$(1,157,242)	$765,532
Settlement of convertible notes	26	—	1	—	—	1
Exercise of common stock options	178,628	2	1,389	—	—	1,391
Compensation expense related to issuance of stock options and restricted stock awards	278,180	2	24,346	—	—	24,348
Purchase of employee stock purchase plan shares	3	—	—	—	—	—
Stock issuance costs	—	—	(409)	—	—	(409)
Net loss	—	—	—	—	(40,459)	(40,459)
Accumulated other comprehensive loss	—	—	—	(2,120)	—	(2,120)
Balance, September 30, 2019	129,817,885	$1,299	$1,945,046	$(360)	$(1,197,701)	$748,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional	Other		Total
	Number of	$0.01	Paid In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2018	120,497,426	$1,205	$1,380,577	$(750)	$(860,614)	$520,418
Equity component of convertible notes, net of issuance costs	—	—	189,456	—	—	189,456
Exercise of common stock options	420,129	4	1,387	—	—	1,391
Issuance of common stock to fund the Company’s 2017 401(k) match	86,828	1	4,299	—	—	4,300
Compensation expense related to issuance of stock options and restricted stock awards	862,376	9	12,454	—	—	12,463
Net loss	—	—	—	—	(39,424)	(39,424)
Accumulated other comprehensive loss	—	—	—	(1,586)	—	(1,586)
Balance, March 31, 2018	121,866,759	$1,219	$1,588,173	$(2,336)	$(900,038)	$687,018
Equity component of convertible notes, net of issuance costs	—	—	70,788	—	—	70,788
Exercise of common stock options	365,566	3	4,250	—	—	4,253
Issuance of common stock to fund the Company’s 2017 401(k) match	54	—	3	—	—	3
Compensation expense related to issuance of stock options and restricted stock awards	87,322	1	15,592	—	—	15,593
Purchase of employee stock purchase plan shares	285,013	3	2,659	—	—	2,662
Net loss	—	—	—	—	(36,387)	(36,387)
Accumulated other comprehensive loss	—	—	—	458	—	458
Balance, June 30, 2018	122,604,714	$1,226	$1,681,465	$(1,878)	$(936,425)	$744,388
Exercise of common stock options	62,366	1	734	—	—	735
Compensation expense related to issuance of stock options and restricted stock awards	222,774	2	16,496	—	—	16,498
Net loss	—	—	—	—	(45,364)	(45,364)
Accumulated other comprehensive loss	—	—	—	472	—	472
Balance, September 30, 2018	122,889,854	$1,229	$1,698,695	$(1,406)	$(981,789)	$716,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands, except share data - unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(161,938)	$(121,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	21,750	14,349
Loss on disposal of property, plant and equipment	880	853
Realized gain on sale of marketable securities	(3,340)	(243)
Deferred tax benefit	(341)	—
Stock-based compensation	60,657	44,554
Loss on settlement of convertible notes	10,558	—
Non-cash lease expense	2,681	—
Amortization of liabilities	27,656	18,433
Amortization of premium on short-term investments	(2,889)	(2,338)
Amortization of intangible assets	2,426	1,847
Changes in assets and liabilities:
Accrued interest	(3,004)	1,901
Accounts receivable, net	(36,871)	(15,497)
Inventory, net	(14,525)	(12,590)
Prepaid expenses and other current assets	434	(13,777)
Accounts payable	(8,983)	16,603
Accrued liabilities	24,779	(1,600)
Other short-term liabilities	196	87
Other long-term liabilities	16,302	504
Other long-term assets	(22,754)	—
Net cash used in operating activities	(86,326)	(68,089)
Cash flows from investing activities:
Purchases of marketable securities	(604,129)	(1,081,662)
Maturities and sales of marketable securities	1,449,330	407,287
Purchases of property, plant and equipment	(130,970)	(97,987)
Internally developed software	(530)	(135)
Net cash provided by (used in) investing activities	713,701	(772,497)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	729,477	896,431
Proceeds from financing obligation	—	6,750
Proceeds from exercise of common stock options	6,389	6,376
Proceeds in connection with the Company's employee stock purchase plan	4,137	2,663
Payments on settlement of convertible notes	(493,356)	—
Payments of deferred financing costs	—	(25)
Proceeds from construction loan	319	17,271
Payments on mortgage payable	—	(4,678)
Stock issuance costs	(409)	—
Net cash provided by financing activities	246,557	924,788

Effects of exchange rate changes on cash and cash equivalents	(28)	12

Net increase in cash and cash equivalents	873,904	84,214
Cash and cash equivalents, beginning of period	160,430	77,491
Cash and cash equivalents, end of period	$1,034,334	$161,705
Supplemental disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired but not paid	$16,933	$25,714
Unrealized gain (loss) on available-for-sale investments, before tax	$1,431	$(668)
Issuance of 86,532 and 86,882 shares of common stock to fund the Company’s 401(k) matching contribution for 2018 and 2017, respectively	$7,409	$4,303
Issuance of 2,159,017 shares of common stock upon settlement of convertible notes	$182,436	$—
Retirement of equity component of convertible notes settled	$(300,768)	$—
Interest paid	$9,117	$4,638

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

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents. The Company had no restricted cash at September 30, 2019 or December 31, 2018.

Investments

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value. The unrealized gains and losses, net of tax, on the Company’s debt securities are reported in other comprehensive income and the unrealized gains and losses, net of tax, on the Company’s equity securities are reported in the condensed consolidated statement of operations. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

At September 30, 2019 and December 31, 2018, the Company’s marketable securities were comprised of fixed income investments, and all were deemed available-for-sale. The objectives of the Company’s investment strategy are to provide liquidity and safety of principal while striving to achieve the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate, in order to support its current operations (including those with a contractual term greater than one year from the date of purchase), are classified as current. All of the Company’s investments are considered current and realized gains, net of insignificant realized losses, are included in investment income. Realized gains, net of insignificant realized losses, were $3.1 million and $0.1 million for the three months ended September 30, 2019, and 2018, respectively. Realized gains, net of insignificant realized losses, were $3.3 million and $0.2 million, for the nine months ended September 30, 2019 and 2018, respectively.

The Company periodically reviews investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, the Company’s intent not to sell the security, and whether it is more likely than not that the Company will have to sell the security before recovery of its cost basis. For the nine months ended September 30, 2019, no investments were identified with other-than-temporary declines in value.

Available-for-sale securities at September 30, 2019 consisted of the following:

	September 30, 2019
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss) (1)	Income (Loss) (1)	Value
Cash equivalents
U.S. government agency securities	$539,087	$15	$—	$539,102
Commercial paper	39,961	—	(4)	39,957
Certificates of deposit	7,000	—	—	7,000
Total cash equivalents	586,048	15	(4)	586,059
Marketable securities
U.S. government agency securities	90,503	17	(6)	90,514
Certificates of deposit	20,504	9	—	20,513
Corporate bonds	11,670	3	—	11,673
Commercial paper	1,999	—	—	1,999
Asset backed securities	1,512	—	—	1,512
Total marketable securities	126,188	29	(6)	126,211
Total available-for-sale securities	$712,236	$44	$(10)	$712,270

(1)	Gains and losses in accumulated other comprehensive income (loss) are reported before tax impact.

Available-for-sale securities at December 31, 2018 consisted of the following:

	December 31, 2018
		Gains in Accumulated	Losses in Accumulated
		Other Comprehensive	Other Comprehensive	Estimated Fair
(In thousands)	Amortized Cost	Income (Loss) (1)	Income (Loss) (1)	Value
Cash equivalents
U.S. government agency securities	$49,982	$3	$—	$49,985
Commercial paper	24,072	—	(2)	24,070
Certificates of deposit	11,000	—	—	11,000
Total cash equivalents	85,054	3	(2)	85,055
Marketable securities
Corporate bonds	392,973	33	(719)	392,287
Asset backed securities	277,538	30	(569)	276,999
U.S. government agency securities	250,606	43	(178)	250,471
Certificates of deposit	31,875	—	(31)	31,844
Commercial paper	12,158	—	(7)	12,151
Total marketable securities	965,150	106	(1,504)	963,752
Total available-for-sale securities	$1,050,204	$109	$(1,506)	$1,048,807

(1)	Gains and losses in accumulated other comprehensive income (loss) are reported before tax impact.

Changes in Accumulated Other Comprehensive Income (Loss)

The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2019 were as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss)	Other
	Translation	on Marketable	Comprehensive
(In thousands)	Adjustments	Securities	Income (Loss)
Balance at December 31, 2018	$(25)	$(1,397)	$(1,422)
Other comprehensive income (loss) before reclassifications	(28)	815	787
Amounts reclassified from accumulated other comprehensive loss	—	616	616
Net current period change in accumulated other comprehensive loss, before tax	(28)	1,431	1,403
Income tax expense related to items of other comprehensive income	—	(341)	(341)
Balance at September 30, 2019	$(53)	$(307)	$(360)

The amounts recognized in AOCI for the nine months ended September 30, 2018 were as follows:

	Foreign	Unrealized	Accumulated
	Currency	Gain (Loss)	Other
	Translation	on Marketable	Comprehensive
(In thousands)	Adjustments	Securities	Income (Loss)
Balance at December 31, 2017	$(61)	$(689)	$(750)
Other comprehensive loss before reclassifications	12	(883)	(871)
Amounts reclassified from accumulated other comprehensive loss	—	215	215
Net current period change in accumulated other comprehensive loss	12	(668)	(656)
Balance at September 30, 2018	$(49)	$(1,357)	$(1,406)

Amounts reclassified from AOCI for the nine months ended September 30, 2019 and 2018 were as follows:

	Affected Line Item in the	Nine Months Ended September 30,
Details about AOCI Components (In thousands)	Statements of Operations	2019	2018
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$616	$215
Total reclassifications		$616	$215

Property, Plant and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Land is stated at cost and does not depreciate. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. The estimated useful lives of property and equipment are as follows:

	Estimated	September 30,	December 31,
(In thousands)	Useful Life	2019	2018
Property, plant and equipment
Land	(1)	$4,466	$4,466
Leasehold and building improvements	(2)	61,951	38,895
Land improvements	15 years	1,766	1,530
Buildings	30 years	115,104	7,928
Computer equipment and computer software	3 years	42,506	36,969
Laboratory equipment	3 - 10 years	80,966	37,518
Furniture and fixtures	3 years	11,342	8,353
Assets under construction	(3)	119,163	167,462
Property, plant and equipment, at cost		437,264	303,121
Accumulated depreciation		(66,732)	(57,862)
Property, plant and equipment, net		$370,532	$245,259
(1)	Not depreciated.
(2)	Lesser of remaining lease term, building life, or useful life.
(3)	Not depreciated until placed into service.

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $21.8 million and $14.3 million, respectively.

At September 30, 2019, the Company had $119.2 million of assets under construction which consisted of $22.8 million related to laboratory equipment, $94.7 million related to leasehold and building improvements, and $1.7 million related to computer equipment and computer software projects. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $11.4 million to complete the laboratory equipment, $48.9 million to complete the building projects, and $0.2 million to complete the computer equipment and computer software projects. These projects are expected to be completed throughout 2019, 2020 and 2021. The Company evaluates its property, plant and equipment, for impairment when material events and changes in circumstances indicate that the carrying value may not be recoverable. There were no material impairment losses for the periods ended September 30, 2019 and December 31, 2018.

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

Patent Costs, Intangible Assets and Goodwill

Patent costs, Intangible assets, and Goodwill consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Finite-lived intangible assets
Finite-lived intangible assets	$33,415	$33,058
Less: Accumulated amortization	(6,533)	(4,107)
Finite-lived intangible assets, net	26,882	28,951
Internally developed technology in process	224	51
Total finite-lived intangible assets, net	27,106	29,002
Goodwill	17,279	17,279
Goodwill and intangible assets, net	$44,385	$46,281

Finite-Lived Intangible Assets

The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of September 30, 2019:

		Weighted
	Net Balance at	Average
	September 30,	Remaining
(In thousands)	2019	Life (Years)
Trade name	$653	14.1
Customer relationships	2,521	14.1
Patents	17,281	9.0
Acquired developed technology	5,708	13.1
Internally developed technology	719	2.5
Total	$26,882

As of September 30, 2019, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2019	$829
2020	3,312
2021	3,210
2022	3,025
2023	2,953
Thereafter	13,553
$26,882

The Company evaluates identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for periods ended September 30, 2019 and December 31, 2018.

Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the patent costs incurred. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. Other than the transactions discussed below, the Company determined that all patent costs incurred during the nine months ended September 30, 2019 and 2018 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.

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

As of September 30, 2019, and December 31, 2018, an intangible asset of $6.7 million and $7.7 million, respectively, related to historical milestone payments made under the MDx License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in net goodwill and intangible assets on the Company’s condensed consolidated financial statements. Amortization expense was $0.3 million for the three months ended September 30, 2019 and 2018. Amortization expense was $1.0 million for the nine months ended September 30, 2019 and 2018.

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

The Company accounted for the transaction as an asset acquisition under GAAP. The asset is comprised of a portfolio of biomarkers, related technology and know-how, which is a group of complementary assets concentrated in a single identifiable asset.  The transaction costs directly related to the asset acquisition were added to the asset in accordance with GAAP.  As such, the collective asset value from the acquisition resulted in an intangible asset of $12.2 million.  The intellectual property asset, which includes related transaction costs, is being amortized on a straight-line basis over the period the Company expects to be benefited, which is in line with the legal life of the patents acquired. The Company capitalized these costs as there is a reasonable expectation that the assets acquired will be used in an alternative manner in the future, that is not contingent on future development subsequent to acquisition, and the Company anticipates there to be economic benefit from these alternative uses. For the three and nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $0.2 million and $0.7 million, respectively. At September 30, 2019 and December 31, 2018, the net balance of $10.6 million and $11.3 million, respectively, is reported in net goodwill and intangible assets in the Company’s condensed consolidated balance sheet.

In August 2017, the Company acquired all of the equity interests of Sampleminded, Inc. (“Sampleminded”). As a result of the acquisition, the Company recorded an intangible asset of $1.0 million, which was comprised of developed technology acquired of $0.9 million, customer relationships of $0.1 million, and non-compete agreements of $32,000. The intangible assets acquired are being amortized over the remaining useful life, which was determined to be eight years for developed technology acquired, three years for customer relationships, and five years for non-compete agreements. For the three months ended September 30, 2019 and 2018, the Company recorded amortization expense of $36,000. For the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $0.1 million. At September 30, 2019 and December 31, 2018, the net balance of $0.7 million and $0.8 million, respectively, is reported in net intangible assets in the Company’s condensed consolidated balance sheets.

In October 2018, the Company completed a full acquisition of Biomatrica, Inc. (“Biomatrica”, and the “Biomatrica Acquisition”). As a result of the Biomatrica Acquisition, the Company recorded an intangible asset of $8.8 million which was comprised of acquired developed technology of $5.4 million, customer relationships of $2.7 million, and trade names of $0.7 million. The intangible assets acquired are being amortized over the remaining useful life, which was determined to be fifteen years for the acquired developed technology, fifteen years for the customer relationships, and fifteen years for the trade names. For the three and nine months ended September 30, 2019, the Company recorded amortization expense of $0.1 million and $0.5 million, respectively. At September 30, 2019 and December 31, 2018, the net balance of $8.2 million and $8.7 million, respectively, is reported in net goodwill and intangible assets in the Company’s condensed consolidated balance sheets.

Goodwill

In 2018, the Company recognized goodwill of $15.3 million from the acquisition of Biomatrica. Goodwill is reported in net goodwill and intangible assets in the Company’s condensed consolidated balance sheet. The Company evaluates goodwill impairment on an annual basis, or more frequently should an event or change in circumstance occur that indicates the carrying amount is in excess of the fair value. There were no impairment losses for the periods ended September 30, 2019 and December 31, 2018.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2019	2018
Shares issuable upon exercise of stock options	2,199	2,856
Shares issuable upon the release of restricted stock awards	3,902	6,280
Shares issuable upon conversion of convertible notes	12,197	12,044
	18,298	21,180

Revenue Recognition

The Company’s revenue is primarily generated by screening services using its Cologuard test, and the service is completed upon delivery of a patient’s test result to the ordering physician. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all contracts. Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for the Company to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.

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

The consideration derived from the Company’s contracts is deemed to be variable, though the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the amount of contractual adjustments, any patient co-payments, deductibles or patient adherence incentives, the existence of secondary payers and claim denials.

The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $1.2 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively. Revenue recognized from changes in transaction prices was $4.6 million and $14.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,
(In thousands)	2019	2018
Medicare Parts B & C	$108,617	$65,870
Commercial	99,352	48,624
Other	10,836	3,797
Total	$218,805	$118,291

	Nine Months Ended September 30,
(In thousands)	2019	2018
Medicare Parts B & C	$295,103	$178,052
Commercial	261,521	123,045
Other	24,094	10,384
Total	$580,718	$311,481

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

Deferred revenue balances are reported in other short-term liabilities in the Company’s condensed consolidated balance sheets and were $0.7 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively.

Revenue recognized for the three months ended September 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period was $0.2 million and $0.1 million, respectively. Revenue recognized for the nine months ended September 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period was $0.5 million and $0.1 million, respectively.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first out method (“FIFO”). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated net realizable value and records a charge to cost of sales for such inventory, as appropriate. In addition, the materials used in performing Cologuard tests are subject to strict quality control and monitoring which the Company performs throughout the manufacturing process. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of sales to write down such unmarketable inventory to its estimated net realizable value.

Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development in the Company’s condensed consolidated statements of operations.

Inventory consisted of the following:

	September 30,	December 31,
(In thousands)	2019	2018
Raw materials	$19,009	$12,761
Semi-finished and finished goods	34,664	26,387
Total inventory	$53,673	$39,148

Foreign Currency Translation

For the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates, as appropriate. Condensed consolidated statements of operations are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the Company’s condensed consolidated balance sheet as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses are included in the Company’s condensed consolidated statement of operations.

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

As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay Mayo an additional $5.0 million, payable in five annual installments, through 2019. The Company paid Mayo the annual installment of $1.0 million in the first quarter of each of 2015, 2016, 2018, and 2019. The Company paid Mayo the 2017 installment in December 2016. The Company records the $1.0 million installments to prepaid expenses and other current assets and amortizes each installment over a twelve-month period commencing on February 1 of each year. For the three and nine months ended September 30, 2019 and 2018 the Company has recorded $0.3 million and $0.7 million in amortization of the installments, respectively.

In addition, the Company is paying Mayo for research and development efforts. As part of the Company’s research collaboration with Mayo, the Company incurred charges of $1.0 million and $3.6 million for the three and nine months ended September 30, 2019. The Company made payments of $1.4 million and $4.3 million for the three and nine months ended September 30, 2019. The Company recorded an estimated liability of $1.2 million for research and development efforts as of September 30, 2019. The Company incurred charges of $0.7 million and $3.4 million for the three and nine months ended September 30, 2018. The Company made payments of $0.9 million and $3.5 million for the three and nine months ended September 30, 2018. The Company recorded an estimated liability of $1.7 million for research and development efforts as of September 30, 2018.

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

The Company agreed to pay Pfizer for promotion, sales and marketing costs incurred on behalf of the Company. The Company incurred charges of $15.8 million and $49.8 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three and nine months ended September 30, 2019. The Company recorded a liability of $15.8 million and $0.5 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company in accrued liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations.

The Company also agreed to pay Pfizer a service fee based on incremental gross profits over specified baselines during the term and royalties for Cologuard related revenues for a specified period after the expiration or termination of the Promotion Agreement. The initial term of the Promotion Agreement runs through December 31, 2021. The Company incurred charges of $16.0 million and $54.5 million for this service fee during the three and nine months ended September 30, 2019. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations. The Company recorded a liability of $16.0 million and $4.8 million for the service fee earned by Pfizer as of September 30, 2019 and December 31, 2018, respectively, in accrued liabilities in the Company’s condensed consolidated balance sheets.

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

Stock-Based Compensation Expense

The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $24.3 million and $60.7 million in stock-based compensation expense during the three and nine months ended September 30, 2019. The Company recorded $16.5 million and $44.6 million in stock-based compensation expense during the three and nine months ended September 30, 2018.

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

In February 2019, the Company issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the goals and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance targets and operational milestones are not achieved, the award would not vest, so no compensation cost would be recognized and any previously recognized stock-based compensation expense would be reversed.

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

Forfeitures - The Company records the effects of actual forfeitures at the time they occur.

The fair value of each option and market measure-based award is based on the assumptions in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Option Plan Shares
Risk-free interest rates	(1)	(1)	2.54% - 2.59%	2.73% - 2.79%
Expected term (in years)	(1)	(1)	6.28	5.45 - 6.43
Expected volatility	(1)	(1)	64.95% - 64.99%	61.82% - 66.17%
Dividend yield	(1)	(1)	0%	0%
Weighted average fair value per share of options granted during the period	(1)	(1)	$ 57.11	$ 24.55
ESPP Shares
Risk-free interest rates	(2)	(2)	2.31% - 2.44%	2.05% - 2.50%
Expected term (in years)	(2)	(2)	0.5 - 2.0	0.5 - 2.0
Expected volatility	(2)	(2)	55.00% - 57.97%	51.75% - 65.39%
Dividend yield	(2)	(2)	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	(2)	(2)	$ 35.91	$ 18.68

(1)	The Company did not grant options under its 2010 Omnibus Long-Term Incentive Plan or 2019 Omnibus Long-Term Incentive Plan during the period indicated.
(2)	The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the respective period.

Stock Option, Restricted Stock, and Restricted Stock Unit Activity

A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2019	2,531,561	$17.86	6.6
Granted	186,044	92.61
Exercised	(492,699)	12.97
Forfeited	(25,792)	33.25
Outstanding, September 30, 2019	2,199,114	$25.10	6.4	$143,943
Exercisable, September 30, 2019	1,252,387	$15.28	5.4	$94,038

(1)	The aggregate intrinsic value of options outstanding, exercisable and vested and expected to vest is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices that were lower than the $90.37 market price of the Company’s common stock at September 30, 2019. The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $41.7 million and $40.1 million, respectively.

As of September 30, 2019, there was $188.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all Stock Plans. Total unrecognized compensation cost will be adjusted for future forfeitures. The Company expects to recognize that cost over a weighted average period of 2.8 years.

A summary of restricted stock and restricted stock unit activity under the Stock Plans during the nine months ended September 30, 2019 is as follows:

		Weighted
	Restricted	Average Grant
	Shares and RSUs	Date Fair Value
Outstanding, January 1, 2019	6,246,174	$23.16
Granted	1,672,854	94.07
Released	(3,808,767)	14.80
Forfeited	(207,978)	55.96
Outstanding, September 30, 2019	3,902,283	$60.37

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

Fixed-income securities are valued using a third-party pricing agency. The valuation is based on observable inputs including pricing for similar assets and other observable market factors. There has been no material pricing change from period to period. The estimated fair value of the Company’s long-term debt represents a Level 2 measurement. When determining the estimated fair value of the Company’s long-term debt, the Company used market-based risk measurements, such as credit risk. The fair value of contingent consideration related to the Biomatrica Acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. The Company evaluates the fair value of expected contingent consideration and the corresponding liability each annual reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected Biomatrica Acquisition earn-out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The contingent earn-out liability is classified as a component of other long-term liabilities in the Company’s condensed consolidated balance sheet. There were no changes in the fair value assessed between the acquisition date and September 30, 2019, however, there was an earn-out payment made during that time resulting in a decrease in the liability at September 30, 2019.

The following table presents the Company’s fair value measurements as of September 30, 2019 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$448,275	$448,275	$—	$—
U.S. government agency securities	539,102	—	539,102	—
Commercial paper	39,957	—	39,957	—
Certificates of deposit	7,000	—	7,000	—
Available-for-sale
Marketable securities
Corporate bonds	11,673	—	11,673	—
Asset backed securities	1,512	—	1,512	—
U.S. government agency securities	90,514	—	90,514	—
Certificates of deposit	20,513	—	20,513	—
Commercial paper	1,999	—	1,999	—
Other long-term assets
Deferred compensation plan assets	470	—	470	—
Contingent consideration	(2,947)	—	—	(2,947)
Total	$1,158,068	$448,275	$712,740	$(2,947)

The following table presents the Company’s fair value measurements as of December 31, 2018 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
(In thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Cash and money market	$75,375	$75,375	$—	$—
U.S. government agency securities	49,985	—	49,985	—
Commercial paper	24,070	—	24,070	—
Certificates of deposit	11,000	—	11,000	—
Available-for-sale
Marketable securities
Corporate bonds	392,287	—	392,287	—
Asset backed securities	276,999	—	276,999	—
U.S. government agency securities	250,471	—	250,471	—
Certificates of deposit	31,844	—	31,844	—
Commercial paper	12,151	—	12,151	—
Contingent consideration	(3,060)	—	—	(3,060)
Total	$1,121,122	$75,375	$1,048,807	$(3,060)

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses as of September 30, 2019 and December 31, 2018 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. So long as the Company holds these securities to maturity, it is unlikely to experience gains or losses. In the event that the Company disposes of these securities before maturity, it is expected that realized gains or losses, if any, will be immaterial.

The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of September 30, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents
Commercial paper	$39,957	$(4)	$—	$—	$39,957	$(4)
Total cash equivalents	39,957	(4)	—	—	39,957	(4)
Marketable securities
Corporate bonds	5,170	—	—	—	5,170	—
U.S. government agency securities	14,994	(6)	—	—	14,994	(6)
Asset backed securities	503	—	—	—	503	—
Total marketable securities	20,667	(6)	—	—	20,667	(6)
Total available-for-sale securities	$60,624	$(10)	$—	$—	$60,624	$(10)

The following table summarizes contractual underlying maturities of the Company’s available-for-sale investments at September 30, 2019:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$539,087	$539,102	$—	$—
Commercial paper	39,961	39,957	—	—
Certificates of deposit	7,000	7,000	—	—
Total cash equivalents	586,048	586,059	—	—
Marketable securities
Corporate bonds	7,670	7,670	4,000	4,003
U.S. government agency securities	40,506	40,509	49,997	50,005
Asset backed securities	—	—	1,512	1,512
Certificates of deposit	20,504	20,513	—	—
Commercial paper	1,999	1,999	—	—
Total marketable securities	70,679	70,691	55,509	55,520
Total available-for-sale securities	$656,727	$656,750	$55,509	$55,520

Fair Value of Long-Term Debt and Convertible Notes

The Company measures the fair value of its convertible notes and long-term debt for disclosure purposes. The following table summarizes the Company’s outstanding convertible notes and long-term debt:

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2027 Convertible notes (2)	$476,527	$810,514	$—	$—
2025 Convertible notes (2)	315,643	586,332	664,749	956,196
Construction loan (3)	24,855	24,855	24,502	24,502

(1)	The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 8 and Note 11 of the condensed consolidated financial statements for further information).

(2)	The fair values are based on observable market prices for this debt, which is traded in active markets and therefore is classified as a Level 2 fair value measurement.

(3)	The carrying amount of the construction loan approximates fair value due to the short-term nature of this instrument. The construction loan is privately held with no public market for this debt and therefore is classified as a Level 3 fair value measurement.

(7) NEW MARKET TAX CREDIT

During the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities. This financing arrangement was structured with an unrelated third-party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The Investor and its majority owned community development entity are consolidated Variable Interest Entities (“VIEs”) and the Company is the primary beneficiary of the VIEs. Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the NMTC arrangement. The $2.4 million was recorded in other long-term liabilities on the Company’s condensed consolidated balance sheets. The benefit of this net $2.4 million contribution will be recognized as a decrease in expenses, included in cost of sales, as the Company amortizes the contribution liability over the seven-year compliance period as it is being earned through the Company’s on-going compliance with the conditions of the NMTC program. The Company has recorded $0.1 million and $0.3 million as a decrease of expenses for the three and nine months ended September 30, 2019. At September 30, 2019, the remaining balance of $0.7 million is included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company recorded $0.1 million and $0.3 million as a decrease of expenses for the three and nine months ended September 30, 2018. At December 31, 2018, the remaining balance of $1.0 million was included in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company incurred approximately $0.2 million of debt issuance costs related to the above transactions, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the agreements.

(8) LONG-TERM DEBT

Building Purchase Mortgage

During June 2015, the Company entered into a $5.1 million credit agreement with a third-party financial institution to finance the purchase of a research and development building located in Madison, Wisconsin. The credit agreement was collateralized by the acquired building.

In September 2018, the Company entered into a Purchase and Sale Agreement with a third-party to sell its research and development building. The Company also simultaneously entered into a Master Lease Agreement with the third-party to lease the facility back. The sale-leaseback arrangement is recorded under the financing method of accounting as the Company has continuing involvement in planned expansions of the building and construction of the adjacent corporate headquarters building. Under the financing method, the Company does not recognize the proceeds received from the third party as a sale of the building. The facility remains in property, plant and equipment on the Company’s condensed consolidated balance sheet, and the consideration of $6.8 million received in the sale is recorded as a financing obligation in other long-term liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2019. A portion of the proceeds received from the sale were used to repay the mortgage on the building, and as of September 2018, the $4.5 million outstanding balance of the mortgage had been fully repaid in connection with the termination of the credit agreement. The remaining proceeds were utilized to fund the initial construction of the Company’s corporate headquarters discussed in more detail in Note 9.

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

The Company has agreed in the Revolving Loan Agreement to various financial covenants including minimum liquidity and minimum tangible net worth. As of September 30, 2019, the Company is in compliance with all covenants.

As of September 30, 2019, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

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

As a condition to Fifth Third’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In accordance with the Construction Loan Agreement, the Company will make monthly interest-only payments through November 2019. The Company has made interest-only payments of $0.2 million and $0.5 million during the three and nine months ended September 30, 2019. Starting in December 2019, the Company will make monthly payments towards the outstanding principal balance plus accrued interest. As of September 30, 2019, the Company has drawn $25.0 million from the Construction Loan, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the $25.0 million loan balance as of September 30, 2019. The Company capitalized the $0.7 million of interest to the construction project. As of December 31, 2018, the Company had drawn $24.7 million from the Construction Loan. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.

The Company has agreed in the Construction Loan Agreement to various financial covenants including minimum liquidity and minimum tangible net worth. As of September 30, 2019, the Company is in compliance with all covenants.

Tax Increment Financing Loan Agreements

The Company entered into two separate Tax Increment Financing Loan Agreements (“TIFs”) in February 2019 and June 2019 with the City of Madison, Wisconsin. The TIFs provide for $4.6 million of financing in the aggregate. In return for the incentives, the Company is obligated to create and maintain 500 full-time jobs over a five-year period, starting on the date of occupancy of the buildings constructed. In the event that the job creation goals are not met, the Company would be required to pay a penalty.

The Company records the earned financial incentives as the full-time equivalent positions are filled. The amount earned is recorded as a liability and amortized as a reduction of operating expenses over a two-year period, which is the timeframe when the TIFs will be repaid through property taxes.

As of September 30, 2019, the Company has earned $4.6 million and received payment of $2.6 million from the City of Madison. The remaining receivable is $2.0 million, which is reported in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet. As of September 30, 2019, the Company also has recorded a $2.9 million liability in other short-term liabilities and a $0.7 million liability in other long-term liabilities on the Company’s condensed consolidated balance sheet, reflecting when the expected benefit of the financial incentives amortization will reduce future operating expenses.

(9) COMMITMENTS AND CONTINGENCIES

The Company acts as lessee under all its lease agreements, which includes operating leases for corporate offices, lab space, warehouse space, vehicles and certain lab and office equipment. As of September 30, 2019, the Company is not a party to any finance leases. The leases have remaining lease terms of 1 year to 6 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. The Company includes any renewal or termination option in its lease payment calculations if it is reasonably certain to exercise the option. “Reasonably certain” is assessed internally based on economic, industry, company, strategic and contractual factors. The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating lease cost (cost resulting from lease payments)	$1,310	$3,702
Short-term lease cost	37	140
Total	$1,347	$3,842

Certain vehicle leases include variable lease payments that depend on an index or rate. Those lease payments are initially measured using the index or rate at the lease commencement date.

The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases. The Company’s weighted average discount rate and weighted average lease term remaining on lease liabilities is approximately 7.81% and 5.80 years, respectively.

Supplemental disclosure of cash flow information related to our operating leases included in cash flows provided by operating activities in our condensed consolidated statements of cash flows is as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,325	$3,744
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$32	$20,147

(1)	For the nine months ended September 30, 2019, this includes the amounts related to adopting ASC 842.

As of September 30, 2019, the Company’s right-of-use assets are $19.1 million, which are reported in other long-term assets in the Company’s condensed consolidated balance sheet. As of September 30, 2019, the Company has outstanding lease obligations of $19.7 million, of which $3.6 million is reported in other short-term liabilities and $16.1 million is reported in long-term obligations in the Company’s condensed consolidated balance sheet.

The Company has taken advantage of certain practical expedients offered to registrants at adoption of ASC 842. The Company does not apply the recognition requirements of ASC 842 to short-term leases. Instead, those lease payments are recognized in profit or loss on a straight-line basis over the lease term. Further, as a practical expedient, all lease contracts are accounted for as one single lease component, as opposed to separating lease and non-lease components to allocate the consideration within a single lease contract.

Maturities of operating lease liabilities on an annual basis as of September 30, 2019 were as follows:

(In thousands)
2019	$5,077
2020	4,592
2021	3,917
2022	3,775
2023	3,787
Thereafter	7,162
Total minimum lease payments	28,310
Imputed interest	(8,626)
Total	$19,684

On January 1, 2019, the Company elected the modified retrospective method of transition to adopt the new lease standard ASC 842, which resulted in no restatement of prior period results. At December 31, 2018, prior to adoption of the new lease standard, operating lease obligations were not included as a liability on the balance sheet. Therefore, the operating lease obligations are included in the table for comparative purposes only and the total lease liability is not included as it is not applicable.

The Company’s future minimum lease payments as of December 31, 2018, were as follows:

(In thousands)
2019	$3,861
2020	5,135
2021	4,995
2022	5,027
2023	5,146
Thereafter	44,286
Total minimum lease payments	$68,450

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

The Company’s new headquarters building is expected to be completed in 2020. Upon completion, the Company will lease the building for an initial term of 15 years with an option to extend for an additional 10 years. Construction of the building is the responsibility of the landlord; however, the Company has funded $4.5 million of construction costs as of September 30, 2019. This contribution is accounted for as prepaid rent and will be included in the beginning right-of-use asset balance of the leased building. The Company can also receive up to $5.5 million as a tenant improvement allowance. The reimbursement will be accounted for as prepaid rent and will decrease the beginning right-of-use asset balance of the leased building. As of September 30, 2019, the Company earned $2.8 million of the available tenant improvement allowance. The Company anticipates an additional $32.2 million to be recognized at lease commencement for the right-of-use asset and lease liability.

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

As of September 30, 2019, the Company has earned $9.0 million of tax credits and has received payment of $4.3 million from the WEDC. The unpaid portion is $4.7 million, of which $1.6 million is reported in prepaid expenses and other current assets and $3.1 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of September 30, 2019, the Company also has recorded a $2.3 million liability in other short-term liabilities and a $0.5 million liability in other long-term liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.

During the three and nine months ended September 30, 2019, the Company amortized $0.6 million and $1.8 million, respectively, of the tax credits earned as a reduction of operating expenses. During the three and nine months ended September 30, 2018, the Company amortized $0.6 million and $1.6 million, respectively, of the tax credits earned as a reduction of operating expenses.

(11) CONVERTIBLE NOTES

Convertible note obligations included in the condensed consolidated balance sheets consisted of the following:

(In thousands)	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	September 30, 2019	December 31, 2018
2027 Convertible notes	0.375%	6.3%	$472,501	$747,500	$—
2025 Convertible notes	1.000%	6.0%	299,187	415,102	908,500
Total Convertible notes				1,162,602	908,500
Less: Debt discount (2)				(353,283)	(227,403)
Less: Debt issuance costs (3)				(17,149)	(16,348)
Net convertible debt including current maturities				792,170	664,749
Less: Current maturities (4)				(315,643)	—
Net long-term convertible debt				$476,527	$664,749

(1)	As each of the convertible instruments may be settled in cash upon conversion, for accounting purposes, they were separated into a liability component and an equity component. The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance. The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt. In March 2019, a portion of the 2025 Convertible Notes were extinguished. The fair value of the liability component at issuance reflected above represents the liability value at issuance for the applicable portion of the 2025 Notes which remain outstanding at September 30, 2019. The fair value of the liability component of the 2025 Notes at December 31, 2018 was $654.8 million with the equity component being $269.7 million including a $14.2 million premium.

(2)	The unamortized discount consists of the following:

(In thousands)	September 30, 2019	December 31, 2018
2027 Convertible notes	$260,370	$—
2025 Convertible notes	92,913	227,403
Total unamortized discount	$353,283	$227,403

(3)	Debt issuance costs consists of the following:

(In thousands)	September 30, 2019	December 31, 2018
2027 Convertible notes	$10,602	$—
2025 Convertible notes	6,547	16,348
Total debt issuance costs	$17,149	$16,348

(4)	As of September 30, 2019, the 2025 Convertible Notes were convertible and included within convertible notes, net, current portion on the condensed consolidated balance sheet. As of December 31, 2018, the 2025 Convertible Notes were not convertible and included within long-term convertible notes, net on the condensed consolidated balance sheet.

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

As of September 30, 2019, the 2027 Notes were not convertible. The holders of the 2025 Notes had the right to convert their debentures between July 1, 2019 and September 30, 2019, and two notes were converted during the period, which were settled through the issuance of common shares equivalent to the conversion rate with any fractional shares settled in cash. The holders of the 2025 Notes will continue to have the right to convert their debentures between October 1, 2019 and December 31, 2019, because the closing price of the Company’s common stock exceeded the Conversion Price by 130% for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on September 30, 2019.

Based on the closing price of our common stock of $90.37 on September 30, 2019, the if-converted values on our 2025 Notes exceed the principal amount by $82.2 million and the 2027 Notes fall short of the principal amount by $142.5 million, respectively.

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

The 2025 Notes are classified as current on the Company’s condensed consolidated balance sheets at September 30, 2019, while the 2027 Notes are classified as long-term on the Company’s condensed consolidated balance sheets at September 30, 2019. The future convertibility and resulting balance sheet classification of the Notes will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be classified as a current obligation.

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

Interest expense includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Debt issuance costs amortization	$658	$677	$1,989	$1,597
Debt discount amortization	10,322	7,737	28,789	18,559
Loss on settlement of convertible notes	—	—	10,558	—
Coupon interest expense	1,739	2,242	5,585	5,513
Total interest expense on convertible notes	12,719	10,656	46,921	25,669
Other interest expense	490	48	990	148
Total interest expense	$13,209	$10,704	$47,911	$25,817

The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.46 years and 5.30 years for the 2027 Notes and 2025 Notes, respectively.

(12) ACQUISITIONS

On July 28, 2019, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Genomic Health, Inc. (“Genomic Health”), and Spring Acquisition Corp., a wholly owned subsidiary of the Company (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Genomic Health, with Genomic Health surviving as a wholly owned subsidiary of the Company (the “Merger”), in a cash and stock transaction valued at approximately $2.8 billion. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the boards of directors of Genomic Health and the Company, at the effective time of the Merger each share of Genomic Health common stock issued and outstanding immediately prior to the effective time of the Merger (except for certain excluded shares as otherwise provided in the Merger Agreement) will be converted into the right to receive (a) $27.50 in cash, without interest, and (b) a number of shares of Exact Sciences common stock equal to (i) 0.36854, if the average of the volume-weighted prices per share of Exact Sciences common stock on the Nasdaq Stock Market for each of the fifteen consecutive trading days ending immediately prior to the closing date (the “measurement price”) is equal to or greater than $120.75, (ii) an amount equal to the quotient obtained by dividing $44.50 by the measurement price if the measurement price is greater than $98.79 but less than $120.75, and (iii) 0.45043, if the measurement price is equal or less than $98.79, less any applicable withholding taxes. The Company currently expects the Merger will be completed in November 2019, subject to the approval of Genomic Health’s stockholders and other customary closing conditions.

(13) INCOME TAXES

The Company recorded an income tax expense of $0.7 million and income tax benefit of $0.2 million for the three and nine months ended September 30, 2019, respectively, and an income tax expense of $27,000 and $0.1 million for the three and nine months ended September 30, 2018, respectively, in continuing operations. The Company’s income tax benefit recorded during the three and nine months ended September 30, 2019, is primarily related to the intraperiod tax allocation rules that require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.

(14) RELATED PARTY TRANSACTION

In May 2017, the Company entered into a professional services agreement for recruiting and related services with a firm whose principal is a non-employee director. The Company did not incur charges or make any payments during the three and nine months ended September 30, 2019. The Company incurred charges of $0.2 million and $0.3 million for the three and nine months ended September 30, 2018. The Company made payments of $0.2 million and $0.3 million for the three and nine months ended September 30, 2018.

(15) RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

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

In July 2019, the Financial Accounting Standards Board issued ASU No. 2019-07, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (“Update 2019-07”). Update 2019-07 simplifies the disclosure requirements in certain areas to avoid redundant disclosures. The amendments in this update were effective upon issuance. The Company adopted this guidance on July 1, 2019, and it did not have an impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans, objectives and the proposed acquisition of Genomic Health by Exact are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales and marketing efforts, expectations concerning payer reimbursement, the anticipated results of our product development efforts, the anticipated benefits of the proposed acquisition of Genomic Health, including estimated synergies and other financial impacts, and the expected timing of completion of the transaction. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition from other cancer screening and diagnostic products and services; the effects of the adoption, modification or repeal of any law, rule, order, interpretation or policy relating to the healthcare system, including without limitation as a result of any judicial, executive or legislative action; the effects of changes in pricing, coverage and reimbursement for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Cancer Society and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services; our ability to effectively utilize strategic partnerships, such as through our Promotion Agreement with Pfizer, Inc., and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; the ability of Exact and Genomic Health to receive the approval of Genomic Health’s stockholders for the proposed merger and to satisfy the other conditions to the closing of the transaction on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of Exact and Genomic Health to terminate the merger agreement; negative effects of the announcement or the consummation of the transaction on the market price of our common stock and/or on our business, financial condition, results of operations and financial performance; risks relating to the value of the Exact shares to be issued in the transaction; significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the proposed acquisition of Genomic Health cannot be realized in full or at all or may take longer to realize than expected; risks associated with contracts containing consent and/or other provisions that may be triggered by the proposed acquisition of Genomic Health; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of Genomic Health’s operations with those of Exact will be greater than expected; the ability of Genomic

Health and the combined company to retain and hire key personnel; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the 2018 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. There can be no assurance that the proposed acquisition of Genomic Health will in fact be consummated in the manner described or at all. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

On July 28, 2019, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Genomic Health, Inc. (“Genomic Health”), under which we agreed to acquire Genomic Health in a cash and stock transaction valued at approximately $2.8 billion. Genomic Health is a leading provider of genomic-based diagnostic tests that help optimize cancer care. Following the merger with Genomic Health, we would be the provider of two of the strongest brands in cancer diagnostics, Cologuard and Oncotype DX®, providing a robust platform for continued growth. Refer to Note 12 in our condensed consolidated financial statements included elsewhere within this Quarterly Report on Form 10-Q for additional information.

We currently expect the merger will be completed in November 2019, subject to the approval of Genomic Health’s stockholders and other customary closing conditions. We anticipate that approximately $1.1 billion will be required to pay the aggregate cash portion of the merger consideration. The merger will be financed in part by the use of our cash on hand and in part by the use of Genomic Health’s cash on hand.

Our Cologuard Test

Colorectal cancer is the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately:

●	146,000 new cases of colorectal cancer
●	51,000 deaths from colorectal cancer

It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Of the 106 million Americans between the ages of 45 and 85 who are at average-risk for colorectal cancer, an estimated 40 percent are not up-to-date with screening according to the American Cancer Society’s (“ACS”) colorectal cancer screening guidelines. Internal studies have shown that nearly 50% of surveyed Cologuard users were previously unscreened for colorectal cancer. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 71 percent and 14 percent, respectively, compared to a 90 percent survival rate if the disease is diagnosed earlier in stage 1. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.

Our Cologuard test is a non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Eleven biomarkers are targeted that have been shown to be strongly associated with colorectal cancer and pre-cancer. Methylation, mutation, and hemoglobin results are combined in the laboratory analysis through an algorithm to provide a single positive or negative reportable result.

Changes in DNA methylation, and the occurrence of mutations, alter gene expression and other mechanisms for cell cycle regulation and differentiation. As a result, the affected cells continue to proliferate, often resulting in malignancies associated with colorectal cancer and pre-cancer. Hemoglobin is the protein complex responsible for transporting oxygen in red blood cells. During the progression of cancer, the probability of bleeding into the colon increases. The presence of hemoglobin, released from red blood cells, can be detected in the stool. Using sDNA, Cologuard purifies, amplifies and detects increased levels of methylation, and presence of mutations, in specific genes. By combining these DNA indicators with a test for hemoglobin, Cologuard produces a multi-marker result effective for the detection of colorectal cancer and pre-cancerous adenomas.

In August 2014, the U.S. Food and Drug Administration (“FDA”) granted premarket approval (“PMA”) to Cologuard for use as a colorectal cancer screening test in adults 50 years of age and older who are at a typical average-risk for colorectal cancer. Upon approval, Cologuard became the first and only FDA-approved sDNA non-invasive colorectal cancer screening test. In September 2019, the FDA expanded Cologuard’s indication to include average-risk individuals ages 45-49. Cologuard is now indicated for average risk adults 45 years of age and older.

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

We believe the competitive advantages of sDNA screening provide a significant market opportunity. There are 106 million people in the U.S. between the ages of 45 and 85 who are at average risk for colorectal cancer. At a three-year screening interval and an average revenue per test of $500 this represents a potential $18 billion market for Cologuard, of which our current share is approximately 5.2 percent.

Our Clinical Laboratory and Manufacturing Facilities

As part of our commercialization strategy, we established a state-of-the-art, highly automated lab facility that is certified pursuant to federal Clinical Laboratory Improvement Amendments requirements to process Cologuard tests and provide patient results. Our initial clinical lab operation is housed in a 55,000 square foot facility in Madison, Wisconsin. At this lab, we currently have the capacity to process approximately three million tests per year.

During the third quarter of 2019, we began operations at a second clinical lab facility in Madison, Wisconsin. Our total lab capacity at both facilities is approximately seven million tests per year, with the opportunity to add additional capacity to our new facility, if needed.

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

How We Recognize Revenue

We recognize revenue on the delivery of a test result to an ordering physician for tests performed. The amount recognized is based on our estimate of what we will ultimately collect at the time delivery is complete. The amount of revenue we recognize is based on the established billing rates less contractual and other adjustments, which yields the constrained amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis, using historical collections, established reimbursement rates and other adjustments. To the extent we have agreed on a reimbursement amount with a payer, the expected amount is typically lower, due to several factors, such as the amount of any patient co-payments, the existence of secondary payers and claim denials. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted. Finally, should we recognize revenue from claims on an accrual basis and later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters. Historically, a portion of our revenue was recognized upon cash receipt, because we were unable to reasonably estimate the amount that would ultimately be collected from certain payers. Effective during the first quarter of 2017, we determined that we had the ability to reasonably estimate the amount that will ultimately be collected from all payers, including the impact of patient cost-share collections. Accordingly, as noted above, we now recognize revenue for all billed claims at the time the test results are delivered to the ordering provider.

Our average reimbursement per Cologuard test, as further defined below, was approximately $481 and $470 through September 30, 2019 and 2018, respectively. This cumulative average Cologuard reimbursement rate will change over time due to a number of factors, such as medical coverage decisions by payers, changes in the payer mix, the effects of contracts signed with payers, non-renewal or termination of payer contracts, changes in allowed amounts by payers, our ability to successfully win appeals for payment, settlements reached with payers regarding previously denied claims and our ability to collect cash payments from payers and individual patients. Historical average reimbursement is not necessarily indicative of future average reimbursement.

We calculate the average Cologuard reimbursement per test on a trailing twelve-month basis for all tests that are at least six months old, since it can take that long, or in some cases longer, to collect from some payers and patients. Thus, the average reimbursement per test at September 30, 2019 and 2018, respectively, represents the total cash collected through such dates for tests performed during the twelve-month periods ended March 31, 2019 and March 31, 2018, respectively, divided by the number of tests performed during those same periods.

2019 Priorities

Our top priorities for 2019 are to (1) power our partnership with Pfizer, (2) enhance Cologuard through label expansion and product improvements, and (3) advance liquid biopsy.

Power the Partnership

In August 2018, we entered into a Promotion Agreement with Pfizer. Under the terms of the Promotion Agreement, Pfizer agreed to promote Cologuard and provide certain other sales and marketing services. We and Pfizer committed in the Promotion Agreement to invest specified amounts in the advertising and promotion of Cologuard. Pfizer has a large primary care sales team that has extensive experience with large health system organizations and enhances our physician and consumer marketing capabilities. A priority for 2019 is executing on the Pfizer partnership in order to grow the Cologuard brand and get more patients screened.

Enhance Cologuard

In May 2018, the ACS updated its guidelines to recommend colorectal cancer screening begin at age 45, rather than 50, for people at average risk of the disease, due to the rising incidence rate within the 45-49 year-old population.  There are nearly 21 million people who are between the ages of 45-49, and we estimate approximately 19 million of them are at average risk for colorectal cancer and would be eligible for screening under the ACS guidelines. In September 2019, we obtained FDA approval to expand Cologuard’s indication to include individuals between the ages of 45 and 49 who are at average risk for colorectal cancer.

In addition, we are seeking opportunities to improve upon Cologuard’s performance characteristics. For example, we are evaluating whether new biomarkers and improved laboratory processes would increase specificity while maintaining sensitivity. If we could increase the specificity of Cologuard, we believe that would enhance its adoption as a front-line screening test. We are also evaluating ways that we might make Cologuard even easier for patients to use and potential opportunities to lower the cost of goods sold for Cologuard.

The timing of any such enhancements to Cologuard is unknown and would be subject to FDA approval.

Advance Liquid Biopsy

We are also focusing our research and development efforts on building a pipeline of potential future products and services with a focus on blood or other fluid-based (“liquid biopsy”) tests. We will continue to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids. We have identified proprietary biomarkers for several cancers, including liver cancer and pancreatic cancer. Through our collaboration with Mayo Foundation for Medical Education and Research, we have successfully performed validation studies on tissue samples for thirteen cancers and on blood or other fluid samples for nine cancers.

Results of Operations

We have generated significant losses since inception and, as of September 30, 2019, we had an accumulated deficit of approximately $1.2 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Revenue. Our consolidated revenue is primarily generated by performing screening services using our Cologuard test. For the three months ended September 30, 2019 and 2018, we completed approximately 456,000 and 241,000 Cologuard tests, respectively, and generated revenue of $218.8 million and $118.3 million, respectively. For the nine months ended September 30, 2019 and 2018, we completed approximately 1.2 million and 0.6 million Cologuard tests, respectively, and generated revenue of $580.7 million and $311.5 million, respectively. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period primarily due to increased selling and marketing efforts.

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

Cost of sales. Cost of sales increased to $52.8 million for the three months ended September 30, 2019 compared to $30.0 million for the three months ended September 30, 2018. Cost of sales increased to $147.6 million for the nine months ended September 30, 2019 compared to $79.8 million for the nine months ended September 30, 2018. The increase in cost of sales is primarily due to the increase in completed Cologuard tests. The Company completed approximately 456,000 and 241,000 Cologuard tests for the three months ended September 30, 2019 and 2018, respectively. The Company completed approximately 1.2 million and 0.6 million Cologuard tests for the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,
(In millions)	2019	2018	Change
Production costs	$36.8	$20.4	$16.4
Personnel expenses	9.4	5.4	4.0
Facility and support expenses	5.0	3.1	1.9
Stock-based compensation	1.4	1.0	0.4
Other cost of sales	0.2	0.1	0.1
Total cost of sales expenses	$52.8	$30.0	$22.8

	Nine Months Ended September 30,
(In millions)	2019	2018	Change
Production costs	$104.4	$54.9	$49.5
Personnel expenses	25.6	14.3	11.3
Facility and support expenses	13.4	7.8	5.6
Stock-based compensation	3.8	2.5	1.3
Other cost of sales	0.4	0.3	0.1
Total cost of sales expenses	$147.6	$79.8	$67.8

Research and development expenses. Research and development expenses increased to $34.9 million for the three months ended September 30, 2019 compared to $17.6 million for the three months ended September 30, 2018. Research and development expenses increased to $97.2 million for the nine months ended September 30, 2019 compared to $47.3 million for the nine months ended September 30, 2018. The increase in research and development expenses was primarily due to an increase in direct research and development expenses for our pipeline and improvements to Cologuard as well as personnel costs due to increased headcount.

	Three Months Ended September 30,
(In millions)	2019	2018	Change
Direct research and development expenses	$15.9	$7.1	$8.8
Personnel expenses	7.5	4.8	2.7
Stock-based compensation	6.9	3.1	3.8
Other research and development	2.3	1.6	0.7
Legal and professional fees	2.3	1.0	1.3
Total research and development expenses	$34.9	$17.6	$17.3

	Nine Months Ended September 30,
(In millions)	2019	2018	Change
Direct research and development expenses	$50.7	$19.4	$31.3
Personnel expenses	22.9	13.7	9.2
Stock-based compensation	12.9	7.9	5.0
Other research and development	6.4	4.0	2.4
Legal and professional fees	4.3	2.3	2.0
Total research and development expenses	$97.2	$47.3	$49.9

General and administrative expenses. General and administrative expenses increased to $80.6 million for the three months ended September 30, 2019 compared to $46.7 million for the three months ended September 30, 2018. General and administrative expenses increased to $208.3 million for the nine months ended September 30, 2019 compared to $121.9 million for the nine months ended September 30, 2018. The increase in general and administrative expenses was primarily to support the overall growth of the Company. In addition, we incurred $9.2 million in costs related to the upcoming merger with Genomic Health during the three and nine months ended September 30, 2019.

	Three Months Ended September 30,
(In millions)	2019	2018	Change
Personnel expenses	$29.7	$16.7	$13.0
Facility and support expenses	15.4	10.1	5.3
Stock-based compensation	11.1	9.0	2.1
Professional and legal fees	21.4	9.0	12.4
Other general and administrative	3.0	1.9	1.1
Total general and administrative expenses	$80.6	$46.7	$33.9

	Nine Months Ended September 30,
(In millions)	2019	2018	Change
Personnel expenses	$87.5	$47.0	$40.5
Facility and support expenses	40.0	26.4	13.6
Stock-based compensation	29.8	25.2	4.6
Professional and legal fees	43.5	18.6	24.9
Other general and administrative	7.5	4.7	2.8
Total general and administrative expenses	$208.3	$121.9	$86.4

Sales and marketing expenses. Sales and marketing expenses increased to $86.2 million for the three months ended September 30, 2019 compared to $64.8 million for the three months ended September 30, 2018. Sales and marketing expenses increased to $265.3 million for the nine months ended September 30, 2019 compared to $172.7 million for the nine months ended September 30, 2018. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel, increasing our advertising and patient marketing efforts for our Cologuard test, and expenses incurred related to our Promotion Agreement with Pfizer as further described in Note 4 of our condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended September 30,
(In millions)	2019	2018	Change
Direct marketing costs and professional fees	$42.3	$32.8	$9.5
Personnel expenses	37.7	27.3	10.4
Stock-based compensation	4.9	3.4	1.5
Other sales and marketing	1.3	1.3	—
Total sales and marketing expenses	$86.2	$64.8	$21.4

	Nine Months Ended September 30,
(In millions)	2019	2018	Change
Direct marketing costs and professional fees	$135.8	$87.9	$47.9
Personnel expenses	111.0	72.9	38.1
Stock-based compensation	14.2	9.0	5.2
Other sales and marketing	4.3	2.9	1.4
Total sales and marketing expenses	$265.3	$172.7	$92.6

Investment income. Investment income increased to $9.1 million for the three months ended September 30, 2019 compared to $6.3 million for the three months ended September 30, 2018. Investment income increased to $23.4 million for the nine months ended September 30, 2019 compared to $14.9 million for the nine months ended September 30, 2018. The increase in investment income was due to realized gains generated from the sale of marketable securities and an increase in the average rate of return on investments due to an increase in market interest rates for the three and nine months ended September 30, 2019 when compared to the same period in 2018.

Interest expense. Interest expense increased to $13.2 million for the three months ended September 30, 2019 compared to $10.7 million for the three months ended September 30, 2018. Interest expense increased to $47.9 million for the nine months ended September 30, 2019 compared to $25.8 million for the nine months ended September 30, 2018. Interest expense recorded from our outstanding convertible notes totaled $12.7 million and $10.7 million during the three months ended September 30, 2019 and 2018, respectively. Interest expense from our outstanding convertible notes totaled $36.3 million and $25.7 million during the nine months ended September 30, 2019 and 2018, respectively. In addition to the $36.3 million in interest expense recorded on outstanding convertible notes, an additional $10.6 million was recorded as a result of the settlement of convertible notes, as further described in Note 11 of our condensed consolidated financial statements included in this Quarterly Report. $11.0 million and $8.4 million of interest expense relates to amortization of debt discount and debt issuance costs for the three months ended September 30, 2019 and 2018, respectively. $30.8 million and $20.2 million of interest expense relates to amortization of debt discount and debt issuance costs for the nine months ended September 30, 2019 and 2018, respectively. The remaining $2.2 million and $6.5 million of interest expense for the three and nine months ended September 30, 2019 relates to the stated interest that was paid in cash during the year on our outstanding convertible notes and construction loan.

Liquidity and Capital Resources

We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of the Cologuard test. As of September 30, 2019, we had approximately $1.0 billion in unrestricted cash and cash equivalents and approximately $126.2 million in marketable securities. During the nine months ended September 30, 2019, there were proceeds of $1.4 billion from maturities and sales of marketable securities, which are primarily being held in cash and cash equivalents to use for the upcoming merger with Genomic Health.

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

Net cash used in operating activities was $86.3 million for the nine months ended September 30, 2019 compared to $68.1 million for the nine months ended September 30, 2018. The principal use of cash in operating activities for the nine months ended September 30, 2019 and 2018 was to fund our net loss.

Net cash provided by investing activities was $713.7 million for the nine months ended September 30, 2019 compared to cash use of $772.5 million for the nine months ended September 30, 2018. The increase in cash provided by investing activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily the result of the timing of purchases, sales, and maturities of marketable securities. Excluding the impact of purchases, sales, and maturities of marketable securities, net cash used in investing activities was $131.5 million for the nine months ended September 30, 2019 compared to $98.1 million for the nine months ended September 30, 2018. Cash use consisted primarily of purchases of property and equipment of $131.0 million and $98.0 million for the nine months ended September 30, 2019 and 2018, respectively. There were also minimal purchases of intangible assets during the nine months ended September 30, 2019 and 2018. The increase in purchases of property and equipment during the nine months ended September 30, 2019 was primarily the result of increased laboratory equipment purchases, computer equipment and computer software purchases, and assets under construction in order to continue to scale-up our operations for future expected growth of our Cologuard business.

Net cash provided by financing activities was $246.6 million for the nine months ended September 30, 2019 compared to $924.8 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received net cash of $729.5 million from the issuance of Convertible Notes with a maturity date of March 15, 2027 (the “2027 Notes”), and we used $493.4 million of cash to settle Convertible Notes with an original maturity date of January 15, 2025 (the “2025 Notes”, and, collectively with the 2025 Notes, the “Notes”). The cash provided by financing activities for the nine months ended September 30, 2018 was primarily the result of proceeds from our issuance of the 2025 Notes in January 2018 and June 2018. In addition, during the nine months ended September 30, 2019 we received proceeds of $4.1 million from our employee stock purchase plan, $0.3 million from drawing on our construction loan, $6.4 million from the exercise of stock options, and made payments of $0.4 million for stock issuance costs.

As described above, on July 28, 2019, we entered into a Merger Agreement under which we agreed to acquire Genomic Health in a cash and stock transaction valued at approximately $2.8 billion. We currently expect the merger will be completed in November 2019, subject to the approval of Genomic Health’s stockholders and other customary closing conditions. We anticipate that cash of approximately $1.1 billion will be required to pay the aggregate cash portion of the merger consideration.

We expect that cash and cash equivalents and marketable securities on hand at September 30, 2019, combined with cash, cash equivalents, and marketable securities received as part of the Genomic Health acquisition, will be sufficient to fund the cash portion of the purchase price to be paid in connection with the Genomic Health acquisition as well as our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise additional funds, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

A table reflecting certain of our specified contractual obligations as of December 31, 2018 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2018 Form 10-K and updated information concerning our contractual obligations under the Notes was included in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our subsequently filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019. Because the closing price of the Company’s common stock exceeded the Conversion Price by 130% for at least 20 trading days (whether or not consecutive) in the period of the 30 consecutive trading days ending on September 30, 2019, the holders of the 2025 Notes have the right to convert their Notes between October 1, 2019 and December 31, 2019. The 2025 Notes were previously classified as long-term convertible notes, net on the condensed consolidated balance sheet before being reclassified to convertible notes, net, current portion on the condensed consolidated balance sheet. See Note 11 of the condensed consolidated financial statements included in this Quarterly Report for further details. With the exception of this item, there were no material changes outside the ordinary course of our business in the specified contractual obligations during the nine months ended September 30, 2019.

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

The consideration derived from our contracts is deemed to be variable, though the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the amount of contractual adjustments, any patient co-payments, deductibles or adherence incentives, the existence of secondary payers and claim denials.

We estimate the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, we recognize revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $1.2 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively. Revenue recognized from changes in transaction prices was $4.6 million and $14.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Disaggregation of Revenue

The following table presents our revenues disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,
(In thousands)	2019	2018
Medicare Parts B & C	$108,617	$65,870
Commercial	99,352	48,624
Other	10,836	3,797
Total	$218,805	$118,291

	Nine Months Ended September 30,
(In thousands)	2019	2018
Medicare Parts B & C	$295,103	$178,052
Commercial	261,521	123,045
Other	24,094	10,384
Total	$580,718	$311,481

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

Deferred revenue balances are reported in other short-term liabilities on our condensed consolidated balance sheets and were $0.7 million and $0.5 million as of September 30, 2019 and December 31, 2018, respectively.

Revenue recognized for the three months ended September 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period was $0.2 million and $0.1 million, respectively. Revenue recognized for the nine months ended September 30, 2019 and 2018, which was included in the deferred revenue balance at the beginning of each period, was $0.5 million and $0.1 million, respectively.

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

Goodwill. In 2018, we recognized goodwill of $15.3 million from the acquisition of Biomatrica. We evaluate goodwill impairment on an annual basis or more frequently should an event or change in circumstance occur that indicates that the carrying amount is in excess of the fair value. There were no impairment losses for the nine months ended September 30, 2019 or 2018. Refer to Note 2 for further discussion of the goodwill recorded.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In July 2019, the Financial Accounting Standards Board issued ASU No. 2019-07, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (“Update 2019-07”). Update 2019-07 simplifies the disclosure requirements in certain areas to avoid redundant disclosures. The amendments in this update were effective upon issuance. We adopted this guidance on July 1, 2019, and it did not have an impact on our condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may result from the change in value of financial instruments due to fluctuations in their market price. Market risk is inherent in all financial instruments. Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents and marketable securities in securities of the U.S. government and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, asset backed securities and corporate bonds, which, as of September 30, 2019 were classified as available-for-sale. We place our cash equivalents and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In the quarter ended September 30, 2019, we completed the implementation of an upgrade to SAP’s HANA enterprise resource planning software, and Epic Systems’ electronic medical records software. Epic Systems’ software has been deployed in our clinical laboratory systems, including the order entry to cash application process. We have updated our internal controls, as applicable, to facilitate modifications to our business processes and accounting procedures and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. We do not believe that the SAP or Epic Systems implementations have had an adverse effect on our internal control over financial reporting.

There were no other changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Litigation Related to the Genomic Health Merger

As described above, on July 28, 2019, we entered into a Merger Agreement under which we agreed to acquire Genomic Health in a cash and stock transaction valued at approximately $2.8 billion. We currently expect the merger will be completed in November 2019, subject to the approval of Genomic Health’s stockholders and other customary closing conditions.

Beginning on September 4, 2019, seven actions were filed by purported stockholders of Genomic Health in federal courts in California and Delaware alleging claims relating to the merger. All of these complaints name as defendants Genomic Health and the members of the Genomic Health Board of Directors and two of them, Seligman v. Genomic Health, Inc., et al., Case No. 3:19-cv-05710 (N.D. Cal), and Rice v. Genomic Health, Inc. et al., Case No. 3:19-cv-05929, Plumley v. Genomic Health, Inc., et al., Case No. 1:19-cv-01719 (D. Del.) name as a defendant Exact Sciences Corporation. The complaints allege, among other things, claims under Section 14(a) and 20(a) of the Securities Exchange Act of 1934 asserting that the preliminary proxy statement filed by Genomic Health in connection with the merger is materially incomplete and misleading. The complaints purport to seek to enjoin the planned special meeting of Genomic Health's stockholders unless and until the allegedly missing material information is disclosed or, in the event the merger is consummated, to recover damages from the defendants. The defendants believe the claims asserted in these civil actions are without merit.

Other Litigation

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Agreement and Plan of Merger, dated as of July 28, 2019, by and among the Registrant, Spring Acquisition Corp. and Genomic Health, Inc.		8-K (Exhibit 2.1)	7/30/19	001-35092

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/00	333-48812

3.2	First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		DEF 14A (Appendix B)	6/20/14	001-35092

3.3	Third Amended and Restated By-Laws of the Registrant		10-Q (Exhibit 3.3)	10/30/17	001-35092

10.1*	Exact Sciences Corporation 2019 Omnibus Long-Term Incentive Plan		DEF 14A (Annex A)	4/30/19	001-35092

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2019 filed on October 29, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements

X

104

The cover page from our Quarterly Report for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 29, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)

X

*Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: October 29, 2019	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2019	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer
(Principal Financial and Accounting Officer)