Form 10-K
period 2019-12-31
EXACT SCIENCES CORP
filed 2020-02-21
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35092
_____________________________________________________________________________
EXACT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 441 Charmany Drive, Madison, Wisconsin (Address of principal executive offices)	02-0478229 (IRS Employer Identification No.) 53719 (Zip Code)
Registrant’s telephone number, including area code: (608) 284‑5700
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	EXAS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non‑accelerated filer	☐	Smaller reporting company	☐
				(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $15,069,783,760 (based on the closing price of the Registrant’s Common Stock on June 28, 2019 of $118.04 per share).
The number of shares outstanding of the Registrant’s $0.01 par value Common Stock as of February 19, 2020 was 147,967,507.
DOCUMENT INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

EXACT SCIENCES CORPORATION
ANNUAL REPORT ON FORM 10‑K
YEAR ENDED DECEMBER 31, 2019

PART I
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10‑K regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales, marketing and patient adherence efforts, expectations concerning payer reimbursement and regulatory matters, the anticipated results of our product development efforts and the anticipated benefits of our combination with Genomic Health, Inc., including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition in the cancer detection, treatment guidance and monitoring space; the effects of the adoption, modification or repeal of any law, rule, order, interpretation or policy relating to the healthcare system, including without limitation as a result of any judicial, executive or legislative action; the effects of changes in pricing, coverage and reimbursement for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Society of Clinical Oncology, the American Cancer Society, and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively utilize strategic partnerships, such as through our Promotion Agreement with Pfizer, Inc., and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our combination with Genomic Health cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of Genomic Health’s operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; and the other risks and uncertainties described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections in this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. Except as may be required by law, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1.  Business
Overview
Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a leading global cancer diagnostics company. We have developed some of the most impactful brands in cancer diagnostics, and we are currently working on the development of additional tests for other types of cancer, with the goal of bringing new innovative cancer tests to patients throughout the world.
On November 8, 2019, we completed the acquisition of Genomic Health, Inc. (“Genomic Health”), a leading provider of genomic-based diagnostic tests that help to optimize cancer care, and its Oncotype IQ® Genomic Intelligence Platform comprised of its flagship line of Oncotype DX® gene expression tests.
Our Cologuard® Test
Colorectal cancer is the second leading cause of cancer deaths in the United States (“U.S.”) and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately:
•148,000 new cases of colorectal cancer
•53,000 deaths from colorectal cancer
It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or polyps or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. Poor compliance with screening guidelines has meant that nearly two-thirds of colorectal cancer diagnoses are made in the disease’s late stages. The five-year survival rates for stages 3 and 4 are 71 percent and 14 percent, respectively, compared to a 90 percent survival rate if the disease is diagnosed in stage 1. We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for a patient-friendly screening test.
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
Our original PMA submission to the FDA for Cologuard included the results of our pivotal DeeP-C clinical trial that had over 10,000 patients enrolled at 90 sites in the U.S. and Canada. The results of our DeeP-C clinical trial for Cologuard were published in the New England Journal of Medicine in April 2014. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening,” highlighted the performance of Cologuard in the trial population:

•Cancer Sensitivity: 92%
•Stage I and II Cancer Sensitivity: 94%
•High-Grade Dysplasia Sensitivity: 69%
•Specificity: 87%
We believe the competitive advantages of sDNA screening provide a significant market opportunity. There are nearly 106 million Americans between the ages of 45 and 85 who are at average-risk for colorectal cancer. At a three-year screening interval and an average revenue per test of approximately $500 this represents a potential $18 billion market for Cologuard, of which our current share is approximately 5.4 percent. We estimate that the FDA’s recent expansion of Cologuard’s indication to average-risk individuals ages 45-49 added approximately 19 million eligible people in the U.S.
An estimated 45 percent of Americans between the ages of 45 and 85 who are at average-risk for colorectal cancer are not up-to-date with screening according to the American Cancer Society’s (“ACS”) colorectal cancer screening guidelines.We believe Cologuard helps more people get screened for colorectal cancer. Internal studies have shown that nearly 50% of surveyed Cologuard users were previously unscreened for colorectal cancer.
Commercial Operations
Our sales team actively engages with healthcare providers and their staffs to emphasize the need for colorectal cancer screening, educate them on the value of Cologuard, and facilitate their ability to order the test. We focus on specific healthcare providers based on a combination of Cologuard order history and ordering potential. We also focus on healthcare provider groups and larger regional and national health systems. In August 2018 we expanded our healthcare provider engagement and Cologuard marketing campaign through a Promotion Agreement (“Promotion Agreement”) with Pfizer, Inc. (“Pfizer”). The Promotion Agreement is discussed in more detail below.
Securing inclusion in guidelines and quality measures is a key part of our healthcare provider engagement strategy since many healthcare providers rely on such guidelines and quality measures when making screening recommendations. In June 2016, the U.S. Preventive Services Task Force (“USPSTF”) issued an updated recommendation statement for colorectal cancer screening and gave an "A" grade to colorectal cancer screening starting at age 50 and continuing until age 75. The statement specifies seven screening methods, including FIT-DNA, and Cologuard is the only version of FIT-DNA available in the U.S.
Many professional colorectal cancer screening guidelines in the U.S., including those of the American Cancer Society (“ACS”) and the National Comprehensive Cancer Network (“NCCN”), recommend regular screening using any of a variety of methods. Since 2008, joint colorectal cancer screening guidelines endorsed by the ACS have included sDNA screening technology as a screening option for the detection of colorectal cancer in average risk, asymptomatic individuals starting at age 50. The ACS updated its colorectal cancer screening guidelines in October 2014 to specifically include Cologuard as a recommended screening test, and further updated its guidelines in May 2018 to recommend screening beginning at age 45 for people at average risk of colorectal cancer. In June 2016, the NCCN updated its Colorectal Cancer Screening Guidelines to add sDNA screening, at a once-every-three-years interval, to its list of recommended screening tests.
In October 2016, the National Committee for Quality Assurance (“NCQA”) included sDNA testing on a three-year interval as one of the methods permitted for colorectal cancer screening in the 2017 Healthcare Effectiveness Data and Information Set (“HEDIS”) quality measures. More than 90 percent of U.S. health plans measure quality based on HEDIS. In April 2017, the Centers for Medicare & Medicaid Services (“CMS”) included Cologuard in its updated 2018 Medicare Advantage Star Ratings program.
A critical part of the value proposition of Cologuard is its adherence program, which involves active engagement with patients and providers. This customer-oriented support activity is focused on encouraging and helping patients to complete Cologuard tests that have been ordered for them by their providers. We may undertake several activities to promote patient adherence including letters, text messages, emails, phone calls, and incentives such as gift cards.

We have undertaken a significant public relations effort to engage patients in the U.S., and launched demographically-targeted direct-to-patient advertising campaigns in digital, social, print, and other channels. We promote Cologuard through a national television advertising campaign, with a majority of placements in national cable and syndicated programming widely viewed by our target patient demographic. In 2019, we accelerated our investment in digital and social media, and embarked upon other marketing initiatives designed to increase awareness of Cologuard. Following the FDA’s recent expansion of Cologuard’s indication to average-risk individuals ages 45-49, we have updated our direct-to-consumer efforts and seek to motivate this younger population to screen with Cologuard.
We promote Cologuard through our nationwide screening sales force. In 2020, we are focused on expanding our primary care sales force, while continuing to leverage our team we established in 2019 specifically for the gastroenterology practice. In addition, Pfizer promotes Cologuard and provides certain sales, marketing, analytical and other commercial operations support pursuant to a Promotion Agreement dated August 2018. Under this agreement, we agreed to pay Pfizer for promotion, sales and marketing costs incurred on our behalf. We also agreed to pay Pfizer a service fee based on incremental gross profits over specified baselines during the term of the Promotion Agreement and royalties for Cologuard related revenues for a specified period after the expiration or termination of the Promotion Agreement. The initial term of the Promotion Agreement runs through December 31, 2021, but may be terminated by either party at any time on or after February 21, 2020 upon six months’ written notice to the other party.
Coverage
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
In October 2014, CMS issued a National Coverage Determination (“NCD”) for Cologuard following a parallel review process with the FDA. Medicare covers approximately half of patients in the current screening population for Cologuard. Cologuard was the first screening test approved by the FDA and covered by CMS through a parallel review process. As outlined in the NCD, Medicare Part B covers Cologuard once every three years for beneficiaries who meet all of the following criteria:
•age 50 to 85 years,
•asymptomatic (no signs or symptoms of colorectal disease including, but not limited to, lower gastrointestinal pain, blood in stool, positive guaiac fecal occult blood test or fecal immunochemical test), and
•at average risk for developing colorectal cancer (e.g., no personal history of adenomatous polyps, colorectal cancer, or inflammatory bowel disease, including Crohn’s Disease and ulcerative colitis; no family history of colorectal cancers or adenomatous polyps, familial adenomatous polyposis or hereditary non-polyposis colorectal cancer).
The CMS reimbursement rate for Cologuard, per the Clinical Laboratory Fee Schedule (“CLFS”), is set at $508.87 for 2018 through 2021. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), payment rates for clinical diagnostic laboratory tests are calculated based on the volume-weighted median of private payer rates for each clinical diagnostic laboratory test based on data submitted by certain applicable laboratories. The current CMS reimbursement rate was set based on the volume-weighted median of private payer rates for Cologuard for the period from January 1, 2016 to June 30, 2016. Based on current PAMA regulations, we expect that the current CMS reimbursement rate for Cologuard will remain in place through December 2021, and then will be reset for calendar years 2022-2024 based on the volume-weighted median of private payer rates for Cologuard during the data collection period from January 1, 2019 to June 30, 2019.
Pursuant to the Budget Control Act of 2011, Medicare payments, including Medicare’s $508.87 reimbursement for Cologuard, became subject to a payment reduction of up to 2% due to implementation of the automatic expense reductions (i.e., a sequestration). The reduction is made to the total claims paid to plans and providers. Sequestration does not, however, re-establish the Medicare or Medicaid reimbursement rates.

In addition to Medicare reimbursement, we have secured favorable coverage and in-network reimbursement agreements with a number of significant commercial payers. Most commercial payers have issued positive coverage decisions for Cologuard, and we continue to negotiate contracts with payers to include Cologuard as an in-network service. In-network agreements with payers have varying terms and conditions, including reimbursement rate, term and termination. Some payers may apply various medical management requirements, including a requirement that they give prior authorization for a Cologuard test before they are willing to pay for it. Other payers may perform post-payment reviews or audits, which could lead to payment recoupments.
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
Coverage of Cologuard may also depend, in whole or in part, on whether coverage is required under applicable federal or state laws mandating coverage of certain colorectal cancer screening services. Several laws and regulations establish coverage requirements relevant to Cologuard.
•Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandates that certain health insurers cover, without imposing any patient cost-sharing, evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF (“ACA Mandate”). While we believe the ACA Mandate requires most health insurers to cover Cologuard without patient cost-sharing, certain health insurers have disagreed and determined not to cover Cologuard and others may take that position in the future. It may be difficult for us or patients to enforce the ACA Mandate directly, and we may need to rely on states to take enforcement action, which they may choose not to do. It is also possible that the ACA Mandate will be repealed, overturned or significantly modified in the future. Congress may modify or repeal all or part of the ACA, and any such modification or repeal may repeal or limit the ACA Mandate for preventive services. Additionally, the ACA has been, and continues to be, the subject of various legal challenges, which, if ultimately successful, could overturn the ACA Mandate.
•Federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing, and CMS has issued a notice affirming that Medicare Advantage plans must include coverage of Cologuard every three years without patient cost-sharing.
•We believe the laws of approximately 30 states currently mandate coverage of Cologuard by certain health insurance plans. While some insurers have agreed with our interpretation regarding certain state mandates, other insurers have disagreed. In some cases, we have filed lawsuits in an effort to enforce state laws we believe require coverage of Cologuard, and we may file additional suits in the future. We may or may not be successful in any such lawsuit.
The federal laws and regulations referenced above currently mandate coverage for individuals beginning at age 50. While most of the state mandates apply beginning at age 50, we believe some should be interpreted to require coverage beginning at age 45.
We believe quality metrics may influence payers’ coverage and contracting decisions, as well as healthcare providers’ cancer screening procedures. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures, such as HEDIS and CMS Star Ratings, to assess quality of care. We believe Cologuard’s inclusion in the HEDIS measures and Star Ratings measures positively impacts payers’ willingness to reimburse for it, as well as on healthcare providers’ willingness to prescribe it.

Our Oncotype DX Tests
With our Oncotype IQ Genomic Intelligence Platform we are applying our world-class scientific and commercial expertise and infrastructure to lead the translation of clinical and genomic data into clinically actionable results for treatment planning throughout the cancer patient's journey, from diagnosis to treatment selection and monitoring. Our Oncotype IQ Genomic Intelligence Platform is currently comprised of our flagship line of Oncotype DX gene expression tests for breast, prostate and colon cancers, as well as Oncotype DX AR-V7 Nucleus Detect® test, a liquid-based test for advanced stage prostate cancer.
In the U.S., approximately 1.8 million new cancer cases are expected to be diagnosed in 2020 according to ACS. Cancer incidence and mortality are growing worldwide. In 2018, there were approximately 17 million newly diagnosed cancer cases and 9.5 million cancer-related deaths occurred worldwide. The most common types of cancer include breast, prostate, lung, colorectal and pancreatic. Cancer treatment decisions may include whether to perform surgery and whether to administer chemotherapy, radiation therapy or utilize other targeted therapies.
To treat cancer effectively, healthcare providers diagnose and gauge the stage of a patient’s disease to determine the best course of therapy. Surgery, radiation therapy, and chemotherapy are commonly used as treatment options, with varying degrees of benefit and side effects that may not always justify the cost of the therapy or the physical and mental burden patients endure.
Historically, the key determinant used by healthcare providers in making cancer treatment decisions has been tumor pathology grade and stage, which is used to predict the likelihood of recurrence. Because tumor pathology grade and stage determinations are heavily dependent on visual assessment and human interpretation, healthcare providers and patients may make treatment decisions that rely on subjective and qualitative information and do not account for the molecular nature of the patient’s cancer. As a result, many patients may be misclassified as high risk for disease recurrence when in fact they are low risk or, conversely, low risk for disease recurrence when they are high risk, resulting in over-treatment for some and under-treatment for others.
We believe our Oncotype DX tests provide information that has the following benefits:
•Improved Quality of Treatment Decisions. We believe our approach to genomic-based cancer analysis improves the quality of cancer treatment decisions by providing an individualized analysis of each patient’s tumor that is correlated to clinical outcome, rather than solely using subjective, anatomic and qualitative factors to determine treatments. Our Oncotype DX tests for breast cancer, Ductal Carcinoma in Situ (“DCIS”), prostate cancer, and colon cancer have been analytically and clinically validated in multiple published studies. The Recurrence Score® results from our tests have been demonstrated to classify patients into recurrence risk categories different than classifications based primarily on clinical and pathologic features. Additionally, multiple decision impact studies conducted worldwide consistently show that the Recurrence Score result changes treatment decisions in more than 30% of patients. As a result, we believe our tests enable patients and healthcare providers to make more informed decisions about the risks and benefits of various treatments, and consequently design an individualized treatment plan.
•Improved Health Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. For example, as described below, the results of a number of clinical studies have demonstrated that by using the Oncotype DX Breast Recurrence Score® test, physicians and patients can better evaluate treatment options, such as whether a patient will or will not benefit from chemotherapy, thereby improving the patient’s prospects for better clinical outcomes by avoiding unnecessary chemotoxicities, secondary cancers, distant recurrences, and shortened survival and by saving the patient as well as the healthcare system significant costs.

Oncotype DX Breast Cancer Tests
Oncotype DX for Early-Stage, Invasive Breast Cancer
Our Oncotype DX Breast Recurrence Score test has been demonstrated to identify patients who are most likely to benefit from chemotherapy and to identify those patients who may receive no clinical benefit from chemotherapy. We have delivered more than one million Oncotype DX Breast Recurrence Score tests to cancer patients since launching the product in 2004.
Among women, breast cancer is the most commonly diagnosed cancer and the leading cause of cancer death. In 2020, more than 276,000 women are expected to be diagnosed with invasive breast cancer in the United States according to ACS, along with more than 48,000 new cases of non-invasive (in situ) breast cancer. Worldwide, it is estimated that there were approximately 2.1 million newly diagnosed cases of breast cancer in 2018.
Prior to the inclusion of our Oncotype DX Breast Recurrence Score test in clinical guidelines, standard treatment guidelines weighed the stage of the cancer and additional factors to determine treatment, using factors such as estrogen receptor status, referred to as ER+, where estrogen receptors are present, and ER−, where estrogen receptors are not present, the status of human epidermal growth factor 2, referred to as HER2, the age of the patient, the tumor size, and the histological type and grading of the tumor as reported by the pathologist.
Because these clinical and pathologic factors are subjective and have limited capability to predict recurrence and chemotherapy benefit, a large percentage of breast cancer patients received aggressive treatment with chemotherapy even though many of these patients do not benefit from such treatment while others who could have benefited from aggressive treatment did not receive it.
The Oncotype DX breast cancer test examines the activity of 21 genes in a patient’s breast tumor tissue to provide personalized information for tailoring treatment based on the biology of the patient's individual disease. The test is supported by multiple rigorous clinical validation studies confirming the test’s ability to predict the likelihood of chemotherapy benefit as well as the chance of cancer recurrence in early-stage breast cancer. The test has established utility in newly diagnosed patients with early-stage (stage I, II or IIIa), breast cancer who have node-negative or node-positive (up to three positive nodes), estrogen receptor-positive (ER+), HER2-negative disease.
As the only test proven to predict chemotherapy benefit, the Oncotype DX Breast Recurrence Score test is included in all major cancer guidelines worldwide, and is considered a standard of care for women with early-stage breast cancer.
Since 2004 we have conducted a number of independent clinical studies to evaluate the effectiveness of our Oncotype DX breast cancer test, the results of which have been reported in medical journals. In September 2015, initial results from the TAILORx trial were announced. The TAILORx trial was independently designed and led by ECOG-ACRIN Cancer Research Group under the sponsorship of the National Cancer Institute (“NCI”). TAILORx represents the largest breast cancer treatment trial ever conducted, and thousands of investigators enrolled more than 10,000 women across approximately 1,200 sites in six countries. In December 2015, we announced results from the Surveillance, Epidemiology and End Results (“SEER”) program of the NCI, a large population-based observational study based on the SEER registry of more than 40,000 node-negative and 4,500 node-positive patients, demonstrating breast cancer specific mortality at five years was less than 0.5% in node-negative disease and 1% in node positive disease (up to three positive nodes) where the patient’s Recurrence Score result was less than 18.
In June 2018, new results from the TAILORx trial were published in The New England Journal of Medicine and presented at the plenary session of the 2018 American Society of Clinical Oncology (“ASCO”) annual meeting. With regard to the primary endpoint, TAILORx enrolled approximately 7,000 women with Oncotype DX Breast Recurrence Score test results of 11 to 25. This primary study group was randomized to receive hormonal therapy with or without chemotherapy in order to more precisely define the benefit of chemotherapy, if any. These randomized patients with Oncotype DX Breast Recurrence Score results of 11 to 25 comprised approximately two-thirds of all TAILORx patients and were followed long-term, with nine-year outcomes reported. The TAILORx study established that hormonal therapy is not inferior to chemo-hormonal therapy for patients with Recurrence Score results of 11 to 25. It is estimated that approximately 85 percent of patients with invasive breast cancer who receive the Oncotype DX Breast Recurrence Score test have a result of 0 to 25 and would experience favorable outcomes on hormonal therapy alone. Tumor size or tumor grade did not predict chemotherapy benefit. Thus, the TAILORx trial established that chemotherapy treatment should be guided using the Oncotype DX breast cancer test as the genomic classifier.

Multiple studies reinforce the impact of the Oncotype DX Breast Recurrence Score test on changing treatment decisions for invasive breast cancer patients and demonstrate its cost effectiveness across multiple healthcare systems. We plan to continue to conduct or support additional clinical decision studies and health economic studies of our breast cancer test with clinical researchers domestically and abroad as we expand distribution of our test.
Oncotype DX for DCIS Stage 0, Pre-Invasive Breast Cancer
In December 2011, we expanded our Oncotype DX tests to include DCIS patients. The DCIS test provides an individualized prediction of the 10-year risk of local recurrence (DCIS or invasive carcinoma), represented by a DCIS Score® result, to help guide treatment decision-making in women with DCIS treated by local excision, with or without tamoxifen. Development of our Oncotype DX Breast DCIS Score® test was based on published results for the Oncotype DX Breast Recurrence Score test that showed similarity in the expression profiles of genes between DCIS and invasive breast cancer when both are present within the same patient tumor. In 2011, we presented positive results from the ECOG E5194 DCIS clinical validation study at the San Antonio Breast Cancer Symposium. The study demonstrated that a pre-specified Oncotype DX Breast DCIS Score test can predict the risk of local recurrence, defined as either the development of a new invasive breast cancer or the recurrence of DCIS in the same breast. The study further demonstrated that 75% of patients have a low DCIS Score and may be able to forego radiation therapy. Conversely, the study demonstrated that patients with a high DCIS Score had a 27% likelihood of local recurrence, of which approximately half were likely to develop a new invasive breast cancer.
In 2014, we announced positive results of an additional clinical validation study conducted in collaboration with the Ontario DCIS Study Group. In addition to confirming and extending previously published conclusions, the study’s results showed that the Oncotype DX Breast DCIS Score test predicts the risk of local recurrence in a group of patients treated with radiation therapy in clinical practice.
Oncotype DX Colon Cancer Test
In patients with stage II and stage III colon cancer, the decision to treat with chemotherapy following surgery is based on an assessment of how likely their disease is to recur and as a result, it is critical for clinicians to accurately discriminate recurrence risk. Our Oncotype DX Colon Recurrence Score® test is a multi-gene test for predicting recurrence risk in patients with stage II and stage III A/B colon cancer to enable an individualized approach to treatment planning. By evaluating specific genes within a patient’s colon tumor, the test can determine the likelihood that the cancer cells will spread and cause the disease to recur, or return after surgery. Based on this information, healthcare providers and patients can make a more informed decision about whether or not chemotherapy is needed following surgery (stage II) or whether or not oxalipatin should be added to the chemotherapy regimen after surgery (stage III). In this way, the test may help some patients avoid the complications of treatments they do not need, while directing others to the therapy that is most likely to benefit them. The Oncotype DX colon cancer test is supported by three rigorous clinical validation studies confirming the test’s ability to provide additional and independent value beyond the currently used measures for determining colon cancer recurrence risk.
Oncotype DX Prostate Cancer Test
Worldwide, prostate cancer ranks as the second most frequent cancer and the fifth leading cause of cancer death in men. An estimated 192,000 new cases of prostate cancer are expected to be diagnosed in the U.S. in 2020 according to the ACS. Worldwide, it is estimated that there were nearly 1.3 million new cases of prostate cancer diagnosed during 2018.
The vast majority of men currently diagnosed with low-risk prostate cancer undergo surgery or radiation treatment, although there is only a three percent chance that their disease will become life-threatening. Although most newly diagnosed patients have indolent (low risk) disease, many receive aggressive treatment, including surgery and radiation therapy. Aggressive treatments often impact a man’s quality of life due to side effects or complications, such as urinary and erectile difficulties, which may be temporary or long term.

In response to this issue, in 2011 we launched our Oncotype DX Genomic Prostate Score® (“GPSTM”) test, which was developed to help men newly diagnosed with early-stage prostate cancer to make the most informed treatment decision for their individual disease, including active surveillance. Our tissue biopsy-based, multi-gene test has been clinically validated to predict aggressive cancer at the time of diagnosis, helping to identify those men who need immediate surgery or radiation therapy versus those who can confidently choose active surveillance. Using minimal tumor tissue from the original needle biopsy, the test builds on traditional clinical and pathologic factors to provide additional clinically relevant insight into the underlying tumor biology of an individual patient before the prostate is removed. The result is a more precise and accurate assessment of risk, which helps more men avoid the lifelong complications associated with treatments they do not need, while directing aggressive therapy to those men who require immediate treatment.
With 18 publications featuring the GPS test, including more than 4,500 patients, we have developed, validated, and continued to study the only genomic test to assess the aggressiveness of prostate cancer and predict both near and long-term outcomes to enable more precise patient risk stratification and better informed treatment decisions, giving healthcare providers the confidence to place many low- to intermediate-risk patients on active surveillance.
Oncotype DX AR-V7 Nucleus Detect Test
In June 2016, we entered into a collaboration with Epic Sciences, under which we acquired exclusive license and distribution rights to commercialize the Oncotype DX AR-V7 Nucleus Detect test in the U.S.
The Oncotype DX AR-V7 Nucleus Detect test is performed by Epic Sciences. This blood-based test is designed to guide treatment decisions for men with metastatic castration-resistant prostate cancer (“mCRPC”), an advanced stage of the disease in which the cancer continues to grow and spread despite androgen deprivation therapy. mCRPC is often treated with androgen receptor-signaling inhibitor (“ARSI”) therapies. However, one in three patients become resistant to ARSI therapy after two rounds of treatment, leading to poor outcomes and unnecessary treatment costs.
The clinically and analytically validated blood-based Oncotype DX AR-V7 Nucleus Detect test identifies late-stage prostate cancer patients who are positive for the AR-V7 protein, a predictive and prognostic biomarker that signals that a patient has become resistant to ARSI therapy. If the test detects AR-V7-positive tumor cells circulating in the blood of a patient with advanced prostate cancer, it means the patient has built resistance to the commonly prescribed ARSI therapies and should either switch to chemotherapy or start another type of therapy, which has been shown to prolong survival.
Commercial Operations
We promote Oncotype DX through our precision oncology sales force. Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to the future success of our Oncotype Dx products. In our domestic sales, marketing and reimbursement efforts, we interact directly with medical, radiation, and surgical oncologists, urologists, pathologists and payers. Because oncology and urology are distinct concentrated specialties, we believe that a focused marketing organization and specialized sales force with regional and local experience in the U.S. for each of oncology and urology is necessary to effectively serve both specialties. We employ a direct sales approach that targets oncologists, cancer surgeons and urologists, and utilizes medical education and scientific liaisons who target key opinion leaders. We also plan to continue conducting clinical studies with the objective of having results published in peer-reviewed journals. We believe the combination of these approaches is our best means to increase patient and healthcare provider awareness of our products and services and the number of favorable reimbursement coverage decisions by third-party payers. Due to significant overlap between breast and colon oncologists and surgeons, we believe our current oncology sales force has sufficient capacity to market our Oncotype DX breast and colon cancer tests.
Coverage
We depend on government insurance plans, managed care organizations and private insurance plans for coverage of our Oncotype DX tests.

Our contract and reimbursement teams are focusing on expanding payer coverage of our Oncotype DX tests. These teams, along with our customer service group and patient support network, handle benefits investigation, preauthorization, and other administrative matters for patients who use our tests. We have the infrastructure, if needed, to appeal certain claims for our tests that are denied by third-party payers. In addition, we provide patient and healthcare provider education through our website, material provided to local advocacy groups, local, national and social media campaigns and materials provided to oncologists, urologists, pathologists and surgeons.
Medicare coverage for our Oncotype DX tests is currently subject to the discretion of the local Medicare Administrative Contractors (“MAC”). Palmetto, the MAC that establishes the coverage and coding policies for the majority of our tests under Medicare, developed the Molecular Diagnostic Services Program (“MolDx”), to identify and establish Medicare coverage for molecular diagnostic tests that fall within the scope of its Molecular Diagnostic Test local coverage decision (“LCD”). To obtain coverage under the MolDx program, developers of molecular diagnostic tests must submit a detailed dossier of analytical and clinical data to substantiate that a test meets Medicare’s requirements for coverage. To date, Palmetto has determined that our invasive breast and colon cancer tests will be covered, and that our prostate cancer test will be covered for patients with specified risk levels. Coverage determinations for our tests made by Palmetto under the MolDx program have been adopted by Noridian Healthcare Solutions, the MAC that processes Medicare claims submitted by us.
The CMS reimbursement rate for Oncotype DX Breast Recurrence Score test was set at $3,873 for 2018 through 2021. Based on current PAMA regulations, we expect that the current CMS reimbursement rate for each of our Oncotype DX tests will remain in place through December 2021, and then will be reset for calendar years 2022-2024 based on the volume-weighted median of private payer rates for such test during the data collection period from January 1, 2019 to June 30, 2019.
Reimbursement for our Oncotype DX tests may come from several sources, including commercial third-party payers, such as insurance companies and health maintenance organizations, government payers, such as Medicare and Medicaid in the U.S., patient self-pay and from hospitals or referring laboratories who, in turn, may bill third-party payers for testing. State Medicaid programs and private payers typically make their own decisions with respect to coverage for our tests.
Reimbursement of our Oncotype DX tests by third-party payers is essential to our commercial success. Where there is a payer policy, contract or agreement in place, we bill the third-party payer, the hospital or referring laboratory and/or the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with established policy, contract or agreement terms. Where there is no payer policy in place, we pursue third-party reimbursement on behalf of each patient on a case-by-case basis. Our efforts on behalf of these patients involve a substantial amount of time and expense, and bills may not be paid for many months, if at all. Furthermore, if a third-party payer denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, if we are able to collect at all.
There have also been substantial changes to the payment structure for healthcare providers, including those passed as part of the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which was signed into law on April 16, 2015. MACRA created the Merit-Based Incentive Payment System which, beginning in 2019, more closely aligns healthcare provider payments with composite performance metrics similar to three existing incentive programs (i.e., the Physician Quality Reporting System, the Value-based modifier program and the Electronic Health Record Meaningful Use program) and incentivizes healthcare providers to enroll in alternative payment methods. At this time, we do not know whether these changes to the healthcare provider payment systems will have any impact on orders or payments for our tests.
Under Medicare billing rules, payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the services provided. Effective January 1, 2018, this Medicare rule changed such that a laboratory that performs molecular pathology tests on specimens collected during a hospital outpatient stay may bill Medicare directly for such tests if the test was performed following a hospital outpatient's discharge from the hospital outpatient department. The rule remains unchanged with respect to payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue was collected and whose tests were ordered less than 14 days from discharge – payment for those tests must be bundled into the payment that the hospital receives for its services provided. In these circumstances, hospitals are required to furnish services such as our tests as “services furnished under arrangements between a provider and an outside vendor” and only the hospital may seek to bill Medicare for such tests. Under these circumstances, where the date of service for Medicare billing purposes is the date the specimen was collected, we are required to bill hospitals for such tests. We refer to this rule, as has been in effect and most recently amended as of January 1, 2018, as the Medicare Date of Service billing regulation.

These billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments or receiving payments that are less than the original invoice. In these cases, for hospitals who disclaim responsibility for our bills or delay payment of our bills for tests affected by the Medicare Date of Service rule, we may undertake collection activities, and as a result of such efforts, we may accept payments from hospitals that are less than the original invoice or we may be unable to collect from hospitals at all. Our inability to successfully collect payment from hospitals financially responsible for a test affected by the Medicare Date of Service rule may lead us to rejecting Medicare orders from a hospital until any outstanding bills are paid. Compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate Oncotype DX tests are covered by Medicare. As described in Item 3 – Legal Proceedings, the United States Department of Justice is investigating Genomic Health’s compliance with the Medicare Date of Service billing regulation.
State Medicaid agencies generally assign a reimbursement rate for our Oncotype DX tests equal to or less than the prevailing Medicare rate, often determined by state law as a percentage of the Medicare reimbursement rate.
International Business Background and Products
Prior to our combination with Genomic Health, we did not have international revenue. We now commercialize our Oncotype DX tests internationally through employees in Canada, Japan and six European countries, as well as through exclusive distribution agreements. We have provided our Oncotype DX tests in more than 90 countries outside of the United States. We do not offer Cologuard outside of the U.S.
Inclusion of our products in guidelines and quality measures will be critical to our international success. The Oncotype DX breast cancer test is recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology. In addition, the National Institute for Health and Care Excellence in England recommends the Oncotype DX breast cancer test for use in clinical practice to guide chemotherapy treatment decisions for certain patients with early-stage, N-, hormone receptor-positive, HER2 negative, invasive breast cancer, as well as certain patients with micrometastases. In June 2019, the German Federal Joint Committee issued a positive reimbursement decision for our Oncotype DX Breast Recurrence Score test following a conclusion by the German Institute for Quality and Efficiency in Health Care that there is sufficient evidence supporting the ability of the test to guide breast cancer adjuvant chemotherapy decisions. Also, each of the Gynecologic Oncology Working Group in Germany and the Japan Breast Cancer Society updated their guidelines to recommend Oncotype DX as the only breast cancer gene expression test to predict chemotherapy benefit in early-stage, hormone receptor-positive invasive breast cancer.
We expect the international sales of our tests will be heavily dependent on the availability of reimbursement. In many countries, governments are primarily responsible for financing and establishing reimbursement for diagnostic tests. The majority of our international Oncotype DX test revenues come from direct payer reimbursement, payments from our distributors, and patient self-pay. We have obtained coverage for our invasive breast cancer test outside of the U.S., including coverage for certain patients in Canada, France, Spain, Germany, Italy, Ireland, Israel, Saudi Arabia, Switzerland, and the United Kingdom. We expect that broadening coverage and reimbursement for our Oncotype DX tests outside of the United States will take years.
Certain countries, such as China, have prohibitions against exporting tissue samples, which will limit our ability to offer our tests in those countries without local laboratories or a method of test delivery that does not require samples to be transported to our U.S. laboratory.
Pipeline Research and Development
Our research and development efforts are focused on developing new products and enhancing existing products to address new cancer areas and expand the clinical utility and addressable patient populations for our existing tests. These development efforts may lead to a variety of possible new products, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metastatic disease treatment selection and patient monitoring.

Through our collaboration with Mayo Foundation for Medical Education and Research, we have successfully performed validation studies on multiple types of cancer using tissue, blood and other samples. We are currently focusing our research and development efforts on building a pipeline of potential future products and services with a focus on improving Cologuard's performance characteristics and on developing blood or other fluid-based (“liquid biopsy”) tests. We expect to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids.
Colon Cancer Screening
We are seeking opportunities to improve upon Cologuard’s performance characteristics. For example, we are evaluating whether new biomarkers would increase specificity while maintaining sensitivity. If we could increase the specificity of Cologuard, we believe that would enhance its adoption as a front-line screening test. We are also evaluating ways that we might make Cologuard even easier for patients to use and opportunities for lowering the cost of providing Cologuard. In October 2019, we and Mayo presented at the American College of Gastroenterology’s 2019 Annual Scientific Meeting findings from a blinded-case control study showing enhanced colorectal cancer and advanced adenoma detection using newly discovered methylation biomarkers and hemoglobin. To establish the performance of the novel multi-target stool DNA test, we recently launched the BLUE-C study, a multi-center, prospective study. We expect to enroll more than 10,000 patients 40 years of age and older in the BLUE-C study. The timing of any such enhancements to Cologuard is unknown and would be subject to FDA approval.
We are also working to develop a blood-based screening test for colorectal cancer.
Hepatocellular Carcinoma (“HCC”) Test Development
We are currently seeking to develop a blood-based biomarker test to serve as an alternative to ultrasound and alpha-fetaprotein (“AFP”) for use in HCC testing. HCC is the most common type of liver cancer. Our goal is to develop a patient-friendly test that performs better than the current standard of care. We are finalizing our HCC test development and plan to make the test available in the second half of 2020.
The ACS estimates that liver cancer would be diagnosed in 43,000 Americans and cause 30,000 deaths in 2020, approximately 90 percent of which would be HCC. Incidence and mortality rates are both increasing at approximately three percent per year. People who have been diagnosed with cirrhosis of the liver or Hepatitis B are at high risk of developing HCC. Evidence shows that HCC testing in these high-risk groups leads to earlier detection and improved outcomes. The NCCN and American Association for the Study of Liver Diseases guidelines recommend that these two groups be tested for HCC every six months using ultrasound and AFP. However, ultrasound and AFP are documented to have poor sensitivity for early stage cancer, which is the primary target of testing.
In November 2019, we released the results of a 443-patient study which demonstrated 80% sensitivity at 90% specificity with a novel combination of six blood-based biomarkers for HCC. The study also showed 71% sensitivity for early stage HCC at 90% specificity. The study compared performance to the AFP test, which demonstrated 45% sensitivity at 90% specificity for early stage HCC. Our HCC test has been granted Breakthrough Device designation by the FDA. The FDA’s Breakthrough Devices program expedites development, assessment, and review processes to provide patients and healthcare providers with timely access to new technologies.
In Vitro Device (“IVD”) Version of Oncotype DX Breast Cancer Test
We believe developing IVD versions of our Oncotype DX products that can be performed locally, rather than in our centralized Redwood City, California, laboratory, may open up additional international opportunities. We are currently developing an IVD version of the Oncotype DX Breast Recurrence Score test and may explore additional IVD versions of our Oncotype DX tests.
Development Studies for Oncotype DX Products
We may also conduct or fund clinical studies that could support additional opportunities for our products. For example, we may explore clinical studies to expand the use of genomic testing to address additional populations, including higher-risk patients.

Our Clinical Laboratory and Manufacturing Facilities
We process our Cologuard test at two state-of-the-art, highly automated lab facilities in Madison, Wisconsin that are certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) and College of American Pathologists (“CAP”) requirements to process Cologuard tests and provide patient results. Our total lab capacity at both facilities is approximately seven million Cologuard tests per year, with the opportunity to add additional capacity, if needed.
We currently manufacture the Cologuard test in a facility in Madison, Wisconsin. As we expand the commercialization of Cologuard, we believe it will be necessary to expand our manufacturing capacity. Accordingly, we are in the process of building an additional manufacturing facility which we expect to receive FDA approval for commercial production in 2020. We are committed to manufacturing and providing medical devices and related products that meet customer expectations and applicable regulatory requirements. We adhere to manufacturing and safety standards required by federal, state, and local laws and regulations and operate our manufacturing facilities under a quality management system. We purchase certain components for our Cologuard test from third-party suppliers and manufacturers.
All internally developed Oncotype tests for domestic and international patients are currently processed in our clinical reference laboratory facilities in Redwood City, California, which are accredited under CLIA, and certified by CAP. The Oncotype DX AR-V7 Nucleus Detect test, which was designed and validated by Epic Sciences, Inc., is performed in its CLIA-accredited, CAP-certified clinical reference laboratory facility in San Diego, California. Our current clinical laboratory processing capacity in Redwood City is approximately 175,000 tests annually, and we have significant expansion capacity with incremental increases in laboratory personnel and equipment, including expansion capacity for laboratory facilities. We believe that we currently have sufficient capacity to process all of our tests. We have recently completed the construction of an additional laboratory facility on our Redwood City, California campus that will increase capacity for sample processing and research and development. We may require additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on market terms.
Competition
We operate in a rapidly evolving and highly competitive industry. There are a number of private and public companies that offer products or have announced that they are developing products that compete with ours. Some of our current and potential competitors possess greater brand recognition, financial and other resources and development capabilities than us. As more information regarding cancer genomics becomes available to the public, we anticipate that competition will further increase. We expect to compete with a broad range of organizations in the U.S. and other countries that are engaged in the development, production and commercialization of cancer screening and diagnostic products and services. These competitors include:
•biotechnology, diagnostic and other life science companies;
•academic and scientific institutions;
•governmental agencies; and
•public and private research organizations.
The U.S. market for colorectal cancer and pre-cancer screening is large, consisting of nearly 106 million individuals between the ages of 45 and 85, and has attracted numerous competitors. Our Cologuard test faces competition from procedure-based detection technologies such as colonoscopy, flexible sigmoidoscopy, and “virtual” colonoscopy, a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography), as well as other common screening tests, such as the fecal occult blood test and the fecal immunochemical test (“FIT”), and newer screening technologies. Newer screening technologies include liquid biopsy tests, such as Epi proColon, approved by the FDA in April 2016, and pill-based imaging solutions like PillCam COLON, cleared by the FDA in February 2014, and C-Scan, which obtained a CE Mark in early 2019.

In addition, some companies and institutions are developing liquid biopsy tests based on the detection of proteins, tumor cells, nucleic acids, epigenetic markers, or other biomarkers in the blood. These tests could represent significant competition for Cologuard or other tests we may develop. We are aware of a number of companies—including Bioprognos, Cambridge Epigenetix Limited, CellMax, Inc., DiaCarta, EDP Biotech Corporation, Epigenomics AG, Freenome Inc., Genomictree, Glycotest, GRAIL, Inc., Guardant Health, Inc., Immunovia AB, Laboratory for Advanced Medicine, Natera Inc., Nucleix Ltd., Thrive Inc., Singlera Genomics, and Volition Diagnostics — that have developed, or are developing, liquid biopsy tests for the detection of cancer. Guardant Health, Inc. has begun enrolling patients in a prospective colorectal cancer screening clinical trial intended to support FDA approval, and other companies, including Freenome Inc., are likely to do so in the future.
We also are aware of at least three companies, DiaTech Pharmacogenetics, Prescient Metabiomics, and Geneoscopy, that are seeking to develop stool-based colorectal cancer tests in the United States. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.
Notwithstanding that the market for colorectal cancer screening is highly competitive, we believe that Cologuard, as the first and only sDNA-based non-invasive colorectal cancer screening test on the market today, compares favorably to other available products and services. All other colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor adherance, and high cost. For example, colonoscopy requires advance dietary restrictions and bowel cleansing and can be uncomfortable, time-consuming, hazardous, and expensive. Colonoscopy requires sedation, potential lost time from work, and someone to drive the patient home from the procedure. A 2010 study shows that 7 out of 10 people age 50 and older who were told they should get a colonoscopy did not do so primarily due to fears. Fecal blood testing, including FIT testing, suffers from poor sensitivity, with only a 74 percent detection rate for cancer and 24 percent detection rate for pre-cancer. The blood-based DNA tests currently available are also disadvantaged by relatively low sensitivity. Epigenomics AG has reported that the Epi proColon test has an overall cancer sensitivity rate of 68 percent, and only 59 percent for early-stage cancer. Additionally, FIT testing suffers from low adherence over time. One study published in the American Journal of Managed Care demonstrated that only 3 out of every 1,000 patients studied adhered to fecal test screening guidelines during a continuous 10-year observation period.
Our Oncotype DX products compete against a number of companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer. These companies include Agendia Inc., BioTheranostics, GenomeDx Biosciences Inc., Guardant Health, Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), Pacific Edge Limited, NanoString Technologies Inc., NeoGenomics, Inc., OPKO Health, Inc. (and its Bio-Reference Laboratories, Inc. subsidiary), Qiagen N.V. and Veracyte, Inc. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and such traditional diagnostic methods can be difficult to change or supplement. Our Oncotype DX tests also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.
For our prostate cancer tests, we face comparatively greater competition than for our breast cancer test, including competition from products which were on the market prior to our product launch and which are supported by clinical studies and published data. This existing direct and indirect competition for tests and procedures may make it difficult to gain market share, impact our ability to obtain reimbursement or result in a substantial increase in resources necessary for us to successfully continue to commercialize our Oncotype DX GPS prostate test and the Oncotype DX AR-V7 Nucleus Detect test.
We believe that our Oncotype DX tests compete primarily on the basis of the value of the quantitative information our tests provide; the clinical validation of the utility of our tests; the level of adoption and reimbursement coverage for our tests; the inclusion of our tests in clinical practice guidelines; our ability to commercialize products through our clinical development platform; our ability to expand our sales efforts into new areas of medical practice as we launch new products; our collaborations with clinical study groups; the quality of our clinical laboratory; and the level of customer service we provide. While we believe that our Oncotype DX tests compete favorably with respect to these factors, in order to continue to do so we must continue to innovate and adopt advanced technology; successfully market, sell and enhance our tests; obtain peer-reviewed publications of our clinical studies in a timely manner; continue to obtain positive reimbursement determinations; continue to expand in countries outside of the U.S.; continue to develop our technological and clinical operations; encourage healthcare provider participation in Medicare-required information collection efforts; and successfully expand our reach into additional product markets including through collaborations with third parties.

We have changed the list price of our Oncotype DX tests in the past, and we expect to change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Others may develop lower priced tests that could be viewed by healthcare providers and payers as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Additionally, our Oncotype DX tests are currently marketed as LDTs, and we may bring future products to market as LDTs. Some competitors have developed tests cleared or approved for marketing by the FDA. There may be a marketing differentiation or perception that an FDA cleared or approved test is more desirable than LDTs, and that may discourage adoption of and reimbursement for our Oncotype DX tests.
We are aware of at least 5 companies that are developing or have developed liquid biopsy-based liver cancer screening or diagnostic tests – Laboratory for Advanced Medicine, JBS Science, EarlyDx, Glycotest and Epigenomics. Epigenomics recently received a CE mark for their HCCBloodTest.
Competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by healthcare providers or patients in other countries.
We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources, or stronger business relationships. These competitors may have broader product lines and greater name recognition than we do. Furthermore, even if we do develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours, and they may bring those products and services to market earlier or more effectively than us. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.
Research and Development
Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our current product portfolio and expand our product pipeline by developing additional cancer screening and diagnostic tests, we expect that our research and development expenditures will continue to increase.
Seasonality
We are continuing to learn how seasonal factors may affect our business. Based on our experience to date, we expect some seasonal variations in our financial results due to a variety of factors, such as the year-end holiday period and other major holidays, vacation patterns of both patients and healthcare providers, climate and weather conditions in our markets, seasonal conditions that may affect medical practices and provider activity, including for example influenza outbreaks that may reduce the percentage of patients that can be seen, and other factors relating to the timing of patient deductibles and co-insurance limits.
Regulation
Certain of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, distribution, and export of diagnostic products. Our clinical laboratory facilities are subject to oversight by CMS pursuant to CLIA, as well as agencies in various states, including New York. We are subject to many other federal, state and foreign laws, including anti-fraud and abuse, anti-kickback and patient privacy. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, exclusion from participation in federal and state healthcare programs, civil money penalties, injunctions, and criminal prosecution.

U.S. Food and Drug Administration
The FDA granted premarket approval (“PMA”) for Cologuard in August 2014.  Devices subject to FDA regulation must undergo premarket review prior to commercialization unless the device is exempt from such review. The regulations governing Cologuard’s approval place substantial restrictions on how Cologuard is marketed and sold, specifically, by prescription only. In addition, as a condition of our FDA approval, we are required to conduct a post-approval study. A final report on this study is due to the FDA in 2020. There can be no assurance that the results of this study will be satisfactory and will not cause the FDA to modify or withdraw our approval for Cologuard.
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
Laboratory Developed Tests (“LDTs”)
Our Oncotype DX tests are regulated as LDTs and we may develop additional LDTs. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use.  Historically, LDTs have been regulated under CLIA while the FDA has exercised enforcement discretion and not required approvals or clearances for many LDTs performed by CLIA-certified laboratories. The FDA has traditionally chosen not to exercise its authority to regulate LDTs because LDTs were limited in number, were relatively simple tests, and were typically used to diagnose rare disease and uncommon conditions.
At various times since 2006, the FDA has issued documents outlining its intent to require varying levels of FDA oversight of many LDTs, including our tests. FDA has yet to implement any form of oversight requirements with respect to LDTs, and it is unclear at this time if or when the FDA ends enforcement discretion for LDTs. It is also unclear whether the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. Action by the FDA to exercise enforcement discretion over LDTs, may materially impact our development and commercialization of LDTs, including without limitation our Oncotype tests.
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
Our activities must also comply with other applicable privacy laws, which impose restrictions on the access, use and disclosure of personal information. More state and international privacy laws are being adopted. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA. Beginning in 2020 we will also need to comply with the California Consumer Privacy Act of 2018, which protects personal information other than health information covered by HIPAA and allows certain data access and erasure rights to California consumers. Further, we are required to comply with international personal data protection laws and regulations, including the European Union's General Data Protection Regulation (“GDPR”). The GDPR is a prescriptive, detailed and punitive regulation. While companies are afforded some flexibility in determining how to comply with the GDPR’s various requirements, GDPR has and will continue to require significant effort and expense to ensure continuing compliance. All of these laws may impact our business and may change periodically, which could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain stool, tissue, blood and other patient samples and associated patient information could significantly impact our business and our future business plans.
Federal and State Billing and Fraud and Abuse Laws
Antifraud Laws/Overpayments.  We are subject to numerous federal and state antifraud and abuse laws, including the Federal False Claims Act. Many of these antifraud laws are broad in scope, and neither the courts nor government agencies have extensively interpreted these laws. Prohibitions under some of these laws include:
•the submission of false claims or false information to government programs;
•the retention of any overpayments by governmental payers;
•deceptive or fraudulent conduct;
•excessive or unnecessary services or services at excessive prices; and
•defrauding private sector health insurers.
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
Federal and State “Self-Referral” and “Anti-Kickback” Restrictions
If we or our operations are found to be in violation of applicable laws and regulations prohibiting improper referrals for healthcare services or products, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state healthcare programs, and the curtailment or restructuring of our operations.
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
In addition to the Anti-Kickback Statute, in October 2018, Congress enacted the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”) as a component of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an anti-kickback law similar to the federal Anti-Kickback Statute that, subject to several exceptions, makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written, and unlike the federal Anti-Kickback Statute, applies to laboratory services covered under any public or private payer arrangement. That said, an interpretation of EKRA that prohibits certain incentive compensation payments to sales employees or other forms of remuneration that would otherwise be permissible under a safe harbor to the federal Anti-Kickback Statute would directly conflict with the intent of the federal Anti-Kickback Statute and regulations, and would prohibit a number of practices that are common throughout the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but no such regulations or applicable guidance have yet been issued.
Self-Referral Law.  The federal “self-referral” law, commonly referred to as the “Stark” law, provides that healthcare providers who, personally or through a family member, have ownership interests in or compensation arrangements with a laboratory are prohibited from making a referral to that laboratory for laboratory tests reimbursable by Medicare, and also prohibits laboratories from submitting a claim for Medicare payments for laboratory tests referred by healthcare providers who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. The Stark law contains a number of specific exceptions which, if met, permit healthcare providers who have ownership or compensation arrangements with a testing laboratory to make referrals to that laboratory and permit the laboratory to submit claims for Medicare payments for laboratory tests performed pursuant to such referrals. We are subject to comparable state laws, some of which apply to all payers regardless of source of payment, and do not contain identical exceptions to the Stark law.

Any action against us for violation of these or similar foreign laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Sunshine Act
In 2010, Congress enacted a statute commonly known as the Sunshine Act, which aims to promote transparency. The Sunshine Act requires manufacturers of drugs, devices, biologicals and medical supplies covered by Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS any payments or other transfers of value made to healthcare providers and teaching hospitals, unless an exception applies. Manufacturers must also disclose to CMS any healthcare provider ownership or investment interests. Some states have similar transparency laws. Our failure to comply with any applicable transparency reporting requirements may subject us to substantial penalties.
International
When marketing our tests outside of the U.S., we are subject to foreign regulatory requirements governing human clinical testing, export of tissue, marketing approval for our products and performance and reporting of tests on a local basis. These requirements vary by jurisdiction, differ from those in the U.S. and may require us to perform additional pre-clinical or clinical testing. In many countries outside of the U.S., coverage, pricing and reimbursement approvals are also required in order for our tests to be made available to patients.
We are developing an IVD version of the Oncotype DX Breast Recurrence Score test. We may commercialize this IVD diagnostic product in Europe, which would subject us to European Union (“EU”) medical device oversight. Accordingly, we and certain of our contract manufacturers would be subject to ongoing compliance with various International Organization for Standardization (“ISO”) standards and ongoing regulatory oversight and review. These include routine inspections by EU Notified Bodies, which are entities accredited by an EU Member State to assess whether a product to be placed on the market meets certain preordained standards, of our manufacturing facilities and our records for compliance with requirements such as ISO 13485 and ISO 27001, which establish extensive requirements for quality assurance and control as well as manufacturing and change control procedures. Additionally, the EU adopted the IVD Directive Regulation (“IVDR”) which will increase the regulatory requirements applicable to IVDs in the EU and would require that we classify and obtain pre-approval for any diagnostic products, including an IVD version of the Oncotype DX Breast Recurrence Score test, which would be subject to the IVDR as of May 25, 2022. If we are not able to maintain regulatory compliance, we may not be permitted to market our diagnostic products and/or may be subject to enforcement by EU Competent Authorities, bodies with authority to act on behalf of the government of the applicable EU Member State to ensure that the requirements of the directive or regulation are met.
Many countries in which we offer our tests have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national healthcare program. In situations involving healthcare providers employed by state-funded institutions or national healthcare agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act (“FCPA”).
The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity from offering or providing, directly or through a third party, including the distributors we rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the Securities and Exchange Commission (“SEC”) to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.
Other Laws
Occupational Safety and Health.  In addition to its comprehensive regulation of health and safety in the workplace in general, the Occupational Safety and Health Administration has established extensive requirements aimed specifically at laboratories and other healthcare-related facilities. In addition, because our operations require employees to use certain hazardous chemicals, we also must comply with regulations on hazard communication and hazardous chemicals in laboratories. These regulations require us, among other things, to develop written programs and plans, which must address methods for preventing and mitigating employee exposure, the use of personal protective equipment, and training.

Specimen Transportation.  Our commercialization activities for Cologuard subject us to regulations of the Department of Transportation, the U.S. Postal Service, and the Centers for Disease Control and Prevention that apply to the surface and air transportation of clinical laboratory specimens.
Environmental. The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2019, and there are no material expenditures planned for such purposes for the year ended December 31, 2020.
Intellectual Property
We rely on a combination of patents, patent applications, copyrights and trademarks, as well as contracts, such as confidentiality, material data transfer, license and invention assignment agreements, to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation.
We have intellectual property rights pertaining to sample type, sample preparation, sample preservation, biomarkers, gene expression and sequencing technology, and related methods and formulations.
Our success depends to a significant degree upon our ability to protect our technologies through patent coverage. As of December 31, 2019, we had 110 issued patents in the U.S. and 595 issued patents outside of the U.S., which includes validated patents issued by the European Patent Office in key European Union countries, covering genes and methods that are components of the Cologuard test, Oncotype DX breast, colon and prostate cancer tests, pipeline technologies or research methods and platform technologies. In addition, we have a number of pending patent applications in the U.S. and in other countries, including provisional and non-provisional filings. Our issued U.S. patents expire at various times between 2020 and 2037. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.
License Agreements
We license certain technologies that are, or may be, incorporated into our technology under several license agreements. Generally, the license agreements require us to pay royalties based on certain net revenues received, and may require minimum royalty amounts, milestone payments, and maintenance fees.
Mayo
In June 2009, we entered into a license agreement with Mayo Foundation for Medical Education and Research (“Mayo”). Our license agreement with Mayo was amended and restated in February 2015 and further amended in January 2016, October 2017, and in January 2019. Under the license agreement, Mayo granted us an exclusive, worldwide license to certain Mayo patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain Mayo know-how. The scope of the license covers any screening, surveillance or diagnostic test or tool for use in connection with any type of cancer, pre-cancer, disease or condition.
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

Pursuant to our license agreement with Mayo, we are required to pay Mayo a low single-digit royalty on our net sales of products using the licensed Mayo intellectual property each year during the term of the Mayo agreement. The January 2016 amendment to the Mayo license agreement established various low single-digit royalty rates on net sales of current and future products and clarified how net sales will be calculated. As part of the January 2016 and October 2017 amendments, the royalty rate on our net sales of Cologuard increased, but the rate remains a low single-digit percentage of net sales.
In addition to the royalties described above, we are also required to pay Mayo cash of $0.2 million, $0.8 million and $2.0 million upon each product using the licensed Mayo intellectual property reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.
As part of the February 2015 amendment and restatement of the license agreement, we agreed to pay Mayo an additional $5.0 million, payable in five annual installments, through 2019.
The license agreement will remain in effect, unless earlier terminated by the parties in accordance with the agreement, until the last of the licensed patents expires in 2037 (or later, if certain licensed patent applications are issued). However, if we are still using the licensed Mayo know-how or certain Mayo-provided biological specimens or their derivatives on such expiration date, the term shall continue until the earlier of the date we stop using such know-how and materials and the date that is five years after the last licensed patent expires. The license agreement contains customary termination provisions and permits Mayo to terminate the license agreement if we sue Mayo or its affiliates, other than any such suit claiming an uncured material breach by Mayo of the license agreement.
In addition to granting us a license to the covered Mayo intellectual property, Mayo provides us with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. Certain of Mayo's obligations to provide development assistance expired in January 2020. We and Mayo are in discussions to amend the license agreement to extend that date.
Hologic
In October 2009, we entered into a technology license agreement with Hologic, Inc. (“Hologic”). Under the license agreement, Hologic granted us an exclusive, worldwide license within the field of human stool based colorectal cancer and pre-cancer detection or identification with regard to certain Hologic patents, patent applications and improvements, including Hologic’s Invader detection chemistry (the “Covered Hologic IP”). The licensed patents and patent applications contain both method and composition-of-matter claims. The jurisdictions covered by these patents and patent applications include the U.S., Australia, Canada, China, the European Union, Japan, and Korea. The license agreement also provided us with non-exclusive, worldwide licenses to the Covered Hologic IP within a field covering clinical diagnostic purposes relating to colorectal cancer (including cancer diagnosis, treatment, monitoring or staging) and the field of detection or identification of colorectal cancer and pre-cancers through means other than human stool samples. In December 2012, we entered into an amendment to this license agreement with Hologic pursuant to which Hologic granted us a non-exclusive worldwide license to the Covered Hologic IP within the field of any disease or condition within, related to or affecting the gastrointestinal tract and/or appended mucosal surfaces.
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

Biocartis
In September 2017, Genomic Health (now a wholly owned subsidiary) entered into an exclusive license and development agreement with Biocartis N.V., (“Biocartis”) a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic, or IVD, version of the Oncotype DX Breast Recurrence Score test on Biocartis' Idylla platform. Biocartis’ proprietary Idylla platform could enable local pathology labs to generate Oncotype DX Breast Recurrence Score results. Under the terms of the license and development agreement, we have an exclusive, worldwide, royalty-bearing, license to develop and commercialize an IVD version of our Oncotype DX Breast Recurrence Score test on Biocartis’ Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. Under a November 2018 addendum to the license and development agreement, we exercised our option to expand the collaboration to include tests in urology and obtained a right of first refusal to add a test for the non-invasive detection of prostate cancer in a pre-biopsy setting. We have primary responsibility for developing, validating and registering the IVD version of our Oncotype DX Breast Recurrence Score test and any future test that would be based on the Idylla platform, and are also responsible for manufacturing and commercialization activities with respect to such tests.
Acquisitions
In November 2019, we completed the combination with Genomic Health, Inc., a leading provider of genomic-based diagnostic tests that help to optimize cancer care. As part of the combination, we acquired all of the outstanding equity interest of the company for an aggregate purchase price of $2.5 billion through a combination of cash and equity.
Employees
As of December 31, 2019, we had 4,110 full-time employees. None of our employees are represented by a labor union. We consider our relationship with our employees generally to be good.
Financial Information
See our consolidated financial statements included elsewhere in this Form 10-K and accompanying notes to the consolidated financial statements.
Available Information
We were incorporated in the State of Delaware on February 10, 1995. Our corporate headquarters are located at 441 Charmany Drive, Madison, Wisconsin 53719. Our telephone number is 608-284-5700. Our Internet website address is www.exactsciences.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8‑K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
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

Risks Related to our Business and Business Strategy
We may never become profitable.
We have incurred losses since we were formed. From our date of inception on February 10, 1995 through December 31, 2019, we have accumulated a total deficit of approximately $1.1 billion. We expect to continue investing significantly toward development and commercialization of our colorectal cancer screening technology, our Oncotype DX tests and other products and services. If our revenue does not grow significantly, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
We may need additional capital to execute our business plan.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may require additional capital to fully fund our current strategic plan, which includes successfully commercializing our Cologuard and Oncotype DX tests and developing a pipeline of future products and services.  Additional financing may not be available in amounts or on terms satisfactory to us or at all. Our success in raising additional capital may be significantly affected by general market conditions, the market price of our common stock, our financial condition, uncertainty about the future commercial success of our current products and services, the development and commercial success of future products or services, regulatory developments, the status and scope of our intellectual property, any ongoing litigation, our compliance with applicable laws and regulations and other factors. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our stockholders’ ownership will be diluted, and the market price of our common stock could be depressed. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations, licensing arrangements or other structured financing transactions, we may relinquish rights to our technologies or products or services, grant security interests in our assets or grant licenses to third parties on terms that are unfavorable to us.
Our success depends heavily on our Cologuard colorectal cancer screening test and our Oncotype DX breast cancer test.
For at least the next 12 months, our ability to generate revenues will depend very substantially on the commercial success of our Cologuard and Oncotype DX breast cancer tests. There can be no assurance that we will develop or commercialize any other products or services that will generate significant revenue. The commercial success of our tests and our ability to generate revenues will depend on a variety of factors, including the following:
•acceptance in the medical community;
•inclusion in healthcare guidelines and recommendations, such as those developed by ACS, USPSTF, ASCO, and NCCN and similar guidelines and recommendations outside the United States;
•inclusion in quality measures including the HEDIS measures and the CMS Medicare Advantage Star Ratings;
•recommendations and studies that may be published by government agencies, companies, professional organizations, academic or medical journals or other key opinion leaders;
•patient acceptance and demand;
•patient compliance with orders for our tests by healthcare providers, and patient adherence to recommendations regarding periodic re-testing;
•successful sales, marketing, and educational programs, including successful direct-to-patient marketing such as television advertising and social media;
•the number of patients screened for colorectal cancer, as well as the number of patients who use Cologuard for that purpose;
•number of women diagnosed with breast cancer;
•sufficient coverage and reimbursement by third-party payers within and outside the U.S.
•the existence of federal or state laws that mandate coverage for colorectal cancer screening, the extent to which those laws mandate coverage of Cologuard and the enforcement of those laws;
•the amount and nature of competition from other products and procedures;
•maintaining regulatory approvals to legally market;
•the ease of use of our ordering process for healthcare providers;
•maintaining and defending patent protection for the intellectual property relevant to our products and services; and
•our ability to establish and maintain adequate commercial manufacturing, distribution, sales and CLIA laboratory testing capabilities.

If we are unable to continue to grow sales of our Cologuard and Oncotype DX breast cancer tests or if we are delayed or limited in doing so, our business prospects, financial condition and results of operations would be adversely affected.
Our operating results could be subject to significant fluctuation, which could increase the volatility of our stock price and cause losses to our stockholders.
Our revenues and results of operations may fluctuate significantly, depending on a variety of factors, including the following:
•our success in marketing and selling, and changes in demand for, our Cologuard and Oncotype DX tests, and the level of reimbursement and collection obtained for such tests;
•seasonal variations affecting healthcare provider recommendations for our tests and patient compliance with healthcare provider recommendations, including without limitation holidays, weather events, and circumstances such as the outbreak of influenza that may limit patient access to medical practices for diagnostic tests and preventive services;
•our success in collecting payments from third-party payers, patients and collaborative partners, variation in the timing of these payments and recognition of these payments as revenues;
•the pricing of our tests, including potential changes in CMS or other reimbursement rates;
•circumstances affecting our ability to provide our tests, including weather events, supply shortages, or regulatory or other circumstances that adversely affect our ability to manufacture our tests or process tests in our clinical laboratories;
•fluctuations in the amount and timing of our selling and marketing costs and our ability to manage costs and expenses and effectively implement our business; and
•our research and development activities, including the timing of costly clinical trials.
Other companies or institutions may develop and market novel or improved technologies, which may make our technologies less competitive or obsolete.
We operate in a rapidly evolving and highly competitive industry. There are a number of private and public companies that offer products or have announced that they are developing products that compete, or may one day compete, with ours. Some of our current and potential competitors possess greater brand recognition, financial and other resources and development capabilities than us. As more information regarding cancer genomics becomes available to the public, we anticipate that competition will further increase. We expect to compete with a broad range of organizations in the U.S. and other countries that are engaged in the development, production and commercialization of cancer screening and diagnostic products and services. These competitors include:
•biotechnology, diagnostic and other life science companies;
•academic and scientific institutions;
•governmental agencies; and
•public and private research organizations.
The U.S. market for colorectal cancer and pre-cancer screening is large, consisting of nearly 106 million individuals between the ages of 45 and 85, and has attracted numerous competitors. Our Cologuard test faces competition from procedure-based detection technologies such as colonoscopy, flexible sigmoidoscopy, and “virtual” colonoscopy, a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography), as well as other common screening tests, such as the fecal occult blood test and the fecal immunochemical test, and newer screening technologies. Newer screening technologies include liquid biopsy tests, such as Epi proColon, approved by the FDA in April 2016, and pill-based imaging solutions like PillCam COLON, cleared by the FDA in February 2014.
In addition, some companies and institutions are developing liquid biopsy tests based on the detection of proteins, tumor cells, nucleic acids, epigenetic markers, or other biomarkers in the blood. These tests could represent significant competition for Cologuard or other tests we may develop, including our HCC test. We are aware of a number of companies—including Bioprognos, Cambridge Epigenetix Limited, CellMax, Inc., DiaCarta, EDP Biotech Corporation, Epigenomics AG, Freenome Inc., Genomictree, Glycotest, GRAIL, Inc., Guardant Health, Inc., Immunovia AB, Laboratory for Advanced Medicine, Natera Inc., Nucleix Ltd., Thrive, Inc., Singlera Genomics, and Volition Diagnostics — that have developed, or are developing, liquid biopsy tests for the detection of cancer. Guardant Health, Inc. has begun enrolling patients in a prospective clinical trial intended to support FDA approval, and other companies, including Freenome Inc., are likely to do so in the future.

We also are aware of at least three companies, DiaTech Pharmacogenetics, Prescient Metabiomics, and Geneoscopy, that are seeking to develop, stool-based colorectal cancer tests in the U.S. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.
Similarly our Oncotype DX products compete against a number of companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer. These companies include Agendia Inc., BioTheranostics, GenomeDx Biosciences Inc., Guardant Health, Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), Pacific Edge Limited, NanoString Technologies Inc., NeoGenomics, Inc., OPKO Health, Inc. (and its Bio-Reference Laboratories, Inc. subsidiary), Qiagen N.V. and Veracyte, Inc. Historically, our principal competition for our Oncotype DX tests has also come from existing diagnostic methods used by pathologists and oncologists, and such traditional diagnostic methods can be difficult to change or supplement. Our Oncotype DX tests also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.
For our prostate cancer tests, we face comparatively greater competition than for our breast cancer tests, including competition from products which were on the market prior to our product launch and which are supported by clinical studies and published data. This existing direct and indirect competition for tests and procedures may make it difficult to gain market share, impact our ability to obtain reimbursement or result in a substantial increase in resources necessary for us to successfully continue to commercialize our Oncotype DX GPS prostate test and the Oncotype DX AR-V7 Nucleus Detect test.
We have changed the list price of our Oncotype DX tests in the past, and we expect to change prices for our tests in the future. Any increase or decrease in pricing could impact reimbursement of and demand for our tests. Others may develop lower priced tests that could be viewed by healthcare providers and payers as functionally equivalent to our tests, or offer tests at prices designed to promote market penetration, which could force us to lower the list prices of our tests and impact our operating margins and our ability to achieve sustained profitability. Additionally, our Oncotype DX tests are currently marketed as LDTs, and we may bring future products to market as LDT. Some competitors have developed tests cleared or approved for marketing by the FDA. There may be a marketing differentiation or perception in some markets that an FDA cleared or approved test is more desirable than an LDT, and that may discourage adoption of and reimbursement for our Oncotype DX tests.
We are aware of at least 5 companies that are developing or have developed liquid biopsy-based liver cancer screening or diagnostic tests – Laboratory for Advanced Medicine, JBS Science, EarlyDx, Glycotest and Epigenomics. Epigenomics recently received a CE mark for their HCCBloodTest.
Competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by healthcare providers or patients in other countries.
We may be unable to compete effectively against our competitors either because their products and services are superior or because they may have more expertise, experience, financial resources, or stronger business relationships. These competitors may have broader product lines and greater name recognition than we do. Furthermore, even if we do develop new marketable products or services, our current and future competitors may develop products and services that are more commercially attractive than ours, and they may bring those products and services to market earlier or more effectively than us. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.
If any of our facilities or our laboratory equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.
We currently perform our Cologuard test in two laboratory facilities in Madison, Wisconsin. We manufacture the Cologuard test in a single facility in Madison, Wisconsin. Our headquarters are also located in Madison, Wisconsin.

As we expand the commercialization of products and services and increase the number of tests processed by our laboratory facilities, we believe it may be necessary to both expand our existing laboratory facilities and to add one or more new manufacturing and laboratory facilities in order to increase our manufacturing and processing capacity to meet anticipated demand. During 2018 we expanded the capacity at our first laboratory facility in Madison, Wisconsin to approximately three million Cologuard tests per year. In 2019, we began performing the Cologuard test out of a second laboratory facility in Madison, Wisconsin. We estimate our current annual capacity to perform the Cologuard test at approximately seven million tests per year. We are also in the process of building an additional manufacturing facility and additional warehouse and office space, which are expected to be completed in early 2020. Manufacturing in the new facility is expected to commence during 2020. We are also constructing a new headquarters facility in Madison, Wisconsin, which is expected to be completed in the first quarter of 2020. Failure to complete, or timely complete, these expansion projects, may significantly delay our Cologuard processing times and capabilities, or other operations, which may adversely affect our business, financial condition and results of operation. In addition, our financial condition may be adversely affected if we are unable to complete these expansion projects on budget and otherwise on terms and conditions acceptable to us. Finally, our financial condition will be adversely affected if demand for our products and services does not materialize in line with our current expectations and if, as a result, we end up building excess capacity that does not yield a reasonable return on our investment.
We perform our Oncotype DX tests out of our clinical laboratory facilities in Redwood City, California. Redwood City is situated near active earthquake fault lines and we do not have a redundant facility where we can perform our Oncotype DX tests. If our present, or any future facilities, were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, earthquakes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, it may render it difficult or impossible for us to perform our tests for some period of time and our business could be severely disrupted. Our facilities and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The inability to perform our tests or the backlog of tests that could develop if any of our facilities become inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
In order to rely on a third party to perform certain of our tests, we could only use another facility with established state licensure and CLIA accreditation under the scope of which Oncotype DX tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA certified facility willing to comply with the required procedures, that this laboratory would be willing to perform the tests for us on commercially reasonable terms, or that it would be able to meet our quality or regulatory standards. In order to establish a redundant clinical reference laboratory outside of our Redwood City, California facilities, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take considerable time, to replicate our testing processes or results in a new facility. Additionally, any new clinical reference laboratory facility opened by us would be subject to certification under CLIA and licensing by several states, including California and New York, which could take a significant amount of time and result in delays in our ability to resume operations.
We rely upon certain single-source suppliers and loss or interruption of supply from single-source suppliers could have a disruptive effect on our business.
We purchase certain supplies from third-party suppliers and manufacturers. In some cases, due to the unique attributes of products that are incorporated into our tests, we maintain a single-source supplier relationship. These third parties are independent entities subject to their own unique operational, regulatory compliance, and financial risks that are outside our control. These third parties may not perform their obligations in a timely and cost-effective manner and they may be unwilling to increase production capacity commensurate with demand for our tests or future products or services. Moreover, we may become dependent on other single-source suppliers as we expand and develop our product and service pipeline. The loss of a single-source supplier, the failure to perform by a single-source supplier, the deterioration of our relationship with a single-source supplier or any unilateral modification to the contractual terms under which we are supplied materials by a single-source supplier could have a disruptive effect on our business, and could adversely affect our results of operations.

Failure in our information technology, storage systems or our clinical laboratory equipment could significantly disrupt our operations and our research and development efforts.
Our ability to execute our business strategy depends, in part, on the continued and uninterrupted performance of our information technology (“IT”) systems, which support our operations, including at our clinical laboratories, and our research and development efforts. We are dependent on our IT systems to receive and process test orders, securely store patient health records and deliver the results of our tests. The integrity and protection of our own data, and that of our customers and employees, is critical to our business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, breaches due to employee error and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Any such breach or interruption could compromise our networks and the information stored therein could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, unauthorized access, loss or disclosure could also disrupt our operations, including our ability to:
•process tests, provide test results, bill payers or patients;
•process claims and appeals;
•provide customer assistance services;
•conduct research and development activities;
•collect, process and prepare company financial information;
•provide information about our tests and other patient and healthcare provider education and outreach efforts through our website; and
•and manage the administrative aspects of our business and damage our reputation.
Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, similar U.S. state data protection regulations, including the California Consumer Privacy Act, the E.U. General Data Protection Regulation, or GDPR, and other regulations, the breach of which could result in significant penalties.
In addition, the interpretation and application of consumer, health related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. Genomic Health self-certified with the Department of Commerce for compliance with the U.S.-E.U. Privacy Shield in August 2016, and Exact Sciences self-certified in November 2019. We believe these self-certifications will mitigate customer concerns about overseas data transfers. However there continue to be concerns about whether the Privacy Shield will face additional challenges (similar to those that invalidated the prior Safe Harbor data transfer framework), and it is not guaranteed that companies who have self-certified under the Privacy Shield will be free of additional ongoing scrutiny by E.U. data protection authorities. Compliance with Privacy Shield requirements does not, in addition, equate to compliance with the stringent requirements of the GDPR. European data protection authorities could interpret or apply European data protection law in a manner that is inconsistent with our practices. If so, this could result in prohibitions on processing of data required to perform our tests in Europe or government-imposed fines, or both, which could adversely affect our business. Complying with these various laws could in addition cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
System upgrades and enhancements require significant expenditures and allocation of valuable employee resources. We recently deployed SAP SE and Epic Systems Corporation (“Epic”) software in our Madison, Wisconsin based operations and expect additional significant software upgrades and roll-outs in the next 12 months and beyond. We expect that Epic’s software will handle multiple components of our information technology system, from order entry all the way through revenue cycle and customer care. We continue to evaluate options to integrate Genomic Health's information technology systems and the schedule for conducting any such integration activities. Differences in software and systems across our operations may create complexity and compatibility problems. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, integrating new systems, protecting confidential patient information, and improving service levels will not be delayed or that additional systems issues will not arise in the future. Failure to adequately protect and maintain the integrity of our information systems issues and data may result in a material adverse effect on our financial position, results of operations and cash flows.

We rely on courier delivery services to transport Cologuard collection kits to patients and samples for all of our tests back to laboratory facilities for analysis. If these delivery services are disrupted or become prohibitively expensive, customer satisfaction and our business could be negatively impacted.
In most cases, we ship Cologuard collection kits to patients, and patients ship samples to our Madison, Wisconsin laboratory facilities for analysis, by air and ground express courier delivery service. Additionally, medical providers typically ship samples for Oncotype DX testing to our laboratory facilities in Redwood City, California via air and ground express courier delivery service. Disruptions in delivery service, whether due to bad weather, natural disaster, labor disruptions, terrorist acts or threats, or for other reasons, can adversely affect customer satisfaction, specimen quality and our ability to provide our services on a timely basis. If the courier delivery services that transport Cologuard collection kits or other test samples institute significant price increases, our profitability would be negatively affected and we may need to identify alternative delivery methods, if possible, modify our service model, or attempt to raise our pricing, which may not be possible with regard to Medicare claims or commercially practicable with regard to commercial claims.
If we use hazardous materials in a manner that causes injury, we could be liable for damages.
Our activities currently require the use of hazardous materials and medical specimens. We cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling or disposal of these materials or specimens. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products, as well as regulations relating to the safety and health of laboratory employees. The cost of compliance with these laws and regulations may become significant and could negatively affect our operating results.
The success of our business is substantially dependent upon the efforts of our senior management team and our ability to attract and retain personnel.
Our success depends largely on the skills, experience and performance of key members of our senior management team. Our executives are critical to directing and managing our growth and development in the future. Our success is substantially dependent upon our senior management’s ability to lead our company, implement successful corporate strategies and initiatives, develop key relationships, including relationships with collaborators and business partners, and successfully commercialize products and services. If we were to lose any of our senior management team, we may experience difficulties in competing effectively, developing our technologies and implementing our business strategies.
Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. Our research and development programs, commercial laboratory operations and information technology infrastructure depend on our ability to attract and retain highly skilled personnel. We may not be able to attract or retain qualified talent due to the competition for qualified personnel among life science and technology businesses, particularly in the San Francisco Bay Area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. In addition, our success depends on our ability to attract and retain salespeople with extensive experience in primary care, oncology, gastroenterology and urology and close relationships with healthcare providers and other hospital personnel. All of our employees in the U.S. are at will, which means that either we or the employee may terminate their employment at any time. If we are not able to attract and retain the necessary personnel, our business and operating results could be harmed.
Our business and reputation will suffer if we are unable to establish and comply with, stringent quality standards to assure that the highest level of quality is observed in the performance of our tests.
Inherent risks are involved in providing and marketing cancer tests and related services. Patients and healthcare providers rely on us to provide accurate clinical and diagnostic information that may be used to make critical healthcare decisions. As such, users of our tests may have a greater sensitivity to errors than users of some other types of products and services.
We must maintain top service standards and FDA-mandated and other quality controls. Past or future performance or accuracy defects, incomplete or improper process controls, excessively slow turnaround times, unanticipated uses of our tests or mishandling of samples or test results (whether by us, patients, healthcare providers, courier delivery services or others) can lead to adverse outcomes for patients and interruptions to our services. These events could lead to voluntary or legally mandated safety alerts relating to our tests or our laboratory facilities and could result in the removal of our products and services from the market or the suspension of our laboratories' operations. Insufficient quality controls and any resulting negative outcomes could result in significant costs and litigation, as well as negative publicity that could reduce demand for our tests and payers’ willingness to cover our tests. Even if we maintain adequate controls and procedures, damaging and costly errors may occur.
Product and professional liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages and increases in our insurance rates.
The sale and use of our tests could lead to product or professional liability claims. We may also be subject to liability for errors in the test results we provide to healthcare providers or for a misunderstanding of, or inappropriate reliance upon, the information we provide. Claims could also arise out of clinical studies we may conduct or any of our other activities. A product or professional liability claim could result in substantial damages, be costly and time consuming to defend, and cause material harm to our business, reputation or financial condition. We cannot assure you that our liability insurance would protect our assets from the financial impact of defending a product or professional liability claim. Any claim brought against us, with or without merit, could increase our liability insurance rates or prevent us from securing insurance coverage in the future.
Our inability to manage growth could harm our business.
In connection with the commercialization of our tests, we have added, and expect to continue to add personnel in the areas of sales and marketing, laboratory operations, billing and collections, quality assurance and compliance. Our number of full-time employees has increased from 1,268, as of December 31, 2017, to 1,977, as of December 31, 2018 and to 4,110, as of December 31, 2019. In particular, we added 896 employees in 2019 in connection with our combination with Genomic Health. Further, as we build our commercialization efforts and expand research and development activities for new products and services, the scope and complexity of our operations is increasing significantly. As a result of our growth, our operating expenses and capital requirements have also increased, and we expect that they will continue to increase significantly. Our ability to manage our growth effectively requires us to expend funds to improve our operational, financial and management controls, reporting systems and procedures. As we move forward in commercializing our tests, we will also need to effectively manage our growing manufacturing, laboratory operations and sales and marketing needs. We are continuing to expand our current facilities and add new facilities to support anticipated demand for our tests and anticipated growth in our personnel. We face various risks in managing these expansion efforts, including financing, construction delays, budget management, quality control, design efficiency, and transition execution. If we are unable to manage our anticipated growth effectively, our business could be harmed.
We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.
We have recently undertaken certain acquisition activities. In October 2018, we acquired the stock of Biomatrica, Inc., and in November 2019, we completed our combination with Genomic Health. Certain risks may exist as a result of these acquisition activities, including, among others, that:
•we may encounter potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the closing of the acquisitions and the subsequent integration;
•we may be unable to successfully integrate the acquired business into our business;
•we may lose key employees;
•our management’s attention may be diverted;
•our expenses may be increased and our cash available for operations and other uses may be reduced;
•we may encounter unforeseen risks associated with contracts containing consent and/or other provisions that may be triggered by the acquisitions;
•we may be unable to realize the anticipated benefits of the acquisitions or do so within the anticipated timeframe;
•our future results will suffer if we do not effectively manage our expanded operations; and
•the market price of our common stock may decline as a result of the acquisitions.

In the future, we may enter into transactions to acquire other businesses, products, services or technologies. Because we have only made a limited number of acquisitions to date, our ability to do so successfully is unproven. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by investors, healthcare providers, patients and others. In addition to the risks outlined above, we may decide to incur debt in connection with an acquisition or issue our common stock or other securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.
International expansion of our business exposes us to business, regulatory, political, operational, financial, compliance and economic risks associated with doing business outside of the U.S.
Our business strategy incorporates international expansion, which includes growing our direct sales and healthcare provider outreach and education capabilities outside of the U.S. and developing our relationships with international payers and distributors. Additionally, we are in the process of developing an IVD version of our Oncotype DX Breast Recurrence Score test, which we expect will be initially made available in Europe. Doing business internationally involves a number of risks, including:
•difficulties in complying with multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, data protection laws, regulatory requirements and other governmental approvals, permits and licenses;
•significant competition from local and regional product offerings;
•difficulties in complying with unclear product regulations in various jurisdictions, including the changing regulation in Europe with regard to medical device and IVD regulations;
•difficulties in staffing and managing foreign operations;
•complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•logistics and regulations associated with shipping tissue samples or complying with local regulations concerning the analysis of tissue, including infrastructure conditions and transportation delays;
•limits in our ability to penetrate international markets if we are not able to process tests locally;
•lack of intellectual property protection in certain markets;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our tests and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over the activities of our salesforce and distributors that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws or regulations, such as the U.K. Anti-bribery Act and the U.K. Criminal Finances Act.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our financial condition and results of operations.
Risks Relating to Governmental Regulation and Reimbursement
We face uncertainty related to healthcare reform, pricing, coverage and reimbursement, which could reduce our revenue.
Healthcare reform laws, including the Patient Protection and Affordable Care Act (the “ACA”) and the Protecting Access to Medicare Act of 2014 (“PAMA”), are significantly affecting the U.S. healthcare and medical services industry. Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the ACA, elimination of penalties regarding the individual mandate for coverage, or approval of health plans that allow lower levels of coverage for preventive services, could materially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs and devices, including our current and future products and services. The ACA has also been the subject of various legal challenges and in December 2018, a federal district court in Texas found that the ACA’s “individual mandate” was unconstitutional such that the whole of the ACA is invalid. The decision was appealed and, in December 2019, the Fifth Circuit Court of Appeals affirmed certain portions of the district court’s decision, but remanded to the district court to determine if any portions of the ACA may still be valid. If the plaintiffs in this case, or in any other case challenging the ACA, are ultimately successful, insurance coverage for Cologuard could be materially and adversely affected. Any change in reimbursement policy could result in a change in patient cost-sharing, which could adversely affect a provider’s willingness to prescribe and patient’s willingness and ability to use our Cologuard test and any other product or service we may develop. Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payers from covering certain kinds of medical products and services, particularly newly developed technologies, such as our Cologuard test or other products or tests we may develop in the future. We cannot predict whether future healthcare reform initiatives will be implemented at the federal or state level or the effect any such future legislation or regulation will have on us. The taxes imposed by new legislation, cost reduction measures and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
PAMA presents significant uncertainty for future CMS reimbursement rates for our tests. Because Medicare currently covers a significant number of our patients, any reduction in the CMS reimbursement rate for our tests would negatively affect our revenues and our business prospects. Under PAMA, CMS reimbursement rates for clinical diagnostic laboratory tests are updated every three years, or annually for clinical laboratory tests that are considered "advanced diagnostic laboratory tests". The CMS reimbursement rates for clinical diagnostic laboratory tests are updated based on the volume-weighted median of private payer rates for each clinical diagnostic laboratory test based on data submitted by certain applicable laboratories. Based on current regulations, we expect that the current CMS reimbursement rate for our Cologuard and Oncotype DX tests will remain unchanged until December 2021 and then will be reset for calendar years 2022-2024 based on the volume-weighted median of private payer rates for Cologuard during the data collection period from January 1, 2019 to June 30, 2019. Laboratories that fail to report or erroneously report required payment information may be subject to substantial civil money penalties. There can be no assurance under PAMA that adequate CMS reimbursement rates will continue to be assigned to our tests. Congress could modify or repeal PAMA in the future or CMS could modify regulations under PAMA, and any such action could have the effect of reducing the CMS reimbursement rate for our tests. Further, it is possible that Medicare or other federal payers that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.
Coverage of Cologuard and other screening products that we may develop may also depend, in whole or in part, on whether payers determine, or courts and/or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain cancer screening services. For example, Section 2713 of the ACA mandates that certain health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing (“ACA Mandate”). Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing. Following the June 2016 update to the USPSTF colorectal cancer screening recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years for average risk individuals between the ages of 50 and 75 without patient cost-sharing. While we believe the ACA Mandate requires most health insurers to cover Cologuard for most patients between the ages of 50 and 75 without patient cost-sharing, some health insurers have disagreed and determined not to cover Cologuard and others may take that position in the future. It may be difficult for us or patients to enforce the ACA Mandate directly, and we may need to rely on states to take enforcement action, which they may choose not to do. It is also possible that the ACA Mandate will be repealed or overturned or significantly modified in the future.
Several states have laws mandating coverage for preventive services, such as colorectal cancer screening services, applicable to certain health insurers. However, not all of these laws apply to Cologuard and not all of these laws presently mandate coverage for patients within the 45-49 age range. We and payers may disagree about how these mandates apply to Cologuard and we may find the mandates difficult to enforce. Further, if the ACA is repealed, replaced or overturned, or even if it is not, states may decide to modify their laws, which may include repeal of those coverage mandates that we believe currently apply to Cologuard.

Outside of the U.S., we largely depend on public or government-controlled payers for coverage of our Oncotype DX tests. As compared to many more routine diagnostic tests, our Oncotype DX tests are more complicated, expensive and are performed in central, specialized lab. In order to accommodate the unique characteristics of our Oncotype DX tests, public payers in certain non-U.S. markets have designed reimbursement frameworks specifically for our tests. These payers could decide to modify or discontinue these special frameworks, potentially leading to lower reimbursement prices or the impossibility of providing the test in the market. These changes could also impose additional administrative burdens on us, such as complex public tendering procedures, or on ordering physicians, which could adversely affect the number of payers covering the test or the number of orders placed. Public payers could condition reimbursement of our tests upon performance of our tests locally or, even in laboratories owned or operated by the payers. Any such change would adversely affect our ability to continue to serve those patients through our centralized labs in Redwood City, California. We are developing an IVD version of the Oncotype DX Breast Recurrence Score test, which could be performed locally by laboratory partners and in hospitals around the world, however those developments efforts may be unsuccessful and any IVD version we may develop may not be approved by regulators or accepted by payers or patients.
If third-party payers, including managed care organizations, do not approve and maintain reimbursement for our Cologuard and Oncotype DX tests at adequate reimbursement rates, our commercial success could be compromised.
Our commercial success depends, in large part, on the availability of adequate reimbursement from government insurance plans, managed care organizations and private insurance plans. Although we received a positive coverage decision and what we believe is an adequate reimbursement rate from CMS for our Cologuard test, it is also critical that other third-party payers approve and maintain reimbursement for our Cologuard test at adequate reimbursement rates. Healthcare providers may be reluctant to prescribe, and patients may be reluctant to complete, our tests if they are not confident that patients will be reimbursed for our tests.
Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products. As a result, there is uncertainty surrounding the future level of reimbursement, if any, for our current tests and any new tests we may develop. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are: sufficiently sensitive and specific; not experimental or investigational; approved or recommended by the major guidelines organizations; subject to applicable federal or state coverage mandates; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.
Our Oncotype DX Breast Recurrence Score test has received certain negative assessments in the past relating to technology criteria for clinical effectiveness and appropriateness for use in patients with N+ disease, and our tests may receive similar negative assessments in the future. Since each payer makes its own decision as to whether to establish a policy to reimburse our tests, seeking these approvals is a time-consuming and costly process. To date, we have positive coverage determinations for our Oncotype DX breast cancer test for N-, ER+ patients from most third party payers in the United States through contracts, agreements or policy decisions. We cannot be certain that coverage for this test will be provided in the future by additional third party payers or that existing contracts, agreements or policy decisions or reimbursement levels, including tests processed as out of network, will remain in place or be fulfilled within existing terms and provisions.
We have obtained limited reimbursement from private third-party payers in the U.S. for our Oncotype DX colon cancer test and for our Oncotype DX breast cancer test for N+ and DCIS patients. Until further clinical data is presented, our N+ and DCIS indication for our breast cancer test and our colon cancer test may be considered investigational by payers and therefore may not be covered under their reimbursement policies.
We have obtained Medicare reimbursement coverage for our Oncotype DX GPS prostate cancer test for low and very-low risk patients and for favorable intermediate risk patients. However, we may not be able to obtain Medicare reimbursement coverage for this test for patients with different risk profiles or obtain other third-party payer reimbursement for our tests for patients with colon or prostate cancer or with N+ breast cancer or DCIS that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER+ patients.
Under the terms of the coverage determinations for our Oncotype DX GPS prostate cancer test, coverage for the test for patients with certain risk profiles is limited to tests ordered by healthcare providerns who agree to participate in a Certification and Training Registry, or CTR, and to provide certain information about Medicare beneficiaries who receive our test. If healthcare providers do not timely submit necessary information as part of participating in the CTR, the timeframe in which we are reimbursed and recognize revenue for those tests may be accordingly delayed.

From time to time payers change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. Additionally, on a five-year rotational basis, Medicare requests bids for its regional Medicare Administrative Contractor, or MAC, services. In September 2013, the claims processing function for the jurisdiction in which we process Oncotype DX tests transitioned from Palmetto to Noridian Healthcare Solutions, although coverage determinations for those tests remain with Palmetto at this time through the MolDx Program. Future changes in the MAC with jurisdiction over our tests may affect our ability to obtain Medicare coverage and reimbursement for tests for which we have or may seek coverage.
Moreover, coverage determinations and reimbursement rates are subject to change, and we cannot guarantee that even if we initially achieve adequate coverage and reimbursement rates for our Cologuard and Oncotype DX tests, they will be continue to apply in the future. As noted above, under PAMA, our Medicare reimbursement rates will be subject to adjustment based on our volume-weighted median commercial reimbursement rate. Any reduction in our Medicare reimbursement rates could significantly and adversely affect our business prospects, financial condition and results of operations.
Even where a third-party payer agrees to cover one of our tests, other factors may have a significant impact on the actual reimbursement we receive from that payer. For example, if we do not have a contract with a given payer, we may be deemed an “out-of-network” provider by that payer, which could result in the payer allocating a portion of the cost of the test to the patient, notwithstanding any applicable coverage mandate. We may be unsuccessful in our efforts to enter into, or maintain, a network contract with a given payer, and we expect that our network status with a given payer may change from time to time for a variety of reasons, many of which may be outside our control. To the extent one of our tests is out of network for a given payer, healthcare providers may be less likely to prescribe that test for their patients and their patients may be less likely to comply with those prescriptions that are written. Also, some payers may require that they give prior authorization for a test before they are willing to pay for it or review claims post-service to ensure the service was medically appropriate for specific patients. Prior authorization and other medical management practices may require that we, patients or healthcare providers provide the payer with extensive medical records and other information. Prior authorization and other medical management practices impose a significant additional cost on us, may be difficult to comply with given our position as a laboratory that generally does not have direct access to patient medical records, may make healthcare providers less likely to prescribe our tests for their patients, and may make patients less likely to comply with healthcare provider orders for our tests, all or any of which may have an adverse effect on our revenues.
Because of Medicare billing rules or changes in Medicare billing rules and processes, we may not receive reimbursement for all tests provided to Medicare patients or may experience delays in receiving payments.
Under Medicare billing rules, payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital patients at the time the tumor tissue samples were obtained and whose tests were ordered less than 14 days from discharge must be bundled into the payment that the hospital receives for the services provided. Effective January 1, 2018, CMS changed its rules to permit laboratories that perform molecular pathology tests on specimens collected during a hospital outpatient stay to bill Medicare directly for such tests if they were performed following a hospital outpatient's discharge from the hospital outpatient department. The rule remains unchanged with respect to payment for our Oncotype DX tests performed on Medicare beneficiaries who were hospital inpatients at the time the tumor tissue was collected and whose tests were ordered less than 14 days from discharge – payment for those tests must be bundled into the payment that the hospital receives for its services provided. In these circumstances, hospitals are required to furnish services such as our tests as “services furnished under arrangements between a provider and an outside vendor” and only the hospital may bill Medicare for such tests. Under these circumstances, where the date of service for Medicare billing purposes is the date the specimen was collected and such date is within 14 days of inpatient discharge, we are required to bill hospitals for such tests. We refer to this rule, as it has been in effect and most recently amended as of January 1, 2018, as the Medicare Date of Service billing regulation.
These billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients or even non-Medicare patients. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments or receiving payments that are less than the original invoice. When hospitals disclaim responsibility for, or delay payment of, our bills for tests affected by the Medicare Date of Service rule, and when our collection efforts are unsuccessful, we may be forced to accept payments from hospitals that are less than the original invoice or we may be unable to collect from hospitals at all. Our inability to successfully collect payment from a hospital financially responsible for a test affected by the Medicare Date of Service rule may lead us to reject orders from that hospital that implicate the Medicare Date of Service billing regulation until any outstanding bills are paid. Compared to our breast cancer tests, a greater proportion of eligible patients for our colon and prostate Oncotype DX tests are covered by Medicare. We cannot assure you that Medicare will continue the Medicare Date of Service billing regulation in its current form, that Medicare will not seek to include molecular pathology tests in hospital outpatient bundling rules in the future, or that other payers will not adopt similar billing rules. As described in Item 3 – Legal Proceedings, the United States Department of Justice is investigating Genomic Health’s compliance with the Medicare Date of Service billing regulation. An adverse outcome could include our being required to pay treble damages, incur civil and criminal penalties, paying attorneys’ fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.
If we are unable to obtain or maintain adequate reimbursement for our Oncotype DX tests outside of the U.S., our ability to expand internationally will be compromised.
The majority of our international Oncotype DX breast, prostate and colon cancer test revenues come from direct payer reimbursement, payments from our distributors, and patient self-pay. In many countries outside of the U.S., various coverage, pricing and reimbursement approvals are required for our tests to be available to patients. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payers in countries outside of the U.S., and our efforts may not be successful.
Even if public or private reimbursement is obtained, it may cover competing tests, or the reimbursement may be conditioned upon local performance of the tests or other requirements we may have difficulty satisfying. We are developing an IVD version of our Oncotype DX Breast Recurrence Score test. We intend for the IVD version to be performed locally by laboratory partners and in hospitals. However, delays or failures in the development, validation, regulatory approval, or commercialization of the IVD device could have a significant negative effect on the business in countries requiring local performance. Even if we are able to successfully launch, an IVD version of our Oncotype DX Breast Recurrence Score test outside of the U.S., an IVD version of our test may be less commercially successful than we would hope. Local laboratories may not perform the IVD test with the same level of quality as we do in our centralized labs in Redwood City, California, which could damage the reputation of our tests and our company. Also, our costs to provide an IVD version of our Oncotype DX tests could be higher than our costs to provide our current versions, while our reimbursement rates for IVD tests could be lower.
Reimbursement levels outside of the U.S. may vary considerably from the domestic reimbursement amounts we receive. In addition, because we rely on distributors to obtain reimbursement for our tests in certain countries outside of the U.S., to the extent we do not have direct reimbursement arrangements with payers, we may not be able to retain reimbursement coverage in those countries if our agreement with a distributor is terminated or expires, if a distributor fails to pay us or for other reasons. We may also be negatively affected by the financial instability of, and austerity measures implemented by, several countries in the European Union and elsewhere.
If we fail to meet any applicable requirements of CLIA or similar state laws, that failure could adversely affect any future payer consideration of our technologies, prevent their approval entirely, and/or interrupt the commercial sale and/or marketing of any products and services and otherwise cause us to incur significant expense.
We and certain laboratories with whom we collaborate are subject to federal and state laws and regulations regarding the operation of clinical laboratories. Federal CLIA requirements and laws of certain states, including New York, impose certification requirements for clinical laboratories, establish standards for quality assurance and quality control, among other things. Some state laws restrict laboratory marketing activities, which may adversely affect our ability to market our laboratory services. Clinical laboratories are subject to inspection by regulators, and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If we or our third party partners fail to meet any applicable requirements of CLIA or state law, that failure could adversely affect any payer consideration of our current or future technologies, prevent their approval entirely, and/or interrupt the commercial sale and/or marketing of any products and services and otherwise cause us to incur significant expense.

We must maintain FDA approval for Cologuard and compliance with applicable FDA requirements; failure to maintain compliance with FDA requirements may prevent or delay the development, marketing or manufacturing of our Cologuard test, or future improvements to that test.
As a condition of the FDA approval of our Cologuard test, we were required to conduct a post-approval study. We anticipate that the post-approval study will conclude and final results presented to FDA in late 2020. The study has required, and will continue to require, significant funding and resources. There is a risk that the FDA may modify or withdraw the approval of Cologuard if the results of this post-approval study are not satisfactory or are inconsistent with previous studies. We have relied on third parties, such as contract research organizations, medical institutions and clinical investigators to conduct the post-approval study. We have limited control over the activities of these third parties and the post-approval study may be delayed or halted prior to its completion for reasons outside our control.
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
We may develop new tests that are regulated by the FDA as medical devices or laboratory developed tests. Unless otherwise exempted, medical devices must receive either FDA regulatory approval or clearance before being marketed in the U.S. The FDA determines whether a medical device will require either regulatory approval or clearance based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product. The process to obtain either regulatory approval or clearance will likely be costly, time-consuming and uncertain. However, we believe the regulatory approval process is generally more challenging than the clearance process. Even if we design a product that we expect to be eligible for the regulatory clearance process, the FDA may require that the product undergo the regulatory approval process. There can be no assurance that the FDA will ever permit us to market any new product that we develop. Even if regulatory approval or clearance is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of any new medical device.
FDA regulatory approval or clearance is not just required for new medical devices we develop, but would also be required for certain enhancements we may seek to make to our Cologuard test.
Delays in receipt of, or failure to obtain, clearances or approvals could materially delay or prevent us from commercializing our products or result in substantial additional costs that could decrease our profitability. In addition, even if we receive FDA clearance or approval for a new or enhanced product, the FDA may condition, withdraw or materially modify its clearance or approval.

If the FDA were to change its position with respect to its regulation of the laboratory developed tests we offer or may seek to offer in the future, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our tests.
The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other medical devices used by clinical laboratories to perform diagnostic testing. Clinical laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, frequently develop internal laboratory developed tests, or “LDTs” to provide diagnostic results to customers. LDTs are subject to CMS oversight through its enforcement of CLIA. The FDA has also claimed regulatory authority over all LDTs, but indicates that it has exercised enforcement discretion with regard to most LDTs offered by CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices. In Vitro Diagnostics (IVD) like our Cologuard test are regulated as medical devices by the FDA. We believe that our Oncotype DX tests are not diagnostic kits and also believe that they are LDTs that are subject to regulation under CLIA and applicable state laws. As a result, we believe our Oncotype DX products fall within the scope of FDA's exercise of enforcement discretion and should not be subject to FDA oversight or review under current FDA guidelines. Packaging requirements for receipt of tumor tissue for our Oncotype DX products may be subject to regulation under Department of Transportation, International Air Transport Association, and other state, regional, or local laws.
At various times since 2006, the FDA has issued documents outlining its intent to require varying levels of FDA oversight of many LDTs, including our tests. For example, in October 2014, the FDA published two draft guidance documents describing a proposed risk-based framework under which the FDA might regulate LDTs. The FDA’s draft framework proposed, among other things, premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared diagnostics currently on the market. In November 2015, the FDA issued a report citing evidence for the need for additional regulation of LDTs and stated the FDA is continuing to work to finalize premarket review requirements for LDTs. However, in November 2016 the FDA announced it would not issue a final guidance for LDTs. In January 2017, the FDA issued a Discussion Paper on LDTs, which confirmed it would not finalize its guidance on the regulation of LDTs to allow more time for public discussion and time for the congressional authorizing committees to develop a legislative solution. It is unclear at this time if or when the FDA will finalize its plans to end enforcement discretion for LDTs; however, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.
In addition, legislative proposals addressing oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time in the future. Notably, in December 2018, Congress released a bill, the Verifying Accurate Leading-edge IVCT Development Act, which would impose a risk-based regulatory framework for LDTs that would require certain pre-approvals through FDA, similar to past FDA proposed frameworks for the regulation of LDTs. However, it remains unknown whether Congress will enact this or any other legislation regulating LDTs and, if so, what regulatory approach Congress and FDA will adopt. Accordingly, we cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our Oncotype DX tests or new tests we develop, whether through finalization of guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our Oncotype DX tests or to develop and introduce new LDTs.
If pre-market review is required for our current LDTs, our business could be negatively impacted in the U.S. until such review is completed and clearance or approval is obtained, and the FDA could require that we stop selling our tests pending pre-market clearance or approval.
If our Oncotype DX tests are allowed to remain on the market but there is uncertainty about the regulatory status of such tests, if they are labeled investigational by the FDA, or if labeling claims the FDA allows us to make are more limited than the claims we currently make, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and submitting a pre-market clearance notice or filing a pre-market approval application with the FDA. If pre-market review is required by the FDA, there can be no assurance that our LDTs will be cleared or approved on a timely basis, if at all, nor can there be assurance that the labeling claims cleared or approved by the FDA will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our LDTs. Ongoing compliance with FDA regulations with respect to our current LDTs would increase the cost of conducting our business, and subject us to inspection by and the regulatory requirements of the FDA, for example registration and listing and medical device reporting, and penalties in the event we fail to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our LDTs if we determine that doing so would be appropriate.

We cannot predict the ultimate timing or form of final FDA guidance, legislation or regulation of LDTs and the potential impact on our existing tests, our tests in development or the materials used to perform our tests. While we qualify all materials used in our LDTs according to CLIA regulations, we cannot be certain that the FDA will not enact rules or guidance documents that could impact our ability to purchase certain materials necessary for the performance of our LDTs, such as products labeled for research use only. Should any of the reagents obtained by us from suppliers and used in conducting our LDTs be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying and limiting or prohibiting the purchase of reagents necessary to perform testing.
If we were required to conduct additional clinical trials prior to continuing to sell our current LDTs or launching any other LDTs we may develop, those trials could result in delays or failure to obtain necessary regulatory approvals or clearances, which could harm our business.
If the FDA decides to regulate any of our LDTs, it may require additional pre-market clinical testing before clearing or approving such tests for commercial sales. Such pre-market clinical testing could delay the commencement or completion of other clinical testing, significantly increase our test development costs, delay commercialization of any future LTDs, and interrupt sales of our current LTDs. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.
We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of those trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform certain aspects of the trials. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our LDTs. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our LDTs, or to achieve sustained profitability.
We are subject to numerous U.S. and foreign laws and governmental regulations, and any governmental enforcement action may materially affect our financial condition and business operations.
We are subject to regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including:
•Medicare billing and payment regulations applicable to clinical laboratories;
•the Federal Anti-Kickback Statute and state anti-kickback prohibitions and the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”);
•the Federal Physician Self-Referral Law, commonly known as the Stark Law, and the state equivalents;
•the Federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”) and the California Consumer Privacy Act of 2018;
•the Medicare civil money penalty and exclusion requirements;
•the Federal False Claims Act civil and criminal penalties and state equivalents; and
•the Foreign Corrupt Practices Act, the United Kingdom Anti-bribery Act, the GDPR, and the E.U. In Vitro Diagnostic Device Regulation, all of which apply or will apply to our international activities.
The U.S. Attorney’s Offices have increased their scrutiny over the healthcare industry in recent years. The U.S. Congress, Department of Justice, Office of Inspector General of the Department of Health and Human Services, and Department of Defense have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal litigation against, healthcare companies, related to financial arrangements with healthcare providers, regulatory compliance, product promotional practices, and documentation, coding and billing practices. In addition, the Federal False Claims Act and state equivalents have led to whistleblowers filing numerous qui tam civil lawsuits against healthcare companies, in part, because a whistleblower can receive a portion of any amount obtained by the government through such a lawsuit.

Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which could entail significant obligations and costs. As described further in Item 3 – Legal Proceedings, we are being investigated by the United States Department of Justice related to our compliance with the Medicare Date of Service billing regulation. An adverse outcome could include our being required to pay treble damages, incur attorneys’ fees and penalties, and suffer other adverse consequences such as a corporate integrity agreement that could materially and adversely affect our business, financial condition and results of operations.
We have adopted policies and procedures designed to comply with these laws. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could lose the ability to bill for our tests and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
Our business is subject to various complex laws and regulations applicable to clinical diagnostics. We could be subject to significant fines and penalties if we or our partners fail to comply with these laws and regulations.
As a provider of clinical diagnostic products and services, we and our partners are subject to extensive and frequently changing federal, state, local and foreign laws and regulations governing various aspects of our business. In particular, the clinical laboratory and healthcare industry is subject to significant governmental certification and licensing regulations, as well as federal, state and foreign laws regarding:
•test ordering and billing practices;
•marketing, sales and pricing practices;
•health information privacy and security, including HIPAA and comparable state laws;
•insurance;
•anti-markup legislation; and
•consumer protection.
We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission, or FTC, and advertising of laboratory services is regulated by certain state laws. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC or state law requirement could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA, FTC and state regulation. We incur various costs in complying and overseeing compliance with these laws and regulations. The growth of our business and sales organization, the acquisition of additional businesses or products and services and our expansion outside of the U.S. may increase the potential of violating these laws, regulations or our internal policies and procedures.
Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments and healthcare laws and regulations are subject to change. Development of the existing commercialization strategy for our tests and planned development of products in our pipeline has been based on existing healthcare policies. We cannot predict what additional changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

If we or our partners, including Pfizer, fail to comply with these laws and regulations, we could incur significant fines and penalties and our reputation and prospects could suffer. Additionally, any such partners could be forced to cease offering our products and services in certain jurisdictions, which could materially disrupt our business. As described further in Item 3 – Legal Proceedings, the U.S. Department of Justice is investigating Genomic Health's compliance with the Medicare Date of Service billing regulation. An adverse outcome could include our being required to pay treble damages, incur civil and criminal penalties, paying attorneys’ fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.
Due to billing complexities in the diagnostic and laboratory service industry, we may not be able to collect payment for the tests we perform.
Billing for diagnostic and laboratory services is a complex process. Laboratories bill many different payers including patients, private insurance companies, Medicare, Medicaid, and employer groups, all of which have different billing requirements. We are continuing to work with third-party payers to cover and reimburse our tests.  If we are unsuccessful, we may not receive payment for the tests we perform for patients on a timely basis, if at all, and we may not be able to provide services for patients with certain healthcare plans. We may have to litigate to enforce coverage obligations under Medicare laws and laws that mandate coverage for certain screening or diagnostic tests or to enforce contractual coverage obligations.  Such litigation may be costly, may divert management attention from other responsibilities, may cause payers, including those not directly involved in the litigation, to resist contracting with us, and may ultimately prove unsuccessful for a variety of reasons. We may face lawsuits by government or commercial payers if they believe they have overpaid us for our test services or as a result of other circumstances.  We may face write-offs of doubtful accounts, disputes with payers and patients, and long collection cycles. We may face patient dissatisfaction, complaints or lawsuits, including to the extent our tests are not fully covered by insurers and patients become responsible for all or part of the price of the test. As a result, patient demand for our tests could be adversely affected. To the extent patients express dissatisfaction with our billing practices to their healthcare providers, those healthcare providers may be less likely to prescribe our tests for other patients, and our business would be adversely affected.
Even if payers do agree to cover our tests, our billing and collections process may be complicated by the following and other factors, which may be beyond our control:
•disputes among payers as to which payer is responsible for payment;
•disparity in coverage among various payers or among various healthcare plans offered by a single payer;
•payer medical management requirements, including prior authorization requirements;
•differing information and billing requirements among payers; and
•failure by patients or healthcare providers to provide complete and correct billing information.
Sometimes, when we have a contract with a commercial payer to cover our tests, we are not permitted to bill patients insured by that payer for amounts beyond deductibles, co-payments and co-insurance as prescribed in the coverage agreement between the payer and the patients. Therefore, when such contracted payers do not pay us our full, contracted rate for a test, for example, for failure to satisfy prior-authorization or other payer medical management requirements, we may not be permitted to collect the balance from the patient and our business is adversely impacted.
The uncertainty of receiving payment for our tests and complex laboratory billing processes could negatively affect our business and our operating results.

Some of our activities may subject us to risks under federal and state laws prohibiting ‘kickbacks’ and false or fraudulent claims.
In addition to FDA marketing and promotion restrictions, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare product and service industry and to regulate billing practices and financial relationships with healthcare providers, hospitals and other healthcare providers. These laws include a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce healthcare providers or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices and providers of laboratory services by limiting the kinds of financial arrangements, including sales programs, that may be used with hospitals, healthcare providers, laboratories and other potential purchasers or prescribers of medical devices and laboratory services. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed.
In 2018, Congress passed EKRA as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the Medicare/Medicaid anti-kickback law, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. However, unlike the Medicare/Medicaid anti-kickback law, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. In addition, while the Medicare/Medicaid anti-kickback law includes certain exceptions that are widely relied upon in the healthcare industry, not all of those same exceptions apply under EKRA. Because EKRA is a relatively new law, there is no agency guidance or court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with healthcare providers, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA.
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
Some of our activities may subject us to risks under foreign laws prohibiting ‘kickbacks’ as well as the Foreign Corrupt Practices Act.
Many countries in which we offer our tests in have anti-kickback regulations prohibiting providers from offering, paying, soliciting or receiving remuneration, directly or indirectly, in order to induce business that is reimbursable under any national healthcare program. In situations involving healthcare providers employed by state-funded institutions or national healthcare agencies, violation of the local anti-kickback law may also constitute a violation of the U.S. Foreign Corrupt Practices Act, or FCPA.

The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity from offering or providing, directly or through a third party, including the distributors we rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.
The standard of intent and knowledge in the anti-bribery cases is minimal, and intent and knowledge are usually inferred from that fact that bribery took place. The accounting provisions do not require intent. Violations of the FCPA’s anti-bribery provisions for corporations and other business entities may result in a fine of up to $2 million and officers, directors, stockholders, employees, and agents are subject to a fine of up to $100,000 and imprisonment for up to five years. Other countries, including the United Kingdom and other OECD Anti-Bribery Convention members, have similar anti-corruption regulations, such as the United Kingdom Bribery Act.
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
The HIPAA privacy, security and breach notification regulations, including the expanded requirements under HITECH, establish comprehensive federal standards with respect to the uses and disclosures of protected health information (“PHI”) by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and security of PHI. The regulations establish a complex regulatory framework on a variety of subjects, including:
•the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and our healthcare operations activities;
•a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;
•requirements to notify individuals if there is a breach of their PHI;
•the contents of notices of privacy practices for PHI;
•administrative, technical and physical safeguards required of entities that use or receive PHI; and
•the protection of computing systems maintaining electronic PHI.
We have implemented practices intended to meet the requirements of the HIPAA privacy, security and breach notification regulations, as required by law. We are required to comply with federal privacy, security and breach notification regulations as well as varying state privacy, security and breach notification laws and regulations, which may be more stringent than federal HIPAA requirements. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those countries. The federal privacy regulations restrict our ability to use or disclose patient identifiable data, without patient authorization, for purposes other than payment, treatment, healthcare operations and certain other specified disclosures such as public health and governmental oversight of the healthcare industry.
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
We expect to rely on third parties such as contract research organizations, medical institutions and clinical investigators to conduct studies, including the post-approval studies required by the FDA for our Cologuard test. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third-parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. Our reliance on third parties that we do not control will not relieve us of our requirement to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations may prepare and comply with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain a required regulatory approval.
We are subject to increasingly complex taxation rules and practices, which may affect how we conduct our business and our results of operations.
As our business grows, we are required to comply with increasingly complex taxation rules and practices. We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we continue to expand internationally. The development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results and cash flows could be adversely affected.
Risks Relating to Product Development, Commercialization and Sales of our Products
We have finite resources, which may restrict our success in commercializing our Cologuard and Oncotype DX tests and other products we may develop, and we may be unsuccessful in entering into or maintaining third-party arrangements to support our internal efforts.
To grow our business as planned, we must expand our sales, marketing and customer support capabilities, which will involve developing and administering our commercial infrastructure and/or collaborative commercial arrangements and partnerships. We must also maintain satisfactory arrangements for the manufacture and distribution of our tests. Also, we operate CLIA certified lab facilities to process our tests and provide patient results.
Prior to our combination with Genomic Health, we only had one commercial test. We have limited experience managing a sales force, customer support operation and operating manufacturing and clinical laboratory operations for multiple products in multiple locations with divergent regulatory requirements. We may encounter difficulties retaining and managing the specialized workforce these activities require. We may seek to partner with others to assist us with any or all of these functions. However, we may be unable to find appropriate third parties with whom to enter into these arrangements.
Our sales efforts have grown in size and complexity. We now maintain sales forces with primary care, oncology, GI, urology and women's health call points. We must coordinate among our internal sales teams, as well as with Pfizer's, to ensure that we are effectively and compliantly marketing our tests.
If we are unable to deploy and maintain effective sales, marketing and medical affairs capabilities, we will have difficulty achieving market awareness and selling our products and services.
To achieve commercial success for our Cologuard and Oncotype DX tests and our future products and services, we must continue to develop and grow our sales, marketing and medical affairs organizations to effectively explain to healthcare providers the reliability, effectiveness and benefits of our current and future products and services as compared to alternatives. We may not be able to successfully manage our dispersed or inside sales forces or our sales force may not be effective. Because of the competition for their services, we may be unable to hire, partner with or retain additional qualified sales representatives or marketing or medical affairs personnel, either as our employees or independent contractors or through independent sales or other third-party organizations. Market competition for commercial, marketing and medical affairs talent is significant, and we may not be able to hire or retain such talent on commercially reasonable terms, if at all.
Establishing and maintaining sales, marketing and medical affairs capabilities will be expensive and time-consuming. Our expenses associated with maintaining our sales force may be disproportional compared to the revenues we may be able to generate on sales of the Cologuard and Oncotype DX tests or any future products or services.

The success of our Cologuard test, our Oncotype DX tests and any other screening or diagnostic product or service we may offer or develop will depend on the degree of market acceptance by healthcare providers, patients, healthcare payers and others in the medical community.
Our products and services may not gain market acceptance by healthcare providers, healthcare payers and others in the medical community. The degree of market acceptance of our Cologuard test, our Oncotype DX tests, and other products and services that we may offer will depend on a number of factors, including:
•demonstrated performance and utility;
•price;
•the availability and attractiveness of alternative tests;
•the willingness of healthcare providers to prescribe our products and services;
•the ease of use of our ordering process for healthcare providers; and
•adequate third-party coverage or reimbursement.
Our assumptions regarding the market opportunity for our products or services may not prove true. For example, we estimate the potential market opportunity for Cologuard assuming, among other things, the size of the screening population, the adoption rate in the screening population and a three-year screening interval. Although ACS guidelines and others recommend a three-year screening interval for Cologuard and CMS has determined that Medicare will cover the test at this interval, the label for Cologuard does not specify a three-year interval and healthcare providers, healthcare payers, the FDA and other regulators and opinion leaders could recommend a different interval. Further, patients may not adhere to any recommended testing interval.
Recommendations, guidelines and quality metrics issued by various organizations may significantly affect payers’ willingness to cover, and healthcare providers’ willingness to prescribe, our products.
Securing influential recommendations, inclusion in healthcare guidelines and inclusion in quality measures are keys to our healthcare provider and payer engagement strategies. These guidelines, recommendations and quality metrics may shape payers’ coverage decisions and healthcare providers’ cancer screening procedures.
The U.S. Preventative Services Task Force ("USPSTF"), a panel of primary care providers and epidemiologists and other national experts funded by the U.S. Department of Health and Human Services’ Agency for Healthcare Research and Quality, makes influential recommendations on clinical preventative services. In June 2016, USPSTF issued an updated recommendation statement for colorectal cancer screening, and gave an "A" grade to colorectal cancer screening starting at age 50 and continuing until age 75. The statement specifies seven screening methods, including FIT-DNA (which is Cologuard). USPSTF updates its screening recommendations periodically, approximately every five to eight years. USPSTF distributed a draft research plan for public comment on January 3, 2019 and released a final research plan on May 16, 2019. The research plan will be used to guide a systematic review of the evidence by researchers at an evidence-based practice center. The resulting evidence review will form the basis of the next update to the USPSTF recommendation statement regarding colorectal cancer screening. We cannot be certain when USPSTF will next update its colorectal cancer screening recommendations, whether updated recommendations will continue to give an “A” grade to colorectal cancer screening between the ages of 50 and 75, whether updated recommendations will lower the screening commencement age to 45, whether updated recommendations will continue to include FIT-DNA, whether updated recommendations may take a different format, including by ranking or tiering different methodologies and positioning FIT-DNA below other methodologies, or whether updated recommendations will include new technologies that are competitive with Cologuard and that may have greater appeal to healthcare providers, patients and payers. Any update to the USPSTF recommendations that may have the effect of reducing screening, that does not include FIT-DNA in a favorable manner, or that adds new technologies could have a material adverse effect on our business. Further, while FDA expanded Cologuard’s indication in September 2019 to include average-risk individuals ages 45-49 and while ACS recommends colorectal cancer screening for that population, if updated USPSTF recommendations do not recommend that screening commence at age 45, adoption of screening generally, and Cologuard specifically, within the 45-49 age band may be limited.
Maintaining a high USPSTF recommendation for Cologuard may have certain potentially significant implications. For example, the ACA mandates that certain non-grandfathered health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing. Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” graded preventive services without patient cost-sharing. Following the updated 2016 USPSTF recommendation statement, the Centers for Medicare & Medicaid Services

(“CMS”) issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of Cologuard every three years without patient cost-sharing. While we believe the ACA Mandate requires certain health insurers to cover Cologuard for individuals between the ages of 50 and 75 without patient cost-sharing some health insurers have disagreed. Enforcement of the ACA Mandate is difficult and depends on state, federal or other third-party enforcement actions that we do not control. Further, a court or regulatory agency may agree with arguments that have been made, or that may in the future be made, by insurers and determine that the ACA Mandate does not require that they cover Cologuard or may otherwise interpret the ACA Mandate in a manner unfavorable to us. Also, Congress may modify or repeal all or part of the ACA, and any such modification or repeal may repeal or limit the ACA Mandate for preventive services. Additionally, the ACA has also been the subject of various legal challenges and in December 2018, a federal district court in Texas found that the ACA’s “individual mandate” was unconstitutional such that the whole of the ACA is invalid. The decision was appealed and, in December 2019, the Fifth Circuit Court of Appeals affirmed certain portions of the district court’s decision, but remanded to the district court to determine if any portions of the ACA may still be valid. If the plaintiffs in this case, or in any other case challenging the ACA, are ultimately successful, insurance coverage for Cologuard could be materially and adversely affected. If the ACA Mandate for preventive services is repealed, overturned or modified, if the ACA Mandate is determined not to require coverage of Cologuard, if the ACA Mandate is otherwise interpreted in a manner unfavorable to us, or if we are unable to influence or secure effective enforcement of the ACA Mandate, even if it is held to require coverage of Cologuard, our business prospects may be adversely affected.
While we believe the ACA Mandate requires certain health insurers to cover Cologuard for individuals between the ages of 50 and 75, the ACA Mandate does not currently extend to screening within the 45-49 age group because USPSTF currently does not currently recommend screening for that group. If USPSTF does not include the 45-49 age group in its updated recommendations, reimbursement for Cologuard within that group would not be compelled by the ACA and therefore might be adversely affected.
The healthcare industry in the United States has experienced a trend toward cost containment and value-based purchasing of healthcare services. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies or patient outcomes. Payers may look to quality measures such as the National Committee for Quality Assurance (“NCQA”), Healthcare Effectiveness Data and Information Set (“HEDIS”) and the CMS Medicare Advantage Star Ratings to assess quality of care. These measures are intended to provide incentives to service providers to deliver the same or better results while consuming fewer resources. Cologuard has been included NCQA's HEDIS measures since 2017 and in CMS's Medicare Advantage Star Ratings since 2018. If for some reason Cologuard was removed from, or not included in, HEDIS, the Star Ratings or other quality metrics, payers may be less inclined to reimburse our Cologuard test at adequate levels, if at all, which could adversely impact our business. Additionally, if Cologuard was removed from, or not included in, HEDIS, the Star Ratings or other quality metrics, healthcare providers may not earn quality credit for prescribing Cologuard and therefore may be less inclined to do so. If Cologuard fails to maintain its current position within any updated USPSTF colorectal cancer screening recommendations, Cologuard may, as a result, become excluded from the HEDIS measures and the Star Ratings.
We expect to make significant investments to research and develop new cancer tests, which may not be successful.
We are seeking to increase Cologuard’s specificity by substituting new biomarkers and to develop a pipeline for future products and services, including screening and diagnostic tests for liver, pancreatic, esophageal, lung and other types of cancers. Also, we are working to develop an IVD version of our Oncotype DX Breast Recurrence Score test. We expect to incur significant expenses on these development efforts, but they may not be successful.
Developing new or improved cancer tests is a speculative and risky endeavor. Candidate products and services that may initially show promise may fail to achieve the desired results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. Any cancer screening test we develop will need to demonstrate in clinical studies a high level of accuracy. Because cancer screening tests seek to identify relatively rare occurrences, if in a clinical study a candidate product or service fails to identify even a small number of cancer cases, the sensitivity rate may be materially and adversely affected and we may have to abandon the candidate product or service. Any cancer diagnostic test we develop will need to address an unmet medical need with accurate performance and utility.
We may need to explore a number of different biomarker combinations, alter our candidate products or platform technologies and repeat clinical studies before we identify a potentially successful candidate. We may need to acquire, whether through purchase, license or otherwise, technologies owned by third parties, and we may not be able to acquire such technologies on commercially reasonable terms or at all. Product development is expensive, may take years to complete and can have uncertain outcomes. Failure can occur at any stage of the development. If, after development, a candidate product or service appears successful, we may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances or approvals before we can market it. The FDA’s clearance or approval pathways are likely to involve significant time, as well as additional research, development and clinical study expenditures. There can be no guarantee that the FDA would clear or approve any future product or service we may develop. Even if the FDA clears or approves a new product or service we develop, we would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially viable. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services.
If we determine that any of our current or future development programs is unlikely to succeed, we may abandon it without any return on our investment into the program. We may need to raise significant additional capital to bring any new products or services to market, which may not be available on acceptable terms, if at all.
Our dependence on distributors for sales outside of the U.S. could limit or prevent us from selling our tests in foreign markets and impact our revenue.
As of December 31, 2019, we have entered into exclusive distribution agreements for the sale of our Oncotype DX tests with distributors covering more than 90 countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into or maintain arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. Additionally, local laws may make it very difficult or costly for us to terminate or replace distributors. Furthermore, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, coverage determinations, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies or other factors that could affect their ability to pay us for tests on a timely basis or at all.
We have entered into a Promotion Agreement with Pfizer regarding the commercialization of Cologuard. If we or Pfizer fail to adequately perform under the Promotion Agreement, or if the Promotion Agreement is terminated prior to its full term, our business, prospects, financial condition and results of operations could be adversely affected.
In August 2018, we entered into a Promotion Agreement (“Promotion Agreement”) with Pfizer, Inc. (“Pfizer”), pursuant to which Pfizer will promote Cologuard and provide certain sales, marketing, analytical and other commercial operations support services. We and Pfizer committed in the Promotion Agreement to invest specified amounts in the advertising and promotion of Cologuard. We agreed to pay Pfizer a service fee based on incremental gross profits over specified baselines and pay Pfizer royalties for Cologuard-related revenues for a specified period after the expiration or termination of the Promotion Agreement.
The initial term of the Promotion Agreement is scheduled to run through December 31, 2021,  but may be terminated by either party at any time on or after February 21, 2020 upon six months’ written notice to the other party.
We have dedicated significant time and resources to negotiating, implementing and coordinating performance under the Promotion Agreement. The growth in Cologuard revenue we anticipate as a result of the Promotion Agreement may not occur. We may not realize the expected benefits from the Promotion Agreement for a number of reasons including, among others, if we and Pfizer fail to coordinate our promotional efforts effectively, if Pfizer fails to optimally or effectively promote, market and sell Cologuard or otherwise fails to perform under the Promotion Agreement, if Pfizer prioritizes the promotion of its own, or other partners’, products or services over Cologuard, if the Promotion Agreement is terminated before its anticipated benefits can be fully realized, or if other factors, extraneous to the Promotion Agreement, adversely impact sales of Cologuard (for example, reimbursement, competition, or seasonal factors). We have limited experience executing under co-promotion agreements and Pfizer has limited experience promoting molecular diagnostic products. Our strategic partnership with Pfizer will impact the retention and development of our own sales and marketing capabilities, both for Cologuard and other products in our pipeline. If we do not realize the expected benefits from the Promotion Agreement, either because Pfizer’s marketing strategy and sales and marketing expertise do not translate well to the promotion of Cologuard or for any other reason, our business, prospects, financial condition and results of operations may be adversely affected.

Our research and development efforts will be hindered if we are not able to obtain samples, contract with third parties for access to samples or complete timely enrollment in future clinical trials.
Access to human sample types, such as blood, tissue, stool, or urine is necessary for our research and product development. Acquiring samples from individuals with clinical diagnoses or associated clinical outcomes through purchase or clinical studies is necessary. Lack of available samples can delay development timelines and increase costs of development. Generally, the agreements under which we gain access to human samples are non-exclusive. Other companies may compete with us for access. Additionally, the process of negotiating access to samples can be lengthy and it may involve numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership and research parameters. If we are not able to negotiate access to clinical samples with research institutions, hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed. Finally, we may not be able to conduct or complete clinical trials on a timely basis if we are not able to enroll sufficient numbers of patients in such trials, and our failure to do so could have an adverse effect on our research and development and product commercialization efforts.
Risks Relating to our Intellectual Property
We rely on strategic collaborative and licensing arrangements with third parties to develop critical intellectual property. We may not be able to successfully establish and maintain such intellectual property.
The development and commercialization of our products and services rely, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. We have collaborative and licensing arrangements with Mayo Foundation for Medical Education and Research, under which Mayo provides us with product development and research and development assistance. Certain of Mayo's obligations to provide development assistance expired in January 2020. We and Mayo are in discussions to amend our license agreement to extend that date. In addition, we have licensing agreements with Hologic, Biocartis, Epic Sciences and others. Such arrangements provide us with intellectual property and other business rights crucial to our product development and commercialization. We have incorporated licensed technology into our Cologuard test. Our dependence on licensing, collaboration and other similar agreements with third parties may subject us to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues and ability to achieve sustained profitability.
We expect to continue and expand our reliance on collaborative and licensing arrangements. Establishing new strategic collaborations and licensing arrangements is difficult and time-consuming. Discussions with potential collaborators or licensors may not lead to the establishment of collaborations on favorable terms, if at all. To the extent we agree to work exclusively with one collaborator in a given area, our opportunities to collaborate with other entities could be limited. Potential collaborators or licensors may reject collaborations with us based upon their assessment of our financial, regulatory or intellectual property position or other factors. Even if we successfully establish new collaborations, these relationships may never result in the successful commercialization of any product or service. In addition, the success of the projects that require collaboration with third parties will be dependent on the continued success of such collaborators. There is no guarantee that our collaborators will continue to be successful and, as a result, we may expend considerable time and resources developing products or services that will not ultimately be commercialized.
We may be subject to substantial costs and liability, or be prevented from using technologies incorporated in our screening or diagnostic tests, as a result of litigation or other proceedings relating to patent or other intellectual property rights.
Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of cancer and pre-cancer, as well as in the guidance of cancer treatment decisions, and is designed to maximize our patent protection against third parties. We have filed patent applications that we believe cover the methods we have designed and use in our Cologuard test to detect colorectal cancer and pre-cancer, our Oncotype DX tests to provide prognosis and guide treatment decisions, and for pipeline cancer tests still in development. In order to protect or enforce our patent and other intellectual property rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time-consuming and divert the attention of our management and key personnel from our business. Additionally, such actions could result in challenges to the validity, enforceability, or applicability of our patents. Because the U.S. Patent & Trademark Office maintains patent applications in secrecy until a patent application publishes or the patent is issued, we have no way of knowing if others may have filed patent applications covering technologies used by us or our partners. Additionally, there may be third-party patents, patent applications and other intellectual property relevant to our technologies that may block or compete with our technologies. From time to time we have received correspondence from third parties alleging to hold intellectual property rights that could block our development or commercialization of products. While none of these inquiries to date have had any material effect on us, we may receive inquiries in the future that could have a material effect on our business. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any such suits to the extent necessary to conduct our business according to our strategic plan or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may only be available on unacceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of services or products containing our technologies, which would have a material adverse effect on our business, financial condition and results of operations.
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
If we are unable to protect or enforce our intellectual property effectively, we may be unable to prevent third parties from using our intellectual property, which would impair any competitive advantage we may otherwise have.
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
We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for any such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us or that courts or regulatory agencies will hold our patents to be valid or enforceable. We have been in the past, and may be in the future, the subject of opposition proceedings relating to our patents. We cannot guarantee that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in co-ownership of such patents with the third party or the unenforceability or invalidity of such patents. Furthermore, in the life sciences field, courts frequently render opinions that may affect the patentability of certain inventions or discoveries, including opinions that may affect the patentability of isolated DNA and/or methods for analyzing or comparing DNA. Such decisions may adversely impact our ability to obtain new patents and facilitate third-party challenges to our existing patents.
Even where we have valid patents, third parties may be able to successfully design their products and services around those patents, such that their products and services do not infringe our patents. We may face competition internationally in jurisdictions where we do not have intellectual property protection. Our business may be adversely affected to the extent third parties are able to develop or commercialize competing products and services that do not infringe our patents. We may also be adversely affected to the extent third parties develop or commercialize competing products or services in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized.
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

If patent regulations or standards are modified, such changes could have a negative impact on our business.
From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and validity of patents within the cancer screening and diagnostics space, and any such changes could have a negative impact on our business.
There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. In March 2012, the Supreme Court in Mayo Collaborative Services v. Prometheus Laboratories, Inc, found a patented diagnostic method claim unpatentable because the relationship between a metabolite concentration and optimized dosage was a patent-ineligible “law of nature.” In June 2013, the Supreme Court ruled in ACLU v. Myriad Genetics, Inc, that an isolated genomic DNA sequence is not patent eligible while cDNA is eligible. The Prometheus and Myriad decisions, as well as subsequent case law, affect the legal concept of subject matter eligibility by seemingly narrowing the scope of the statute defining patentable inventions.
In December 2014 and again in 2019, the USPTO published revised guidelines for patent examiners to apply when examining process claims for patent eligibility in view of several recent Supreme Court decisions, including Mayo, Association for Molecular Pathology v. Myriad Genetics, Inc., and Alice Corporation Pty. Ltd. v. CLS Bank International, and others. The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory, patent ineligible subject matter. While these guidelines may be subject to review and modification by the USPTO over time, we cannot assure you that our patent portfolio will not be negatively impacted by the decisions described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.
Additional substantive changes to patent law, whether new or associated with the America Invents Act — which substantially revised the U.S. patent system — may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact these substantive changes will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents, all of which could have a material adverse effect on our business.
Risks Relating to our Common Stock
While we believe we currently have adequate internal control over financial reporting, we are required to assess our internal control over financial reporting on an annual basis and any future adverse results from such assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC, we are required to furnish in our Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we believe our internal control over financial reporting is currently effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. Moreover, as described further in Item 9A – Controls and Procedures, in accordance with SEC staff guidance, we have excluded the business of Genomic Health, Inc. we acquired in November 2019 from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 contained in this Annual Report on Form 10-K, and it is therefore possible we will later determine that corrective action is needed to ensure the effectiveness of the internal control over financial reporting for this acquired business. Establishing, testing and maintaining an effective system of internal control over financial reporting requires significant resources and time commitments on the part of our management and our finance staff, may require additional staffing and infrastructure investments and would increase our costs of doing business. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls or conclude that our internal controls are ineffective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We face risks associated with currency exchange rate fluctuations, which could adversely affect our operating results.
As a result of our international operations, we receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could adversely affect our results of operations. Additionally, the volume of our international orders may be negatively impacted by a strong U.S. dollar. For the three months ended December 31, 2019, approximately 3.9% of our revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. We may not be able to offset adverse foreign currency impact with increased revenues. We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.
Delaware law, our charter and bylaw documents and certain provisions of our convertible notes could impede or discourage a takeover or change of control that stockholders may consider favorable.
As a Delaware corporation, we are subject to certain anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15 percent or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Accordingly, our board of directors could rely on Delaware law to prevent or delay an acquisition of our company. In addition, certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•Our board of directors is divided into three classes serving staggered three-year terms.
•Only our board of directors can fill vacancies on the board.
•Our stockholders may not act by written consent.
•There are various limitations on persons authorized to call a special meeting of stockholders and advance notice requirements for stockholders to make nominations of candidates for election as directors or to bring matters before an annual meeting of stockholders.
•Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock.
These types of provisions could make it more difficult for a third party to acquire control of us, even if the acquisition would be beneficial to our stockholders.
Certain provisions of the convertible notes we issued in 2018 and 2019 could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “fundamental change,” as such term is defined in the indenture for the notes, holders of the convertible notes will have the right, at their option, to require us to repurchase all of their convertible notes or any portion of the principal amount of such convertible notes in integral multiples of $1,000. We may also be required to increase the conversion rate in the event of a “make-whole fundamental change,” as such term is defined in the indenture for the notes. In addition, the indenture and the convertible notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes and the indenture. These and other provisions in the indenture could deter or prevent a third party from acquiring us.

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
As of December 31, 2019, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $1,548.4 million, $672.7 million, and $18.1 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change is generally defined as a greater than 50 percent change in equity ownership by value over a specified time period (generally three years). Given the Code’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. An ownership change under Section 382 of the Code could also be triggered by certain strategic transactions. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. Pursuant to the Tax Cuts and Jobs Act (H.R. 1) of 2017, federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and may only be used to offset 80 percent of current year taxable income. For these reasons, even if we attain profitability, our ability to utilize our NOLs may be limited, potentially significantly so.
Our stock price has fluctuated widely and is likely to continue to be volatile.
The market price for our common stock varied between a high of $123.99 and a low of $60.95 in the twelve-month period ended December 31, 2019.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors. Among numerous other factors, our stock price also may be affected by:
•comments by securities analysts regarding our business or prospects;
•our quarterly operating performance;
•our issuance of common stock or other securities;
•our inability to accurately forecast future performance;
•our inability to meet analysts’ expectations;
•our entering into merger, acquisition or other similar transactions;
•general fluctuations in the stock market or in the stock prices of companies in the life sciences or healthcare diagnostics industries; and
•general conditions and publicity regarding the life sciences or healthcare diagnostics industries.
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
We have never declared or paid cash dividends on our common stock. We currently plan to use any cash proceeds from our operations to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.
Our balance sheet includes goodwill and intangible assets that represent 67% of our total assets at December 31, 2019. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Our management has broad discretion over the use of our available cash and marketable securities and might not spend available cash and marketable securities in ways that increase the value of your investment.
From time to time we may carry high levels of cash and marketable securities. As of September 30, 2019, we had $1.2 billion in combined cash and marketable securities. After completing the combination with Genomic Health, our combined cash and marketable securities fell to $324 million as of December 31, 2019. Our management currently expects to deploy our cash and marketable securities primarily to expand our Cologuard and Oncotype DX operations and commercialization activities, to fund our product development efforts and for general corporate purposes, including working capital and possible acquisitions. However, our management has broad discretion to pursue other objectives, we may raise additional capital, and we may use our current and future resources for other purposes. Our management might not effectively deploy our cash and marketable securities which could have an adverse effect on our business.
Our indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under such indebtedness.
Pursuant to the convertible note offerings we completed in 2018 and 2019, we incurred $1.2 billion of indebtedness, and we have a construction loan outstanding of $25.0 million as of December 31, 2019. This level of debt could have significant consequences on our future operations, including:
•increasing our vulnerability to adverse economic and industry conditions;
•making it more difficult for us to meet our payment and other obligations;
•making it more difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•requiring the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital than we have; and
•limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the convertible notes.

Our ability to meet our payment and other obligations under the convertible notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the convertible notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the convertible notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the convertible notes, and such a default could cause us to be in default on any other currently existing or future outstanding indebtedness.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay amounts due under our indebtedness, including the convertible notes.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $1.2 billion aggregate principal amount of our 1.0% and 0.375% convertible senior notes due 2025 and 2027, respectively, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt, including the convertible notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties
As of December 31, 2019, we occupied approximately 851,000 square feet of space at our significant facilities in the Madison, Wisconsin area and 204,000 square feet in our facilities in Redwood City, California. See Note 6 in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” for further discussion surrounding our leased facilities and Note 8 in the Notes to our Consolidated Financial Statements for further discussion surrounding mortgages on our owned properties.
As of December 31, 2019, our material facilities are as follows:

Location	Primary Function	Total Square Feet (approx.)	Leased or Owned
Madison, Wisconsin	Research and development, corporate, operations and clinical laboratory	851,000	Leased/Owned
Redwood City, California	Research and development, corporate, operations and clinical laboratory	204,000	Leased

Item 3.  Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties.

The United States Department of Justice (“DOJ”) is investigating Genomic Health's compliance with the Medicare Date of Service billing regulation. In March 2017, Genomic Health received a civil investigative demand (“CID”) from the U.S. Attorney's Office for the Eastern District of New York in connection with this matter and has produced specific documents in response to the CID. In July 2019 and January 2020, Genomic Health received additional subpoenas from the DOJ related to this inquiry and we are cooperating with those requests. An adverse outcome could include our being required to pay treble damages, incur civil and criminal penalties, paying attorneys' fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “EXAS.”
As of February 19, 2020, there were 147,967,507 shares of our common stock outstanding held by approximately 104 holders of record.
We have never paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.
Item 6.  Selected Financial Data
The selected historical financial data for the five years ended December 31, 2019 is derived from our audited consolidated financial statements. The selected historical financial data should be read in conjunction with, and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and notes thereto.

	Year Ended December 31,
	2019 (1)	2018	2017	2016	2015
	(Amounts in thousands, except per share data)
Statements of Operations Data:
Revenue:	$876,293	$454,462	$265,989	$99,376	$39,437
Loss from operations	(233,782)	(159,471)	(118,310)	(169,016)	(159,068)
Net loss before tax	(268,851)	(175,057)	(114,584)	(167,211)	(157,803)
Net loss	(83,993)	(175,149)	(114,397)	(167,211)	(157,803)
Net loss per share—basic and diluted	(0.64)	(1.43)	(0.99)	(1.63)	(1.71)
Balance Sheet Data:
Total assets	3,505,768	1,524,022	598,560	377,040	364,030
Long-term liabilities	981,213	706,912	10,018	11,053	10,451

(1) On November 8, 2019, we completed our combination with Genomic Health, Inc. The results of Genomic Health have been included in our results from the date of combination.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. We have omitted discussion of 2017 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 31, 2018, which has been filed with the SEC.
Overview
Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a leading global cancer diagnostics company. We have developed some of the most impactful brands in cancer diagnostics, and we are currently working on the development of additional tests for other types of cancer, with the goal of bringing new innovative cancer tests to patients throughout the world.
On November 8, 2019, we completed the combination with Genomic Health, Inc. (“Genomic Health”), a leading provider of genomic-based diagnostic tests that help to optimize cancer care, and its Oncotype IQ Genomic Intelligence Platform comprised of its flagship line of Oncotype DX gene expression tests.
Our Clinical Laboratory and Manufacturing Facilities
We process our Cologuard test at two state-of-the-art, highly automated lab facilities in Madison, Wisconsin that are certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) and College of American Pathologists ("CAP") requirements to process Cologuard tests and provide patient results. Our total lab capacity at both facilities is approximately seven million Cologuard tests per year, with the opportunity to add additional capacity, if needed.
We currently manufacture the Cologuard test in a facility in Madison, Wisconsin. As we expand the commercialization of Cologuard, we believe it will be necessary to expand our manufacturing capacity. Accordingly, we are in the process of building an additional manufacturing facility which we expect to receive FDA approval for commercial production in 2020. We are committed to manufacturing and providing medical devices and related products that meet customer expectations and applicable regulatory requirements. We adhere to manufacturing and safety standards required by federal, state, and local laws and regulations and operate our manufacturing facilities under a quality management system. We purchase certain components for our Cologuard test from third-party suppliers and manufacturers.
All internally developed Oncotype DX tests for domestic and international patients are currently processed in our clinical reference laboratory facilities in Redwood City, California, which is accredited under CLIA, and certified by CAP. The Oncotype DX AR-V7 Nucleus Detect test, which was designed and validated by Epic Sciences, Inc. (“Epic Sciences”), is performed in its CLIA-accredited, CAP-certified clinical reference laboratory facility in San Diego, California. Our current clinical laboratory processing capacity in Redwood City is approximately 175,000 tests annually, and it has significant expansion capacity with incremental increases in laboratory personnel and equipment, including expansion capacity for laboratory facilities. We believe that we currently have sufficient capacity to process all of our tests. We have recently completed the construction of an additional laboratory facility on our Redwood City, California campus that will increase capacity for sample processing and research and development. We may require additional facilities in the future as we expand our business and believe that additional space, when needed, will be available on commercially reasonable terms.

How We Recognize Revenue
We recognize revenue on the delivery of a test result to an ordering healthcare provider for tests performed based on our estimate of the amount that we will ultimately collect at the time delivery is complete. The amount of revenue we recognize is based on the established billing rates less contractual and other adjustments, which yields the constrained amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis, using historical collections, established reimbursement rates and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers and claim denials. Upon ultimate collection, the aggregate amount received from payers and patients, where reimbursement was estimated, is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted. Finally, should we later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.
Acquisitions
On November 8, 2019, we completed the combination with Genomic Health, a leading provider of genomic-based diagnostic tests that help to optimize cancer care. As part of the combination, we acquired all of the outstanding equity interest of the company for an aggregate purchase price of $2.5 billion through a combination of cash and equity.
2020 Priorities
Our top priorities for 2020 are to (1) deliver more answers, (2) enhance customer experience, and (3) power new growth.
Deliver More Answers
We want to focus on growing the Cologuard and Oncotype DX brands in order to impact more patients' lives. We are also looking for potential opportunities for lowering the cost of providing Cologuard and Oncotype DX.
Enhance Customer Experience
Another priority for 2020 is to improve customer satisfaction. In addition, we are evaluating ways that we can grow patient compliance and re-screening rates with Cologuard, including ways that we might make Cologuard even easier for patients to use.
We are also seeking opportunities to increase the electronic order rate for our tests, as well as simplify the claims process.
Power New Growth
We launched the BLUE-C study, a multi-center, prospective study, at the end of 2019 and are currently enrolling patients, 40 years of age and older who are scheduled for a colorectal cancer (“CRC”) screening colonoscopy. The study is part of an effort to increase specificity of Cologuard, while maintaining its high level of sensitivity. The launch of this study comes after promising research from our collaboration with Mayo Foundation for Medical Education and Research (“Mayo”) identified new methylation and protein markers to detect colorectal cancer and advanced adenomas with high accuracy. We expect to complete this study in 2021. We cannot be certain that this study will be successful or lead to commercially successful improvements to Cologuard or new products.
We are also continuing to focus our research and development efforts on building a pipeline of potential future products and services with a focus on blood or other fluid-based ("liquid biopsy") tests. We will continue to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids. We have identified proprietary biomarkers for several cancers, including liver cancer and pancreatic cancer. Through our collaboration with Mayo, we have successfully performed validation studies on tissue, blood, or other fluid samples for many of the deadliest cancers.
We are currently seeking to develop a blood-based biomarker test to serve as an alternative to ultrasound and AFP for use in hepatocellular carcinoma (“HCC”) testing. HCC is the most common type of liver cancer. Our goal is to develop a patient-friendly test that performs better than the current standard of care. We are finalizing our HCC test development and plan to make the test available in the second half of 2020.

The American Cancer Society ("ACS") estimates that liver cancer will be diagnosed in 43,000 Americans and cause 30,000 deaths in 2020, approximately 90 percent of which will be hepatocellular carcinoma (“HCC”). Incidence and mortality rates are both increasing at approximately 3 percent per year. People who have been diagnosed with cirrhosis of the liver or Hepatitis B are at high risk of developing HCC. Evidence shows that HCC testing in these high-risk groups leads to earlier detection and improved outcomes. The National Comprehensive Cancer Network (“NCCN”) and American Association for the Study of Liver Diseases (“AASLD”) guidelines recommend that these two groups be tested for HCC every six months using ultrasound and the blood-based biomarker alpha-fetoprotein (“AFP”). However, ultrasound and AFP are documented to have poor sensitivity for early stage cancer, which is the primary target of testing.
In November 2019, we released the results of a 443-patient study which demonstrated 80% sensitivity at 90% specificity with a novel combination of six blood-based biomarkers for HCC. The study also showed 71% sensitivity for early-stage HCC at 90% specificity. The study compared performance to the AFP test, which demonstrated 45% sensitivity at 90% specificity for early-stage HCC. Our HCC test has been granted Breakthrough Device designation by the FDA. The agency’s Breakthrough Devices program expedites development, assessment, and review processes to provide patients and healthcare providers with timely access to new technologies.
We are also focusing on next generation technologies. When the presence of tumor-derived DNA in blood or urine is high and persists or increases over time, the cancer is likely growing and a new course of treatment may be appropriate. We plan on monitoring this tumor-derived DNA through a variety of technologies to expand our focus beyond early-stage treatment decision support toward patients with later-stage disease to help guide therapeutic choices, monitor progression and response to therapeutics, and monitor disease recurrence. We may pursue additional research and development opportunities and leverage our existing and future collaborations using other analytes such as circulating tumor cells (“CTCs”), RNA, and proteins. Additionally, we may also use a number of other technologies across our various development programs and to implement our products. While early-stage cancer continues to be our main focus, we believe we also have an opportunity to expand our business further along the patient’s cancer journey, both through our research and development process and strategic collaborations.
Results of Operations
Our top priorities for 2019 were to (1) power the partnership by executing on the Pfizer partnership in order to grow the Cologuard brand and get more patients screened, (2) enhance Cologuard through expansion of Cologuard's indication to people between the ages of 45 and 49 who are at average risk for colorectal cancer, and seek opportunities to improve upon Cologuard's performance characteristics, and (3) advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids.
During 2019, we generated total revenue of $876.3 million compared to $454.5 million in 2018. In 2019, we completed approximately 1.7 million Cologuard tests, and generated $810.1 million of screening revenue compared to 2018 when we completed 0.9 million tests and generated $454.5 million of screening revenue. The increase in revenues and tests completed from the prior year was primarily driven by sales force execution, our patient advertising campaign, and our partnership with Pfizer. As of December 31, 2019, approximately 197,000 healthcare providers have ordered Cologuard compared to approximately 147,000 healthcare providers as of December 31, 2018. Subsequent to the combination with Genomic Health, we completed approximately 23,000 Oncotype DX tests and generated $66.2 million of laboratory service revenue from global Oncotype DX products.
During 2019, we made investments in our technical systems, lab capacity, and our sales force in order to enhance our infrastructure and position our operations and processes for continued growth. Additionally, we continued to focus on cost containment throughout the business which, along with the increase in test volume, helped drive improvements in our gross margin.
In 2019, we continued to invest in research and development and focused on the development of additional cancer tests as outlined in the “Power New Growth” section above.  We also obtained FDA approval to expand Cologuard's indication to include individuals between the ages of 45 and 49 who are at average risk for colorectal cancer.

In order to support the commercialization of Cologuard and to achieve our goals for 2019, our selling, general, and administrative costs increased by $310.3 million during the year. In addition, our efforts in 2019 to develop our pipeline products and improvements to Cologuard led to an increase in research and development costs of $72.4 million during the year. We ensured that we were well capitalized to meet our future goals by raising $729.5 million, net of issuance costs, through an underwritten public offering of convertible notes completed in March 2019 and finished the year with $323.7 million in cash, cash equivalents, and marketable securities.
Comparison of the years ended December 31, 2019 and 2018
Revenue. Our revenue is primarily generated by our laboratory testing services, from our Cologuard and Oncotype DX tests. For the years ended December 31, 2019 and 2018, we generated screening revenue of $810.1 million and $454.5 million, respectively. Screening includes laboratory service revenue from Cologuard and revenue from Biomatrica products. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period. Subsequent to the combination with Genomic Health in November 2019, we generated precision oncology revenue of $66.2 million. Precision oncology includes laboratory service revenue from global Oncotype DX products.
Our cost structure. Our selling, general, and administrative expenses consist primarily of non-research personnel salaries, office expenses, professional fees, sales and marketing expenses incurred in support of our commercialization efforts and non-cash stock-based compensation.
Cost of sales includes costs related to inventory production and usage, shipment of collection kits and tissue samples, royalties and the cost of services to process tests and provide results to healthcare providers.
We expect that gross margin for our services will continue to fluctuate and be affected by the test volume of our products, our operating efficiencies, patient adherence rates, payer mix, the levels of reimbursement, and payment patterns of payers and patients.
Cost of sales (exclusive of amortization of acquired intangibles). Cost of sales increased to $216.7 million for the year ended December 31, 2019 from $116.6 million for the year ended December 31, 2018. The increase in cost of sales is primarily due to the increases in completed Cologuard and Oncotype DX tests.

Amounts in millions	2019	2018	Change
Production costs	$144.8	$81.4	$63.4
Personnel expenses	42.3	20.3	22.0
Facility and support services	21.8	11.1	10.7
Stock-based compensation	5.8	3.5	2.3
Other cost of sales expenses	2.0	0.3	1.7
Total cost of sales expense	$216.7	$116.6	$100.1
Research and development expenses. Research and development expenses increased to $139.7 million for the year ended December 31, 2019 compared to $67.3 million for the year ended December 31, 2018. The increase in research and development expenses was primarily due to an increase in direct research and development activities, which includes clinical studies, for our pipeline and improvements to Cologuard, as well as personnel costs due to increased headcount.

Amounts in millions	2019	2018	Change
Direct research and development expenses	$69.9	$30.5	$39.4
Personnel expenses	37.0	19.3	17.7
Stock-based compensation	17.2	10.2	7.0
Other research and development expenses	10.8	4.2	6.6
Professional and legal fees	4.8	3.1	1.7
Total research and development expenses	$139.7	$67.3	$72.4

General and administrative expenses. General and administrative expenses increased to $352.5 million for the year ended December 31, 2019 compared to $178.0 million for the year ended December 31, 2018. The increase in general and administrative expenses was primarily to support the overall growth of the Company. In addition, we incurred $62.8 million in acquisition and integration related costs as part of our combination with Genomic Health.

Amounts in millions	2019	2018	Change
Personnel expenses	$136.5	$67.8	$68.7
Professional and legal fees	85.3	30.9	54.4
Stock-based compensation	64.2	34.4	29.8
Facility and support services	62.6	37.6	25.0
Other general and administrative	3.9	7.3	(3.4)
Total general and administrative expenses	$352.5	$178.0	$174.5
Sales and marketing expenses. Sales and marketing expenses increased to $385.2 million for the year ended December 31, 2019 compared to $249.4 million for the year ended December 31, 2018. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel, increasing our advertising and patient marketing efforts for our tests, and expenses incurred related to our Promotion Agreement with Pfizer as further described in Note 3 of our consolidated financial statements.

Amounts in millions	2019	2018	Change
Direct marketing costs and professional fees	$184.6	$127.7	$56.9
Personnel expenses	166.7	105.6	61.1
Stock-based compensation	21.3	12.4	8.9
Other sales and marketing expenses	12.6	3.7	8.9
Total sales and marketing expenses	$385.2	$249.4	$135.8
Amortization of acquired intangibles. Amortization of acquired intangibles increased to $16.0 million for the year ended December 31, 2019 compared to $2.5 million for the year ended December 31, 2018. This increase in amortization was due to the Genomic Health combination.
Investment income. Investment income increased to $26.5 million for the year ended December 31, 2019 compared to $21.2 million for the year ended December 31, 2018. This increase in investment income was due to realized gains generated from the sale of marketable securities and an increase in the average rate of return on investments due to an increase in market interest rates for the year ended December 31, 2019 when compared to the same period in 2018.
Interest expense. Net interest expense increased to $61.6 million for the year ended December 31, 2019 compared to $36.8 million for the year ended December 31, 2018. Interest expense recorded from our outstanding convertible notes totaled $49.6 million and $36.4 million for the years ended December 31, 2019 and 2018, respectively. In addition to the $49.6 million in interest expense recorded on outstanding convertible notes, an additional $10.6 million was recorded as a result of the settlement of convertible notes, as further described in Note 9 of our consolidated financial statements included in this Annual Report. Of the $49.6 million and $36.4 million in interest expense recorded on outstanding convertible notes, $42.3 million and $28.6 million of interest expense relates to amortization of debt discount and debt issuance costs for the years ended December 31, 2019 and 2018, respectively. The remaining $8.8 million and $8.2 million of interest expense for the years ended December 31, 2019 and 2018, respectively, relates to the stated interest that was paid in cash during the years on our outstanding convertible notes and construction loan.
Income tax benefit (expense). Income tax benefit increased to $184.9 million for the year ended December 31, 2019 compared to an expense of $0.1 million for the year ended December 31, 2018. This increase in income tax benefit is primarily due to an income tax benefit of $185.1 million recorded as a result of a change in deferred tax asset valuation allowance resulting from the Genomic Health combination.

Liquidity and Capital Resources
We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of Cologuard, and since the completion of our Genomic Health combination, of Oncotype DX tests. As of December 31, 2019, we had approximately $177.3 million in unrestricted cash and cash equivalents and approximately $146.4 million in marketable securities.
The majority of our investments in marketable securities consist of fixed income investments, and all are deemed available-for-sale. The objectives of this portfolio are to provide liquidity and safety of principal while striving to achieve the highest rate of return. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
Net cash used in operating activities was $115.0 million, $69.3 million, and $71.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The principal use of cash in operating activities for each of the years ended December 31, 2019, 2018 and 2017 was to fund our net loss.
Net cash used in investing activities was $121.1 million, $781.9 million, and $160.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. The decrease in cash used in investing activities for the year ended December 31, 2019 when compared to the same period in 2018 and 2017 was primarily the result of the timing of purchases and maturities of marketable securities following our convertible debt offerings and our combination with Genomic Health. Excluding the impact of purchases and maturities of marketable securities, net cash used in investing activities was $1.1 billion, $168.6 million, and $75.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. The increase in investing activities from 2018 to 2019, excluding the impact of purchases and maturities of marketable securities, was primarily due to the cash utilized for our combination with Genomic Health of $973.9 million and an increase in purchases of property and equipment during the year ended December 31, 2019 consisting primarily of increased laboratory equipment purchases, computer equipment and computer software purchases, and assets under construction in order to continue to scale-up our operations for future expected growth of our Cologuard business. Additionally, the increase for 2018 was driven by the acquisition of Biomatrica for $17.9 million compared to 2017 when we completed an acquisition of Sampleminded, Inc. (“Sampleminded”) for $3.0 million. The increase in investing activities from 2017 to 2018, excluding the impact of purchases and maturities of marketable securities was primarily due to an increase in purchases of property and equipment during the year ended December 31, 2018.
Net cash provided by financing activities was $253.2 million, $934.1 million, and $261.0 million for the years ended December 31, 2019, 2018, and 2017, respectively. During the year ended December 31, 2019, we received net cash of $729.5 million from the issuance of Convertible Notes with a maturity date of March 15, 2027 (the “2027 Notes”), and we used $493.4 million of cash to settle Convertible Notes with an original maturity date of January 15, 2025 (the “2025 Notes”, and collectively with the 2027 Notes, the “Notes”). The cash provided for the year ended December 31, 2018 was primarily the result of proceeds from our issuance of the 2025 Notes in January 2018 and June 2018. The cash provided for the year ended December 31, 2017 was primarily the result of proceeds from the sale of common stock of $253.4 million in 2017. In addition, during the year ended December 31, 2019, we received proceeds of $8.4 million from our employee stock purchase plan, $8.8 million from the exercise of stock options, $0.3 million from drawing on our construction loan, and made payments of $0.4 million for stock issuance costs.
We expect that cash and cash equivalents and marketable securities on hand at December 31, 2019 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and Oncotype DX and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.

The following table sets forth certain information concerning our obligations to make contractual future payments, such as pursuant to debt and lease agreements, as of December 31, 2019:

		Payments Due by Period (4)
		Less Than			More Than
(In thousands)	Total	One Year	1 - 3 Years	3 - 5 Years	5 Years
Convertible notes (1)	$1,162,549	$—	$—	$—	$1,162,549
Long-term debt obligations (2)	25,000	834	24,166	—	—
Other liabilities	19,243	1,196	3,297	3,136	11,614
Operating lease obligations (3)	179,549	15,966	34,117	37,614	91,852
Total	$1,386,341	$17,996	$61,580	$40,750	$1,266,015

(1) Senior convertible notes were issued in 2018 and 2019 and have maturity dates in 2025 and 2027, respectively. The table excludes expected interest payments related to the Notes. See Note 9 in the Notes to Consolidated Financial Statements for further information.
(2) Includes obligations associated with outstanding construction loan agreement. The table excludes expected interest payments related to long term debt obligations. See Note 8 in the Notes to Consolidated Financial Statements for further information.
(3) Operating leases reflect remaining obligations associated with the leased facilities at our headquarters, operations and lab facilities in Madison, Wisconsin, Redwood City, California, San Diego, California, and Salt Lake City, Utah. This also includes lease payments for equipment, vehicles, and other miscellaneous leases. See Note 6 and Note 8 in the Notes to Consolidated Financial Statements for further information.
(4) Contingent consideration and contingent license payments are excluded from this table as the amount and timing of such outflows cannot be reasonably determined. See Note 6 in the Notes to Consolidated Financial Statements for further information.
Net Operating Loss Carryforwards
As of December 31, 2019, we had federal, state, and foreign net operating loss carryforwards of approximately $1,548.4 million, $672.7 million, $18.1 million, respectively. We also had federal and state research tax credit carryforwards of approximately $39.1 million and $27.5 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates through 2039, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. The Tax Cuts and Jobs Act (H.R. 1) of 2017 limit the deduction for NOLs to 80 percent of current year taxable income and provides for an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. As of December 31, 2019, we had $610.5 million of NOLs incurred after December 31, 2017. For these reasons, even if we attain profitability our ability to utilize our NOLs may be limited, potentially significantly so.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses and current uncertainty as to timing of future taxable income. Given the future limitations on and expiration of certain Federal and State deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $20.4 million remaining at the end of 2019, which is included in other long-term liabilities on our consolidated balance sheet. The deferred tax assets are still available for us to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction to our effective tax rate. Additionally, an income tax benefit of $185.1 million was recorded as a result of a change in the deferred tax asset valuation allowance resulting from the Genomic Health combination. In connection with the Genomic Health combination, a deferred tax liability was recorded for identified intangible assets. These deferred tax liabilities are considered a source of future taxable income which allowed us to reduce the pre-combination deferred tax asset valuation allowance. The change in pre-combination deferred tax asset valuation allowance of an acquirer is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, tax positions, and stock-based compensation. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 1 in the Notes to Consolidated Financial Statements, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results.
Revenue Recognition.
Revenue. Our revenue is primarily generated by our laboratory testing services utilizing our Cologuard and Oncotype DX tests. The services are completed upon delivery of a patient’s test result to the ordering healthcare provider. We account for revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), which we adopted on January 1, 2018, using the modified retrospective method, which we elected to apply to all contracts. Application of the modified retrospective method did not impact amounts previously reported by us, nor did it require a cumulative effect adjustment upon adoption, as our method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for us to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.
The core principle of ASC 606 is that we recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize revenues from our products in accordance with that core principle, and key aspects considered include the following:
Contracts
Our customer is the patient. However, we do not enter into a formal reimbursement contract with a patient, as formal reimbursement contracts are established with payers. Accordingly, we establish a contract with a patient in accordance with other customary business practices.
•Approval of a contract is established via the order submitted by the patient’s healthcare provider and the receipt of a sample in the laboratory.

•We are obligated to perform our laboratory services upon acceptance of a sample from a patient, and the patient and/or applicable payer are obligated to reimburse us for services rendered based on the patient’s insurance benefits.
•Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and any applicable reimbursement contracts established between us and payers, unless the patient is a self-pay patient, whereby we require payment from the patient prior to commencement of the our performance obligations.
•Once we release a patient’s test result to the ordering healthcare provider, we are legally able to collect payment and bill an insurer, patient and/or health system, depending on payer contract status or patient insurance benefit status.
•Our consideration is deemed to be variable, and we consider collection of such consideration to be probable to the extent that it is unconstrained.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer. Our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. We elect the practical expedient related to disclosure of unsatisfied performance obligations, as the duration of time between sample receipt and release of a valid test result to the ordering healthcare provider is far less than one year.
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
We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, we recognize revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $9.9 million and $15.0 million for the years ended December 31, 2019 and 2018, respectively.
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
When we do not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon release of the performance obligations associated with our tests, with recognition generally occurring at the date of cash receipt.

Allocate transaction price
The transaction price is allocated entirely to the single performance obligation contained within the contract with a patient.
Point in time recognition
Our single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful test result is released to the patient’s ordering healthcare provider. We consider this date to be the time at which the patient obtains control of the promised test service.
Disaggregation of Revenue
The following table presents our revenues disaggregated by revenue source:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Screening
Medicare Parts B & C	$404,331	$254,431	$172,255
Commercial	368,006	184,538	84,842
Other	37,783	15,493	8,892
Total Screening	810,120	454,462	265,989
Precision Oncology
Medicare Parts B & C	$24,325	$—	$—
Commercial	29,976	—	—
International	11,444	—	—
Other	428	—	—
Total Precision Oncology	66,173	—	—
Total	$876,293	$454,462	$265,989
Screening includes laboratory service revenue from Cologuard and revenue from Biomatrica products. Precision Oncology includes laboratory service revenue from global Oncotype DX products.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the consolidated balance sheets. Generally, billing occurs subsequent to the release of a patient’s test result to the ordering healthcare provider, resulting in an account receivable. However, we sometimes receive advance payment from a patient, particularly a self-pay patient, before a test result is completed, resulting in deferred revenue. The deferred revenue balance is relieved upon release of the applicable patient’s test result to the ordering healthcare provider. As of December 31, 2019 and 2018, the deferred revenue balance is not material to our consolidated financial statements.
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
We incur certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications (e.g. adherence reminder letters).  These costs are expensed as incurred and recorded within general and administrative expenses on our consolidated statements of operations.

Tax Positions. A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have incurred significant losses since our inception and due to the uncertainty of the amount and timing of future taxable income, management has determined that a $120.7 million and $209.9 million valuation allowance at December 31, 2019 and 2018 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance for 2019 and 2018 was a decrease of $89.2 million and $4.4 million, respectively. An income tax benefit of $185.1 million was recorded as a result of a change in the deferred tax asset valuation allowance resulting from the Genomic Health combination. In connection with the Genomic Health combination, a deferred tax liability was recorded for identified intangible assets. These deferred tax liabilities are considered a source of future taxable income which allowed us to reduce the pre-combination deferred tax asset valuation allowance. The change in pre-combination deferred tax asset valuation allowance of an acquirer is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.
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
For the January 2018 offering, we allocated $194.9 million to the equity component of the convertible debt instrument. That equity component is treated as a discount on the liability component of the 2025 Notes, which is amortized over the seven-year term of the 2025 Notes using the effective interest rate method. For the June 2018 offering, we allocated $73.0 million to the equity component of the convertible debt instrument. That equity component, less the $14.2 million premium, is treated as a discount on the liability component of the 2025 Notes, which is amortized over the remaining six-and-a-half-year term of the 2025 Notes using the effective interest rate method. For the March 2019 offering, we allocated $275.0 million to the equity component of the convertible debt instrument. That equity component is treated as a discount on the liability component of the 2027 Notes, which is amortized over the eight-year term of the 2027 Notes using the effective interest rate method. In addition, debt issuance costs related to the Notes were $18.8 million, $7.4 million, and $18.0 million for the January 2018, June 2018, and March 2019 offerings, respectively. We allocated the costs to the liability and equity components of the Notes based on their relative values. The debt issuance costs allocated to the liability component are being amortized over the life of the Notes as additional non-cash interest expense. The transaction costs allocated to the equity component are netted with the equity component of the convertible debt instrument in stockholders’ equity.
Business Combinations. Business Combinations are accounted for under the acquisition method in accordance with ASC 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any non-controlling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business combination under the ASC are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.
In 2017, we recognized goodwill of $2.0 million from the acquisition of Sampleminded. In 2018, we recognized goodwill of $15.3 million from the acquisition of Biomatrica. In November 2019, we recognized goodwill of $1.2 billion from the combination with Genomic Health. We evaluate goodwill impairment on an annual basis or more frequently should an event or change in circumstance occur that indicates that the carrying amount is in excess of the fair value. There were no impairment losses for the years ended December 31, 2019, 2018, and 2017. Refer to Note 1 and 13 for further discussion of the goodwill recorded.

Recent Accounting Pronouncements
See Note 1 in the Notes to Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements.
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of December 31, 2019 and December 31, 2018 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis. While we believe our cash, cash equivalents, restricted cash, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents, restricted cash, and marketable securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.
A hypothetical ten percent change in interest rates would not have a material adverse impact on our future operating results or cash flows. All of our significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
Foreign Currency Risk
Substantially all of our revenues are recognized in U.S. dollars, although a growing percentage is denominated in foreign currency as we continue to expand into markets outside of the U.S. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results.
In 2017 and 2018, our international subsidiaries functional currency was the local currency. For 2019 our international subsidiaries use the U.S. dollar as the functional currency, resulting in no net foreign exchange transaction gains (losses) for the year ended December 31, 2019 and net foreign exchange transaction gains (losses) were not significant for the years ended December 31, 2018, and 2017, respectively. In September 2017, Genomic Health (now a wholly owned subsidiary) started entering into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of December 31, 2019, we had open foreign currency forward contracts with notional amounts of $17.9 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 8.  Consolidated Financial Statements and Supplementary Data
EXACT SCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Exact Sciences Corporation
Madison, Wisconsin
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 21, 2020 expressed an unqualified opinion thereon.
Change in Accounting Method Related to Leases
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Topic 842 — Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable Consideration in Revenue Contracts
As described in Note 1 to the consolidated financial statements, the Company’s revenue is primarily generated from laboratory services from its Cologuard and Oncotype DX products. The Company’s customer is the patient, however, formal reimbursement contracts, including a national coverage determination for Cologuard, are established with payers. The Company estimates the anticipated amount of the variable consideration to be received using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts.
We identified the determination of the variable consideration as a critical audit matter. When estimating variable consideration, the Company considers several factors, including historical collections experience together with lag time, the amount of contractual adjustments, changes in the current payer and volume mix, and new or modified reimbursement terms with payers. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the degree of auditor judgment.
The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of certain controls over management’s review of the estimation process to determine the amount of the variable consideration including controls over the completeness and accuracy of the underlying transaction data and information technology general controls.
•Testing the completeness and accuracy of the underlying data related to payer and payer group, and historical cash collections used in establishing the estimated transaction price for laboratory services performed.
•Evaluating the reasonableness of the variable consideration and assumptions used through: (i) performing retrospective reviews that compared actual cash collections, by payer group, to the transaction price estimates, (ii) assessing the reasonableness of the historical lag periods used against recent transactions and payment experience, and (iii) analyzing amounts of contractual adjustments and collections history by individual payers.
Issuance and Extinguishment of Convertible Notes
As described in Note 9 to the consolidated financial statements, the Company issued $747.5 million in aggregate principal of convertible notes in March 2019 (“2027 Notes”). The Company used a portion of the proceeds from the issuance of the 2027 Notes, along with the issuance of the Company’s common stock, to settle $493.4 million of other outstanding convertible notes (“2025 Notes”) in privately negotiated transactions. As the 2027 Notes may be settled in cash upon conversion, the Company evaluated and determined that the 2027 Notes should be separated into a liability and equity components. Further, the Company determined that the settlement of a portion of the 2025 Notes was considered an extinguishment and a loss was recorded.
We identified the accounting and the valuation of the issuance and the extinguishment of convertible notes as a critical audit matter. Auditing the following elements involved especially challenging and complex auditor judgment due to the nature and extent of specialized skill and knowledge required: (i) the Company’s accounting assessment related to the bifurcation of the liability and equity components for the issuance of the 2027 Notes, (ii) the Company’s determination of the market discount rate and the expected life of the 2027 Notes, (iii) the Company’s accounting assessment related to the extinguishment of the 2025 Notes, and (iv) the calculation of the related loss on extinguishment of the 2025 Notes.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skill in accounting to evaluate the appropriateness of management’s application of accounting guidance for complex financial instruments, primarily related to:
◦The assessment of whether the liability and equity components of the 2027 Notes should be bifurcated, and
◦The assessment of whether the settlement of a portion of the 2025 Notes should be treated as an extinguishment.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the appropriateness of the methodology and the reasonableness of assumptions used by the Company’s valuation specialist in determining:
◦The market discount rates used for the issuance of the 2027 Notes, as well as the expected life of the 2027 Notes, and
◦The fair value of the 2025 Notes immediately prior to the settlement.

Combination with Genomic Health, Inc.
As described in Note 13 to the consolidated financial statements, on November 8, 2019, the Company completed its combination with Genomic Health, Inc. (“Genomic Health”). The Company accounted for this combination under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values.
We identified the determination of the fair value of the developed technology and the in-process research and development (“IPR&D”) assets as a critical audit matter. Management used various complex valuation methodologies and judgments to determine the fair value of the developed technology and the IPR&D assets including: (i) obsolescence factors, (ii) expected life of these intangible assets, (iii) discount rates, (iv) revenue growth rates, and (v) profit margins. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of specialized skill and knowledge required when evaluating the reasonableness of the Company’s underlying assumptions about the future performance of Genomic Health’s intangible assets acquired.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of the inputs and assumptions used to determine the fair value of the developed technology and IPR&D assets, including (i) forecasted revenue growth rates in total and forecasted revenue growth rates specific to each intangible asset, (ii) expected gross profit margin, and (iii) estimates of earnings before interest and tax margin by comparing management’s forecasted revenue growth, cost of sales, and operating expenses against relevant other sources and historical results.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in evaluating the appropriateness of the methodologies and the reasonableness of certain assumptions used by the Company’s valuation specialist in determining the fair value of the developed technology and IPR&D assets, including:
◦The valuation methodology used,
◦The obsolescence factor applied,
◦The expected life of developed technology and IPR&D,
◦The internal rate of return, and
◦The weighted average cost of capital
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2012.
Madison, Wisconsin
February 21, 2020

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Exact Sciences Corporation
Madison, Wisconsin
Opinion on Internal Control over Financial Reporting
We have audited Exact Sciences Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Genomic Health, Inc., which was combined with the Company on November 8, 2019, and which is included in the consolidated balance sheets of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Genomic Health, Inc. constituted 8% of the Company's total consolidated assets (excluding goodwill and intangible assets related to the transaction, which were integrated into the Company's systems and control environment) as of December 31, 2019, and 8% of total consolidated revenue for the year ended December 31, 2019. Management did not assess the effectiveness of internal control over financial reporting of Genomic Health, Inc. because of the timing of the acquisition which was completed on November 8, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Genomic Health, Inc.

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
/s/ BDO USA, LLP
Madison, Wisconsin
February 21, 2020

EXACT SCIENCES CORPORATION
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$177,254	$160,430
Marketable securities	146,401	963,752
Accounts receivable, net	130,667	45,329
Inventory, net	61,724	39,148
Prepaid expenses and other current assets	40,913	19,408
Total current assets	556,959	1,228,067
Long-term Assets:
Property, plant and equipment, net	455,325	245,259
Operating lease right-of-use assets	126,444	—
Goodwill	1,203,197	17,279
Intangibles, net	1,143,550	29,002
Other long-term assets, net	20,293	4,415
Total assets	$3,505,768	$1,524,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,973	$28,141
Accrued liabilities	193,329	100,644
Operating lease liabilities, current portion	7,891	—
Debt, current portion	834	8
Other current liabilities	8,467	7,376
Total current liabilities	236,494	136,169
Long-term Liabilities:
Convertible notes, net	803,605	664,749
Long-term debt, less current portion	24,032	24,494
Other long-term liabilities	34,911	17,669
Operating lease liabilities, less current portion	118,665	—
Total liabilities	1,217,707	843,081

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—147,625,696 and 123,192,540 shares at December 31, 2019 and December 31, 2018	1,477	1,232
Additional paid-in capital	3,406,440	1,716,894
Accumulated other comprehensive loss	(100)	(1,422)
Accumulated deficit	(1,119,756)	(1,035,763)
Total stockholders’ equity	2,288,061	680,941
Total liabilities and stockholders’ equity	$3,505,768	$1,524,022
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$876,293	$454,462	$265,989

Operating expenses:
Cost of sales (exclusive of amortization of acquired intangibles)	216,717	116,644	78,305
Research and development	139,694	67,285	42,099
Sales and marketing	385,176	249,448	153,924
General and administrative	352,453	178,016	108,988
Amortization of acquired intangibles	16,035	2,540	983
Total operating expenses	1,110,075	613,933	384,299
Loss from operations	(233,782)	(159,471)	(118,310)

Other income (expense)
Investment income	26,530	21,203	3,932
Interest expense	(61,599)	(36,789)	(206)
Total other income (expense)	(35,069)	(15,586)	3,726

Net loss before tax	(268,851)	(175,057)	(114,584)

Income tax benefit (expense)	184,858	(92)	187

Net loss	$(83,993)	$(175,149)	$(114,397)

Net loss per share—basic and diluted	$(0.64)	$(1.43)	$(0.99)

Weighted average common shares outstanding—basic and diluted	131,257	122,207	115,684

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(83,993)	$(175,149)	$(114,397)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	1,322	(708)	(475)
Foreign currency translation gain	—	36	143
Comprehensive loss	$(82,671)	$(175,821)	$(114,729)
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2017	110,236,127	$1,102	$1,080,432	$(418)	$(745,821)	$335,295
Cumulative-effect adjustment - ASU 2016-09 adoption	—	—	396	—	(396)	—
Issuance of common stock, net of issuance costs of $7.4 million	7,450,000	74	253,314	—	—	253,388
Exercise of common stock options	1,067,047	11	5,092	—	—	5,103
Issuance of common stock to fund the Company’s 2016 401(k) match	158,717	2	3,006	—	—	3,008
Compensation expense related to issuance of stock options and restricted stock awards	1,162,112	12	35,500	—	—	35,512
Purchase of employee stock purchase plan shares	423,423	4	2,837	—	—	2,841
Net loss	—	—	—	—	(114,397)	(114,397)
Accumulated other comprehensive income	—	—	—	(332)	—	(332)
Balance, December 31, 2017	120,497,426	$1,205	$1,380,577	$(750)	$(860,614)	$520,418
Equity component of convertible debt, net of issuance costs	—	—	260,246	—	—	260,246
Exercise of common stock options	1,033,012	10	6,626	—	—	6,636
Issuance of common stock to fund the Company’s 2017 401(k) match	86,882	1	4,302	—	—	4,303
Compensation expense related to issuance of stock options and restricted stock awards	1,228,611	13	60,251	—	—	60,264
Purchase of employee stock purchase plan shares	346,609	3	4,892	—	—	4,895
Net loss	—	—	—	—	(175,149)	(175,149)
Accumulated other comprehensive loss	—	—	—	(672)	—	(672)
Balance, December 31, 2018	123,192,540	$1,232	$1,716,894	$(1,422)	$(1,035,763)	$680,941
Settlement of convertible notes	—	—	(300,768)	—	—	(300,768)
Shares issued to settle convertible notes	2,159,716	22	182,455	—	—	182,477
Equity component of convertible debt, net of issuance costs	—	—	268,368	—	—	268,368
Exercise of common stock options	641,925	6	8,781	—	—	8,787
Issuance of common stock to fund the Company’s 2018 401(k) match	86,532	1	7,408	—	—	7,409
Compensation expense related to issuance of stock options and restricted stock awards	4,322,366	43	108,440	—	—	108,483
Purchase of employee stock purchase plan shares	176,458	2	8,394	—	—	8,396
Issuance of common stock for business combinations	17,046,159	171	1,406,909	—	—	1,407,080
Stock issuance costs	—	—	(441)	—	—	(441)
Net loss	—	—	—	—	(83,993)	(83,993)
Accumulated other comprehensive loss	—	—	—	1,322	—	1,322
Balance, December 31, 2019	147,625,696	$1,477	$3,406,440	$(100)	$(1,119,756)	$2,288,061
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(83,993)	$(175,149)	$(114,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	34,212	20,544	14,572
Loss on disposal of property, plant and equipment	1,394	353	954
Realized gain on sale of marketable securities	(3,355)	(385)	(23)
Unrealized net loss on revaluation of equity securities	207	—	—
Loss on preferred stock investment	—	765	—
Deferred tax benefit	(185,109)	—	(115)
Stock-based compensation	108,483	60,264	35,512
Loss on settlement of convertible notes	10,558	—	—
Amortization of convertible note debt discount and issuance costs	42,256	28,564	—
Amortization of liabilities	(4,467)	(2,394)	(1,620)
Amortization of premium on short-term investments	(3,102)	(3,516)	88
Amortization of acquired intangibles	16,035	2,540	983
Non-cash lease expense	5,427	—	—
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(27,938)	(17,292)	(17,529)
Inventory, net	(19,041)	(12,729)	(19,194)
Operating lease liabilities	(4,114)	—	—
Accounts payable and accrued liabilities	3,469	33,076	30,537
Other assets and liabilities	(5,932)	(3,966)	(1,492)
Net cash used in operating activities	(115,010)	(69,325)	(71,724)
Cash flows from investing activities:
Purchases of marketable securities	(634,117)	(1,192,506)	(357,051)
Maturities of marketable securities	1,660,559	579,171	271,466
Purchases of property, plant and equipment	(171,802)	(150,093)	(48,480)
Business combination, net of cash acquired	(973,861)	(17,908)	(2,980)
Purchases of intangible assets	—	—	(20,690)
Other investing activities	(1,852)	(578)	(3,070)
Net cash used in investing activities	(121,073)	(781,914)	(160,805)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	729,477	896,430	—
Proceeds from financing obligation, net payments on mortgage payable	—	2,084	(174)
Proceeds from exercise of common stock options	8,787	6,636	5,103
Proceeds from sale of common stock, net of issuance costs	—	—	253,388
Proceeds in connection with the Company's employee stock purchase plan	8,396	4,895	2,841
Payments on settlement of convertible notes	(493,356)	—	—
Proceeds from construction loan, net deferred financing costs	319	24,236	(202)
Other financing activities	(442)	(139)	—
Net cash provided by financing activities	253,181	934,142	260,956

Effects of exchange rate changes on cash and cash equivalents	—	36	143

Net increase in cash, cash equivalents and restricted cash	17,098	82,939	28,570
Cash, cash equivalents and restricted cash at the beginning of period	160,430	77,491	48,921
Cash, cash equivalents and restricted cash at the end of period	$177,528	$160,430	$77,491

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired but not paid	$10,265	$33,452	$8,818
Property acquired under build-to-suit lease	—	2,092	—
Unrealized loss on available-for-sale investments	1,322	(708)	(475)
Issuance of 86,532, 86,882, and 158,717 shares of common stock to fund the Company’s 401(k) matching contribution for 2018, 2017, and 2016, respectively	7,409	4,303	3,008
Issuance of 2,159,716 shares of common stock upon settlement of convertible notes	(182,477)	—	—
Retirement of equity component of convertible notes settled	(300,768)	—	—
Issuance of 17,046,159 shares of common stock for business combination	(1,407,080)	—	—
Business acquisition contingent consideration liability	—	3,060	—
Supplemental disclosure of cash flow information:
Interest paid	$9,301	$4,638	$201
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Exact Sciences Corporation (together with its subsidiaries, “Exact,” or the “Company”) was incorporated in February 1995. Exact is a leading global cancer diagnostics company. It has developed some of the most impactful brands in cancer screening and diagnostics, including Cologuard and Oncotype DX. Exact is currently working on the development of additional tests for other types of cancer, with the goal of bringing new innovative cancer tests to patients throughout the world.
On November 8, 2019, Exact completed a combination (the “Combination”) with Genomic Health, Inc. (“Genomic Health”), under which the Company acquired Genomic Health, which is a leading provider of genomic based diagnostic tests to help to optimize cancer care.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries and variable interest entities. See Note 12 for the discussion of financing arrangements involving certain entities that are variable interest entities that are included in the Company’s consolidated financial statements. The functional currency for the Company's wholly-owned subsidiaries incorporated outside the United States (“U.S.”) is the U.S. dollar. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers cash on hand, demand deposits in a bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.
Marketable Securities
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value. The unrealized gains and losses, net of tax, on the Company's debt securities are reported in other comprehensive income. Marketable equity securities are measured at fair value and the unrealized gains and losses, net of tax, are recognized in other income (expense) in the consolidated statement of operations. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.
The Company’s investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. Investments in which the Company has the ability and intent, if necessary, to liquidate in order to support its current operations (including those with a contractual term greater than one year from the date of purchase) are classified as current. Realized gains were $3.4 million, $0.4 million, and $23,000, net of insignificant realized losses, for the years ended December 31, 2019, 2018, and 2017, respectively and are included in investment income in the Company's consolidated statements of operations.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The Company periodically evaluates investments in unrealized loss positions for other-than-temporary impairments. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position, the Company’s intent not to sell the security, and whether it is more likely than not that the Company will have to sell the security before recovery of its cost basis. As of December 31, 2019 and 2018, no investments were identified with other-than-temporary declines in value.
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at December 31, 2019 and 2018:

(In thousands)	December 31, 2019	December 31, 2018
Cash, cash equivalents, and restricted cash
Cash and money market	$146,932	$75,375
Cash equivalents	30,322	85,055
Restricted cash (1)	274	—
Total cash, cash equivalents and restricted cash	177,528	160,430
Marketable securities
Available-for-sale debt securities	144,685	963,752
Equity securities	1,716	—
Total marketable securities	146,401	963,752
Total cash and cash equivalents, restricted cash and marketable securities	$323,929	$1,124,182

(1) Restricted cash is included in other long-term assets on the consolidated balance sheets. The Company had no restricted cash at December 31, 2018 or December 31, 2017.
Available-for-sale debt securities at December 31, 2019 consisted of the following:

	December 31, 2019
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$30,320	$2	$—	$30,322
Total cash equivalents	30,320	2	—	30,322
Marketable securities
Corporate bonds	4,017	—	(14)	4,003
U.S. government agency securities	140,745	10	(73)	140,682
Total marketable securities	144,762	10	(87)	144,685
Total available-for-sale debt securities	$175,082	$12	$(87)	$175,007

(1) Gains and losses in accumulated other comprehensive income (loss) are reported net of tax.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Available-for-sale debt securities at December 31, 2018 consisted of the following:

	December 31, 2018
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$49,982	$3	$—	$49,985
Commercial paper	24,072	—	(2)	24,070
Certificates of deposit	11,000	—	—	11,000
Total cash equivalents	85,054	3	(2)	85,055
Marketable securities
Corporate bonds	392,973	33	(719)	392,287
Asset backed securities	277,538	30	(569)	276,999
U.S. government agency securities	250,606	43	(178)	250,471
Commercial paper	12,158	—	(7)	12,151
Certificates of deposit	31,875	—	(31)	31,844
Total marketable securities	965,150	106	(1,504)	963,752
Total available-for-sale debt securities	$1,050,204	$109	$(1,506)	$1,048,807

(1) Gains and losses in accumulated other comprehensive income (loss) are reported net of tax.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2017	$(204)	$(214)	$(418)
Other comprehensive income (loss) before reclassifications	143	(530)	(387)
Amounts reclassified from accumulated other comprehensive loss	—	55	55
Net current period change in accumulated other comprehensive income (loss)	143	(475)	(332)
Balance at December 31, 2017	$(61)	$(689)	$(750)
Other comprehensive income (loss) before reclassifications	36	(1,025)	(989)
Amounts reclassified from accumulated other comprehensive loss	—	317	317
Net current period change in accumulated other comprehensive income (loss)	36	(708)	(672)
Balance at December 31, 2018	$(25)	$(1,397)	$(1,422)
Other comprehensive income (loss) before reclassifications	—	681	681
Amounts reclassified from accumulated other comprehensive loss	—	641	641
Net current period change in accumulated other comprehensive income (loss)	—	1,322	1,322
Balance at December 31, 2019	$(25)	$(75)	$(100)

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 were as follows:

		Year Ended December 31,
Details about AOCI Components (In thousands)	Affected Line Item in the Statements of Operations	2019	2018	2017
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$641	$317	$55
Total reclassifications		$641	$317	$55
Allowance for Doubtful Accounts
The Company estimates an allowance for doubtful accounts against accounts receivable based on estimates of expected collections consistent with historical cash collection experience. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events or other substantive evidence indicate that expected collections will be less than applicable accrual rates. At December 31, 2019 and 2018 there was no allowance for doubtful accounts recorded. For the years ended December 31, 2019, 2018 and 2017, there was no bad debt expense written off against the allowance and charged to operating expense.
Inventory
Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first out method (“FIFO”). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale, no longer meets quality specifications, or has a cost basis in excess of its estimated realizable value and records a charge to cost of sales for such inventory as appropriate.
Direct and indirect manufacturing costs incurred during process validation and for other research and development activities, which are not permitted to be sold, have been expensed to research and development in the Company’s consolidated statements of operations.
Inventory consisted of the following:

(In thousands)	December 31, 2019	December 31, 2018
Raw materials	$24,958	$12,761
Semi-finished and finished goods	36,766	26,387
Total inventory	$61,724	$39,148

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Land is stated at cost and does not depreciate. Maintenance and repairs are expensed when incurred; additions and improvements are capitalized. The estimated useful lives of property and equipment are as follows:

(In thousands)	Estimated Useful Life	December 31, 2019	December 31, 2018
Property, plant and equipment
Land	n/a	$4,466	$4,466
Leasehold and building improvements	(1)	80,352	38,895
Land improvements	15 years	1,766	1,530
Buildings	30 years	112,815	7,928
Computer equipment and computer software	3 years	65,323	36,969
Laboratory equipment	3 - 10 years	104,008	37,518
Furniture and fixtures	3 years	14,539	8,353
Assets under construction	n/a	149,687	167,462
Property, plant and equipment, at cost		532,956	303,121
Accumulated depreciation		(77,631)	(57,862)
Property, plant and equipment, net		$455,325	$245,259
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $33.9 million, $20.5 million, and $14.5 million, respectively.
At December 31, 2019, the Company had $149.7 million of assets under construction which consisted of $126.2 million related to building and leasehold improvements, $18.9 million of costs related to laboratory equipment under construction, $3.9 million of capitalized costs related to software projects, and $0.7 million of furniture and fixtures. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $111.0 million to complete the building projects and leasehold improvements, $3.7 million to complete the laboratory equipment, $2.2 million of costs to complete the computer software projects, and minimal costs to complete the furniture and fixtures. These projects are expected to be completed in 2020 and 2021.
Software Development Costs
Software development costs related to internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight‑line basis over the estimated useful life of the software, which is generally 3 years.
Investments in Privately Held Companies
The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with the applicable accounting guidance for such investments. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required. If consolidation is not required and the Company owns less than 50.1% of the voting interest of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in substance common stock where the Company exercises significant influence over the investee.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Prior to January 1, 2018, if the equity method did not apply, investments in privately held companies determined to be equity securities were accounted for using the cost method. As discussed below, on January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which changed the way it accounts for non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net in the consolidated statements of operations.
Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held to maturity securities, in accordance with the applicable accounting guidance for such investments.
Derivative Financial Instruments
The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts, included in prepaid expenses and other current assets or in accrued liabilities, depending on the contracts’ net position, the Company uses to hedge the exposure are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense). As of December 31, 2019, the Company had open foreign currency forward contracts with notional amounts of $17.9 million. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was $0 at December 31, 2019. As of December 31, 2018, the Company had no open foreign currency forward contracts.
Intangible Assets
Intangible assets consisted of the following:

(In thousands)	December 31, 2019	December 31, 2018
Intangible assets
Finite-lived intangible assets	$963,690	$33,058
Less: Accumulated amortization	(20,411)	(4,107)
Finite-lived intangible assets, net	943,279	28,951
In-process research and development	200,000	—
Internally developed technology in process	271	51
Intangible assets, net	$1,143,550	$29,002
Finite-Lived Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s finite-lived intangible assets as of December 31, 2019:

(In thousands)	Net Balance at December 31, 2019	Weighted Average Remaining Life (Years)
Trade name	$99,739	15.9
Customer relationships	2,476	13.8
Patents	16,715	8.8
Supply agreements	29,429	7.5
Acquired developed technology	794,027	9.9
Internally developed technology	893	2.5
Total	$943,279

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2019, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2020	$93,610
2021	93,508
2022	93,302
2023	93,159
2024	92,825
Thereafter	476,875
$943,279
Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. Other than the transactions discussed below, the Company determined that all patent costs incurred during the years ended December 31, 2019, 2018 and 2017 should be expensed and not capitalized as the future economic benefit derived from the transactions cannot be determined.
Under a technology license and royalty agreement entered into with MDx Health (“MDx”), dated July 26, 2010 (as subsequently amended, the “MDx License Agreement”), the Company was required to pay MDx milestone-based royalties on sales of products or services covered by the licensed intellectual property. Once the achievement of a milestone occurred or was considered probable, an intangible asset and corresponding liability was reported in intangible assets and accrued liabilities, respectively. The liability was relieved once the milestone was achieved and payment made. The intangible asset is being amortized over the estimated 10-year useful life of the licensed intellectual property through 2024, and such amortization is reported in amortization of acquired intangibles. Payment for all remaining milestones under the License Agreement was made as part of the Royalty Buy-Out agreement outlined below.
Effective April 2017, the Company and MDx entered into a royalty buy-out agreement (“Royalty Buy-Out Agreement”), which terminated the MDx License Agreement. Pursuant to the Royalty Buy-Out Agreement, the Company paid MDx a one-time fee of $8.0 million in exchange for an assignment of certain patents covered by the MDx License Agreement and the elimination of all ongoing royalties and other payments by the Company to MDx under the MDx License Agreement. Also included in the Royalty Buy-Out Agreement is a mutual release of liabilities, which includes all amounts previously accrued under the MDx License Agreement. Concurrently with entering into the Royalty Buy-Out Agreement, the Company entered into a patent purchase agreement (“Patent Purchase Agreement”) with MDx under which it paid MDx an additional $7.0 million in exchange for the assignment of certain other patent rights that were not covered by the MDx License Agreement. The total $15.0 million paid by the Company pursuant to the Royalty Buy-Out Agreement and Patent Purchase Agreement, net of liabilities relieved of $6.6 million, was recorded as an intangible asset and is being amortized over the estimated remaining useful life of the licensed intellectual property through 2024, and such amortization is reported in amortization of acquired intangibles on the consolidated statements of operations. The $6.6 million of liabilities relieved were related to historical milestones and accrued royalties under the License Agreement.
As of December 31, 2019 and 2018, an intangible asset of $6.4 million and $7.7 million, respectively, related to historical milestone payments made under the MDx License Agreement and intangible assets acquired as part of the Royalty Buy-Out Agreement and Patent Purchase Agreement is reported in intangible assets, net. Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $1.3 million, $1.3 million, and $1 million, respectively.
In December 2017, the Company entered into an asset purchase agreement (the “Armune Purchase Agreement”) with Armune BioScience, Inc. (“Armune”), pursuant to which the Company acquired intellectual property and certain other assets underlying Armune’s APIFINY®, APIFINY® PRO and APIFINY® ACTIVE SURVEILLANCE prostate cancer diagnostic tests. The portfolio of Armune assets the Company acquired is expected to complement its product pipeline. The total consideration was comprised of an up-front cash payment of $12.0 million and $17.5 million in contingent payment obligations that will become payable upon the Company’s achievement of development and commercial milestones using the acquired intellectual property. The satisfaction of these milestones is subject to many risks and is therefore uncertain.  The Company will not record the contingent consideration until it is probable that the milestones will be met.  There is no other

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
consideration due to Armune beyond the milestone payments and the Company is not subject to future royalty obligations should a product be developed and commercialized. The transaction costs directly related to the asset acquisition were added to the asset in accordance with GAAP. As such, the collective asset value from the acquisition resulted in an intangible asset of $12.2 million.  The intellectual property asset, which includes related transaction costs, is being amortized on a straight-line basis over the period the Company expects to be benefited, which is consistent with the legal life of the patents acquired. For the years ended December 31, 2019, 2018, and 2017 the Company recorded amortization expense of $0.9 million, $0.9 million, and $40,000, respectively, which is included in amortization of acquired intangibles on the consolidated statements of operations. At December 31, 2019 and 2018, the net balances of $10.4 million and $11.3 million, respectively are reported in intangible assets, net in the Company’s consolidated balance sheets.
As a result of the Biomatrica Acquisition discussed in Note 13, the Company recorded an intangible asset of $8.8 million which was comprised of acquired developed technology of $5.4 million, customer relationships of $2.7 million, and trade names of $0.7 million. The intangible assets acquired are being amortized over the remaining useful life which was determined to be 15 years for the acquired developed technology, customer relationships, and trade names. For the years ended December 31, 2019 and 2018, the Company recorded amortization expense of $0.6 million and $0.1 million, respectively, which is included in amortization of acquired intangibles on the consolidated statements of operations. At December 31, 2019 and 2018 the net balances of $8.1 million and $8.7 million, respectively, are reported in net intangible assets in the Company’s consolidated balance sheets.
As a result of the combination with Genomic Health discussed in Note 13, the Company recorded intangible assets of $1.1 billion which was comprised of acquired developed technology of $800.0 million, in-process research and development of $200.0 million, trade names of $100.0 million, and supply agreement of $30.0 million. The intangible assets acquired are being amortized over the remaining useful life which was determined to be 10 years for the acquired developed technology, 16 years for the trade names, and 7.6 years for the supply agreement. For the year ended December 31, 2019, the Company recorded amortization expense of $13.0 million, which is included in amortization of acquired intangibles on the consolidated statement of operations, and the net balance of $1.1 billion is reported in net intangible assets in the Company’s consolidated balance sheet.
Acquired In-process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenues from the projects and discounting the net cash flows to present value. The revenues and costs projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success. IPR&D projects acquired in a business combination that are not complete are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related R&D efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market the resulting products. Such approvals reuqire completing clinical trials that demonstrate the products effectiveness. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods.
Capitalized IPR&D projects are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers various factors for potential impairment, including the current legal and regulatory environment and the competitive landscape. Adverse clinical trial results, significant delays in obtaining marketing approval, the inability to bring a product to market and the introduction or advancement of competitors' products could result in partial or full impairment of the related intangible assets.
Goodwill
In 2017, the Company recognized goodwill of $2.0 million from the acquisition of Sampleminded, Inc. In 2018, the Company recognized goodwill of $15.3 million from the acquisition of Biomatrica, Inc. In November 2019, the Company recognized goodwill of $1.2 billion from the combination with Genomic Health. Refer to Note 13 for further discussion of the goodwill recorded.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The Company evaluates goodwill for possible impairment in accordance with ASC 350 on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company's business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. There were no impairment losses for the years ended December 31, 2019, 2018, and 2017.
The change in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 is as follows:

(In thousands)
Balance, January 1, 2018	$1,979
Biomatrica acquisition	15,300
Balance, December 31, 2018	17,279
Genomic Health acquisition	1,185,918
Balance, December 31, 2019	$1,203,197
Impairment of Long-Lived Assets
The Company evaluates the fair value of long-lived assets, which include property and equipment, intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for the years ended December 31, 2019, 2018, and 2017.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	December 31,
(In thousands)	2019	2018	2017
Shares issuable upon exercise of stock options	2,700	2,532	3,360
Shares issuable upon the release of restricted stock awards	4,384	6,246	6,149
Shares issuable upon conversion of convertible notes	12,196	12,044	—
	19,280	20,822	9,509
Accounting for Stock-Based Compensation
The Company requires all share-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their grant date fair values.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Revenue Recognition
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype DX tests. The services are completed upon delivery of a patient’s test result to the ordering healthcare provider. The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), which was adopted on January 1, 2018, using the modified retrospective method, which was elected to apply to all contracts.  Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for the Company to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.
The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.  The Company recognizes revenues from its products in accordance with that core principle, and key aspects considered by the Company include the following:
Contracts
The Company’s customer is the patient. However, the Company does not enter into a formal reimbursement contract with a patient, as formal reimbursement contracts are established with payers.  Accordingly, the Company establishes a contract with a patient in accordance with other customary business practices.
•Approval of a contract is established via the order submitted by the patient’s healthcare provider and the receipt of a sample in the laboratory.
•The Company is obligated to perform its laboratory services upon acceptance of a sample from a patient, and the patient and/or applicable payer are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.
•Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and any applicable reimbursement contracts established between the Company and payers, unless the patient is a self-pay patient, whereby the Company requires payment from the patient prior to commencement of the Company's performance obligations.
•Once the Company releases a patient’s test result to the ordering healthcare provider, the Company is legally able to collect payment and bill an insurer, patient and/or health system, depending on payer contract status or patient insurance benefit status.
•The Company’s consideration is deemed to be variable, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer.  The Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. The Company elects the practical expedient related to disclosure of unsatisfied performance obligations, as the duration of time between sample receipt and the release of a valid test result to the ordering healthcare provider is far less than one year.
Transaction price
The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both.
The consideration derived from the Company’s contracts is deemed to be variable due to several factors such as the amount of contractual adjustments, any patient co-payments, deductibles or patient adherence incentives, the existence of secondary payers, and claim denials.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.
The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $9.9 million and $15.0 million for the years ended December 31, 2019 and 2018, respectively.
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
When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon release of the performance obligations associated with the Company's tests, with recognition, generally occurring at the date of cash receipt.
Allocate transaction price
The transaction price is allocated entirely to the performance obligation contained within the contract with a patient.
Point in time recognition
The Company’s single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful test result is released to the patient’s ordering healthcare provider. The Company considers this date to be the time at which the patient obtains control of the promised test service.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Disaggregation of Revenue
The following table presents the Company's revenues disaggregated by revenue source:

	December 31,
(In thousands)	2019	2018	2017
Screening
Medicare Parts B & C	$404,331	$254,431	$172,255
Commercial	368,006	184,538	84,842
Other	37,783	15,493	8,892
Total Screening	810,120	454,462	265,989
Precision Oncology
Medicare Parts B & C	$24,325	$—	$—
Commercial	29,976	—	—
International	11,444	—	—
Other	428	—	—
Total Precision Oncology	66,173	—	—
Total	$876,293	$454,462	$265,989
Screening includes laboratory service revenue from Cologuard and revenue from Biomatrica products. Precision Oncology includes laboratory service revenue from global Oncotype DX products.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the consolidated balance sheets. Generally, billing occurs subsequent to the release of a patient’s test result to the ordering healthcare provider, resulting in an account receivable. However, the Company sometimes receives advance payment from a patient, particularly a self-pay patient, before a test result is completed, resulting in deferred revenue. The deferred revenue balance is relieved upon release of the applicable patient’s test result to the ordering healthcare provider. As of December 31, 2019 and 2018, the deferred revenue balance is not material to the Company's consolidated financial statements.
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
The Company incurs certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications (e.g. adherence reminder letters). These costs are expensed as incurred and recorded within general and administrative expenses in the Company’s consolidated statements of operations.
Advertising Costs
The Company expenses the costs of media advertising at the time the advertising takes place. The Company expensed approximately $88.7 million, $93.7 million, and $58.0 million of media advertising during the years ended December 31, 2019, 2018, and 2017, respectively, which is recorded in sales and marketing expenses on the Company's consolidated statements of operations.

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
The Company's available-for-sale debt securities are classified as Level 2. They are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors. The Company's marketable equity securities are classified as Level 1. There were no transfers between Level 1 and Level 2 categories during the year ended December 31, 2019. The fair value of contingent consideration related to the Biomatrica Acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. The Company evaluates the fair value of expected contingent consideration and the corresponding liability each annual reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected Biomatrica Acquisition earn-out liability. This fair value measurement is considered a Level 3 measurement because the Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn out itself, the related projections, and the overall business. The contingent earn-out liability is classified as a component of other long-term liabilities in the Company’s consolidated balance sheets. The change in the fair value between the acquisition date and December 31, 2019 was due to an earn-out payment made during that time resulting in a decrease in the liability at December 31, 2019. See Note 13 for further detail on the Biomatrica Acquisition. Of the Company's non-marketable equity investments, $10.8 million is related to the preferred stock investment in Epic Sciences and is categorized as a Level 3 asset in the fair value hierarchy because the value is estimated using an option pricing model that considered a recent observable transaction and other unobservable inputs including volatility and long-term plan of Epic Sciences. There were no changes to the fair value based on observable transactions during the period end from the combination date to December 31, 2019 utilizing the option pricing model discussed above. See Note 6, for additional information regarding the terms of this investment.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company’s fair value measurements as of December 31, 2019 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

		Fair Value Measurement at December 31, 2019 Using:
(In thousands)	Fair value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$146,932	$146,932	$—	$—
U.S. government agency securities	30,322	—	30,322	—
Restricted cash	274	274	—	—
Marketable securities
Corporate bonds	4,003	—	4,003	—
U.S. government agency securities	140,682	—	140,682	—
Equity securities	1,716	1,716	—	—
Non-marketable equity investments	11,821	—	—	11,821
Contingent consideration	(2,879)	—	—	(2,879)
Total	$332,871	$148,922	$175,007	$8,942
The following table presents the Company’s fair value measurements as of December 31, 2018 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

		Fair Value Measurement at December 31, 2018 Using:
(In thousands)	Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash and money market	$75,375	$75,375	$—	$—
U.S. government agency securities	49,985	—	49,985	—
Commercial paper	24,070	—	24,070	—
Certificates of deposit	11,000	—	11,000
Marketable securities
Corporate bonds	392,287	—	392,287	—
Asset backed securities	276,999	—	276,999	—
U.S. government agency securities	250,471	—	250,471	—
Certificates of deposit	31,844	—	31,844	—
Commercial paper	12,151	—	12,151	—
Contingent consideration	(3,060)	—	—	(3,060)
Total	$1,121,122	$75,375	$1,048,807	$(3,060)
The Company evaluates investments including investments in privately-held companies for other-than-temporary impairment. It was determined that unrealized gains and losses at December 31, 2019, 2018, and 2017 are temporary in nature because the change in market value for those securities resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. So long as the Company holds these securities to maturity, it is unlikely to experience gains or losses. In the event that the Company disposes of these securities before maturity, it is expected that realized gains or losses, if any, will be immaterial.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2019
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$4,003	$(14)	$—	$—	$4,003	$(14)
U.S. government agency securities	140,682	(73)	—	—	140,682	(73)
Total	$144,685	$(87)	$—	$—	$144,685	$(87)
The following table summarizes the gross unrealized losses and fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2018
	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents
Commercial paper	$24,070	$(2)	$—	$—	$24,070	$(2)
Total cash equivalents	24,070	(2)	—	—	24,070	(2)
Marketable Securities
Corporate bonds	$340,287	$(638)	$35,773	$(81)	$376,060	$(719)
Asset backed securities	201,036	(178)	—	—	201,036	(178)
U.S. government agency securities	243,846	(501)	18,335	(67)	262,181	(568)
Certificates of deposit	31,843	(31)	—	—	31,843	(31)
Commercial paper	12,151	(7)	—	—	12,151	(7)
Total marketable securities	829,163	(1,355)	54,108	(148)	883,271	(1,503)
Total	$853,233	$(1,357)	$54,108	$(148)	$907,341	$(1,505)
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at December 31, 2019:

	December 31, 2019
	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$30,320	$30,321	$—	$—
Total cash equivalents	30,320	30,321	—	—
Marketable securities
U.S. government agency securities	140,745	140,682	—	—
Corporate bonds	4,017	4,003	—	—
Total marketable securities	144,762	144,685	—	—
Total available-for-sale securities	$175,082	$175,006	$—	$—

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Fair Value of Long-Term Debt and Convertible Notes
The Company measures the fair value of its convertible notes and long-term debt for disclosure purposes. The following table summarizes the Company’s outstanding convertible notes and long-term debt:

	December 31, 2019		December 31, 2018
(In thousands)	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2027 Convertible notes (2)	$483,909	$843,741	$—	$—
2025 Convertible notes (2)	319,696	592,482	664,749	956,196
Construction loan (3)	24,866	24,866	24,502	24,502

(1) The carrying amounts presented are net of debt discounts and debt issuance costs (See Note 8 and Note 9 of the consolidated financial statements for further information).

(2) The fair values are based on observable market prices for this debt, which are traded in active markets and therefore are classified as a Level 2 fair value measurement. A portion of the 2025 convertible notes were settled in 2019 resulting in a decrease in the liability.
(3) The carrying amount of the construction loan approximates fair value due to the short-term nature of this instrument. The construction loan is privately held with no public market for this debt and therefore is classified as a Level 3 fair value measurement. The change in the fair value was due to payments made on the loan resulting in a decrease in the liability.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2019, the Company had cash and cash equivalents deposited in financial institutions in which the balances exceed the federal government agency insured limit of $250,000 by approximately $145.6 million. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.
Through December 31, 2019, the Company’s revenues have been primarily derived from the sale of Cologuard and Oncotype DX tests. The following is a breakdown of revenue and accounts receivable from major payers:

	% Revenue for the years ended December 31,			% Accounts Receivable at December 31,
Major Payer	2019	2018	2017	2019	2018	2017
Centers for Medicare and Medicaid Services	29%	36%	44%	19%	32%	39%
UnitedHealthcare	13%	13%	11%	7%	10%	10%
Tax Positions
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, the Company has determined that a $120.7 million and $209.9 million valuation allowance at December 31, 2019 and 2018 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. The change in valuation allowance as of December 31, 2019 and 2018 was a decrease of $89.2 million and $4.4 million, respectively. An income tax benefit of $185.1 million was recorded as a result of a change in the deferred tax asset valuation allowance resulting from the Genomic Health combination. In connection with the Genomic Health combination, a deferred tax liability was recorded for identified intangible assets. These deferred tax liabilities are considered a source of future taxable income which allowed the Company to reduce its pre-combination deferred tax asset valuation allowance. The change in pre-combination deferred tax asset valuation allowance of an acquirer is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, (collectively, “Update 2016-02”). Update 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet, including those leases classified as operating leases under previous GAAP. Update 2016-02 provides an option of recognizing a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted Update 2016-02 on January 1, 2019 using the modified retrospective method of adoption. The Company elected the package of practical expedients permitted under the transition guidance, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases. As a result of the adoption, the Company recorded an opening right-of-use asset balance of $20.6 million, which is included in operating lease right-of-use assets in the Company’s consolidated financial statements. The Company also recorded an opening lease liability of $20.1 million, of which $3.0 million was classified in operating lease liabilities, current portion and $17.1 million was classified in operating lease liabilities, less current portion in the Company’s consolidated financial statements. See Note 6 for more detail.
In June 2018, the Financial Accounting Standards Board issued ASU No. 2018-07 (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting, (“Update 2018-07”). Update 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption of Topic 606. The Company adopted this guidance on January 1, 2019, and it did not have an impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Update 2016-13”). Update 2016-13 requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance is effective for fiscal years beginning after December 15, 2019 and will not have a material impact on the Company's consolidated financial statements.
In August 2018, the Financial Accounting Standards Board issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, ("Update 2018-13"). Update 2018-13 provided an update to the disclosure requirements for fair value measurements under the scope of ASC 820. The guidance is effective for fiscal years beginning after December 15, 2019 and will not have a material impact on the Company's consolidated financial statements.
In August 2018, the Financial Accounting Standards Board issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, (“Update 2018-15”). Update 2018-15 provided guidance for evaluating the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The guidance is effective for fiscal years beginning after December 15, 2019 and will not have a material impact on the Company's consolidated financial statements.
In November 2018, the Financial Accounting Standards Board issued ASU 2018-18, Collaborative Arrangements (Topic 808), (“Update 2018-18”). Update 2018-18 provided additional guidance regarding the interaction between Topic 808 on Collaborative Arrangements and Topic 606 on Revenue Recognition. The guidance is effective for fiscal years beginning after December 15, 2019 and will not have a material impact on the Company's consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
In April 2019, the Financial Accounting Standards Board issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“Update 2019-04”). Update 2019-04 represents changes to clarify, correct errors in, or improve the codification for these topics. The guidance is effective for fiscal years beginning after December 15, 2019 and will not have a material impact on the Company's consolidated financial statements.
In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes through certain targeted improvements to various subtopics within Topic 740. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
Guarantees and Indemnifications
The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2019 and 2018.
Foreign Currency Translation
In 2017 and 2018, the Company's international subsidiaries functional currency was the local currency and assets and liabilities were translated into United States dollars at the period-end exchange rate or historical rates, as appropriate. Consolidated statements of operations were translated at average exchange rates for the period, and the cumulative translation adjustments resulting from changes in exchange rates were included in the Company's consolidated balance sheet as a component of accumulated other comprehensive income (loss). In 2019 the Company’s international subsidiaries use the U.S. dollar as the functional currency, resulting in the Company not being subject to gains and losses from foreign currency translation of the subsidiary financial statements. Net foreign currency transaction gains (losses) were not significant for the years ended December 31, 2019, 2018, and 2017.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements including the amortization of acquired intangible assets, which is now presented as a separate line item on the Company's consolidated statements of operations and was previously included in cost of sales, research and development, and general and administrative expenses. Due to these reclassifications, the Company is no longer presenting gross margin on the Company's consolidated statements of operations.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(2) MAYO LICENSE AGREEMENT
In June 2009, the Company entered into a license agreement with Mayo Foundation for Medical Education and Research (“Mayo”). The Company’s license agreement with Mayo was amended and restated in February 2015 and further amended in January 2016, October 2017 and January 2019. Under the license agreement, Mayo granted the Company an exclusive, worldwide license to certain Mayo patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain Mayo know-how. The scope of the license covers any screening, surveillance or diagnostic test or tool for use in connection with any type of cancer, pre-cancer, disease or condition.
The licensed Mayo patents and patent applications contain both method and composition claims that relate to sample processing, analytical testing and data analysis associated with nucleic acid screening for cancers and other diseases. The jurisdictions covered by these patents and patent applications include the U.S., Australia, Canada, the European Union, China, Japan and Korea. Under the license agreement, the Company assumed the obligation and expense of prosecuting and maintaining the licensed Mayo patents and is obligated to make commercially reasonable efforts to bring to market products using the licensed Mayo intellectual property.
Pursuant to the Company’s agreement with Mayo, the Company is required to pay Mayo a low single-digit royalty on the Company’s net sales of products using the licensed Mayo intellectual property each year during the term of the Mayo agreement. The January 2016 amendment to the Mayo license agreement established various low-single-digit royalty rates on net sales of current and future products and clarified how net sales will be calculated. As part of the January 2016 and October 2017 amendments, the royalty rate on the Company's net sales of Cologuard increased but the rate remains a low-single-digit percentage of net sales.
In addition to the royalties described above, the Company is required pay Mayo cash of $0.2 million, $0.8 million and $2.0 million upon each product using the licensed Mayo intellectual property reaching $5.0 million, $20.0 million and $50.0 million in cumulative net sales, respectively.
As part of the February 2015 amendment and restatement of the license agreement, the Company agreed to pay Mayo an additional $5.0 million, payable in five annual installments, through 2019. The Company paid Mayo the annual installment of $1.0 million in the first quarter of each of 2015 through 2019.
The license agreement will remain in effect, unless earlier terminated by the parties in accordance with the agreement, until the last of the licensed patents expires in 2037 (or later, if certain licensed patent applications are issued). However, if the Company is still using the licensed Mayo know-how or certain Mayo-provided biological specimens or their derivatives on such expiration date, the term shall continue until the earlier of the date the Company stops using such know-how and materials and the date that is five years after the last licensed patent expires. The license agreement contains customary termination provisions and permits Mayo to terminate the license agreement if the Company sues Mayo or its affiliates, other than any such suit claiming an uncured material breach by Mayo of the license agreement.
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In connection with this collaboration, the Company incurred charges of $4.8 million, $4.5 million, and $3.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Certain of Mayo's obligations to provide development assistance expired in January 2020. The Company and Mayo are in discussions to amend the license agreement to extend that date.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(3) PFIZER PROMOTION AGREEMENT
In August 2018, the Company entered into a Promotion Agreement (“Promotion Agreement”) with Pfizer, Inc. (“Pfizer”). Under the terms of the Promotion Agreement, Pfizer promotes Cologuard and provides certain sales, marketing, analytical and other commercial operations support. The Company agreed to pay Pfizer for promotion, sales and marketing costs incurred on behalf of the Company. The Company incurred charges of $68.9 million and $0.5 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the years ended December 31, 2019 and 2018, respectively. These costs are recorded in sales and marketing in the Company’s consolidated statements of operations. The Company agreed to pay Pfizer a service fee based on incremental gross profits over specified baselines during the term of the Promotion Agreement and royalties for Cologuard related revenues for a specified period after the expiration or termination of the Promotion Agreement. The initial term of the Promotion Agreement runs through December 31, 2021. The Company incurred charges of $68.5 million and $4.8 million for the service fee during the years ended December 31, 2019 and 2018, respectively. These costs are recorded in sales and marketing in the Company’s consolidated statements of operations.
(4) ISSUANCES OF EQUITY
Underwritten Public Offerings
In June 2017, the Company completed an underwritten public offering of 7.5 million shares of common stock at a price of $35.00 per share to the public. The Company received, in the aggregate, approximately $253.4 million of net proceeds from the offering, after deducting $7.3 million for the underwriting discount and commissions and other stock issuance costs paid by the Company.
Convertible Notes Settlement Stock Issuance
In March 2019, the Company used cash of $494.0 million and an aggregate of 2.2 million shares of the Company’s common stock valued at $182.4 million for total consideration of $676.5 million to settle $493.4 million of the 2025 convertible notes. Refer to Note 9 for further discussion of this settlement transaction.
Genomic Health Combination Stock Issuance
In November 2019, the Company completed the combination with Genomic Health in a cash and stock transaction valued at approximately $2.5 billion. Of the $2.5 billion purchase price, approximately $1.4 billion was settled through the issuance of 17.0 million shares of common stock. The Company incurred $0.4 million in stock issuance costs as part of the transaction. Refer to Note 13 for further discussion of the consideration transferred as part of the combination with Genomic Health.
(5) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The 2000 Option Plan was administered by the compensation committee of the Company’s board of directors, which selected the individuals to whom equity-based awards would be granted and determined the option exercise price and other terms of each award, subject to the provisions of the 2000 Option Plan. The 2000 Option Plan provides that upon an acquisition of the Company, all options to purchase common stock will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all options then outstanding under the 2000 Option Plan held by that employee will immediately become exercisable. At December 31, 2019, options to purchase 6,505 shares were outstanding under the 2000 Option Plan. There were no shares of restricted stock outstanding under the 2000 Option Plan.
2010 Omnibus Long-Term Incentive Plan.  The Company adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Stock Plan”) on July 16, 2010. The 2010 Stock Plan will expire on July 16, 2020 and after such date no further awards may be granted under the plan. Under the terms of the 2010 Stock Plan, the Company is authorized to grant incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards to employees, officers, directors, consultants and advisors. Options granted under the 2010 Stock Plan expire ten years from the date of grant. Grants made from the 2010 Stock Plan generally vest over a period of three to four years.
The 2010 Stock Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2010 Stock Plan. The 2010 Stock Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2010 Stock Plan held by that employee will immediately vest. At December 31, 2019, options to purchase 2,043,383 shares were outstanding under the 2010 Stock Plan and 3,462,321 shares of restricted stock and restricted stock units were outstanding. At December 31, 2019, there were no shares available for future grant under the 2010 Stock Plan.
2019 Omnibus Long-Term Incentive Plan. The Company adopted the 2019 Omnibus Long-Term Incentive Plan (the “2019 Stock Plan”) on July 25, 2019. The 2019 Stock Plan will expire on July 25, 2029 and after such date no further awards may be granted under the plan. Under the terms of the 2019 Stock Plan, the Company is authorized to grant incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards to employees, officers, directors, consultants and advisors. Options granted under the 2019 Stock Plan expire ten years from the date of grant. Grants made from the 2019 Stock Plan generally vest over a period of three to four years.
The 2019 Stock Plan is administered by the compensation committee of the Company’s board of directors, which selects the individuals to whom equity-based awards will be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2019 Stock Plan. The 2019 Stock Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2019 Stock Plan held by that employee will immediately vest. At December 31, 2019, options to purchase 650,405 shares were outstanding under the 2019 Stock Plan and 356,594 shares of restricted stock and restricted stock units were outstanding. At December 31, 2019, there were 7,560,301 shares available for future grant under the 2019 Stock Plan.
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
The 2016 Inducement Plan was administered by the compensation committee of the Company’s board of directors, which selected the individuals to whom equity-based awards would be granted and determines the option exercise price and other terms of each award, subject to the provisions of the 2016 Inducement Plan. The 2016 Inducement Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the 2016 Inducement Plan held by that employee will immediately vest. At December 31, 2019, there were 229,691 shares of restricted stock and restricted stock units outstanding under the 2016 Inducement Award Plan. At December 31, 2019, there were no shares available for future grant under the 2016 Inducement Plan.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
2010 Employee Stock Purchase Plan.  The 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) was adopted by the Company on July 16, 2010. The 2010 Purchase Plan provides participating employees the right to purchase shares of common stock at a discount through a series of offering periods. The 2010 Purchase Plan will expire on October 31, 2030. On July 24, 2014, the Company’s stockholders approved an amendment to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 500,000 shares. On July 28, 2016 the Company’s stockholders approved an amendment to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 2,000,000 shares. At December 31, 2019, there were 1,879,636 shares of common stock available for purchase by participating employees under the 2010 Purchase Plan.
The compensation committee of the Company’s board of directors administers the 2010 Purchase Plan. Generally, all employees whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 2010 Purchase Plan. Participating employees authorize an amount, between 1 percent and 15 percent of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the employee’s option to purchase shares of Company common stock, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2010 Purchase Plan, the option exercise price is an amount equal to 85 percent of the fair market value, as defined under the 2010 Purchase Plan, and no employee can purchase more than $25,000 of Company common stock under the 2010 Purchase Plan in any calendar year. Rights granted under the 2010 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2010 Purchase Plan at any time or upon termination of employment. At December 31, 2019, there were 1,739,921 cumulative shares issued under the 2010 Purchase Plan, and 176,458 shares were issued in the year ended December 31, 2019, as follows:

Offering period ended	Number of Shares	Weighted Average price per Share
April 30, 2019	93,591	$44.23
October 31, 2019	82,867	$51.51
Stock-Based Compensation Expense
The Company recorded approximately $108.5 million, $60.3 million, and $35.5 million in stock-based compensation expense during the years ended December 31, 2019, 2018, and 2017, respectively, in connection with the amortization of restricted stock and restricted stock unit awards, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. Non-cash stock-based compensation expense by expense category for the years ended December 31, 2019, 2018, and 2017 is as follows:

	December 31,
(In thousands)	2019	2018	2017
Cost of sales	$5,799	$3,531	$1,783
Research and development	17,196	10,189	6,836
General and administrative	64,222	34,181	20,221
Sales and marketing	21,266	12,363	6,672
Total stock-based compensation	$108,483	$60,264	$35,512
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
In connection with the combination with Genomic Health, the Company accelerated the vesting of 364,281 shares of previously unvested stock options and 70,138 shares of previously unvested restricted stock units for employees with qualifying termination events. The Company recognized the additional non-cash stock-based compensation as of December 31, 2019. During the year ended December 31, 2019, the Company recorded $21.6 million of non-cash stock-based compensation expense for the accelerated awards.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Determining Fair Value
Valuation and Recognition—The fair value of each service-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each market measure-based award is estimated on the date of grant using a Monte Carlo simulation pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period. For awards that vest when a performance condition is achieved, the Company performs an evaluation of internal and external factors to determine the number of shares that are most likely to vest based on the probability of what performance conditions will be met. The Black-Scholes and Monte Carlo pricing models utilize the following assumptions:
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
Risk-Free Interest Rate—The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.
Forfeitures—The Company recognizes forfeitures as they occur.
The fair value of each option is based on the assumptions in the following table:

	Year Ended December 31
	2019	2018	2017
Option Plan Shares
Risk-free interest rates	2.54% - 2.59%	2.73% - 2.79%	2.1% - 2.2%
Expected term (in years)	6.28	5.45 - 6.44	6.51 - 6.59
Expected volatility	64.95% - 64.99%	61.82% - 66.17%	62.1% - 62.95%
Dividend yield	0%	0%	0%
Weighted average fair value per share of options granted during the period	$57.11	$24.55	$25.23
ESPP Shares
Risk-free interest rates	1.6%-2.4%	2.1%-2.8%	1% - 1.6%
Expected term (in years)	0.4 - 2.0	0.5 - 2.0	0.5 - 2.0
Expected volatility	43.2% - 57.6%	51.7% - 65.4%	45% - 85.5%
Dividend yield	0%	0%	0%
Weighted average fair value per share of stock purchase rights granted during the period	$29.21	$20.47	$17.87

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Stock Option, Restricted Stock, and Restricted Stock Unit Activity
A summary of stock option activity under the Stock Plans during the years ended December 31, 2019, 2018, and 2017 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2017	3,505,481	$7.00	5.5
Granted	953,097	21.97
Exercised	(1,067,120)	4.78
Forfeited	(30,997)	13.90
Outstanding, December 31, 2017	3,360,461	$11.89	6.4
Granted	343,566	44.37
Exercised	(1,033,012)	6.42
Forfeited	(139,454)	24.07
Outstanding, December 31, 2018	2,531,561	$17.86	6.6
Granted	186,044	92.61
Assumed through acquisition	650,405	60.02
Exercised	(641,925)	13.69
Forfeited	(25,792)	33.25
Outstanding, December 31, 2019	2,700,293	$34.01	6.7	$158,466
Exercisable, December 31, 2019	1,411,179	$24.17	5.7	$96,608
_________________________________
(1)The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $52.0 million, $53.0 million, and $47.0 million, respectively, determined as of the date of exercise.
A summary of restricted stock and restricted stock unit activity under the Stock Plans during the years ended December 31, 2019, 2018, and 2017 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	5,601,316	$9.19
Granted	2,035,679	33.04
Released	(1,132,265)	14.24
Forfeited	(355,952)	19.68
Outstanding, December 31, 2017	6,148,778	$9.19
Granted	1,686,385	50.49
Released	(1,277,727)	21.66
Forfeited	(311,262)	24.39
Outstanding, December 31, 2018	6,246,174	$23.16
Granted	1,800,467	93.26
Assumed through acquisition	528,420	79.95
Released	(3,952,372)	16.50
Forfeited	(238,684)	57.28
Outstanding, December 31, 2019	4,384,005	$63.30

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2019, there was approximately $214.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.43 years.
The Company received approximately $8.8 million, $6.6 million, and $5.1 million from stock option exercises during the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018, and 2017, 176,458, 346,609, and 423,423 shares of common stock, respectively, were issued under the Company’s 2010 Purchase Plan, resulting in proceeds to the Company of $8.4 million, $4.9 million, and $2.8 million, respectively.
Shares Reserved for Issuance
The Company has reserved shares of its authorized common stock for issuance pursuant to its employee stock purchase and equity plans, including all outstanding stock option grants noted above at December 31, 2019, as follows:

Shares reserved for issuance
2019 Stock Plan	7,560,301
2010 Purchase Plan	1,879,636
9,439,937

(6) COMMITMENTS AND CONTINGENCIES
The Company acts as lessee under all of its lease agreements, which includes operating leases for corporate offices, laboratory space, warehouse space, vehicles and certain laboratory and office equipment. The Company also has finance leases for certain equipment, which are not material to the Company's consolidated financial statements. The leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. The Company includes any renewal or termination option in its lease payment calculations if it is reasonably certain to exercise the option. “Reasonably certain” is assessed internally based on economic, industry, company, strategic and contractual factors. The components of lease expense were as follows:

(In thousands)	Year Ended December 31, 2019
Operating lease cost	$9,200
Short-term lease cost	219
Variable lease cost	896
Total Lease Cost	$10,315
Certain vehicle leases include variable lease payments that depend on an index or rate. Those lease payments are initially measured using the index or rate at the lease commencement date.
The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases. The Company’s weighted average discount rate and weighted average lease term remaining on lease liabilities is approximately 6.80% and 9.8 years, respectively.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Supplemental disclosure of cash flow information related to the Company's cash and non-cash activities with its operating leases are as follows:

(In thousands)	Year Ended December 31, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,641

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$51,030

(1) For the year ended December 31, 2019, this includes right-of-use assets obtained from the initial adoption of ASC 842 of approximately $20.6 million.
As of December 31, 2019, the Company’s right-of-use assets are $126.4 million, which are reported in operating lease right-of-use assets in the Company’s consolidated balance sheet. As of December 31, 2019, the Company has outstanding lease obligations of $126.6 million, of which $7.9 million is reported in operating lease liabilities, current portion and $118.7 million is reported in operating lease liabilities, less current portion in the Company’s consolidated balance sheet.
The Company has taken advantage of certain practical expedients offered to registrants at the adoption of ASC 842. The Company does not apply the recognition requirements of ASC 842 to short-term leases. Instead, those lease payments are recognized in profit or loss on a straight-line basis over the lease term. Further, as a practical expedient, all lease contracts are accounted for as one single lease component, as opposed to separating lease and non-lease components to allocate the consideration within a single lease contract.
Maturities of operating lease liabilities on an annual basis as of December 31, 2019 were as follows (amounts in thousands):

(In thousands)
2020	$15,967
2021	17,048
2022	17,068
2023	18,701
2024	18,913
Thereafter	91,852
Total minimum lease payments	179,549
Imputed interest	(52,993)
Total	$126,556
On January 1, 2019, the Company elected the modified retrospective method of transition to adopt the new lease standard ASC 842. At December 31, 2018, prior to adoption of the new lease standard, operating lease obligations were not included as a liability on the balance sheet. Therefore, the operating lease obligations are included in the table for comparative purposes only and the total lease liability is not included as it is not applicable.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The Company’s future minimum lease payments as of December 31, 2018, were as follows:

Year Ending December 31,
2019	$3,861
2020	5,135
2021	4,995
2022	5,027
2023	5,146
Thereafter	44,286
Total lease obligations	$68,450
The Company evaluates whether it is the accounting owner of leased assets during the construction period when it is involved in the construction of the leased asset. Due to the funding provided by the Company for costs related to the construction of its new headquarters, as of December 31, 2018, the Company was considered, for accounting purposes only, the owner of the construction project in accordance with build-to-suit accounting under the accounting guidance that was superseded by ASC 842 on January 1, 2019. As of December 31, 2018, the Company had contributed $2.7 million towards the project. All project construction costs paid by the landlord were accounted for as assets under construction. As of December 31, 2018, the landlord funded $3.9 million towards construction costs related to this project, of which $2.1 million was included as a financing obligation and recorded in other long-term liabilities and $1.8 million was included as a financing obligation and recorded in accrued expenses in the Company’s consolidated balance sheets. Upon transition to ASC 842 on January 1, 2019, the Company is no longer considered to be the owner of the construction project under build-to-suit accounting. As such, the amounts funded by the landlord, previously recognized as an asset under construction and corresponding financing obligation, were de-recognized.
The Company executed a lease agreement for a new facility in Redwood City, California in 2019 that will commence in June 2020. Upon commencement, the Company anticipates to recognize $11.3 million for the operating lease right-of-use assets and $11.3 million for the operating lease liabilities in the consolidated balance sheet, respectively.
Rent expense included in the accompanying consolidated statements of operations was approximately $3.6 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively.
License Agreements
The Company licenses certain technologies that are, or may be, incorporated into its technology under several license agreements. Generally, the license agreements require the Company to pay royalties based on net revenues received using the technologies and may require minimum royalty amounts or maintenance fees.
Mayo. See Note 2 for information related to the Mayo license agreement.
Hologic. In October 2009, the Company entered into a technology license agreement with Hologic, Inc. (“Hologic”). Under the license agreement, Hologic granted the Company an exclusive, worldwide license within the field of human stool based colorectal cancer and pre-cancer detection or identification with regard to certain Hologic patents, patent applications and improvements, including Hologic’s Invader detection chemistry (the “Covered Hologic IP”). The license agreement also provided the Company with non-exclusive, worldwide licenses to the Covered Hologic IP within a field covering clinical diagnostic purposes relating to colorectal cancer (including cancer diagnosis, treatment, monitoring or staging) and the field of detection or identification of colorectal cancer and pre-cancers through means other than human stool samples. In December 2012, the Company entered into an amendment to this license agreement with Hologic pursuant to which Hologic granted the Company a non-exclusive worldwide license to the Covered Hologic IP within the field of any disease or condition within, related to or affecting the gastrointestinal tract and/or appended mucosal surfaces. The Company is required to pay Hologic a low single-digit royalty on the Company’s net sales of products using the Covered Hologic IP.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Epic Sciences. In June 2016, Genomic Health (now a wholly-owned subsidiary of the Company) entered into a collaboration agreement with Epic Sciences, which was superseded and replaced in March 2019 by a license agreement and laboratory services agreement with Epic Sciences, under which Genomic Health was granted exclusive distribution rights to commercialize Epic Sciences’ AR-V7 Nucleus Detect test in the United States, which is marketed as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, claims appeals, customer support, and providing and maintaining order management systems for the test. Epic Sciences is responsible for performing all tests, performing studies including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the CMS for the test. The license and laboratory service agreement has a term of 10 years from June 2016, unless terminated earlier under certain circumstances. The Oncotype DX AR-V7 Nucleus Detect test became commercially available in February 2018. The Company recognizes revenues for the test performed under this arrangement and Epic Sciences receives a fee per test performed that represents the fair market value for the testing services they perform.
As of December 31, 2019, the Company owns 18,258,838 shares of preferred stock of Epic Sciences recorded at a fair value of $10.8 million which is included in other-long term assets on the Company’s consolidated balance sheet. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of ASC 810, Consolidation. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net.
Biocartis N.V. In September 2017, Genomic Health entered into an exclusive license and development agreement with Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an in vitro diagnostic (“IVD”) version of the Oncotype DX Breast Recurrence Score test on the Biocartis Idylla platform. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX Breast Recurrence Score test on the Biocartis Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests.
Pursuant to the license and development agreement, Genomic Health recorded a one-time upfront license and option fee of €2.8 million, or $3.2 million. In December 2017, Genomic Health purchased 270,000 ordinary shares of Biocartis at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. This investment was subject to a lock-up agreement that expired in December 2018. The investment has been recognized at fair value, which the Company estimated to be $1.7 million as of December 31, 2019 and is included in marketable securities on the Company's consolidated balance sheet.
Under a November 2018 addendum to the license and development agreement, the Company exercised its option to expand the collaboration to include tests in urology and obtained a right of first refusal to add a test for the non-invasive detection of prostate cancer in a pre-biopsy setting.
Additional terms of the license and development agreement and the addendum include the Company’s obligation to pay Biocartis an aggregate of €2.5 million in cash upon achievement of certain milestones and €2.0 million for the expansion of the collaboration to include additional tests in oncology. In addition, the Company will pay royalties based primarily on the future sales volumes of the Company’s tests performed on the Idylla platform.
Legal Matters
The United States Department of Justice (“DOJ”) is investigating Genomic Health's compliance with the Medicare Date of Service billing regulation. In March 2017, Genomic Health received a civil investigative demand (“CID”) from the U.S. Attorney's Office for the Eastern District of New York in connection with this matter and has produced specific documents in response to the CID. In July 2019 and January 2020, Genomic Health received additional subpoenas from the DOJ related to this inquiry and the Company is cooperating with those requests. An adverse outcome could include the Company being required to pay treble damages, incur civil and criminal penalties, paying attorneys' fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect the Company's business, financial condition and results of operation..

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The DOJ's investigation is still in process and the scope and outcome of the investigation is not determinable at this time. See Note 13 for additional information on the Company's fair value determination of this pre-acquisition loss contingency. There can be no assurance that any settlement, resolution, or other outcome of this matter during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company’s financial positionposition.
(7) ACCRUED LIABILITIES
Accrued liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31
(In thousands)	2019	2018
Compensation	$95,166	$37,133
Pfizer Promotion Agreement related costs	33,230	5,364
Professional fees	29,108	13,779
Other	13,976	4,052
Assets under construction	10,720	32,021
Research and trial related expenses	8,368	6,245
Licenses	2,761	2,050
	$193,329	$100,644

(8) LONG-TERM DEBT
Building Purchase Mortgage
During June 2015, the Company entered into a $5.1 million credit agreement with a third-party financial institution to finance the purchase of a research and development facility located in Madison, Wisconsin. The credit agreement was collateralized by the acquired building.
In September 2018, the Company entered into a Purchase and Sale Agreement with a third-party to sell its research and development facility. The Company also simultaneously entered into a Master Lease Agreement with the third-party to lease the facility back. The sale-leaseback arrangement is recorded under the financing method of accounting, as the Company has continuing involvement in planned expansions of the facility and construction of the adjacent corporate headquarters facility. Under the financing method, the Company does not recognize the proceeds received from the third-party as a sale of the facility. The facility remains in property, plant and equipment on the Company’s consolidated balance sheet, and the consideration of $6.8 million received in the sale is recorded as a financing obligation in other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2019. A portion of the proceeds received from the sale were used to repay the outstanding balance on the mortgage on the facility of $4.5 million, which occurred in 2018, and as of December 31, 2019, the mortgage had been fully repaid in connection with the termination of the credit agreement. The remaining proceeds were utilized to fund the initial construction of the Company’s corporate headquarters discussed in more detail in Note 6.
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
Pursuant to the Construction Loan Agreement, funds drawn will bear interest at a rate equal to the sum of the 1-month LIBOR rate plus 2.25 percent. Regular monthly payments are interest-only for the first 24 months, with further payments based on a 20 year amortization schedule. Amounts borrowed pursuant to the Construction Loan Agreement may be prepaid at any time without penalty. The maturity date of the Construction Loan Agreement is December 10, 2022.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
As a condition to Fifth Third’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In accordance with the Construction Loan Agreement, the Company began making monthly interest-only payments of $0.6 million through November 2019. Starting in December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. As of December 31, 2019, the Company has drawn $25.0 million from the Construction Loan, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the $25.0 million loan balance as of December 31, 2019. The Company capitalized the $0.7 million of interest to the construction project. As of December 31, 2018, the Company had drawn $24.7 million from the Construction Loan. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.
The Company agreed in the Construction Loan Agreement to various financial covenants including minimum liquidity and minimum tangible net worth. As of December 31, 2019, the Company is in compliance with all of those covenants.
The table below represents the future principal obligations as of December 31, 2019. Amounts included in the table are in thousands:

Year ending December 31
2020	$834
2021	787
2022	23,379
Total	$25,000
Tax Increment Financing Loan Agreements
The Company entered into two separate Tax Increment Financing Loan Agreements (“TIFs”) in February 2019 and June 2019 with the City of Madison, Wisconsin. The TIFs provide for $4.6 million of financing in the aggregate. In consideration for the loans, the Company is obligated to create and maintain 500 full-time jobs over a five-year period, starting on the date of occupancy of the buildings constructed. In the event that the job creation goals are not met, the Company would be required to pay a penalty.
The Company records the earned financial benefits as the full-time equivalent positions are filled. The amount earned is recorded as a liability and amortized as a reduction of operating expenses over a two-year period, which is the timeframe when the TIFs will be repaid through property taxes.
As of December 31, 2019, the Company has earned and received payment of $4.6 million from the City of Madison. As of December 31, 2019, the Company has recorded a $2.7 million liability in other current liabilities on the Company’s consolidated balance sheet, reflecting when the expected benefit of the financial benefits amortization will reduce future operating expenses.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(9) CONVERTIBLE NOTES
Convertible note obligations included in the consolidated balance sheets consisted of the following:

				December 31,
(In thousands)	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	2019	2018
2027 Convertible notes	0.375%	6.3%	$472,501	$747,500	$—
2025 Convertible notes	1.000%	6.0%	299,187	415,049	908,500
Total Convertible notes				1,162,549	908,500
Less: Debt discount (2)				(342,463)	(227,403)
Less: Debt issuance costs (3)				(16,481)	(16,348)
Net convertible debt including current maturities				$803,605	$664,749
(1) As each of the convertible instruments may be settled in cash upon conversion, for accounting purposes, they were separated into a liability component and an equity component. The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance. The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt. In March 2019, a portion of the 2025 Convertible Notes were extinguished. The fair value of the liability component at issuance reflected above represents the liability value at issuance for the applicable portion of the 2025 Notes which remain outstanding at December 31, 2019. The fair value of the liability component of the 2025 Notes at December 31, 2018 was $654.8 million with the equity component being $267.9 million including a $14.2 million premium.
(2) The unamortized discount consists of the following:

	December 31,
(In thousands)	2019	2018
2027 Convertible notes	$253,340	$—
2025 Convertible notes	89,123	227,403
Total unamortized discount	$342,463	$227,403
(3) Debt issuance costs consist of the following:

	December 31,
(In thousands)	2019	2018
2027 Convertible notes	$10,251	$—
2025 Convertible notes	6,230	16,348
Total debt issuance costs	$16,481	$16,348
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
In June 2018, the Company issued and sold an additional $218.5 million in aggregate principal amount of 1.0% Convertible Notes (the “June 2018 Notes”). The June 2018 Notes were issued under the same indenture pursuant to which the Company previously issued the January 2018 Notes (the “Indenture”). The January 2018 Notes and the June 2018 Notes (collectively, the “2025 Notes”) have identical terms and are treated as a single series of securities.  The net proceeds from the issuance of the June 2018 Notes were approximately $225.3 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
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
The Company utilized a portion of the proceeds from the issuance of the 2027 Notes to settle a portion of the 2025 Notes in privately negotiated transactions. In March 2019, the Company used cash of $494.0 million and an aggregate of 2.2 million shares of the Company’s common stock valued at $182.4 million for total consideration of $676.5 million to settle $493.4 million of the 2025 Notes, of which $375.1 million was allocated to the liability component, $300.8 million was allocated to the equity component, and $0.6 million was used to pay off interest accrued on the 2025 Notes. The consideration transferred was allocated to the liability and equity components of the 2025 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $10.6 million, which is recorded in interest expense in the Company’s consolidated statement of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of repurchase.
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
As of December 31, 2019, the 2027 and 2025 Notes were not convertible. The holders of the 2025 Notes had the right to convert their debentures between July 1, 2019 and December 31, 2019, and 55 notes were converted during the period, which were settled through the issuance of common shares equivalent to the conversion rate with any fractional shares settled in cash. The 2025 Notes no longer met any of the conversion features as of December 31, 2019.
Based on the closing price of our common stock of $92.48 on December 31, 2019, the if-converted values on our 2025 Notes exceed the principal amount by $93.8 million and the 2027 Notes do not exceed the principal amount.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
While the Notes are currently classified on the Company’s consolidated balance sheets at December 31, 2019 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.
The Company allocated the total transaction costs of approximately $18.8 million related to the issuance of the January 2018 Notes to the liability and equity components of the January 2018 Notes based on their relative values, with $13.1 million being allocated to the liability component of the January 2018 Notes. Transaction costs attributable to the liability component are amortized to interest expense over the seven years term of the January 2018 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.
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
Interest expense for all indebtedness includes the following:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Debt issuance costs amortization	$2,661	$2,273	$—
Debt discount amortization	39,595	26,291	—
Loss on settlement of convertible notes	10,558	—	—
Coupon interest expense	7,325	7,823	—
Total interest expense on convertible notes	60,139	36,387	—
Other interest expense	1,460	402	206
Total interest expense	$61,599	$36,789	$206
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 5.05 years and 7.21 years for the 2025 Notes and 2027 Notes, respectively.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(10) EMPLOYEE BENEFIT PLAN
The Company currently maintains two qualified 401(k) retirement savings plan, one plan for legacy Exact Sciences employees (the “401(k) Plan”), and one for legacy Genomic Health employees (the "Genomic Health Plan") covering all employees. Under the terms of the 401(k) Plan and the Genomic Health Plan, participants may elect to defer a portion of their compensation into the 401(k) Plan, subject to certain limitations. Company matching contributions may be made at the discretion of the Board of Directors. The Genomic Health Plan is expected to be combined with the 401(k) Plan during the first quarter of 2020.
The Company’s Board of Directors approved 401(k) Plan matching contributions for the years ended December 31, 2019, 2018 and 2017 in the form of Company common stock equal to 100 percent up to 6 percent of the participant’s eligible compensation for that year. The Company recorded compensation expense of approximately $11.8 million, $7.4 million, and $4.3 million, respectively, in the statements of operations for the years ended December 31, 2019, 2018 and 2017.
The Genomic Health Plan match was for employee contributions dollar for dollar up to $4,000 in cash for the year ended December 31, 2019. For the period from the combination date to December 31, 2019, the Company recorded compensation expense of approximately $0.7 million in the statement of operations.
(11) NEW MARKET TAX CREDIT
During the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities. This financing arrangement was structured with an unrelated third-party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The Company is required to be in compliance through December 2021with various regulations and contractual provisions that apply to the NMTC arrangement. Noncompliance with applicable requirements could result in the Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the Investor for any loss or recapture of NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.
The Investor and its majority owned community development entity are considered Variable Interest Entities (“VIEs”) and the Company is the primary beneficiary of the VIEs. This conclusion was reached based on the following:
•the ongoing activities of the VIEs—collecting and remitting interest and fees and NMTC compliance—were all considered in the initial design and are not expected to significantly affect performance throughout the life of the VIE;
•contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investor and community development entity;
•the Investor lacks a material interest in the underling economics of the project; and
•the Company is obligated to absorb losses of the VIEs.
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
As of December 31, 2019, the Company has earned $9.0 million of tax credits and has received payment of $5.9 million from the WEDC. The unpaid portion is $3.1 million, of which $1.6 million is reported in prepaid expenses and other current assets and $1.5 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of December 31, 2019, the Company also has recorded a $2.2 million liability in other current liabilities, reflecting when the expected benefit of the tax credit amortization will reduce future operating expenses.
During the year ended December 31, 2019, the Company amortized $2.4 million of the tax credits earned as a reduction of operating expenses.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(13) BUSINESS COMBINATIONS
Genomic Health, Inc.
On November 8, 2019, the Company acquired all of the outstanding capital stock of Genomic Health. Genomic Health, headquartered in Redwood City, California, provides genomic-based diagnostic tests that address both the overtreatment and optimal treatment of early and late stage cancer. The Company has included the financial results of Genomic Health in the consolidated financial statements from the date of the combination.
The Company entered into this combination to create a leading global cancer diagnostics company and provide a robust platform for continued growth. This combination provides the Company with a commercial presence in more than 90 countries in which the combined company expects to continue to increase adoption of current tests, and to bring new innovative cancer tests to patients around the world.
During 2019, the Company incurred $22.5 million of acquisition-related costs recorded in general and administrative expense. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the combination.
The combination date fair value of the consideration transferred for Genomic Health was approximately $2.5 billion, which consisted of the following:

(In millions)
Cash	$1,062
Common stock issued	1,389
Fair value of replacement stock options and restricted stock awards	18
Total purchase price	$2,469
The fair value of the common stock issued as part of consideration was determined on the basis of the closing market price of the Company's shares at the acquisition date. The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.76534 was applied to convert Genomic Health’s outstanding equity awards for Genomic Health’s common stock into equity awards for shares of the Company’s common stock.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The fair value of options assumed were based on the assumptions in the following table:

Option Plan Shares Assumed
Risk-free interest rates	0.88% - 2.90%
Expected term (in years)	3.28 - 6.73
Expected volatility	63.54% - 69.09%
Dividend yield	0%
Weighted average fair value per share of options assumed	$45.75 - $57.44
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of combination as follows:

(In thousands)
Cash and cash equivalents	$87,627
Marketable securities	201,519
Accounts receivable	57,400
Inventory	3,535
Prepaid expenses and other current assets	8,360
Property, plant and equipment	69,905
Goodwill	1,185,918
Trade name	100,000
Supply agreement intangible	30,000
Developed technology	800,000
In-process research and development (IPR&D)	200,000
Operating lease right-of-use assets	80,790
Other long-term assets	14,972
Accounts payable, accrued liabilities and other current liabilities	(88,995)
Deferred tax liability	(205,536)
Operating lease liabilities, current portion	(3,258)
Operating lease liabilities, less current portion	(71,270)
Other long-term liabilities	(2,399)
Total fair value consideration	$2,468,568
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
Trade names represent the value associated with the Oncotype DX trade name in the market. The trade name intangible is amortized on a straight-line basis over its estimated useful life of 16 years.
Developed technology represents purchased technology that had reached technological feasibility and for which Genomic Health had substantially completed development as of the date of combination. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight-line basis over its estimated useful life of 10 years.
IPR&D represent capitalized incomplete research projects as of the combination date and had no alternative future use. The amounts capitalized are being accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of the R&D efforts associated with the projects. The primary basis for determining technological

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
feasibility of these projects is obtaining regulatory approval to market the underlying product and expected commercial release. The Company recorded $200.0 million of IPR&D related to the development of an IVD version of the Oncotype DX Breast Recurrence Score test. The IPR&D asset was valued using the multiple-period excess earnings method approach.
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities including a broader global presence. The total goodwill related to this combination is not deductible for tax purposes.
The Company assumed unvested stock options and restricted stock awards with combination-date fair values of $34.3 million and $42.3 million, respectively. Of the total consideration for stock options and restricted stock awards, $2.2 million and $15.6 million, respectively, was allocated to the purchase consideration and $32.1 million and $26.7 million, respectively, was allocated to future services and will be expensed over a weighted average period of 1.69 years and 2.12 years, respectively.
The amounts of revenue and net loss before tax of Genomic Health included in the Company’s consolidated statement of operations from the combination date of November 8, 2019 to December 31, 2019 are as follows:

(In thousands)
Total revenues	$66,174
Net loss before tax	(40,446)
The following unaudited pro forma financial information summarized the combined results of operations for the Company and Genomic Health, as though the companies were combined as of the beginning of January 1, 2018.

	December 31,
(In thousands)	2019	2018
Total revenues	$1,266,591	$848,573
Net loss before tax	(252,203)	(302,173)
The unaudited pro forma financial information for all periods presented above has been calculated after adjusting the results of Genomic Health to reflect the business combination accounting effects resulting from this combination, including the amortization expense from acquired intangible assets and the stock-based compensation expense for unvested stock options and restricted stock awards assumed as though the combination occurred as of January 1, 2018. The historical consolidated financial statements have been adjusted in the unaudited pro forma combined financial information to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the combination had taken place as of January 1, 2018.
Given the timing of the close of the combination and the time necessary to complete the allocation of the purchase price to the identified assets, the initial accounting for the business combination was not complete at the time the financial statements were issued. The total purchase price allocation reflected in the accompanying financial statements is provisional and is based upon estimates and assumptions that are subject to change within the measurement period. The measurement period remains open pending the completion of valuation procedures related to the certain acquired assets and liabilities assumed, primarily in connection with acquired leases, as well as finalization of the pre-combination income tax returns. As described in Note 6, the Company identified a pre-acquisition contingency relating to the DOJ investigation. The Company has assigned a provisional fair value estimate of zero to this pre-acquisition contingency. The Company will reevaluate this matter based upon facts and circumstances that existed as of the acquisition date and any adjustments to the preliminary fair value estimate will be recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or the Company's final determination of the pre-acquisition contingency’s estimated value, whichever comes first, changes to this estimate could have a material impact on our results of operations and financial position.
In connection with the combination, the Company decided to terminate certain Genomic Health executives in the fourth quarter of 2019 and recorded $32.1 million in severance benefits charges.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Biomatrica, Inc.
In November 2017, the Company made a $3.0 million cash investment (the “2017 Biomatrica Investment”) in Biomatrica, Inc. (“Biomatrica”), then a privately held company specializing in the collection and preservation of biological materials. The Company made the 2017 Biomatrica Investment in connection with entering into an agreement for Biomatrica to supply certain products to the Company. Through the 2017 Biomatrica Investment, the Company acquired shares of Biomatrica’s Series E Preferred Stock representing 10 percent of Biomatrica’s then-outstanding shares of capital stock on an as-converted basis. In June 2018, the Company loaned Biomatrica $1.0 million pursuant to a Senior Secured Promissory Note and Security Agreement (the "Promissory Note").
In October 2018, the Company completed a full acquisition of Biomatrica. In the acquisition, the Company acquired all of the outstanding equity interests for an aggregate purchase price of $20.0 million net of cash received, debt repaid and certain other adjustments. Contingent consideration for an additional $20.0 million could be earned based upon certain revenue milestones being met. The purpose of the acquisition was to secure a key supplier for the Company’s pipeline products and expand the Company’s commercial offerings. The acquisition-related costs incurred were not material to the consolidated financial statements.
The total purchase consideration for the 2018 Biomatrica Acquisition was $24.5 million consisting of a cash payment at closing of $17.9 million including $0.1 million for a post-closing working capital adjustment, contingent consideration payable in cash and having a fair value of $3.4 million, exchange of Series E Preferred stock with an acquisition date fair value of $2.2 million and the reduction of the $1.0 million Promissory Note previously provided to Biomatrica and considered part of the consideration transferred. The Company’s previously held Series E Preferred stock ownership and the contingent consideration fair value were determined through a valuation using the income approach and involved significant unobservable inputs including revenue and operating margin forecasts, an applicable tax rate, a terminal growth rate and discount rate (Level 3). The valuation of the previously held investment indicated a loss on the investment of $0.8 million. The contingent consideration has been recognized in other long-term liabilities in the consolidated financial statements.
The total purchase consideration was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

(In thousands)
Net operating assets	$2,168
Goodwill	15,300
Trade name	700
Customer relationships and contracts	2,700
Developed technology	5,400
Net operating liabilities	(1,754)
Total purchase price	$24,514
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
(14) SEGMENT INFORMATION
Management determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services that focus on the early detection of cancer and analysis of the underlying biology of cancer, allowing healthcare providers and patients to make individualized treatment decisions. Management assessed the discrete financial information routinely reviewed by the Company's Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, to monitor the Company's operating performance and support decisions regarding allocation of resources to its operations. Performance is continuously monitored at the consolidated level to timely identify deviations from expected results.
The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Year Ended December 31,
(In thousands)	2019	2018	2017
United States	$864,849	$454,462	$265,989
Outside of United States	11,444	—	—
Total revenues	$876,293	$454,462	$265,989
Long-lived assets located in countries outside of the United States are not significant.
(15) INCOME TAXES
Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2019, the Company had federal net operating loss, state net operating loss, and foreign net operating loss carryforwards of approximately $1,548.4 million, $672.7 million, and $18.1 million, respectively for financial reporting purposes, which may be used to offset future taxable income. The Company also had federal and state research tax credit carryforwards of $39.1 million and $27.5 million, respectively which may be used to offset future income tax liability. The federal credit carryforwards expire at various dates through 2039 with a portion expiring in 2019, and the remaining credits are subject to review and possible adjustment by the Internal Revenue Service. A portion of the state credit carryforwards expired in 2019 and the remainder begin to expire in 2020 through 2034 with the exception of California research and development tax credits that have an indefinite carryforward period. All state tax credits are subject to review and possible adjustment by local tax jurisdictions. In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, the following that impact the Company: (1) reducing the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) eliminating the corporate alternative minimum tax; (3) creating a new limitation on deductible interest expense; (4) limiting the deductibility of certain executive compensation; and (5) limiting certain other deductions.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The expense (benefit) for income taxes consists of:

	December 31,
(In thousands)	2019	2018	2017
Current expense (benefit):
Federal	$—	$—	$—
State	314	92	106
Foreign	(63)	—	—

Deferred tax expense (benefit):
Federal	(169,727)	—	(290)
State	(15,397)	—	(3)
Foreign	15	—	—
Total income tax expense (benefit)	$(184,858)	$92	$(187)
The Company recorded an income tax benefit for the year ended December 31, 2019 of $184.9 million. This was primarily due to an income tax benefit of $185.1 million recorded as a result of a change in the deferred tax asset valuation allowance resulting from the Genomic Health combination. In connection with the Genomic Health combination, a deferred tax liability was recorded for identified intangible assets. These deferred tax liabilities are considered a source of future taxable income which allowed the Company to reduce its pre-combination deferred tax asset valuation allowance. The change in pre-combination deferred tax asset valuation allowance of an acquirer is a transaction recognized separate from the business combination and reduces income tax expense in the period of the business combination.
The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Operating loss carryforwards	$369,695	$226,276
Tax credit carryforwards	51,030	21,417
Compensation related differences	33,378	18,265
Lease assets	30,782	—
Other temporary differences	7,049	6,103
Tax assets before valuation allowance	491,934	272,061
Less - Valuation allowance	(120,679)	(209,868)
Total deferred tax assets	$371,255	$62,193
Deferred tax liabilities
Convertible notes	$(83,163)	$(55,698)
Amortization	(270,421)	(2,182)
Property, plant and equipment	(5,913)	(3,966)
Lease liabilities	(29,586)	—
Other temporary differences	(2,607)	(347)
Total deferred tax liabilities	(391,690)	(62,193)
Net deferred tax liabilities	$(20,435)	$—
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income and the realization of deferred tax liabilities, management has determined that a valuation allowance of $120.7 million and $209.9 million at

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
December 31, 2019 and 2018, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Given the future limitations on and expiration of certain federal and state deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $20.4 million remaining at the end of 2019, which is included in other long-term liabilities on the Company's consolidated balance sheet. The overall change in valuation allowance for December 31, 2019 and 2018 was a decrease of $89.2 million and $4.4 million, respectively.
The effective tax rate differs from the statutory tax rate due to the following:

	December 31,
	2019	2018	2017
U.S. Federal statutory rate	21.0%	21.0%	35.0%
State taxes	5.8	3.4	2.4
Federal and state tax rate changes	(0.4)	—	(99.2)
Foreign tax rate differential	0.6	—	0.1
Research and development tax credits	1.1	1.9	(1.9)
Stock-based compensation expense	22.1	9.1	16.7
Non-deductible executive compensation	(4.1)	(4.9)	(10.7)
Transaction costs	(0.7)	—	—
Other adjustments	(0.6)	1.1	(2.6)
Valuation allowance	24.0	(31.7)	60.4
Effective tax rate	68.8%	(0.1)%	0.2%
As of December 31, 2019, the Company had a total of $10.3 million of unrecognized tax benefits related to federal and state research and development tax credits. These amounts have been recorded as a reduction to our deferred tax asset. Included in this amount is $6.2 million of unrecognized tax benefits related to research and development tax credits acquired as a result of the Genomic Health combination. The balance of unrecognized tax benefits as of December 31, 2019 and 2018 of $10.3 million and $1.9 million respectively, if recognized, would affect the effective tax rate.
The following is a tabular reconciliation of the amounts of unrecognized tax benefits:

	December 31,
(In thousands)	2019	2018
January 1,	$1,926	$—
Increase due to current year tax positions	2,142	392
Increase due to prior year tax positions	6,208	1,534
Decrease due to prior year tax positions	—	—
Settlements	—	—
December 31,	$10,276	$1,926
As of December 31, 2019, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2019, and to state income tax examinations for the tax years 2003 through 2019. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2019, 2018 and 2017.
(16) RELATED PARTY TRANSACTIONS
The Company did not enter into any transactions material to the financial statements with related parties for the years ended December 31, 2019, 2018 and 2017.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(17) SUBSEQUENT EVENTS
On February 11, 2020, the Company entered into a definitive agreement and plan of merger (the “Paradigm Merger Agreement”) with Paradigm Diagnostics, Inc. (“Paradigm”), pursuant to which, among other things, one of the Company's wholly owned subsidiaries will be merged with and into Paradigm, with Paradigm surviving as a wholly owned subsidiary of the Company (the "Paradigm Merger"), in a stock transaction. The Paradigm Merger was unanimously approved by the boards of directors of Paradigm and the Company. The Company currently expects the Paradigm Merger to close by the end of March 2020, subject to customary closing conditions, including the approval of stockholders of Paradigm.
On February 11, 2020, the Company entered into a definitive agreement and plan of merger (the “Viomics Merger Agreement”) with Viomics, Inc. (“Viomics”), pursuant to which, among other things, one of the Company's wholly owned subsidiaries will be merged with and into Viomics, with Viomics surviving as a wholly owned subsidiary of the Company (the “Viomics Merger”), in a cash and stock transaction. The Viomics Merger was unanimously approved by the board of directors of Viomics and the Company. The Company currently expects the Viomics Merger to close by the end of March 2020, subject to customary closing conditions, including the approval of stockholders of Viomics.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2019 and 2018. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10‑K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Form 10-K.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Amounts in thousands, except per share data)
2019
Revenue	$162,043	199,870	218,805	295,575
Operating expenses:
Cost of sales (exclusive of amortization of acquired intangibles)	42,827	51,139	52,335	70,416
Research and development	31,785	29,972	34,714	43,223
Sales and marketing	90,939	88,190	86,196	119,851
General and administrative	63,926	63,641	80,472	144,414
Amortization of acquired intangibles	760	748	748	13,779
Loss from operations	(68,194)	(33,820)	(35,660)	(96,108)
Investment income	6,655	7,669	9,093	3,113
Interest expense	(21,990)	(12,712)	(13,209)	(13,688)
Net loss before tax	(83,529)	(38,863)	(39,776)	(106,683)
Income tax benefit (expense)	470	443	(683)	184,628
Net income (loss)	$(83,059)	$(38,420)	$(40,459)	$77,945
Net income (loss) per share—basic	$(0.66)	$(0.30)	$(0.31)	$0.56
Net income (loss) per share—diluted	$(0.66)	$(0.30)	$(0.31)	$0.54
Weighted average common shares outstanding—basic	126,248	129,182	129,567	139,901
Weighted average common shares outstanding—diluted	126,248	129,182	129,567	143,200
2018
Revenue	$90,296	102,894	118,291	142,981
Operating expenses:
Cost of sales (exclusive of amortization of acquired intangibles)	22,579	26,553	29,685	37,827
Research and development	14,704	14,481	17,400	20,700
Sales and marketing	53,408	54,431	64,836	76,773
General and administrative	35,531	39,529	46,693	56,263
Amortization of acquired intangibles	602	602	602	734
Loss from operations	(36,528)	(32,702)	(40,925)	(49,316)
Investment income	3,673	4,917	6,292	6,321
Interest expense	(6,510)	(8,603)	(10,704)	(10,972)
Net loss before tax	(39,365)	(36,388)	(45,337)	(53,967)
Income tax benefit (expense)	(59)	1	(27)	(7)
Net loss	$(39,424)	$(36,387)	$(45,364)	$(53,974)
Net loss per share—basic and diluted	$(0.33)	$(0.30)	$(0.37)	$(0.44)
Weighted average common shares outstanding—basic and diluted	121,016	122,129	122,671	122,981

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on accounting or financial disclosure matters.
Item 9A.  Controls and Procedures
On November 8, 2019, we completed the combination with Genomic Health, Inc. The acquired business constituted approximately 8% of the our total consolidated assets (excluding goodwill and intangible assets related to the transaction, which were integrated into our systems and control environment) and 8% of the total consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2019. We are in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into our system of internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the combination is completed, we have excluded from the below assessment of our disclosure controls and procedures the disclosure controls and procedures of the acquired business and we have excluded the acquired business from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019.
Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
Except for the combination with Genomic Health, Inc. on November 8, 2019, as described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As indicated above, the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 excluded the business of Genomic Health that the Company acquired in November 2019. Genomic Health accounted for approximately 8% of the total consolidated assets (excluding goodwill and intangible assets related to the transaction, which were integrated into our systems and control environment) and 8% of the total consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2019.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, BDO USA, LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.
Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”
Item 11.  Executive Compensation
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers,” “The Board of Directors and Its Committees,” and “Report of The Compensation Committee.”
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”
Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”
Item 14.  Principal Accountant Fees and Services
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2020 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Form 10‑K:
(1) Financial Statements (see “Consolidated Financial Statements and Supplementary Data” at Item 8 and incorporated herein by reference).
(2) Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).
(3) Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1	Agreement and Plan of Merger, dated July 28, 2019, by and among the Registrant, Spring Acquisition Corp. and Genomic Health, Inc.		8-K (Exhibit 2.1)	7/30/2019	333-48812

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		DEF 14A (Appendix B)	6/20/2014	001-35092

3.3	Fourth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/31/2020	001-35092

4.1	Specimen certificate representing the Registrant’s Common Stock		S-1 (Exhibit 4.1)	12/26/2000	333-48812

4.2	Indenture, dated January 17, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee		8-K (Exhibit 4.1)	1/17/2018	001-35092

4.3	First Supplemental Indenture, dated January 17, 2018, by and between the Registrant and U.S. Bank National Association, as Trustee (including the form of 1.0% Convertible Senior Notes due 2025)		8-K (Exhibit 4.2)	1/17/2018	001-35092

4.4	Second Supplemental Indenture, dated March 8, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee (including the form of 0.3750% Convertible Senior Notes due 2027)		8-K (Exhibit 4.2)	3/8/2019	001-35092
Lease Agreements

10.1	Second Amended and Restated Lease Agreement, dated September 28, 2018, by and between University Research Park Incorporated and the Registrant		10-K (Exhibit 10.1)	2/21/2019	001-35092

10.2	Lease Agreement, dated June 25, 2013, by and between Tech Building I, LLC and Exact Sciences Laboratories, Inc.		10-Q (Exhibit 10.2)	8/2/2013	001-35092

10.3	Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	X

10.4	First Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	X

10.5	Lease Agreement, dated September 23, 2005, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	X

10.6	First Amendment to Lease Agreement, dated September 5, 2006, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	X

10.7	Second Amendment to Lease Agreement, dated November 30, 2010, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	X

10.8	Third Amendment to Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	X

10.9	Fourth Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	X

Agreements with Executive Officers and Directors

10.10*	Employment Agreement, dated March 18, 2009, by and between Kevin T. Conroy and the Registrant		8-K (Exhibit 10.1)	3/18/2009	000-32179

10.11*	Employment Agreement, dated November 8, 2016, by and between Jeffrey T. Elliott and the Registrant		10-K (Exhibit 10.9)	2/21/2017	001-35092

10.12*	Employment Agreement, dated April 2, 2018, by and between Mark Stenhouse and the Registrant		10-Q (Exhibit 10.2)	10/30/2018	001-35092

10.13*	Employment Agreement, dated September 1, 2017, by and between Torsten Hoof and Genomic Health International Sàrl	X

10.14*	First Amendment to Employment Agreement, dated September 11, 2017, by and between Torsten Hoof and Genomic Health International Sàrl	X

10.15*	Second Amendment to Employment Agreement, dated November 13, 2020, by and between Torsten Hoof and Genomic Health International Sàrl	X

10.16*	Retention Bonus and Retention Equity Letter Agreement, dated as of November 15, 2020, by and between G. Brad Cole and the Registrant	X

10.17*	Employment Agreement, dated February 18, 2019, by and between Jacob Orville and the Registrant	X

Equity Compensation Plans and Policies

10.18*	2000 Stock Option and Incentive Plan		10-K (Exhibit 10.2)	3/31/2009	000-32179

10.19*	The Registrant’s 2010 Employee Stock Purchase Plan		DEF 14A (Appendix B)	4/30/2010	000-32179

10.20*	First Amendment to the Registrant’s 2010 Employee Stock Purchase Plan		DEF 14A (Appendix A)	6/20/2014	001-35092

10.21*	Second Amendment to the Registrant’s 2010 Employee Stock Purchase Plan		DEF 14A (Appendix A)	4/29/2016	001-35092

10.22*	The Registrant’s 2016 Inducement Award Plan		10-Q (Exhibit 10.3)	5/3/2016	001-35092

10.23*	The Registrant’s 2016 Inducement Award Plan Form Restricted Stock Unit Award Agreement		S-8 (Exhibit 4.7)	5/3/2016	333-211099

10.24*	The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017)		10-Q (Exhibit 10.1)	10/30/2017	001-35092

10.25**	The Registrant's Non-Employee Director Compensation Policy dated January 29, 2019		10-K (Exhibit 10.20)	2/21/2019	001-35092

10.26*	The Registrant’s Executive Deferred Compensation Plan dated January 1, 2019		10-K (Exhibit 10.22)	2/21/2019	001-35092

10.27*	Third Amendment to the Registrant's 2010 Employee Stock Purchase Plan		10-Q (Exhibit 10.1)	7/30/2019	001-35092

10.28*	The Registrant's 2019 Omnibus Long-Term Incentive Plan		S-8 (Exhibit 4.4)	7/31/2019	001-35092

10.29*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	X

10.30*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	X

10.31*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Award Agreement	X
Credit Agreements

10.32	Loan and Security Agreement, dated as of December 15, 2017, by and among MB Financial Bank, N.A., the Registrant and Exact Sciences Laboratories, LLC		8-K (Exhibit 10.1)	12/18/2017	001-35092

10.33	Loan Agreement, dated as of December 15, 2017, by and between MB Financial Bank, N.A. and CG Growth LLC		8-K (Exhibit 10.2)	12/18/2017	001-35092

Other
10.34**	Technology License Agreement dated as of October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.39)	3/12/2010	000-32179

10.35**	Amendment dated December 7, 2012 to Technology License Agreement dated October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.37)	3/1/2013	001-35092

10.36**	Amended and Restated License Agreement dated effective January 31, 2015, by and between the Registrant and Mayo Foundation for Medical Education and Research		10-Q (Exhibit 10.1)	5/4/2015	001-35092

10.37**	First Amendment dated effective July 1, 2015 to Amended and Restated License Agreement dated effective January 31, 2015, by and between the Registrant and Mayo Foundation for Medical Education and Research		10-Q/A (Exhibit 10.2)	6/3/2016	001-35092

10.38**	Second Amendment dated effective October 1, 2017 to Amended and Restated License Agreement dated effective January 31, 2015, by and among the Registrant, Mayo Foundation for Medical Education and Research and Exact Sciences Development Company, LLC		10-K (Exhibit 10.21)	2/22/2018	001-35092

10.39**	Third Amendment dated effective October 1, 2017 to Amended and Restated License Agreement dated effective January 1, 2020, by and among the Registrant, Mayo Foundation for Medical Education and Research and Exact Sciences Development Company, LLC		10-K (Exhibit 10.30)	2/21/2019	001-35092

10.40	Promotion Agreement dated August 21, 2018 between the Registrant and Pfizer, Inc.		8-K (Exhibit 10.1)	8/22/2018	001-35092

21	Subsidiaries of the Registrant	X

23.1	Consent of BDO USA, LLP	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 21, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) related notes to these financial statements	X

104	The cover page from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 21, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”)	X
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

EXACT SCIENCES CORPORATION

Date: February 21, 2020	By:	/s/ Kevin T. Conroy
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

Name	Title	Date
s/ Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 21, 2020
Kevin T. Conroy

/s/ Jeffrey T. Elliott	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2020
Jeffrey T. Elliott

/s/ Thomas D. Carey	Director	February 21, 2020
Thomas D. Carey

/s/ Eli Casdin	Director	February 21, 2020
Eli Casdin

/s/ James E. Doyle	Lead Independent Director	February 21, 2020
James E. Doyle

/s/ Pierre Jacquet	Director	February 21, 2020
Pierre Jacquet

/s/ Daniel J. Levangie	Director	February 21, 2020
Daniel J. Levangie

/s/ Kathleen Sebelius	Director	February 21, 2020
Kathleen Sebelius

/s/ Andrew Slavitt	Director	February 21, 2020
Andrew Slavitt

/s/ Michael S. Wyzga	Director	February 21, 2020
Michael S. Wyzga

/s/ Katherine Zanotti	Director	February 21, 2020
Katherine Zanotti