Form 10-Q
period 2020-03-31
EXACT SCIENCES CORP
filed 2020-05-06
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2020, the registrant had 149,746,169 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$701,054	$177,254
Marketable securities	530,062	146,401
Accounts receivable, net	140,046	130,667
Inventory	69,424	61,724
Prepaid expenses and other current assets	43,732	40,913
Total current assets	1,484,318	556,959
Long-term Assets:
Property, plant and equipment, net	465,476	455,325
Operating lease right-of-use assets	124,369	126,444
Goodwill	1,237,161	1,203,197
Intangible assets, net	1,128,261	1,143,550
Other long-term assets, net	21,540	20,293
Total assets	$4,461,125	$3,505,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,048	$25,973
Accrued liabilities	166,596	193,329
Operating lease liabilities, current portion	8,663	7,891
Debt, current portion	24,565	834
Other current liabilities	5,709	8,467
Total current liabilities	243,581	236,494
Long-term Liabilities:
Convertible notes, net	1,514,306	803,605
Long-term debt, less current portion	—	24,032
Other long-term liabilities	47,252	34,911
Operating lease liabilities, less current portion	118,333	118,665
Total liabilities	1,923,472	1,217,707
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—149,446,864 and 147,625,696 shares at March 31, 2020 and December 31, 2019	1,495	1,477
Additional paid-in capital	3,763,328	3,406,440
Accumulated other comprehensive loss	(1,717)	(100)
Accumulated deficit	(1,225,453)	(1,119,756)
Total stockholders’ equity	2,537,653	2,288,061
Total liabilities and stockholders’ equity	$4,461,125	$3,505,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$347,821	$162,043

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	81,606	42,827
Research and development	43,509	31,785
Sales and marketing	167,749	90,939
General and administrative	113,991	63,806
Amortization of acquired intangible assets	23,339	760
Total operating expenses	430,194	230,117
Loss from operations	(82,373)	(68,074)

Other income (expense)
Investment income, net	97	6,655
Interest expense	(25,153)	(21,990)
Total other income (expense)	(25,056)	(15,335)

Net loss before tax	(107,429)	(83,409)

Income tax benefit	1,732	470

Net loss	$(105,697)	$(82,939)

Net loss per share—basic and diluted	$(0.71)	$(0.66)

Weighted average common shares outstanding—basic and diluted	148,151	126,248
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(105,697)	$(82,939)
Other comprehensive loss, before tax:
Unrealized gain (loss) on available-for-sale investments	(1,642)	2,176
Foreign currency adjustment	25	—
Comprehensive loss, before tax	(107,314)	(80,763)
Income tax benefit (expense) related to items of other comprehensive loss	—	(520)
Comprehensive loss, net of tax	$(107,314)	$(81,283)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2020	147,625,696	$1,477	$3,406,440	$(100)	$(1,119,756)	$2,288,061
Equity component of convertible notes, net of tax and issuance costs	—	—	346,641	—	—	346,641
Settlement of convertible notes, net of tax	—	—	(64,199)	—	—	(64,199)
Exercise of common stock options	160,286	2	4,298	—	—	4,300
Issuance of common stock to fund the Company’s 2019 401(k) match	136,559	1	12,006	—	—	12,007
Compensation expense related to issuance of stock options and restricted stock awards	1,141,376	11	29,549	—	—	29,560
Issuance of common stock for business combinations	382,947	4	28,593	—	—	28,597
Net loss	—	—	—	—	(105,697)	(105,697)
Accumulated other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Balance, March 31, 2020	149,446,864	$1,495	$3,763,328	$(1,717)	$(1,225,453)	$2,537,653

	Common Stock		Additional Paid In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2019	123,192,540	$1,232	$1,716,894	$(1,422)	$(1,035,763)	$680,941
Equity component of convertible notes, net of issuance costs	—	—	268,390	—	—	268,390
Shares issued to settle convertible notes	2,158,991	22	182,413	—	—	182,435
Settlement of convertible notes	—	—	(300,768)	—	—	(300,768)
Exercise of common stock options	235,278	2	3,648	—	—	3,650
Issuance of common stock to fund the Company’s 2018 401(k) match	86,532	1	7,408	—	—	7,409
Compensation expense related to issuance of stock options and restricted stock awards	3,410,481	35	16,131	—	—	16,166
Net loss	—	—	—	—	(82,939)	(82,939)
Accumulated other comprehensive loss	—	—	—	1,656	—	1,656
Balance, March 31, 2019	129,083,822	$1,292	$1,894,116	$234	$(1,118,702)	$776,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(105,697)	$(82,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,006	6,375
Loss on disposal of property, plant and equipment	272	82
Unrealized loss on revaluation of marketable equity securities	669	—
Deferred tax benefit	(1,918)	(520)
Stock-based compensation	29,560	16,166
Loss on settlement of convertible notes	7,954	10,558
Amortization of convertible note debt discount and issuance costs	14,553	9,079
Amortization of deferred financing costs and other liabilities	(1,073)	(425)
Amortization of premium on short-term investments	53	(1,173)
Amortization of acquired intangible assets	23,339	760
Non-cash lease expense	10,190	877
Changes in assets and liabilities:
Accounts receivable, net	(6,322)	(11,856)
Inventory	(7,469)	(5,121)
Operating lease liabilities	(2,210)	(4,721)
Accounts payable and accrued liabilities	(18,296)	(2,216)
Other assets and liabilities	(9,438)	(9,080)
Net cash used in operating activities	(49,827)	(74,154)
Cash flows from investing activities:
Purchases of marketable securities	(425,168)	(262,887)
Maturities and sales of marketable securities	39,143	232,482
Purchases of property, plant and equipment	(12,685)	(10,657)
Business combination, net of cash acquired	(6,807)	—
Other investing activities	(330)	(140)
Net cash used in investing activities	(405,847)	(41,202)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	1,125,547	729,536
Proceeds from exercise of common stock options	4,300	3,650
Payments on settlement of convertible notes	(150,054)	(493,355)
Proceeds from construction loan	—	295
Other financing activities	(313)	—
Net cash provided by financing activities	979,480	240,126
Net increase in cash, cash equivalents and restricted cash	523,806	124,770
Cash, cash equivalents and restricted cash, beginning of period	177,528	160,430
Cash, cash equivalents and restricted cash, end of period	$701,334	$285,200

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$13,631	$42,119
Unrealized gain (loss) on available-for-sale investments, before tax	$(1,642)	$2,176
Issuance of 136,559 and 86,532 shares of common stock to fund the Company’s 401(k) matching contribution for 2019 and 2018, respectively	$12,007	$7,409
Issuance of 2,158,991 shares of common stock upon settlement of convertible notes	$—	$182,435
Retirement of equity component of convertible notes settled	$(64,199)	$(300,768)
Issuance of 382,947 shares for business combination	$28,597	$—
Supplemental disclosure of cash flow information:
Interest paid	$3,725	$1,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Exact Sciences Corporation (together with its subsidiaries, “Exact,” or the “Company”) was incorporated in February 1995. Exact is a leading global cancer diagnostics company. It has developed some of the most impactful brands in cancer screening and diagnostics, including Cologuard® and Oncotype DX®. Exact is currently working on the development of additional tests for other types of cancer, with the goal of bringing new innovative cancer tests to patients throughout the world.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K (the “2019 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed balance sheet at December 31, 2019 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2019 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2019 Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management, and actual results could differ from those estimates. These estimates include revenue recognition, valuation of convertible notes, valuation of intangible assets and goodwill, and accounting for income taxes among others. The Company’s critical accounting policies and estimates are explained further in the notes to the condensed consolidated financial statements in this Quarterly Report and the 2019 Form 10-K.
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel. Health systems, including key markets where the Company operates, have been, or may be, overwhelmed with high volumes of patients suffering from COVID-19.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive medical services. That decline has negatively impacted Cologuard test orders in the Company’s Screening business, notwithstanding the availability of alternative ordering channels such as telehealth. The Company expects that Cologuard orders and revenues will lag in the second quarter of 2020 and beyond.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Precision Oncology business is also starting to see weakening underlying conditions because of COVID-19, more notably in the U.S. prostate business and in certain international geographies. The Company’s expects the widespread decrease in preventive services, such as mammograms and prostate cancer screenings, to negatively impact Precision Oncology test volumes in the coming months due to the typical lag between cancer screening and genomic test ordering.
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, equity investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
Cash and Cash Equivalents
The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.
Marketable Securities
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value. The unrealized gains and losses, net of tax, on the Company’s debt securities are reported in other comprehensive income. Marketable equity securities are measured at fair value and the unrealized gains and losses, net of tax, are recognized in other income (expense) in the condensed consolidated statements of operations. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method. Such amortization is included in investment income, net. Realized gains and losses and declines in value as a result of credit losses on available-for-sale securities are included in investment income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income, net.
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
The Company periodically evaluates its available-for-sale debt securities in unrealized loss positions to determine whether any impairment is a result of a credit loss or other factors. This evaluation includes, but is not limited to, significant quantitative and qualitative assessments and estimates regarding credit ratings, significance of a security’s loss position, adverse conditions specifically related to the security, and the payment structure of the security.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Allowance for Doubtful Accounts
The Company estimates an allowance for doubtful accounts against accounts receivable using historical collection trends, aging of accounts, current and future implications surrounding the ability to collect such as economic conditions, and regulatory changes. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events or other substantive evidence indicate that expected collections will be less than applicable accrual rates. At March 31, 2020 and December 31, 2019 the allowance for doubtful accounts recorded was not material to the Company’s condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, there was no bad debt expense written off against the allowance and charged to operating expense.
Inventory
Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first out method (“FIFO”). The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale, no longer meet quality specifications, or has a cost basis in excess of its estimated realizable value and records a charge to cost of sales for such inventory as appropriate.
Direct and indirect manufacturing costs incurred during process validation with probable future economic benefit are capitalized. Validation costs incurred for other research and development activities, which are not permitted to be sold, have been expensed to research and development in the Company’s condensed consolidated statements of operations.
Inventory consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Raw materials	$27,614	$24,958
Semi-finished and finished goods	41,810	36,766
Total inventory	$69,424	$61,724
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Land is stated at cost and does not depreciate. Additions and improvements are capitalized, including direct and indirect costs incurred to validate equipment and bring it to working conditions. Revalidation costs, including maintenance and repairs are expensed when incurred.
Software Development Costs
Costs related to internal use software, including hosting arrangements, are incurred in three stages: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight-line basis over the estimated useful life of the software, or the duration of the hosting agreement.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Investments in Privately Held Companies
The Company determines whether its investments in privately held companies are debt or equity based on their characteristics, in accordance with the applicable accounting guidance for such investments. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required. If consolidation is not required and the Company does not have voting control of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in substance common stock where the Company exercises significant influence over the investee.
Investments in privately held companies determined to be equity securities are accounted for as non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense) in the condensed consolidated statements of operations.
Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with the applicable accounting guidance for such investments.
Derivative Financial Instruments
The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts are included in prepaid expenses and other current assets or in accrued liabilities in the condensed consolidated balance sheets, depending on the contracts’ net position. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense) in the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company had open foreign currency forward contracts with notional amounts of $14.3 million and $17.9 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was zero at March 31, 2020 and December 31, 2019.
Intangible Assets
Purchased intangible assets are recorded at fair value. The Company uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants.
Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. Other than the transactions discussed in Note 5 below, the Company determined that all patent costs incurred during the three months ended March 31, 2020 and 2019 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.
Acquired In-process Research and Development (IPR&D)
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenues from the projects and discounting the net cash flows to present value. The revenues and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success. IPR&D projects acquired in a business combination that are not complete are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related R&D efforts. Upon successful completion of the project, the capitalized amount is

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. There are often major risks and uncertainties associated with IPR&D projects as we are required to obtain regulatory approvals in order to be able to market the resulting products. Such approvals require completing clinical trials that demonstrate the products effectiveness. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods.
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
Goodwill
The Company evaluates goodwill for possible impairment in accordance with Accounting Standards Codification (“ASC”) 350 on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company's business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value.
Impairment of Long-Lived Assets
The Company evaluates the fair value of long-lived assets, which include property, plant and equipment, intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for the periods ended March 31, 2020 and December 31, 2019.
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
Convertible Notes
The Company accounts for convertible debt instruments that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company determines the carrying amount of the liability component of the convertible notes by using assumptions that market participants would use in pricing a debt instrument, including

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.
Leases
The Company acts as lessee under all its lease agreements, which includes operating leases for corporate offices, laboratory space, warehouse space, vehicles and certain laboratory and office equipment. The Company also has finance leases for certain equipment, which are not material to the Company’s condensed consolidated financial statements.
The Company determines whether an arrangement is, or contains, a lease at inception. At the beginning of fiscal year 2019, the company adopted ASC Topic 842. The Company records the present value of operating lease payments as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of operating lease liabilities as either current or non-current is based on the expected timing of payments due under the Company’s obligations.
As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment. In order to determine the appropriate incremental borrowing rates, the Company has used a number of factors including the credit rating, and the lease term. Certain vehicle leases include variable lease payments that depend on an index or rate. Those lease payments are initially measured using the index or rate at the lease commencement date.
The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. “Reasonably certain” is assessed internally based on economic, industry, company, strategic and contractual factors. The leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2020	2019
Shares issuable upon exercise of stock options	2,841	2,482
Shares issuable upon the release of restricted stock awards	4,823	4,216
Shares issuable upon conversion of convertible notes	20,309	12,197
	27,973	18,895
Accounting for Stock-Based Compensation
The Company requires all share-based payments to employees, including grants of employee stock options, restricted stock, restricted stock units and shares purchased under an employee stock purchase plan (if certain parameters are not met), to be recognized in the financial statements based on their grant date fair values. Forfeitures of any share-based awards are recognized as they occur.
Revenue Recognition
Revenues are recognized when control of the promised services are transferred to the patient, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. To determine revenue recognition for the arrangements that the Company determines are within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2 for further discussion.
Foreign Currency Translation
Prior to 2019, the Company’s international subsidiaries functional currency was the local currency and assets and liabilities were translated into U.S. dollars at the period-end exchange rate or historical rates, as appropriate. Condensed consolidated statements of operations were translated at average exchange rates for the period, and the cumulative translation adjustments resulting from changes in exchange rates were included in the Company’s condensed consolidated balance sheet as a component of additional paid-in capital. In 2019 and 2020 the Company’s international subsidiaries use the U.S. dollar as the functional currency, resulting in the Company not being subject to gains and losses from foreign currency translation of the subsidiary financial statements. The Company recognizes gains and losses from foreign currency transactions in the condensed consolidated statements of operations. Net foreign currency transaction gains or losses were not material to the condensed consolidated statements of operations for the periods presented.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements including the amortization of acquired intangible assets, which is now presented as a separate line item on the Company's condensed consolidated statements of operations and was previously included in cost of sales, research and development, and general and administrative expenses. Due to these reclassifications, the Company is no longer presenting gross margin on the Company's condensed consolidated statements of operations.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The updates also require available-for-sale debt security credit losses to be recognized as allowances rather than a reduction in amortized cost.The guidance was adopted by the Company on January 1, 2020. The requirements of the ASU did not result in the recognition of a material allowance for current expected credit losses, as the Company’s analysis of collectability looks at historical experience as well as current and future implications surrounding the ability to collect. Adoption of the updated guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments –Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The updated guidance provides clarity regarding measurement of securities without readily determinable fair values. The guidance was adopted on January 1, 2020 and did not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles –Goodwill and Other –Internal-Use Software(Subtopic 350-40). The updated provided guidance for evaluating the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The guidance was adopted on a prospective basis, beginning on January 1, 2020 and it did not have a material impact on the Company's condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement. The guidance provided an update to the disclosure requirements for fair value measurements under the scope of ASC 820. The updates were adopted on January 1, 2020 and did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808). The update provided additional guidance regarding the interaction between Topic 808 on Collaborative Arrangements and Topic 606 on Revenue Recognition. The guidance was adopted on January 1, 2020 and did not have a material impact on the Company's condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes through removing exceptions related to certain intraperiod allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for interim and annual periods in 2021, however early adoption is permitted. The Company adopted the guidance early, which was effective January 1, 2020. Adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The updated guidance provides optional expedients for applying the requirements of certain topics in the codification for contracts that are modified because of reference rate reform. In addition to the optional expedients, the update includes a general principle that permits an entity to consider contract modifications due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The updated guidance is effective for all entities as of March 12, 2020 and through December 31, 2022. The Company adopted the guidance upon issuance on March 12, 2020. There was no impact on the Company's condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype DX tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.
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
Contracts
The Company’s customer is the patient, but the Company does not enter into a formal reimbursement contract with a patient. Accordingly, the Company establishes a contract with a patient in accordance with other customary business practices.
•Approval of a contract is established via the order submitted by the patient’s healthcare provider and the receipt of a sample in the laboratory.
•The Company is obligated to perform its laboratory services upon acceptance of a sample, and the patient and/or applicable payer are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.
•Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between the Company and payers. However, when an order is received for a patient with no active insurance, the Company requires payment from the patient prior to the commencement of the Company’s performance obligations.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.
The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $5.4 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.
The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more or less consideration than it originally estimated for a contract with a patient, it will account for the change as an increase or decrease in the estimate of the transaction price (i.e., an upward or downward revenue adjustment) in the period identified.
When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon release of the performance obligations associated with the Company’s tests, with recognition, generally occurring at the date of cash receipt.
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
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2020	2019
Screening
Medicare Parts B & C	$98,159	$82,917
Commercial	109,369	73,351
Other	11,924	5,775
Total Screening	219,452	162,043
Precision Oncology
Medicare Parts B & C	$47,034	$—
Commercial	59,605	—
International	20,936	—
Other	794	—
Total Precision Oncology	128,369	—
Total	$347,821	$162,043

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Screening revenue primarily includes laboratory service revenue from Cologuard while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX products.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets. Generally, billing occurs subsequent to the release of a patient’s test result to the ordering healthcare provider, resulting in an account receivable. However, the Company sometimes receives advance payment from a patient before a test result is completed, resulting in deferred revenue. The deferred revenue balance is relieved upon release of the applicable patient’s test result to the ordering healthcare provider. As of March 31, 2020 and December 31, 2019, the deferred revenue balance is not material to the Company’s condensed consolidated financial statements.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at March 31, 2020 and December 31, 2019:

(In thousands)	March 31, 2020	December 31, 2019
Cash, cash equivalents, and restricted cash
Cash and money market	$577,684	$146,932
Cash equivalents	123,370	30,322
Restricted cash (1)	280	274
Total cash, cash equivalents, and restricted cash	701,334	177,528
Marketable securities
Available-for-sale debt securities	529,037	144,685
Equity securities	1,025	1,716
Total marketable securities	530,062	146,401
Total cash and cash equivalents, restricted cash and marketable securities	$1,231,396	$323,929
______________
(1)Restricted cash is included in other long-term assets on the condensed consolidated balance sheets. There was no restricted cash at March 31, 2019.
Available-for-sale debt securities at March 31, 2020 consisted of the following:

	March 31, 2020
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$55,299	$32	$—	$55,331
Corporate bonds	39,443	1	(48)	39,396
Commercial paper	19,955	3	(8)	19,950
Asset backed securities	8,695	—	(2)	8,693
Total cash equivalents	123,392	36	(58)	123,370
Marketable securities
Corporate bonds	260,218	71	(2,168)	258,121
U.S. government agency securities	202,628	622	—	203,250
Certificates of deposit	31,653	—	(134)	31,519
Asset backed securities	28,269	28	(102)	28,195
Commercial paper	7,964	—	(12)	7,952
Total marketable securities	530,732	721	(2,416)	529,037
Total available-for-sale securities	$654,124	$757	$(2,474)	$652,407

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Available-for-sale debt securities at December 31, 2019 consisted of the following:

	December 31, 2019
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$30,320	$2	$—	$30,322
Total cash equivalents	30,320	2	—	30,322
Marketable securities
U.S. government agency securities	140,745	10	(73)	140,682
Corporate bonds	4,017	—	(14)	4,003
Total marketable securities	144,762	10	(87)	144,685
Total available-for-sale securities	$175,082	$12	$(87)	$175,007

The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at March 31, 2020:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$55,299	$55,331	$—	$—
Corporate bonds	39,443	39,396	—	—
Commercial paper	19,955	19,950	—	—
Asset backed securities	8,695	8,693	—	—
Total cash equivalents	123,392	123,370	—	—
Marketable securities
U.S. government agency securities	175,419	175,992	27,209	27,258
Corporate bonds	129,321	128,624	130,897	129,497
Certificates of deposit	20,000	19,973	11,653	11,546
Commercial paper	7,964	7,952	—	—
Asset backed securities	6,940	6,947	21,329	21,248
Total marketable securities	339,644	339,488	191,088	189,549
Total	$463,036	$462,858	$191,088	$189,549

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of March 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents
Corporate bonds	$36,944	$(48)	$—	$—	$36,944	$(48)
Commercial paper	9,971	(8)	—	—	9,971	(8)
Asset backed securities	8,693	(2)	—	—	8,693	(2)
Total cash equivalents	55,608	(58)	—	—	55,608	(58)
Marketable securities
Corporate bonds	245,886	(2,168)	—	—	245,886	(2,168)
Certificates of deposit	31,519	(134)	—	—	31,519	(134)
Asset backed securities	12,208	(102)	—	—	12,208	(102)
Commercial paper	7,952	(12)	—	—	7,952	(12)
Total marketable securities	297,565	(2,416)	—	—	297,565	(2,416)
Total available-for-sale securities	$353,173	$(2,474)	$—	$—	$353,173	$(2,474)
The Company evaluates investments, including investments in privately-held companies, that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2020 and December 31, 2019 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company recorded a realized loss of $0.1 million for the three months ended March 31, 2020, and a gain of $0.1 million, net of insignificant realized losses, for the three months ended March 31, 2019, which are included in investment income, net in the Company’s condensed consolidated statements of operations. The Company recorded a loss of $0.7 million from its equity securities for the three months ended March 31, 2020, which is included in investment income, net in the Company’s condensed consolidated statements of operations, as compared to no gain or loss for the three months ended March 31, 2019.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) PROPERTY, PLANT AND EQUIPMENT
The estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	March 31, 2020	December 31, 2019
Property, plant and equipment
Land	n/a	$4,466	$4,466
Leasehold and building improvements	(1)	109,737	80,352
Land improvements	15 years	1,766	1,766
Buildings	30 years	165,509	112,815
Computer equipment and computer software	3 years	68,830	65,323
Laboratory equipment	3 - 10 years	120,362	104,008
Furniture and fixtures	3 - 10 years	20,886	14,539
Assets under construction	n/a	67,305	149,687
Property, plant and equipment, at cost		558,861	532,956
Accumulated depreciation		(93,385)	(77,631)
Property, plant and equipment, net		$465,476	$455,325
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.

Depreciation expense for the three months ended March 31, 2020 and 2019 was $15.8 million and $6.3 million, respectively.
At March 31, 2020, the Company had $67.3 million of assets under construction which consisted of $17.0 million in laboratory equipment under construction, $44.3 million of building and leasehold improvements, $5.7 million in capitalized costs related to software projects, and $0.3 million related to furniture and fixtures. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $4.8 million to complete the laboratory equipment, $7.3 million to complete the building projects and leasehold improvements, $5.2 million to complete the software projects, and minimal costs to complete the furniture and fixtures. These projects are expected to be completed throughout 2020 and 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of March 31, 2020:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at March 31, 2020
Finite-lived intangible assets
Trade name	15.7	$100,700	$(2,535)	$98,165
Customer relationships	13.6	2,700	(269)	2,431
Patents	8.6	22,689	(6,539)	16,150
Acquired developed technology	9.7	814,171	(32,510)	781,661
Supply agreements	7.3	30,000	(1,560)	28,440
Internally developed technology	2.4	1,508	(449)	1,059
Total finite-lived intangible assets		971,768	(43,862)	927,906
In-process research and development	n/a	200,000	—	200,000
Internally developed technology in process	n/a	355	—	355
Total intangible assets		$1,172,123	$(43,862)	$1,128,261
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2019:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2019
Finite-lived intangible assets
Trade name	15.9	$100,700	$(961)	$99,739
Customer relationships	13.6	2,700	(224)	2,476
Patents	8.8	22,690	(5,974)	16,716
Acquired developed technology	9.9	806,371	(12,345)	794,026
Supply agreements	7.5	30,000	(571)	29,429
Internally developed technology	2.5	1,229	(336)	893
Total finite-lived intangible assets		963,690	(20,411)	943,279
In-process research and development	n/a	200,000	—	200,000
Internally developed technology in process	n/a	271	—	271
Total intangible assets		$1,163,961	$(20,411)	$1,143,550

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2020, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2020	$70,667
2021	94,121
2022	93,915
2023	93,692
2024	93,345
Thereafter	482,166
$927,906
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life. The amortization expense recorded from these intangible assets is reported in amortization of acquired intangible assets on the condensed consolidated statements of operations.
Goodwill
In March 2020, the Company recognized goodwill of $29.7 million from the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”) and Viomics, Inc. (“Viomics”). Refer to the Company’s 2019 10-K for further discussion on goodwill recorded.
The Company evaluates goodwill for possible impairment in accordance with ASC 350 on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company's business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Due to the impact of COVID-19 on the Company’s operations, the Company performed a qualitative assessment of goodwill to determine if an event indicating impairment was present. No such indicators were identified as of March 31, 2020. There were no impairment losses for the periods ended March 31, 2020 and December 31, 2019. During the three months ended March 31, 2020, the Company recognized a measurement period adjustment to goodwill of $4.3 million related to an increase in Genomic Health’s pre-acquisition deferred tax liability due to finalization of certain income-tax related items.
The change in the carrying amount of goodwill for the periods ended March 31, 2020 and December 31, 2019 is as follows:

(In thousands)
Balance, January 1, 2019	$17,279
Genomic Health acquisition	1,185,918
Balance, December 31, 2019	1,203,197
Paradigm & Viomics acquisition	29,695
Genomic Health acquisition adjustment	4,269
Balance, March 31, 2020	$1,237,161

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) FAIR VALUE MEASUREMENTS
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
The following table presents the Company’s fair value measurements as of March 31, 2020 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

(In thousands)	Fair Value at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$577,684	$577,684	$—	$—
U.S. government agency securities	55,331	—	55,331	—
Corporate bonds	39,396	—	39,396	—
Commercial paper	19,950	—	19,950	—
Asset backed securities	8,693	—	8,693	—
Restricted cash	280	280	—	—
Marketable securities
Corporate bonds	258,121	—	258,121	—
U.S. government agency securities	203,250	—	203,250	—
Certificates of deposit	31,519	—	31,519	—
Asset backed securities	28,195	—	28,195	—
Commercial paper	7,952	—	7,952	—
Equity Securities	1,025	1,025	—	—
Liabilities
Contingent consideration	(2,739)	—	—	(2,739)
Total	$1,228,657	$578,989	$652,407	$(2,739)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of December 31, 2019 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

(In thousands)	Fair Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash and money market	$146,932	$146,932	$—	$—
U.S. government agency securities	30,322	—	30,322	—
Restricted cash	274	274	—	—
Marketable securities
U.S. government agency securities	140,682	—	140,682	—
Corporate bonds	4,003	—	4,003	—
Equity securities	1,716	1,716	—	—
Liabilities
Contingent consideration	(2,879)	—	—	(2,879)
Total	$321,050	$148,922	$175,007	$(2,879)
There have been no changes in valuation techniques or transfers between fair value measurement levels during the periods ended March 31, 2020 and December 31, 2019. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors. The Company’s marketable equity security investment in Biocartis is classified as a Level 1 instrument. See Note 7 for additional information on Biocartis.
Contingent Consideration
In connection with the Biomatrica Acquisition, a contingent earn-out liability was created to account for an additional $20.0 million in contingent consideration that could be earned based upon certain revenue milestones being met. The following table provides a roll-forward of the fair values of the contingent consideration, which includes Level 3 measurements:

(In thousands)	Contingent consideration
Balance, January 1, 2020	$(2,879)
Changes in fair value	—
Gains (losses) recognized in earnings	—
Payments	140
Balance, March 31, 2020	$(2,739)
As of March 31, 2020, the fair value of the contingent earn-out liability is classified as a component of other long-term liabilities in the Company’s condensed consolidated balance sheet.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
This fair value measurement of contingent consideration related to the Biomatrica acquisition was categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market. The Company evaluates the fair value of expected contingent consideration and the corresponding liability each annual reporting period using the Monte Carlo Method, which is consistent with the initial measurement of the expected Biomatrica Acquisition earn-out liability. The Company estimates projections during the earn-out period utilizing various potential pay-out scenarios. Probabilities were applied to each potential scenario and the resulting values were discounted using a rate that considers weighted average cost of capital as well as a specific risk premium associated with the riskiness of the earn-out itself, the related projections, and the overall business.
Non-Marketable Equity Investment
The Company has non-marketable equity investments which are initially recorded at the estimated fair value based on observable transactions. The Company remeasures the fair value only when an observable transaction occurs during the period that would suggest a change in the carrying value of the investment. As of March 31, 2020, the Company had non-marketable equity investments of $11.8 million which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheet. The Company’s preferred stock investment in Epic Sciences represents $10.8 million of the total non-marketable equity investments. There have been no observable transactions during the three months ended March 31, 2020. See Note 7 for additional information regarding the terms of the investment in Epic Sciences.
Fair Value of Long-Term Debt and Convertible Notes
The Company measures the fair value of its convertible notes and long-term debt for disclosure purposes. The following table summarizes the Company’s outstanding convertible notes and long-term debt:

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2028 Convertible notes (2)	$777,234	$910,317	$—	$—
2027 Convertible notes (2)	491,239	635,532	483,909	843,741
2025 Convertible notes (2)	245,833	341,041	319,696	592,482
Construction loan (3)	24,565	24,565	24,866	24,866
______________
(1)The carrying amounts presented are net of debt discounts and debt issuance costs (see Note 12 and Note 15 of the condensed consolidated financial statements for further information).
(2)The fair values are based on observable market prices for this debt, which is traded in active markets and therefore is classified as a Level 2 fair value measurement. A portion of the 2025 convertible notes were settled in 2020 resulting in a decrease in the liability.
(3)The carrying amount of the construction loan approximates fair value due to the short-term nature of this instrument. The construction loan is privately held with no public market for this debt and therefore is classified as a Level 3 fair value measurement. The change in the fair value was due to payments made on the loan resulting in a decrease in the liability.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(7) LICENSE AND COLLABORATION AGREEMENTS
The Company licenses certain technologies that are, or may be, incorporated into its technology under several license agreements, as well as the rights to commercialize certain diagnostic tests through collaboration agreements. Generally, the license agreements require the Company to pay royalties based on net revenues received using the technologies and may require minimum royalty amounts or maintenance fees.
Mayo
In June 2009 the Company entered into a license agreement with Mayo Foundation for Medical Education and Research (“Mayo”). The Company’s license agreement with Mayo most recently amended in January 2019. Under the license agreement, Mayo granted the Company an exclusive, worldwide license to certain Mayo patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain Mayo know-how. The scope of the license covers any screening, surveillance or diagnostic test or tool for use in connection with any type of cancer, pre-cancer, disease or condition.
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
Pursuant to the Company’s agreement with Mayo, the Company is required to pay Mayo a low-single-digit royalty on the Company’s net sales of current and future products using the licensed Mayo intellectual property each year during the term of the Mayo agreement.
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In connection with this collaboration, the Company incurred charges of $1.0 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, which is recorded in research and development expenses in the Company’s condensed consolidated statements of operations. Certain of Mayo’s obligations to provide development assistance expired in January 2020. The Company and Mayo are in discussions to amend the license agreement to extend that date.
Epic Sciences
In June 2016, Genomic Health (now a wholly-owned subsidiary of the Company) entered into a collaboration agreement with Epic Sciences, which was superseded and replaced in March 2019 by a license agreement and laboratory services agreement with Epic Sciences, under which Genomic Health was granted exclusive distribution rights to commercialize Epic Sciences’ AR-V7 Nucleus Detect test in the United States, which is marketed as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, claims appeals, customer support, and providing and maintaining order management systems for the test. Epic Sciences is responsible for performing all tests, performing studies including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the CMS for the test. The license and laboratory

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
service agreement has a term of ten years from June 2016, unless terminated earlier under certain circumstances. The Oncotype DX AR-V7 Nucleus Detect test became commercially available in February 2018. The Company recognizes revenues for the test performed under this arrangement and Epic Sciences receives a fee per test performed that represents the fair market value for the testing services they perform.
As of March 31, 2020 and December 31, 2019, the Company owns 18,258,838 shares of preferred stock of Epic Sciences recorded at a fair value of $10.8 million which is included in other-long term assets on the Company’s condensed consolidated balance sheets. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of ASC 810, Consolidation. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense) in the condensed consolidated statements of operations.
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
Pursuant to the license and development agreement, Genomic Health recorded a one-time upfront license and option fee of €2.8 million, or $3.2 million. In December 2017, Genomic Health purchased 270,000 ordinary shares of Biocartis, a public company listed on the Euronext exchange, at the market price of €12.50 for a total cost of €3.4 million or $4.0 million. This investment was subject to a lock-up agreement that expired in December 2018. The investment has been recognized at fair value, which the Company estimated to be $1.0 million and $1.7 million as of March 31, 2020 and December 31, 2019, respectively, and is included in marketable securities on the Company's condensed consolidated balance sheet.
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

(8) PFIZER PROMOTION AGREEMENT
In August 2018, the Company entered into a Promotion Agreement (“Promotion Agreement”) with Pfizer Inc. (“Pfizer”). Under the terms of the Promotion Agreement, Pfizer promotes Cologuard and provides certain sales, marketing, analytical and other commercial operations support. The Company agreed to pay Pfizer for promotion, sales and marketing costs incurred on behalf of the Company. The Company incurred charges of $19.5 million and $17.6 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended March 31, 2020 and 2019, respectively. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations. The Company also agreed to pay Pfizer a service fee

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
based on incremental gross profits over specified baselines during the term of the Promotion Agreement and royalties for Cologuard related revenues for a specified period after the expiration or termination of the Promotion Agreement. The initial term of the Promotion Agreement runs through December 31, 2021. The Company incurred charges of $19.4 million and $19.2 million for this service fee during the three months ended March 31, 2020 and 2019, respectively. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations.
(9) STOCKHOLDERS’ EQUITY
Convertible Notes Settlement Stock Issuance
In March 2019, the Company used cash of $494.1 million and an aggregate of 2.2 million shares of the Company’s common stock valued at $182.4 million for total consideration of $676.5 million to settle $493.4 million of the 2025 convertible notes. Refer to Note 15 for further discussion of this settlement transaction.
Genomic Health Combination Stock Issuance
In November 2019, the Company completed the combination with Genomic Health in a cash and stock transaction valued at $2.5 billion. Of the $2.5 billion purchase price, $1.4 billion was settled through the issuance of 17.0 million shares of common stock. The Company incurred $0.4 million in stock issuance costs as part of the transaction. Refer to Note 16 for further discussion of the consideration transferred as part of the combination with Genomic Health.
Paradigm and Viomics Acquisition Stock Issuance
In March 2020, the Company completed the acquisitions of Paradigm and Viomics. The purchase price for these acquisitions consisted of cash and stock valued at $40.5 million. Of the $40.5 million purchase price, $32.2 million is expected to be settled through the issuance of 0.4 million shares of common stock. Of the $32.2 million that will be settled through the issuance of common stock, $28.6 million was issued during the three months ended March 31, 2020 and the remainder was withheld and may become issuable as additional merger consideration on June 3, 2021 subject to the terms and conditions of the acquisition agreements.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the three months ended March 31, 2020 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(25)	$(75)	$(100)
Other comprehensive income (loss) before reclassifications	—	(1,642)	(1,642)
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period change in accumulated other comprehensive loss	25	(1,642)	(1,617)
Balance at March 31, 2020	$—	$(1,717)	$(1,717)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts recognized in AOCI for the three months ended March 31, 2019 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(25)	$(1,397)	$(1,422)
Other comprehensive loss before reclassifications	—	2,051	2,051
Amounts reclassified from accumulated other comprehensive loss	—	125	125
Net current period change in accumulated other comprehensive loss, before tax	—	2,176	2,176
Income tax expense related to items of other comprehensive income	—	(520)	(520)
Balance at March 31, 2019	$(25)	$259	$234
Amounts reclassified from AOCI for the three months ended March 31, 2020 and 2019 were as follows:

	Affected Line Item in the Statements of Operations	Three Months Ended March 31,
Details about AOCI Components (In thousands)		2020	2019
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$—	$125
Foreign currency adjustment	General and administrative	25	—
Total reclassifications		$25	$125

(10) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).
Stock-Based Compensation Expense
The Company recorded approximately $29.6 million and $16.2 million in stock-based compensation expense during the three months ended March 31, 2020 and 2019, respectively, in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In connection with the combination with Genomic Health, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the three months ended March 31, 2020, the Company accelerated 34,348 shares of previously unvested stock options and 18,289 shares of previously unvested restricted stock units, and recognized the additional non-cash stock-based compensation expense of $2.9 million for the accelerated awards.
Determining Fair Value
Valuation and Recognition – The fair value of each service-based option award is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period. For awards that vest when a performance condition is achieved, the Company performs an evaluation of internal and external factors to determine the number of shares that are most likely to vest based on the probability of what performance conditions will be met. The Black-Scholes pricing model utilizes the following assumptions:
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
Forfeitures - The Company recognizes forfeitures as they occur.
The fair value of each option is based on the assumptions in the following table:

	Three Months Ended March 31,
	2020	2019
Option Plan Shares
Risk-free interest rates	1.26% - 1.47%	2.54% - 2.59%
Expected term (in years)	6.15	6.28
Expected volatility	65.67% - 65.71%	64.95% - 64.99%
Dividend yield	—%	—%
Weighted average fair value per share of options granted during the period	$58.86	$57.11

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Option, Restricted Stock, and Restricted Stock Unit Activity
A summary of stock option activity under the Stock Plans during the three months ended March 31, 2020 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2020	2,700,293	$34.01	2.9
Granted	309,143	97.66
Exercised	(160,286)	26.82
Forfeited	(8,558)	71.52
Outstanding, March 31, 2020	2,840,592	$41.23	6.5	$74,394
Exercisable, March 31, 2020	1,881,310	$27.95	5.5	$63,816
______________
(1)The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $10.2 million and $16.1 million, respectively, determined as of the date of exercise.
A summary of restricted stock and restricted stock unit activity under the Stock Plans during the three months ended March 31, 2020 is as follows:

	Restricted Shares and RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2020	4,384,005	$63.30
Granted	1,701,650	93.26
Released	(1,193,845)	45.76
Forfeited	(68,540)	74.29
Outstanding, March 31, 2020	4,823,270	$78.06
As of March 31, 2020, there was $339.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.1 years.

(11) NEW MARKET TAX CREDIT
During the fourth quarter of 2014, the Company received approximately $2.4 million in net proceeds from financing agreements related to working capital and capital improvements at one of its Madison, Wisconsin facilities. This financing arrangement was structured with an unrelated third-party financial institution (the “Investor”), an investment fund, and its majority owned community development entity in connection with the Company’s participation in transactions qualified under the federal New Markets Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. The Company is required to be in compliance through December 2021 with various regulations and contractual provisions that apply to the NMTC arrangement. Noncompliance with applicable requirements could result in the Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the Investor for any loss or recapture of NMTC related to the financing until such time as the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Investor and its majority owned community development entity are considered Variable Interest Entities (“VIEs”) and the Company is the primary beneficiary of the VIEs. This conclusion was reached based on the following:
•the ongoing activities of the VIEs — collecting and remitting interest and fees and NMTC compliance — were all considered in the initial design and are not expected to significantly affect performance throughout the life of the VIE;
•contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investor and community development entity;
•the Investor lacks a material interest in the underlying economics of the project; and
•the Company is obligated to absorb losses of the VIEs.
Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the NMTC arrangement.

(12) DEBT
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
As a condition to Fifth Third’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. Starting in December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. As of March 31, 2020 and December 31, 2019, the outstanding balance was $24.7 million and $25.0 million, respectively, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the loan balance. The Company capitalized the $0.7 million of interest to the construction project. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.
The Company has agreed in the Construction Loan Agreement to various financial covenants including minimum liquidity and minimum tangible net worth. As of March 31, 2020, the Company was not in compliance with the minimum tangible net worth financial covenant. Fifth Third Bank waived the default for the period ending March 31, 2020. The loan balance is included in debt, current portion in the Company’s condensed consolidated balance sheets as of March 31, 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Tax Increment Financing Loan Agreements
The Company entered into two separate Tax Increment Financing Loan Agreements (“TIFs”) in February 2019 and June 2019 with the City of Madison, Wisconsin. The TIFs provide for $4.6 million of financing in the aggregate. In return for the loans, the Company is obligated to create and maintain 500 full-time jobs over a five-year period, starting on the date of occupancy of the buildings constructed. In the event that the job creation goals are not met, the Company would be required to pay a penalty.
The Company records the earned financial incentives as the full-time equivalent positions are filled. The amount earned is recorded as a liability and amortized as a reduction of operating expenses over a two-year period, which is the timeframe when the TIFs will be repaid through property taxes.
By the end of 2019, the Company had earned and received payment of $4.6 million from the City of Madison. As of March 31, 2020 and December 31, 2019, the Company has recorded a liability of $ $2.1 million and $2.7 million, respectively, in other current liabilities on the Company’s condensed consolidated balance sheet, reflecting when the expected benefit of the financial benefits amortization will reduce future operating expenses.

(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its operating leases are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,619	$1,098
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$1,254	$18,653
______________
(1)For the three months ended March 31, 2019, this includes right-of-use assets obtained from the initial adoption of ASC 842 of approximately $17.9 million.
As of March 31, 2020 and December 31, 2019, the Company’s right-of-use assets are $124.4 million and $126.4 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2020, the Company has outstanding lease obligations of $127.0 million, of which $8.7 million is reported in operating lease liabilities, current portion and $118.3 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2019, the Company had outstanding lease obligations of $126.6 million, of which $7.9 million is reported in operating lease liabilities, current portion and $118.7 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases. The Company’s weighted average discount rate and weighted average lease term remaining on lease liabilities is approximately 6.78% and 9.50 years, respectively.
The Company executed a lease agreement for a new facility in Redwood City, California in 2019 that will commence in June 2020. Upon commencement, the Company anticipates recognizing $11.3 million of operating lease right-of-use assets and $11.3 million of operating lease liabilities in the condensed consolidated balance sheets, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The DOJ's investigation is still in process and the scope and outcome of the investigation is not determinable at this time. See Note 16 for additional information on the Company's fair value determination of this pre-acquisition loss contingency. There can be no assurance that any settlement, resolution, or other outcome of this matter during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company’s financial position.

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
As of March 31, 2020, the Company has earned $9.0 million of tax credits and has received payment of $5.9 million from the WEDC. The unpaid portion is $3.1 million, of which $1.6 million is reported in prepaid expenses and other current assets and $1.5 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of March 31, 2020, the Company also has recorded a $1.6 million liability in other current liabilities, which reflects when the expected benefit of the tax credit amortization will reduce future operating expenses.
During the three months ended March 31, 2020 and 2019, the Company amortized $0.6 million and $0.6 million, respectively, of the tax credits earned as a reduction of operating expenses.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(15) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheets consisted of the following:

(In thousands)	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	March 31, 2020	December 31, 2019
2028 Convertible notes	0.375%	5.2%	$790,608	$1,150,000	$—
2027 Convertible notes	0.375%	6.3%	472,501	747,500	747,500
2025 Convertible notes	1.000%	6.0%	227,103	315,049	415,049
Total Convertible notes				2,212,549	1,162,549
Less: Debt discount (2)				(667,228)	(342,463)
Less: Debt issuance costs (3)				(31,015)	(16,481)
Net convertible debt				$1,514,306	$803,605
______________
(1)As each of the convertible instruments may be settled in cash upon conversion, for accounting purposes, they were separated into a liability component and an equity component. The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance. The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt. A portion of the 2025 Convertible Notes have been extinguished or converted. The fair value of the liability component at issuance reflected above represents the liability value at issuance for the applicable portion of the 2025 Notes which remain outstanding at March 31, 2020 and December 31, 2019. The fair value of the liability component of the 2025 Notes at issuance was $654.8 million with the equity component being $269.7 million.
(2)The unamortized discount consists of the following:

(In thousands)	March 31, 2020	December 31, 2019
2028 Convertible notes	$356,145	$—
2027 Convertible notes	246,362	253,340
2025 Convertible notes	64,721	89,123
Total unamortized discount	$667,228	$342,463

(3)Debt issuance costs consists of the following:

(In thousands)	March 31, 2020	December 31, 2019
2028 Convertible notes	$16,621	$—
2027 Convertible notes	9,899	10,251
2025 Convertible notes	4,495	6,230
Total debt issuance costs	$31,015	$16,481

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Issuances and Settlements
In January 2018, the Company issued and sold $690.0 million in aggregate principal amount of 1.0% Convertible Notes (the “January 2025 Notes”) with a maturity date of January 15, 2025. The January 2025 Notes accrue interest at a fixed rate of 1.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds from the issuance of the January 2025 Notes were approximately $671.1 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
In June 2018, the Company issued and sold an additional $218.5 million in aggregate principal amount of 1.0% Convertible Notes (the “June 2025 Notes”). The June 2025 Notes were issued under the same indenture pursuant to which the Company previously issued the January 2025 Notes (the “Indenture”). The January 2025 Notes and the June 2025 Notes (collectively, the “2025 Notes”) have identical terms and will be treated as a single series of securities. The net proceeds from the issuance of the June 2025 Notes were approximately $225.3 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
In March 2019, the Company issued and sold $747.5 million in aggregate principal amount of 0.375% Convertible Notes (the “2027 Notes”) with a maturity date of March 15, 2027. The 2027 Notes accrue interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2019. The net proceeds from the issuance of the 2027 Notes were approximately $729.5 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
The Company utilized a portion of the proceeds from the issuance of the 2027 Notes to settle a portion of the 2025 Notes in privately negotiated transactions. In March 2019, the Company used cash of $494.1 million and an aggregate of 2.2 million shares of the Company’s common stock valued at $182.4 million for total consideration of $676.5 million to settle $493.4 million of the 2025 Notes, of which $375.0 million was allocated to the liability component, $300.8 million was allocated to the equity component, and $0.7 million was used to pay off interest accrued on the 2025 Notes. The consideration transferred was allocated to the liability and equity components of the 2025 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $10.6 million, which is recorded in interest expense in the Company’s condensed consolidated statement of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of repurchase.
In February 2020, the Company issued and sold $1,150.0 million in aggregate principal amount of 0.375% Convertible Notes (the “2028 Notes” and, collectively with the 2025 Notes and the 2027 Notes, the “Notes”) with a maturity date of March 1, 2028. The 2028 Notes accrue interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The net proceeds from the issuance of the 2028 Notes were approximately $1,125.6 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
In February 2020, the Company used $150.1 million of the proceeds from the issuance of the 2028 Notes to settle $100.0 million of the 2025 Notes, of which $85.5 million was allocated to the liability component, $64.2 million, net of a tax impact of $0.3 million, was allocated to the equity component, and $0.1 million was used to pay off interest accrued on the 2025 Notes. The consideration transferred was allocated to the liability and equity components of the 2025 Notes using the equivalent rate that reflected the borrowing rate for a similar non-convertible debt instrument immediately prior to settlement. The transaction resulted in a loss on settlement of convertible notes of $8.0 million, which is recorded in interest expense in the Company’s condensed consolidated statement of operations. The loss represents the difference between (i) the fair value of the liability component and (ii) the sum of the carrying value of the debt component and any unamortized debt issuance costs at the time of repurchase.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Summary of Conversion Features
Until the six-months immediately preceding the maturity date of the applicable series of Notes, each series of Notes is convertible only upon the occurrence of certain events and during certain periods, as set forth in the Indentures. The Notes will be convertible into cash, shares of the Company’s common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of the Company’s common stock, at the Company’s election. On or after the date that is six-months immediately preceding the maturity date of the applicable series of Notes until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert such Notes at any time.
It is the Company’s intent and policy to settle all conversions through combination settlement. The initial conversion rate is 13.26, 8.96, and 8.21 shares of common stock per $1,000 principal amount for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively, which is equivalent to an initial conversion price of approximately $75.43, $111.66, and $121.84 per share of the Company’s common stock for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indenture), will, under certain circumstances, be entitled to an increase in the conversion rate.
If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
Based on the closing price of our common stock of $58.00 on March 31, 2020, the if-converted values on our Notes do not exceed the principal amount.
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
While the Notes are currently classified on the Company’s condensed consolidated balance sheets at March 31, 2020 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.
The Company allocates total transaction costs of the Notes to the liability and equity components based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the term of the Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity. The following table summarizes the original transaction costs at the time of issuance for each set of Notes and the respective allocation to the liability and equity components:

(In thousands)	January 2025 Notes	June 2025 Notes	2027 Notes	2028 Notes
Transaction costs allocated to:
Liability component	$13,569	$5,052	$11,395	$16,811
Equity component	5,340	2,311	6,632	7,642
Total transaction costs	$18,909	$7,363	$18,027	$24,453

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.
Interest expense includes the following:

	Three Months Ended March 31,
(In thousands)	2020	2019
Debt issuance costs amortization	$822	$685
Debt discount amortization	13,731	8,394
Loss on settlement of convertible notes	7,954	10,558
Coupon interest expense	1,932	2,108
Total interest expense on convertible notes	24,439	21,745
Other interest expense	714	245
Total interest expense	$25,153	$21,990
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.92 years, 6.96 years, and 4.80 years for the 2028 Notes, 2027 Notes, and 2025 Notes, respectively.

(16) BUSINESS COMBINATIONS
Paradigm Diagnostics, Inc. and Viomics, Inc.
On March 3, 2020, the Company acquired all of the outstanding capital stock of Paradigm and Viomics, two related party companies of one another headquartered in Phoenix, Arizona, in transactions that are deemed to be a single business combination in accordance with ASC 805, Business Combinations, (“the Paradigm Acquisition”). Paradigm provides comprehensive genomic-based profiling tests that assist in the diagnosis and therapy recommendations for late-stage cancer. Viomics provides a platform for identification of biomarkers.
The Company entered into this acquisition to enhance its product portfolio in cancer diagnostics and to enhance its capabilities for biomarker identification.
The acquisition date fair value of the consideration to be transferred for Paradigm and Viomics was $40.5 million which consists of $32.2 million payable in shares of the Company’s common stock and $8.3 million which was settled through a cash payment. Of the $32.2 million to be settled through the issuance of common stock, $28.6 million was issued during the three months ended March 31, 2020, and the remaining $3.6 million, which was withheld and may become payable as additional merger consideration, is included in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2020. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

(In thousands)
Net operating assets	$6,133
Goodwill	29,695
Developed technology	7,800
Net operating liabilities	(3,123)
Total purchase price	$40,505

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of identifiable intangible assets has been determined using the income approach, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, weighted average cost of capital and tax rate.
Developed technology represents purchased technology that had reached technological feasibility and for which development had been completed as of the acquisition date. Fair value was determined using future discounted cash flows related to the projected income stream of the developed technology for a discrete projection period. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight-line basis over its estimated useful life of 15 years.
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the assembled workforce, and expected synergies. The total goodwill related to this acquisition is not deductible for tax purposes.
The Company agreed to issue to the previous investors in Viomics equity interests with an acquisition-date fair value of up to $8.4 million in Viomics, vesting over 4 years based on certain retention arrangements. Payment is contingent upon continued employment with the Company over the four year vesting period and is recognized as stock-based compensation expense in general and administrative expense in the consolidated statement of operations.
The partial year results from the operations of Paradigm and Viomics are included in the Company’s consolidated financial statements and not disclosed separately due to immateriality. Pro forma disclosures have not been included due to immateriality.
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
Refer to the Company’s 2019 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three months ended March 31, 2020, there were no material changes to the purchase price allocation.

(17) SEGMENT INFORMATION
Management determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services that focus on the early detection of cancer and analysis of the underlying biology of cancer, allowing healthcare providers and patients to make individualized treatment decisions. Management assessed the discrete financial information routinely reviewed by the Company's Chief Operating Decision Maker, its President and Chief Executive Officer, to monitor the Company's operating performance and support decisions regarding allocation of resources to its operations. Performance is continuously monitored at the consolidated level to timely identify deviations from expected results.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three months ended March 31,
(In thousands)	2020	2019
United States	$326,885	$162,043
Outside of United States	20,936	—
Total revenues	$347,821	$162,043
Long-lived assets located in countries outside of the United States are not significant.

(18) INCOME TAXES
The Company recorded an income tax benefit of $1.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, in continuing operations. The Company’s income tax benefit recorded during the three months ended March 31, 2020, is primarily related to future limitations on and expiration of certain Federal and State deferred tax assets. As a result of these limitations, the recording of a valuation allowance resulted in a deferred tax liability of approximately $27.6 million remaining as of March 31, 2020, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company’s income tax benefit recorded during the three months ended March 31, 2019, was primarily related to the intraperiod tax allocation rules that required the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $10.8 million and $10.2 million of unrecognized tax benefits at March 31, 2020 and December 31, 2019, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
Accrued interest and penalties related to unrecognized tax benefits are recognized as part of the Company’s income tax provision in its condensed consolidated statements of operations. The Company is subject to U.S. federal income tax examinations for the tax years 2001 through 2020, state income tax examinations for the tax years 2003 through 2020, and for the years 2014 through 2020 in foreign jurisdictions.
On March 27, 2020 the House passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. The Company does not expect the provisions of the legislation to have a significant impact on its effective tax rate or the income tax payable and deferred income tax positions.

(19) SUBSEQUENT EVENTS
On April 10, 2020, the Company received $23.7 million under the CARES Act, subject to the Company’s agreement to comply with the Department of Health & Human Services’ standard terms and conditions. If the Company accepts the standard terms and conditions the transaction will be recorded during the three months ending June 30, 2020.
The COVID-19 pandemic and related precautionary measures began to materially disrupt the Company’s business in March 2020 and may continue to disrupt the Company’s business for an unknown period of time. As a result, the Company anticipates significant impact to its 2020 operating results, including its revenues and margins, among other measures.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In order to minimize the adverse impacts to the business and operations thus far and anticipated for the remainder of 2020 due to the COVID-19 pandemic, the Company initiated proactive measures to achieve cost savings. Actions taken include the reduction of base pay for the chief executive officer to effectively zero, elimination of the Board of Directors annual cash retainer, reducing base salaries for the executive team, and reducing the quarterly sales commissions. The Company implemented a workforce reduction, involuntary furloughs, work schedule reductions, as well as a voluntary furlough program. Additionally, the Company is reducing its investments in marketing and other promotional activities, pausing certain clinical trial activities, reducing travel and professional services, and delaying or terminating certain capital projects. The Company also expect a reduction in certain volume based cost of goods sold expenses consistent with the reduction in revenue. These actions are expected to contribute to significant cost savings in 2020.
Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which COVID-19 will negatively impact its financial results or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, which has been filed with the SEC (the “2019 Form 10-K”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales, marketing and patient adherence efforts, expectations concerning payer reimbursement, and the anticipated results of our product development efforts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (COVID-19) pandemic, including its possible effects on our operations and the demand for our products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the success of our efforts to facilitate patient access to Cologuard via telehealth; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of the adoption, modification or repeal of any law, rule, order, interpretation or policy relating to the healthcare system, including without limitation as a result of any judicial, executive or legislative action; the effects of changes in pricing, coverage and reimbursement for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Society of Clinical Oncology, the American Cancer Society, and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships, such as through our Promotion Agreement with Pfizer, Inc., and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our combination with Genomic Health cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of Genomic Health’s operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; and the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2019 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
Our Cologuard Test
Colorectal cancer is the second leading cause of cancer deaths in the United States (“U.S.”) and the leading cause of cancer deaths in the U.S. among non-smokers. In 2020 in the U.S. there are projected to be approximately 148,000 new cases of colorectal cancer and 53,000 deaths from colorectal cancer. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.
Our Cologuard test is a non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Upon approval by the U.S. Food and Drug Administration (“FDA”) in August 2014, Cologuard became the first and only FDA-approved sDNA non-invasive colorectal cancer screening test. Cologuard is now indicated for average risk adults 45 years of age and older.
Our original premarket approval submission to the FDA for Cologuard included the results of our pivotal DeeP-C clinical trial that had over 10,000 patients enrolled at 90 sites in the U.S. and Canada. The results of our DeeP-C clinical trial for Cologuard were published in the New England Journal of Medicine in April 2014. The peer-reviewed study, “Multi-target Stool DNA Testing for Colorectal-Cancer Screening,” highlighted the performance of Cologuard in the trial population:
•Cancer Sensitivity: 92%
•Stage I and II Cancer Sensitivity: 94%
•High-Grade Dysplasia Sensitivity: 69%
•Specificity: 87%
Our Oncotype DX Tests
With our Oncotype IQ Genomic Intelligence Platform we are applying our world-class scientific and commercial expertise and infrastructure to lead the translation of clinical and genomic data into clinically actionable results for treatment planning throughout the cancer patient's journey, from diagnosis to treatment selection and monitoring. Our Oncotype IQ Genomic Intelligence Platform is currently comprised of our flagship line of Oncotype DX gene expression tests for breast, prostate and colon cancer, as well as Oncotype DX AR-V7 Nucleus Detect® test, a liquid-based test for advanced stage prostate cancer.
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

•Improved Health Economics of Cancer Care. We believe that improving the quality of treatment decisions can result in significant economic benefits. The results of a number of clinical studies have demonstrated that by using the Oncotype DX Breast Recurrence Score® test, physicians and patients can better evaluate treatment options, such as whether a patient will or will not benefit from chemotherapy. Patients are benefited when (1) those who aren’t likely to benefit from chemotherapy avoid it and the associated chemotoxicities and (2) those who are likely to benefit from chemotherapy receive it resulting in reduced incidence of distant recurrences. These better clinical outcomes increase survival rates and also save the patient as well as the healthcare system significant costs.
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
Inclusion of our products in guidelines and quality measures will be critical to our international success. The Oncotype DX breast cancer test is recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology and has been included in certain guidelines and recommendations in England, Germany and Japan. We have obtained coverage for our invasive breast cancer test outside of the U.S., including coverage for certain patients in Canada, France, Spain, Germany, Italy, Ireland, Israel, Saudi Arabia, Switzerland, and the United Kingdom. We expect that broadening coverage and reimbursement for our Oncotype DX tests outside of the United States will take years.
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
We are pursuing the following opportunities:
•Colon Cancer Screening. We are seeking opportunities to improve upon Cologuard’s performance characteristics. In October 2019, we and Mayo presented at the American College of Gastroenterology’s 2019 Annual Scientific Meeting findings from a blinded-case control study showing enhanced colorectal cancer and advanced adenoma detection using newly discovered methylation biomarkers and hemoglobin. To establish the performance of the novel multi-target stool DNA test, we recently launched the BLUE-C study, a multi-center, prospective study. We expect to enroll more than 10,000 patients 40 years of age and older in the BLUE-C study. The timing of any such enhancements to Cologuard is unknown and would be subject to FDA approval. We are also working to develop a blood-based screening test for colorectal cancer.

•Hepatocellular Carcinoma (“HCC”) Test Development. We are currently seeking to develop a blood-based biomarker test to serve as an alternative to ultrasound and alpha-fetoprotein (“AFP”) for use in HCC testing. HCC is the most common type of liver cancer. Our goal is to develop a patient-friendly test that performs better than the current standard of care. In November 2019, we released the results of a 443-patient study which demonstrated 80% sensitivity at 90% specificity with a novel combination of six blood-based biomarkers for HCC. The study also showed 71% sensitivity for early stage HCC at 90% specificity. The study compared performance to the AFP test, which demonstrated 45% sensitivity at 90% specificity for early stage HCC.
•In Vitro Device (“IVD”) Version of Oncotype DX Breast Cancer Test. We believe IVD versions of our  Oncotype DX products that can be performed locally may open up additional international opportunities. We are currently developing an IVD version of the Oncotype DX Breast Recurrence Score test and may explore additional IVD versions of our Oncotype DX tests.
•Development Studies for Oncotype DX Products. We may also conduct or fund clinical studies that could support additional opportunities for our products. For example, we may explore clinical studies to expand the use of genomic testing to address additional populations, including higher-risk patients.
Acquisitions
In March 2020, we completed the acquisition of all of the outstanding equity interests of Paradigm Diagnostics, Inc. (“Paradigm”) and Viomics, Inc. (“Viomics”), two privately held companies based in Phoenix, Arizona. Paradigm provides comprehensive genomic-based profiling tests that assist in the diagnosis and therapy recommendations for late-stage cancer. Viomics provides a platform for identification of biomarkers.
Coronavirus (“COVID-19”) Pandemic
The spread of COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel. Health systems, including in key markets where we operate, have been, or may be, overwhelmed with high volumes of patients suffering from COVID-19.
The pandemic and related precautionary measures began to materially disrupt our business in March 2020 and may continue to disrupt our business for an unknown period of time. As a result, we anticipate significant impact to our 2020 operating results, including our revenues and margins, among other measures.
Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely, suspending field-based, face-to-face interactions by our sales force, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. We may take additional measures, any of which could negatively affect our business. We are also providing COVID-19 testing. We have received a letter from the U.S. Food and Drug Administration (FDA) granting us Emergency Use Authorization for a nasal-swab based test for the detection of SARS-CoV-2, the virus that causes COVID-19.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive services. That decline has negatively impacted Cologuard test orders in our Screening business, notwithstanding the availability of alternative ordering channels such as telehealth. Additionally, patients have been completing tests at a lower rate. Cologuard test orders declined 63 percent year-over-year during the first 20 days of April 2020. We saw a slight recovery in the last 10 days of April 2020, with orders declining 47 percent year-over-year. We expect that Cologuard orders and revenues will be negatively impacted in the second quarter of 2020 and beyond.

After delivering strong results in the first quarter, the Precision Oncology business is also starting to see weakening underlying conditions because of COVID-19, more notably in the U.S. prostate business and in certain international geographies. We expect the widespread decrease in preventive services, such as mammograms and prostate cancer screenings, to negatively impact Precision Oncology test volumes in the coming months due to the typical lag between cancer screening and genomic test ordering.
Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.
2020 Priorities
As a result of COVID-19 and its impact to our business, we have re-prioritized our goals for 2020 with a focus on serving patients who continue to need the healthcare services we provide while aligning our cost structure with the anticipated lower sales volumes and revenues. Our top priorities for 2020 are (1) get people tested, (2) take care of our customers, and (3) preserve financial strength.
Get People Tested
Business continuity plans are in place at all of our sites to help sustain operations and ensure continuity of services for patients during this unprecedented time. Despite the COVID-19 pandemic, many people still need to be screened for colorectal cancer, and treated for breast, colon, and prostate cancers. Our lab facilities presently remain operational so that we can continue to process results of our Cologuard and Oncotype DX tests.
We are also providing COVID-19 testing after the FDA granted us Emergency Use Authorization for a nasal-swab based test for the detection of COVID-19.
Take Care of our Customers
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive services. We have taken steps to limit exposure to COVID-19 based on recommendations from government and health agencies, including suspending field-based, face-to-face interactions by our sales force. The sales team will serve healthcare providers via telephone and online technologies until it is safe to return to the field.
Preserve Financial Strength
In order to minimize the adverse impacts to our business and operations thus far and anticipated for the remainder of 2020 due to the COVID-19 pandemic, we have initiated proactive measures to achieve cost savings. Actions we have taken include the reduction of base pay for our chief executive officer to effectively zero, elimination of the Board of Directors annual cash retainer, reducing base salaries for our executive team, and reducing the quarterly sales commissions. We implemented a workforce reduction, involuntary furloughs, work schedule reductions, as well as a voluntary furlough program. Additionally, we are reducing our investments in marketing and other promotional activities, pausing certain clinical trial activities, reducing travel and professional services, and delaying or terminating certain capital projects. We also expect a reduction in certain volume based cost of goods sold expenses consistent with the reduction in revenue. We estimate that these items will contribute over $400.0 million of cost savings in 2020, with the majority in reduced operating expense. If we see a faster-than-expected recovery from COVID-19 and re-acceleration of growth, cost savings may be materially lower, as we would invest to support that growth.
Results of Operations
We have generated significant losses since inception and, as of March 31, 2020, we had an accumulated deficit of approximately $1.2 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability. As mentioned in further detail above, we expect the recent outbreak of COVID-19 will have an adverse impact on our operations in 2020.

Revenue. Our revenue is primarily generated by our laboratory testing services, from our Cologuard and Oncotype DX tests. For the three months ended March 31, 2020 and 2019, we generated Screening revenue of $219.5 million and $162.0 million, respectively. Screening includes laboratory service revenue from Cologuard and revenue from Biomatrica products. The increase in revenue was primarily due to an increase in completed Cologuard tests during the current period. For the three months ended March 31, 2020, we generated Precision Oncology revenue of $128.4 million. Precision Oncology includes laboratory service revenue from global Oncotype DX and Paradigm products. For the three months ended March 31, 2020, the Company’s revenue was adversely impacted by the COVID-19 outbreak as further discussed above.
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
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales increased to $81.6 million for the three months ended March 31, 2020 from $42.8 million for the three months ended March 31, 2019. The increase in cost of sales is primarily due to the increases in completed Cologuard tests and due to the completion of the combination with Genomic Health in November 2019.

	Three Months Ended March 31,
Amounts in millions	2020	2019	Change
Production costs	$44.1	$30.3	$13.8
Personnel expenses	22.3	8.0	14.3
Facility and support services	12.4	3.3	9.1
Stock-based compensation	2.5	1.1	1.4
Other cost of sales expenses	0.3	0.1	0.2
Total cost of sales expense	$81.6	$42.8	$38.8
Research and development expenses. Research and development expenses increased to $43.5 million for the three months ended March 31, 2020 compared to $31.8 million for the three months ended March 31, 2019. The increase in research and development expenses was primarily due to an increase in personnel costs due to increased headcount from the combination with Genomic Health in November 2019.

	Three Months Ended March 31,
Amounts in millions	2020	2019	Change
Direct research and development	$18.3	$18.6	$(0.3)
Personnel expenses	16.4	8.4	8.0
Stock-based compensation	3.9	2.7	1.2
Facility and support services	2.9	0.9	2.0
Professional fees	1.1	0.9	0.2
Other research and development	0.9	0.3	0.6
Total research and development expenses	$43.5	$31.8	$11.7

General and administrative expenses. General and administrative expenses increased to $114.0 million for the three months ended March 31, 2020 compared to $63.8 million for the three months ended March 31, 2019. The increase in general and administrative expenses was primarily to support the overall growth of the Company and due to the completion of the combination with Genomic Health in November 2019.

	Three Months Ended March 31,
Amounts in millions	2020	2019	Change
Personnel expenses	$53.2	$30.0	$23.2
Professional and legal fees	21.8	9.1	12.7
Facility and support services	15.4	13.0	2.4
Stock-based compensation	14.5	8.2	6.3
Other general and administrative	9.1	3.5	5.6
Total general and administrative expenses	$114.0	$63.8	$50.2
Sales and marketing expenses. Sales and marketing expenses increased to $167.7 million for the three months ended March 31, 2020 compared to $90.9 million for the three months ended March 31, 2019. The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel including the Precision Oncology team from the completion of the Genomic Health combination in November 2019, increasing our advertising and patient marketing efforts for our tests, and expenses incurred related to our Promotion Agreement with Pfizer as further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report.

	Three Months Ended March 31,
Amounts in millions	2020	2019	Change
Personnel expenses	$81.0	$36.4	$44.6
Direct marketing costs and professional fees	33.4	22.1	11.3
Professional and legal fees	32.1	27.4	4.7
Other sales and marketing expenses	12.5	0.8	11.7
Stock-based compensation	8.7	4.2	4.5
Total sales and marketing expenses	$167.7	$90.9	$76.8
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $23.3 million for the three months ended March 31, 2020 compared to $0.8 million for the three months ended March 31, 2019. The increase in amortization of acquired intangible assets was primarily due to the Genomic Health combination.
Investment income, net. Investment income, net decreased to $0.1 million for the three months ended March 31, 2020 compared to $6.7 million for the three months ended March 31, 2019. The decrease in investment income, net was due to a decrease in realized gains generated from the sale of marketable securities and a decrease in the average rate of return on investments due to an decrease in market interest rates and a lower average balance in marketable securities for the three months ended March 31, 2020 when compared to the same period in 2019.

Interest expense. Interest expense increased to $25.2 million for the three months ended March 31, 2020 compared to $22.0 million for the three months ended March 31, 2019. The increase is primarily due to the issuance of additional convertible notes in March 2020 as further described in Note 15 of our condensed consolidated financial statements included in this Quarterly Report, which was partially offset by lower interest rates on the convertible notes issued in March 2020. Interest expense recorded from our outstanding convertible notes totaled $16.5 million and $11.2 million during the three months ended March 31, 2020 and 2019, respectively. In addition to the $16.5 million in interest expense recorded on outstanding convertible notes, an additional $8.0 million and $10.6 million was recorded during the three months ended March 31, 2020 and 2019, respectively, as a result of the settlement of convertible notes, as further described in Note 15 of our condensed consolidated financial statements included in this Quarterly Report. Of the $16.5 million and $11.2 million in interest expense recorded on outstanding convertible notes, $14.6 million and $9.1 million of interest expense relates to amortization of debt discount and debt issuance costs for the three months ended March 31, 2020 and 2019, respectively. The remaining $2.6 million and $2.4 million of interest expense for the three months ended March 31, 2020 and 2019, respectively, relates to the stated interest that was paid in cash during the years on our outstanding convertible notes and construction loan.
Income tax benefit. Income tax benefit increased to $1.7 million for the three months ended March 31, 2020 compared to a benefit of $0.5 million for the three months ended March 31, 2019. This increase in income tax benefit is primarily due to future limitations on and expiration of certain Federal and State deferred tax assets.
Liquidity and Capital Resources
We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of the Cologuard, and since the completion of our Genomic Health combination, of Oncotype DX tests. As of March 31, 2020, we had approximately $701.1 million in unrestricted cash and cash equivalents and approximately $530.1 million in marketable securities.
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
Net cash used in operating activities was $49.8 million for the three months ended March 31, 2020 compared to $74.2 million for the three months ended March 31, 2019. The principal use of cash in operating activities for the three months ended March 31, 2020 and 2019 was to fund our net loss.
Net cash used in investing activities was $405.8 million for the three months ended March 31, 2020 compared to $41.2 million for the three months ended March 31, 2019. The increase in cash used in investing activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily the result of the timing of purchases, sales, and maturities of marketable securities. Excluding the impact of purchases, sales, and maturities of marketable securities, net cash used in investing activities was $19.8 million for the three months ended March 31, 2020 compared to $10.8 million for the three months ended March 31, 2019. Cash use consisted primarily of purchases of property and equipment of $12.7 million and $10.7 million for the three months ended March 31, 2020 and 2019, respectively, and an acquisition of $6.8 million. There were also minimal purchases of intangible assets during the three months ended March 31, 2020 and 2019.
Net cash provided by financing activities was $979.5 million for the three months ended March 31, 2020 compared to $240.1 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received net cash of $1,125.5 million from the issuance of Convertible Notes with a maturity date of March 1, 2028 (the “2028 Notes”), and we used $150.1 million of cash to settle Convertible Notes with an original maturity date of January 15, 2025 (the “2025 Notes”). The cash provided by financing activities for the three months ended March 31, 2019 was primarily the result of proceeds of $729.5 million from our issuance of Convertible Notes with a maturity date of March 15, 2027 (the “2027 Notes”, and, collectively with the 2025 Notes and 2028 Notes, the “Notes”), and we used $493.4 million of cash to settle a portion of the 2025 Notes. In addition, during the three months ended March 31, 2020 we received proceeds of $4.3 million from the exercise of stock options.

We expect that cash and cash equivalents and marketable securities on hand at March 31, 2020 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and Oncotype DX and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.
The spread of COVID-19 and measures to prevent further spread, have significantly disrupted our business, and may continue to disrupt our business for an unknown period of time. The full impact of the outbreak is uncertain at this time and continues to evolve globally. We do not yet know the extent to which COVID-19 will negatively impact our financial results or liquidity. The outbreak has already disrupted our operations, as well as the operations and behaviors of healthcare providers, patients and suppliers. To the extent that healthcare providers, patients and suppliers continue to be adversely impacted by the pandemic, we could see a material interruption our operations and liquidity. Management continues to monitor and assess the evolving developments with respect to COVID-19.
A table reflecting certain of our specified contractual obligations as of December 31, 2019 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2019 Form 10-K. During the three months ended March 31, 2020, we issued $1,150.0 million in aggregate principal amount of 0.375% Convertible Notes that will mature on March 1, 2028. The holders of the Notes may convert prior to September 1, 2027 only under certain circumstances and may convert at any time after September 1, 2027. The Notes accrue interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. Of the cash received upon issuance of the 2028 Notes, approximately $150.1 million was used to repay a portion of the outstanding principal balance and accrued interest of the 2025 Notes held by certain Noteholders. Upon repayment of such portion of the outstanding principal balance of the 2025 Notes, there was $315.0 million in aggregate principal balance remaining under the 2025 Notes. See Note 15 of the condensed consolidated financial statements included in this Quarterly Report for further details. With the exception of this item, there were no material changes outside the ordinary course of our business in our specified contractual obligations during the three months ended March 31, 2020.
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
Our significant accounting policies are more fully described in Note 1 of our financial statements included in our 2019 Form 10-K, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations on our 2019 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the three months ended March 31, 2020.
Revenue Recognition. We recognize revenue on the release of a test result to an ordering healthcare provider for tests performed based on our estimate of the amount that we will ultimately collect at the time the release is complete. The amount of revenue we recognize is based on the established billing rates less contractual and other adjustments, which yields the constrained amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis, using historical collections, established reimbursement rates and other adjustments. The expected amount is typically lower than, if applicable, the agreed-

upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers and claim denials. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted. Finally, should we later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.
Convertible Notes. We account for convertible debt instruments that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. In February 2020 we issued the 2028 Notes of $1,150.0 million in aggregate principal amount of 0.375% Convertible Notes with a maturity date of March 1, 2028. As part of that issuance, we settled approximately $100.0 million in outstanding 2025 Notes. We determined the carrying amount of the liability component of the 2028 Notes by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.
For the February 2020 offering, we allocated $346.6 million, net of tax, to the equity component of the convertible debt instrument. That equity component is treated as a discount on the liability component of the Notes, which is amortized over the eight-year term of the 2028 Notes using the effective interest rate method. In addition, debt issuance costs related to the 2028 Notes was $24.4 million. We allocated the costs to the liability and equity components of the 2028 Notes based on their relative values. The debt issuance costs allocated to the liability component are being amortized over the life of the 2028 Notes as additional non-cash interest expense. The transaction costs allocated to the equity component are netted with the equity component of the convertible debt instrument in stockholders’ equity.
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
In March 2020, we recognized goodwill of $29.7 million from the acquisitions of Paradigm and Viomics. We evaluate goodwill impairment on an annual basis or more frequently should an event or change in circumstance occur that indicates that the carrying amount is in excess of the fair value. There were no impairment losses for the periods ended March 31, 2020 and December 31, 2019. Refer to Note 5 and Note 16 of the condensed consolidated financial statements included in this Quarterly Report for further discussion of the goodwill recorded.
Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of March 31, 2020 and December 31, 2019 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
Prior to 2019, the functional currency for each of our international subsidiaries was its local currency. For 2019 our international subsidiaries use the U.S. dollar as the functional currency, resulting in us not being subject to gains and losses from foreign currency translation of the subsidiary financial statements. In September 2017, Genomic Health (now a wholly owned subsidiary) started entering into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2020, we had open foreign currency forward contracts with notional amounts of $14.3 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In November 2019, the Company acquired all of the outstanding capital stock of Genomic Health (see Note 16 to the accompanying consolidated financial statements for additional information). As of March 31, 2020, management is in the process of evaluating and integrating the internal controls of Genomic Health into the Company’s existing operations. Other than the controls enhanced or implemented to integrate the Genomic Health business, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties.
The United States Department of Justice (“DOJ”) is investigating Genomic Health’s compliance with the Medicare Date of Service billing regulation. In March 2017, Genomic Health received a civil investigative demand (“CID”) from the U.S. Attorney’s Office for the Eastern District of New York in connection with this matter and has produced specific documents in response to the CID. In July 2019 and January 2020, Genomic Health received additional subpoenas from the DOJ related to this inquiry and we are cooperating with those requests. An adverse outcome could include our being required to pay treble damages, incur civil and criminal penalties, paying attorney’s fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2019 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2019 Form 10-K and in subsequently filed Quarterly Reports on Form 10-Q.
The recent COVID-19 or coronavirus outbreak has and may further materially and adversely affect our business and financial results.
The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, together with related precautionary measures, began to materially disrupt our business in March 2020 and may continue to disrupt our business for an unknown period of time. As a result, we anticipate significant impact to our 2020 operating results, including our revenues, margins, and cash utilization, among other measures.
Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely, suspending field-based, face-to-face interactions by our sales force, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. Our commercial partner for Cologuard, Pfizer, Inc. (“Pfizer”) has taken similar precautions, including suspending face-to-face interactions between sales representatives and healthcare providers. We may take additional measures, any of which could negatively affect our business.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive services. That decline has negatively impacted Cologuard test orders in our Screening business, notwithstanding the availability of alternative ordering channels such as telehealth. We expect that Cologuard orders and revenues will be negatively impacted in the second quarter of 2020 and beyond then.
Our Precision Oncology business is also starting to see weakening underlying conditions because of COVID-19, more notably in the U.S. prostate business and in certain international geographies. We expect the widespread decrease in preventive services, such as mammograms and prostate cancer screenings, to negatively impact Precision Oncology test volumes in the coming months due to the typical lag between cancer screening and genomic test ordering.

The COVID-19 pandemic has materially impacted our business, and may continue to impact our business for an unknown period of time. Such impacts may include the following:
•Both our and Pfizer’s sales teams have been, and for an extended period of time may continue to be, prevented from interacting with healthcare providers, and therefore, also prevented from engaging in various types of healthcare provider education activities as contemplated by our and Pfizer’s Cologuard promotion agreement;
•We and Pfizer may not be able to perform healthcare provider education and other activities contemplated by the promotion agreement and therefore may not realize the expected benefits from the promotion agreement. Before the pandemic, we were already discussing potential modifications of the promotion agreement with Pfizer, and those discussions have continued and have been affected by the pandemic. Any failure to conclude those negotiations in a manner satisfactory to us and to Pfizer could, among other things, have an adverse impact on our relationship with Pfizer or result in either party electing to terminate the agreement early;
•Healthcare providers or patients have canceled, and for an extended period of time may continue to cancel, non-emergency appointments and procedures, contributing to a decline in orders for our products or services;
•Restrictions on travel, commerce and shipping may prevent patients and pathologists from shipping samples to our clinical laboratories;
•Illnesses, quarantines, financial hardships, restrictions on travel, commerce and shipping, or other consequences of the pandemic, may disrupt our supply chain or other business relationships, and we or other parties may assert rights under force majeure clauses to excuse performance;
•We have experienced, and for an extended period of time may continue to experience, reduced volumes at our clinical laboratories and we may need to suspend operations at some or all of our clinical laboratories;
•We have taken, and may take additional, cost cutting measures, which may hinder our efforts to commercialize our products or delay the development of future products and services. We might not realize all of the cost savings we expect to achieve as a result of those efforts;
•We and our partners have postponed or cancelled clinical studies, which may delay or prevent our launch of future products and services;
•Our workforce, much of which has been asked to work remotely in an effort to reduce the spread of COVID-19, may be infected by the virus or otherwise distracted; and
•A combination of factors, including infection from the virus, supply shortfalls, and inability to obtain or maintain equipment, could adversely affect our lab capacity and our ability to meet the demand for our testing services.
Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of the outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.
Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of most publicly traded companies, including Exact Sciences. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.
We currently offer COVID-19 testing, but there can be no assurance that we will be able to successfully offer, perform or generate revenues from the test.
In late March 2020, we began providing COVID-19 testing. We have received a letter from the U.S. Food and Drug Administration (FDA) granting us Emergency Use Authorization for a nasal-swab based test for the detection of SARS-CoV-2, the virus that causes COVID-19.

While we have entered into a limited number of contracts to provide COVID-19 testing and expect to pursue additional contracts, there can be no assurance that our efforts to offer and perform COVID-19 testing will be successful. The success of our test and our ability to generate revenues from COVID-19 testing will depend on a variety of factors, including:
•the level of demand for COVID-19 testing, and the length of time for which that demand persists;
•the availability of COVID-19 testing, from other laboratories;
•acceptance of our COVID-19 testing in the medical community;
•the emergence of other forms of COVID-19 testing (including antibody screening tests) and other collection methods, which healthcare providers and patients may prefer to our test;
•the period of time for which the FDA will permit us to offer COVID-19 testing under an Emergency Use Authorization;
•our ability to maintain regulatory approvals to perform and market COVID-19 testing and to respond to any changes in regulatory requirements;
•the potential for supply disruptions and our reliance on certain single-source suppliers;
•the potential for disruption in the delivery of patient samples to our laboratories;
•the capacity of our laboratories to satisfy both COVID-19 testing and other testing demands;
•the complexity of billing for, and collecting revenue for, our test;
•healthcare provider and patient compliance with instructions for performing the nasal swab and providing samples to our laboratories;
•our ability to maintain laboratory operations during the COVID-19 pandemic and to perform the test accurately and punctually; and
•the ease of use of our ordering and reporting process.
Additionally, we have previously only offered cancer screening and diagnostic tests. The addition of COVID-19 testing may divert resources and distract management’s attention from other projects that may be more profitable or strategic. If we are unable to successfully provide COVID-19 testing while continuing to operate our existing screening and precision oncology business, our results of operations, financial position and reputation may suffer.
Our indebtedness could adversely affect our business, financial condition and results of operations and we may not be able to meet our payment obligations under such indebtedness.
As March 31, 2020, we had outstanding $2.2 billion of convertible notes and a $24.7 million construction loan. This level of debt could have significant consequences on our future operations, including:
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
Our ability to meet our payment and other obligations under the convertible notes depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under the convertible notes and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the convertible notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. Our ability to implement one of these alternatives will depend on the capital markets, economic conditions, and our financial condition at such time. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the convertible notes, and such a default could cause us to be in default on any other currently existing or future outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 3, 2020, we completed the acquisitions of Paradigm and Viomics. As part of the purchase price, we issued to certain of the selling stockholders of Paradigm an aggregate of 381,047 shares of common stock as initial merger consideration for their ownership in Paradigm. In addition, we withheld 45,338 shares of common stock payable as additional merger consideration to such selling stockholders of Paradigm, after giving effect to certain reductions, on June 3, 2021. In addition, we withheld 107,388 shares of common stock which may become payable as additional merger consideration to certain of the selling stockholders of Viomics, after giving effect to certain reductions, in four equal installments on the first, second, third and fourth anniversaries of the closing of the Viomics acquisition.
We believe that the offer and sale of the securities referenced above were exempt from registration under the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. Use of this exemption is based on the following facts:
•Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.
•At the time of the acquisitions, the selling stockholders were accredited investors, as defined in Rule 501(a) of the Securities Act.
•The selling stockholders have had access to information regarding the Company and are knowledgeable about us and our business affairs.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		DEF 14A (Appendix B)	6/20/2014	001-35092

3.3	Fourth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/31/2020	001-35092

4.2	Third Supplemental Indenture, dated February 27, 2020, between the Company and U.S. Bank National Association, as Trustee (including the form of 0.3750% Convertible Senior Notes due 2028).		8-K (Exhibit 4.2)	2/27/2020	001-35092

10.1*	Severance and Release of Claims Agreement, dated as of February 3, 2020, by and between G. Bradley Cole and Genomic Health, Inc.	X

10.2*	The Registrant’s Non-Employee Director Compensation Policy, dated January 28, 2020	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2019 filed on October 29, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements	X

104	The cover page from our Quarterly Report for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 29, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)	X
______________
*Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 6, 2020	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer (Principal Financial and Accounting Officer)