Form 10-Q
period 2020-06-30
EXACT SCIENCES CORP
filed 2020-07-31
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-35092
EXACT SCIENCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	02-0478229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5505 Endeavor Lane, Madison WI	53719
(Address of principal executive offices)	(Zip Code)
(608) 535-8815 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	EXAS	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2020, the registrant had 150,167,320 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$703,926	$177,254
Marketable securities	518,731	146,401
Accounts receivable, net	163,608	130,667
Inventory	82,215	61,724
Prepaid expenses and other current assets	36,378	40,913
Total current assets	1,504,858	556,959
Long-term Assets:
Property, plant and equipment, net	463,437	455,325
Operating lease right-of-use assets	132,751	126,444
Goodwill	1,237,672	1,203,197
Intangible assets, net	1,105,115	1,143,550
Other long-term assets, net	23,902	20,293
Total assets	$4,467,735	$3,505,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,998	$25,973
Accrued liabilities	139,505	193,329
Operating lease liabilities, current portion	9,871	7,891
Debt, current portion	1,319	834
Other current liabilities	40,581	8,467
Total current liabilities	222,274	236,494
Long-term Liabilities:
Convertible notes, net	1,534,383	803,605
Long-term debt, less current portion	22,944	24,032
Other long-term liabilities	50,311	34,911
Operating lease liabilities, less current portion	126,630	118,665
Total liabilities	1,956,542	1,217,707
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value Authorized—200,000,000 shares issued and outstanding—149,980,798 and 147,625,696 shares at June 30, 2020 and December 31, 2019	1,501	1,477
Additional paid-in capital	3,819,798	3,406,440
Accumulated other comprehensive income (loss)	1,489	(100)
Accumulated deficit	(1,311,595)	(1,119,756)
Total stockholders’ equity	2,511,193	2,288,061
Total liabilities and stockholders’ equity	$4,467,735	$3,505,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$268,868	$199,870	$616,689	$361,913

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	77,892	51,139	159,498	93,966
Research and development	32,673	29,972	76,182	61,757
Sales and marketing	118,862	88,190	286,611	179,129
General and administrative	106,685	63,723	220,676	127,529
Amortization of acquired intangible assets	23,430	748	46,769	1,508
Total operating expenses	359,542	233,772	789,736	463,889

Other operating income	23,665	—	23,665	—
Loss from operations	(67,009)	(33,902)	(149,382)	(101,976)

Other income (expense)
Investment income, net	2,912	7,669	3,009	14,324
Interest expense	(22,912)	(12,712)	(48,065)	(34,702)
Total other income (expense)	(20,000)	(5,043)	(45,056)	(20,378)

Net loss before tax	(87,009)	(38,945)	(194,438)	(122,354)

Income tax benefit	867	443	2,599	913

Net loss	$(86,142)	$(38,502)	$(191,839)	$(121,441)

Net loss per share—basic and diluted	$(0.58)	$(0.30)	$(1.29)	$(0.95)

Weighted average common shares outstanding—basic and diluted	149,727	129,182	148,938	127,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(86,142)	$(38,502)	$(191,839)	$(121,441)
Other comprehensive loss, before tax:
Unrealized gain on available-for-sale investments	3,206	1,952	1,564	4,128
Foreign currency adjustment	—	—	25	—
Comprehensive loss, before tax	(82,936)	(36,550)	(190,250)	(117,313)
Income tax expense related to items of other comprehensive loss	—	(464)	—	(984)
Comprehensive loss, net of tax	$(82,936)	$(37,014)	$(190,250)	$(118,297)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2020	147,625,696	$1,477	$3,406,440	$(100)	$(1,119,756)	$2,288,061
Equity component of convertible notes, net of tax and issuance costs	—	—	346,641	—	—	346,641
Settlement of convertible notes, net of tax	—	—	(64,199)	—	—	(64,199)
Exercise of common stock options	160,286	2	4,298	—	—	4,300
Issuance of common stock to fund the Company’s 2019 401(k) match	136,559	1	12,006	—	—	12,007
Compensation expense related to issuance of stock options and restricted stock awards	1,141,376	11	29,549	—	—	29,560
Issuance of common stock for business combinations	382,947	4	28,593	—	—	28,597
Net loss	—	—	—	—	(105,697)	(105,697)
Accumulated other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Balance, March 31, 2020	149,446,864	$1,495	$3,763,328	$(1,717)	$(1,225,453)	$2,537,653
Exercise of common stock options	208,434	2	6,636	—	—	6,638
Compensation expense related to issuance of stock options and restricted stock awards	157,579	2	40,037	—	—	40,039
Purchase of employee stock purchase plan shares	167,921	2	9,797	—	—	9,799
Net loss	—	—	—	—	(86,142)	(86,142)
Accumulated other comprehensive income	—	—	—	3,206	—	3,206
Balance, June 30, 2020	149,980,798	$1,501	$3,819,798	$1,489	$(1,311,595)	$2,511,193
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2019	123,192,540	$1,232	$1,716,894	$(1,422)	$(1,035,763)	$680,941
Equity component of convertible notes, net of tax and issuance costs	—	—	268,390	—	—	268,390
Shares issued to settle convertible notes	2,158,991	22	182,413	—	—	182,435
Settlement of convertible notes	—	—	(300,768)	—	—	(300,768)
Exercise of common stock options	235,278	2	3,648	—	—	3,650
Issuance of common stock to fund the Company’s 2018 401(k) match	86,532	1	7,408	—	—	7,409
Compensation expense related to issuance of stock options and restricted stock awards	3,410,481	35	16,131	—	—	16,166
Net loss	—	—	—	—	(82,939)	(82,939)
Accumulated other comprehensive income	—	—	—	1,656	—	1,656
Balance, March 31, 2019	129,083,822	$1,292	$1,894,116	$234	$(1,118,702)	$776,940
Equity component of convertible notes, net of issuance costs	—	—	(22)	—	—	(22)
Exercise of common stock options	78,793	1	1,347	—	—	1,348
Compensation expense related to issuance of stock options and restricted stock awards	104,845	1	20,142	—	—	20,143
Purchase of employee stock purchase plan shares	93,588	1	4,136	—	—	4,137
Net loss	—	—	—	—	(38,502)	(38,502)
Accumulated other comprehensive income	—	—	—	1,488	—	1,488
Balance, June 30, 2019	129,361,048	$1,295	$1,919,719	$1,722	$(1,157,204)	$765,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(191,839)	$(121,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,632	13,507
Loss on disposal of property, plant and equipment	650	211
Unrealized loss on revaluation of marketable equity securities	333	—
Deferred tax benefit	(3,222)	(984)
Stock-based compensation	69,599	36,309
Loss on settlement of convertible notes	7,954	10,558
Amortization of convertible note debt discount and issuance costs	34,638	19,798
Amortization of deferred financing costs and other liabilities	(2,505)	(847)
Amortization of premium on short-term investments	503	(2,580)
Amortization of acquired intangible assets	46,769	1,508
Non-cash lease expense	6,860	1,762
Changes in assets and liabilities:
Accounts receivable, net	(30,644)	(18,574)
Inventory, net	(20,260)	(8,633)
Operating lease liabilities	(4,997)	(1,607)
Accounts payable and accrued liabilities	(47,587)	25,725
Other assets and liabilities	43,419	(11,920)
Net cash used in operating activities	(56,697)	(57,208)
Cash flows from investing activities:
Purchases of marketable securities	(640,085)	(511,587)
Maturities and sales of marketable securities	268,483	447,674
Purchases of property, plant and equipment	(33,455)	(79,448)
Business combination, net of cash acquired	(6,654)	—
Other investing activities	(516)	(380)
Net cash used in investing activities	(412,227)	(143,741)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	1,125,547	729,479
Proceeds from exercise of common stock options	10,938	4,998
Proceeds in connection with the Company’s employee stock purchase plan	9,799	4,137
Payments on settlement of convertible notes	(150,054)	(493,356)
Other financing activities	(626)	319
Net cash provided by financing activities	995,604	245,577
Net increase in cash, cash equivalents and restricted cash	526,680	44,628
Cash, cash equivalents and restricted cash, beginning of period	177,528	160,430
Cash, cash equivalents and restricted cash, end of period	$704,208	$205,058

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$8,684	$24,402
Unrealized gain on available-for-sale investments, before tax	$1,564	$4,128
Issuance of 136,559 and 86,532 shares of common stock to fund the Company’s 401(k) matching contribution for 2019 and 2018, respectively	$12,007	$7,409
Issuance of 2,158,991 shares of common stock upon settlement of convertible notes	$—	$182,435
Retirement of equity component of convertible notes settled	$(64,199)	$(300,768)
Issuance of 382,947 shares for business combination	$28,597	$—
Supplemental disclosure of cash flow information:
Interest paid	$3,908	$1,216
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

The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to enact broad precautionary measures, including “stay-at-home” orders, restrictions on the performance of “non-essential” services, public gatherings and travel. Health systems, including key markets where the Company operates, have been, or may be, overwhelmed with high volumes of patients suffering from COVID-19.

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of the filing of this Quarterly Report

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, equity investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which COVID-19 will negatively impact its financial results or liquidity.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
In April 2020, the Company received $23.7 million from the United States Department of Health and Human Services (“HHS”) as a distribution from the Public Health and Social Services Emergency Fund provided for in the CARES Act. The fund payments are grants, not loans, and HHS will not require repayment provided the funds are utilized to offset expenses incurred to address COVID-19 or to replace lost revenues. The Company accepted the terms and conditions of the grant in May 2020 and recognized the entire $23.7 million during the three months ended June 30, 2020, due to lost revenue attributable to COVID-19, which is reflected in other operating income in the condensed consolidated statement of operations. The Company cannot predict the extent to which the Company will receive any additional funds to be paid out under the Provider Relief Fund, and to what extent the financial impact of receiving such funds would do to effectively offset the broad implications of the COVID-19 pandemic which include increases in the Company’s costs and lost revenues.

Cash and Cash Equivalents
The Company considers cash on hand, demand deposits in bank, money market funds, and all highly liquid investments with an original maturity of 90 days or less to be cash and cash equivalents.
Marketable Securities
Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value. The unrealized gains and losses, net of tax, on the Company’s debt securities are reported in other comprehensive income. Marketable equity securities are measured at fair value and the unrealized gains and losses, net of tax, are recognized in other income (expense) in the condensed consolidated statements of operations. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the straight-line method. Such amortization is included in investment income, net. Realized gains and losses and declines in value as a result of credit losses on available-for-sale securities are included in the condensed consolidated statements of operations as investment income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in the condensed consolidated statements of operations as investment income, net.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Allowance for Doubtful Accounts
The Company estimates an allowance for doubtful accounts against accounts receivable using historical collection trends, aging of accounts, current and future implications surrounding the ability to collect such as economic conditions, and regulatory changes. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events or other substantive evidence indicate that expected collections will be less than applicable accrual rates. At June 30, 2020 and December 31, 2019 the allowance for doubtful accounts recorded was not material to the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2020 and 2019, there was an immaterial amount of bad debt expense written off against the allowance and charged to operating expense.
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
Inventory consisted of the following:

(In thousands)	June 30, 2020	December 31, 2019
Raw materials	$35,713	$24,958
Semi-finished and finished goods	46,502	36,766
Total inventory	$82,215	$61,724
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
Derivative Financial Instruments
The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts are included in prepaid expenses and other current assets or in accrued liabilities in the condensed consolidated balance sheets, depending on the contracts’ net position. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense) in the condensed consolidated statements of operations. There were no gains or losses recorded for the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, the Company had open foreign currency forward contracts with notional amounts of $16.0 million and $17.9 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was zero at June 30, 2020 and December 31, 2019.
Intangible Assets
Purchased intangible assets are recorded at fair value. The Company uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants.
Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the three and six months ended June 30, 2020 and 2019 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Goodwill
The Company evaluates goodwill for possible impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company's business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value.
Impairment of Long-Lived Assets
The Company evaluates the fair value of long-lived assets, which include property, plant and equipment, intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses for the periods ended June 30, 2020 and December 31, 2019.
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
Convertible Notes
The Company accounts for convertible notes that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects the Company’s nonconvertible debt borrowing rate. The Company determines the carrying amount of the liability component of the convertible notes by using assumptions that market participants would use in pricing a debt instrument, including

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.
Leases
The Company acts as lessee in its lease agreements, which includes operating leases for corporate offices, laboratory space, warehouse space, vehicles and certain laboratory and office equipment. The Company also has finance leases for certain equipment, which are not material to the Company’s condensed consolidated financial statements.
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
The Company accounts for leases acquired in business combinations by measuring the lease liability at the present value of the remaining lease payments as if the acquired lease were a new lease for the Company. This measurement includes recognition of a lease intangible for any below-market terms present in the leases acquired. The below-market lease intangible is included in the ROU asset on the condensed consolidated balance sheets and are amortized over the remaining lease term. The Company has not acquired any leases with above-market terms.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2020	2019
Shares issuable upon exercise of stock options	2,575	2,387
Shares issuable upon the release of restricted stock awards	4,662	4,123
Shares issuable upon conversion of convertible notes	20,309	12,197
	27,546	18,707
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
Revenue Recognition
Revenues are recognized when control of the promised services are transferred to the patient’s healthcare provider, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. To determine revenue recognition for the arrangements that the Company determines are within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2 for further discussion.
Foreign Currency Transactions
Prior to 2019, the Company’s international subsidiaries’ functional currency was the local currency and assets and liabilities were translated into U.S. dollars at the period-end exchange rate or historical rates, as appropriate. Condensed consolidated statements of operations were translated at average exchange rates for the period, and the cumulative translation adjustments resulting from changes in exchange rates were included in the Company’s condensed consolidated balance sheet as a component of additional paid-in capital. In 2019 and 2020 the Company’s international subsidiaries use the U.S. dollar as the functional currency, resulting in the Company not being subject to gains and losses from foreign currency translation of the subsidiary financial statements. The Company recognizes gains and losses from foreign currency transactions in the condensed consolidated statements of operations. Net foreign currency transaction gains or losses were not material to the condensed consolidated statements of operations for the periods presented.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles –Goodwill and Other –Internal-Use Software(Subtopic 350-40). The update provided guidance for evaluating the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The guidance was adopted on a prospective basis, beginning on January 1, 2020 and it did not have a material impact on the Company's condensed consolidated financial statements.
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The update simplifies the accounting for income taxes through removing exceptions related to certain intraperiod allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for interim and annual periods in 2021, however early adoption is permitted. The guidance was early adopted on January 1, 2020 and did not have a material impact on the Company’s condensed consolidated financial statements.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype DX, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.
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
Contracts
The Company’s customer is primarily the patient, but the Company does not enter into a formal reimbursement contract with a patient. Accordingly, the Company establishes a contract with a patient in accordance with other customary business practices. However, under some Laboratory Service Agreements (“LSA”s) the Company contracts with a direct bill payer who then becomes the Company’s customer in these situations.
•Approval of a contract is established via the order submitted by the patient’s healthcare provider and the receipt of a sample in the laboratory.
•The Company is obligated to perform its laboratory services upon acceptance of a sample, and the patient and/or applicable payer are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.
•Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between the Company and payers. However, when an order is received for a patient with no active insurance or insurance that does not cover our testing services, the Company requires payment from the patient prior to the commencement of the Company’s performance obligations.
•Once the Company releases a patient’s test result to the ordering healthcare provider, the Company is legally able to collect payment and bill an insurer, patient, direct bill payer, and/or health system, depending on payer contract status or patient insurance benefit status.
•In the case of some of the Company’s LSAs with various organizations, testing services are billed and the direct bill payer is obligated to pay prior to a result. Each provider is contracted to buy an explicit number of testing kits that must be returned to the Company for processing by an established deadline with this deferred revenue being recognized at the point in time results are released to the patient’s healthcare provider. In addition, for these types of LSAs all breakage (tests that are not returned to the Company for processing by their contracted deadline) is recognized as revenue upon the expiration of the contracted deadline.
•The Company’s consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer. The Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. Or, in the context of some of the Company’s LSAs, the satisfaction of the performance obligation occurs at the end of the allotted testing window when a specimen sample is not received back for processing. The Company elects the practical expedient related to the disclosure of unsatisfied performance obligations, as the duration of time between providing testing supplies, the receipt of a specimen sample, and the release of a test result to the ordering healthcare provider is far less than one year.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Transaction price
The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both.
The consideration derived from the Company’s contracts may consist of fixed amounts, variable amounts or both fixed and variable amounts. Fixed consideration is derived from contracts that exist between the Company and direct bill payers who assume the downstream patient billing. The contracted reimbursement rate is deemed to be fixed as the Company expects to fully collect all amounts billed under these relationships. Variable consideration is primarily derived from third party and patient billing and can result due to several factors such as the amount of contractual adjustments, any patient co-payments, deductibles or patient adherence incentives, the existence of secondary payers, and claim denials.
The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.
The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $3.2 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively. Revenue recognized from changes in transaction prices was $8.6 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively.
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
Point in time recognition
The Company’s single performance obligation is satisfied at a point in time. That point in time is defined as the date a patient’s specimen is processed, an outcome is obtained and released to the patient’s ordering healthcare provider or, in the context of some of the Company’s LSAs, that point in time could be the date the allotted testing window ends if a specimen sample is not received back for processing. The point in time in which revenue is recognized by the Company signifies fulfillment of the performance obligation to the patient or direct bill payer.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Screening
Medicare Parts B & C	$59,583	$103,569	$157,742	$186,486
Commercial	65,080	88,818	174,449	162,169
Other	6,670	7,483	18,593	13,258
Total Screening	131,333	199,870	350,784	361,913
Precision Oncology
Medicare Parts B & C	$33,994	$—	$81,028	$—
Commercial	45,420	—	99,810	—
International	19,018	—	39,980	—
Other	4,524	—	10,508	—
Total Precision Oncology	102,956	—	231,326	—
COVID-19 Testing	$34,579	$—	$34,579	$—
Total	$268,868	$199,870	$616,689	$361,913
Screening revenue primarily includes laboratory service revenue from Cologuard while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX products.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets. Generally, billing occurs subsequent to the release of a patient’s test result to the ordering healthcare provider, resulting in an account receivable. However, the Company sometimes receives advance payment from a patient or a direct bill payer before a test result is completed, resulting in deferred revenue. The deferred revenue balance is relieved upon release of the applicable patient’s test result to the ordering healthcare provider.
Deferred revenue balances are reported in other current liabilities in the Company’s condensed consolidated balance sheets and were $30.7 million and $0.6 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $30.2 million of the Company’s deferred revenue balance is a result of the billing terms pursuant to the existing COVID-19 LSAs with customers.
Revenue recognized for the three months ended June 30, 2020 and 2019, which was included in the deferred revenue balance at the beginning of each period was $19 thousand and $0.2 million, respectively. Revenue recognized for the six months ended June 30, 2020 and 2019, which was included in the deferred revenue balance at the beginning of each period was $0.2 million and $0.3 million, respectively.
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

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at June 30, 2020 and December 31, 2019:

(In thousands)	June 30, 2020	December 31, 2019
Cash, cash equivalents, and restricted cash
Cash and money market	$457,019	$146,932
Cash equivalents	246,907	30,322
Restricted cash (1)	282	274
Total cash, cash equivalents, and restricted cash	704,208	177,528
Marketable securities
Available-for-sale debt securities	517,346	144,685
Equity securities	1,385	1,716
Total marketable securities	518,731	146,401
Total cash and cash equivalents, restricted cash and marketable securities	$1,222,939	$323,929
______________
(1)Restricted cash is included in other long-term assets on the condensed consolidated balance sheets. There was no restricted cash at June 30, 2019.
Available-for-sale debt securities at June 30, 2020 consisted of the following:

	June 30, 2020
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$246,905	$4	$(2)	$246,907
Total cash equivalents	246,905	4	(2)	246,907
Marketable securities
Corporate bonds	219,264	1,297	—	220,561
U.S. government agency securities	256,425	102	(1)	256,526
Certificates of deposit	10,000	—	—	10,000
Asset backed securities	22,174	85	—	22,259
Commercial paper	7,996	4	—	8,000
Total marketable securities	515,859	1,488	(1)	517,346
Total available-for-sale securities	$762,764	$1,492	$(3)	$764,253

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Available-for-sale debt securities at December 31, 2019 consisted of the following:

	December 31, 2019
(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$30,320	$2	$—	$30,322
Total cash equivalents	30,320	2	—	30,322
Marketable securities
U.S. government agency securities	140,745	10	(73)	140,682
Corporate bonds	4,017	—	(14)	4,003
Total marketable securities	144,762	10	(87)	144,685
Total available-for-sale securities	$175,082	$12	$(87)	$175,007

The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at June 30, 2020:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$246,905	$246,907	$—	$—
Total cash equivalents	246,905	246,907	—	—
Marketable securities
U.S. government agency securities	249,239	249,295	7,186	7,231
Corporate bonds	162,241	162,992	57,023	57,569
Certificates of deposit	10,000	10,000	—	—
Commercial paper	7,996	8,000	—	—
Asset backed securities	2,390	2,393	19,784	19,866
Total marketable securities	431,866	432,680	83,993	84,666
Total	$678,771	$679,587	$83,993	$84,666

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of June 30, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents
U.S. government agency securities	$81,934	$(2)	$—	$—	$81,934	$(2)
Total cash equivalents	81,934	(2)	—	—	81,934	(2)
Marketable securities
U.S. government agency securities	99,975	(1)	—	—	99,975	(1)
Total marketable securities	99,975	(1)	—	—	99,975	(1)
Total available-for-sale securities	$181,909	$(3)	$—	$—	$181,909	$(3)
The Company evaluates investments, including investments in privately-held companies, that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2020 and December 31, 2019 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company recorded a realized gain on available-for-sale debt securities of $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, net of insignificant realized losses. The Company recorded a realized gain on available-for-sale debt securities of $0.1 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively, net of insignificant realized losses.
The Company recorded a gain of $0.4 million and a loss of $0.3 million from its equity securities for the three and six months ended June 30, 2020 as compared to no gain or loss for the three and six months ended June 30, 2019.
The gains and losses recorded are included in investment income, net in the Company’s condensed consolidated statements of operations.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) PROPERTY, PLANT AND EQUIPMENT
The estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	June 30, 2020	December 31, 2019
Property, plant and equipment
Land	n/a	$4,466	$4,466
Leasehold and building improvements	(1)	111,778	80,352
Land improvements	15 years	2,399	1,766
Buildings	30 - 40 years	165,926	112,815
Computer equipment and computer software	3 years	74,447	65,323
Laboratory equipment	3 - 10 years	130,323	104,008
Furniture and fixtures	3 - 10 years	22,698	14,539
Assets under construction	n/a	61,628	149,687
Property, plant and equipment, at cost		573,665	532,956
Accumulated depreciation		(110,228)	(77,631)
Property, plant and equipment, net		$463,437	$455,325
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.

Depreciation expense for the three months ended June 30, 2020 and 2019 was $17.6 million and $7.1 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $33.4 million and $13.4 million, respectively.
At June 30, 2020, the Company had $61.6 million of assets under construction which consisted of $11.5 million in laboratory equipment, $43.9 million of building and leasehold improvements, $5.6 million in capitalized costs related to software projects, and $0.6 million related to furniture and fixtures. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $2.9 million to complete the laboratory equipment, $6.7 million to complete the building projects and leasehold improvements, $2.0 million to complete the software projects, and minimal costs to complete the furniture and fixtures. These projects are expected to be completed throughout 2020 and 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of June 30, 2020:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at June 30, 2020
Finite-lived intangible assets
Trade name	15.4	$100,700	$(4,109)	$96,591
Customer relationships	13.3	2,700	(314)	2,386
Patents	8.4	22,689	(7,105)	15,584
Acquired developed technology	9.5	814,171	(52,766)	761,405
Supply agreements	7.0	30,000	(2,549)	27,451
Internally developed technology	2.3	1,796	(590)	1,206
Total finite-lived intangible assets		972,056	(67,433)	904,623
In-process research and development	n/a	200,000	—	200,000
Internally developed technology in process	n/a	492	—	492
Total intangible assets		$1,172,548	$(67,433)	$1,105,115
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2019:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2019
Finite-lived intangible assets
Trade name	15.9	$100,700	$(961)	$99,739
Customer relationships	13.6	2,700	(224)	2,476
Patents	8.8	22,690	(5,974)	16,716
Acquired developed technology	9.9	806,371	(12,345)	794,026
Supply agreements	7.5	30,000	(571)	29,429
Internally developed technology	2.5	1,229	(336)	893
Total finite-lived intangible assets		963,690	(20,411)	943,279
In-process research and development	n/a	200,000	—	200,000
Internally developed technology in process	n/a	271	—	271
Total intangible assets		$1,163,961	$(20,411)	$1,143,550

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2020, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2020	$47,158
2021	94,217
2022	94,012
2023	93,724
2024	93,345
Thereafter	482,167
$904,623
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life. The amortization expense recorded from these intangible assets is reported in amortization of acquired intangible assets on the condensed consolidated statements of operations.
Goodwill
As a result of the the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”) and Viomics, Inc. (“Viomics”) in March 2020, the Company recognized goodwill of $30.4 million, which includes an immaterial post-acquisition adjustment to goodwill in the second quarter of 2020. Refer to the Company’s 2019 10-K for further discussion on goodwill recorded from previous business combinations.
The Company evaluates goodwill for possible impairment in accordance with ASC 350 on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company's business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Due to the impact of COVID-19 on the Company’s operations, the Company performed a qualitative assessment of goodwill to determine if an event indicating impairment was present. No such indicators were identified as of June 30, 2020. There were no impairment losses for the periods ended June 30, 2020 and December 31, 2019. During the six months ended June 30, 2020, the Company recognized a measurement period adjustment to goodwill of $4.0 million related to an increase in Genomic Health’s pre-acquisition deferred tax liability due to finalization of certain income-tax related items.
The change in the carrying amount of goodwill for the periods ended June 30, 2020 and December 31, 2019 is as follows:

(In thousands)
Balance, January 1, 2019	$17,279
Genomic Health acquisition	1,185,918
Balance, December 31, 2019	1,203,197
Paradigm & Viomics acquisition	30,431
Genomic Health acquisition adjustment	4,044
Balance, June 30, 2020	$1,237,672

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
The following table presents the Company’s fair value measurements as of June 30, 2020 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

(In thousands)	Fair Value at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$457,019	$457,019	$—	$—
U.S. government agency securities	246,907	—	246,907	—
Restricted cash	282	282	—	—
Marketable securities
Corporate bonds	220,561	—	220,561	—
U.S. government agency securities	256,526	—	256,526	—
Certificates of deposit	10,000	—	10,000	—
Asset backed securities	22,259	—	22,259	—
Commercial paper	8,000	—	8,000	—
Equity Securities	1,385	1,385	—	—
Liabilities
Contingent consideration	(2,551)	—	—	(2,551)
Total	$1,220,388	$458,686	$764,253	$(2,551)

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
There have been no changes in valuation techniques or transfers between fair value measurement levels during the periods ended June 30, 2020 and December 31, 2019. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors. The Company’s marketable equity security investment in Biocartis is classified as a Level 1 instrument. See Note 7 for additional information on Biocartis.
Contingent Consideration
In connection with the Biomatrica Acquisition, a contingent earn-out liability was created to account for an additional $20.0 million in contingent consideration that could be earned based upon certain revenue milestones being met. The following table provides a roll-forward of the fair values of the contingent consideration, which includes Level 3 measurements:

(In thousands)	Contingent consideration
Balance, January 1, 2020	$(2,879)
Changes in fair value	—
Gains (losses) recognized in earnings	—
Payments	328
Balance, June 30, 2020	$(2,551)
As of June 30, 2020, the fair value of the contingent earn-out liability is classified as a component of other long-term liabilities in the Company’s condensed consolidated balance sheet.

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
Non-Marketable Equity Investment
The Company has non-marketable equity investments which are initially recorded at the estimated fair value based on observable transactions. The Company remeasures the fair value only when an observable transaction occurs during the period that would suggest a change in the carrying value of the investment. As of June 30, 2020 and December 31, 2019, the Company had non-marketable equity investments of $11.8 million, which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheets. The Company’s preferred stock investment in Epic Sciences represents $10.8 million of the total non-marketable equity investments. There have been no observable transactions during the three and six months ended June 30, 2020 and 2019. See Note 7 for additional information regarding the terms of the investment in Epic Sciences.
Fair Value of Long-Term Debt and Convertible Notes
The Company measures the fair value of its convertible notes and long-term debt for disclosure purposes. The following table summarizes the Company’s outstanding convertible notes and long-term debt:

	June 30, 2020		December 31, 2019
(In thousands)	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2028 Convertible notes (2)	$786,711	$1,101,413	$—	$—
2027 Convertible notes (2)	498,707	774,328	483,909	843,741
2025 Convertible notes (2)	248,965	419,015	319,696	592,482
Construction loan (3)	24,263	24,263	24,866	24,866
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In connection with this collaboration, the Company incurred charges of $1.0 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company incurred charges of $1.9 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations. Certain of Mayo’s obligations to provide development assistance expired in January 2020. The Company and Mayo are in discussions to amend the license agreement to extend that date.
Epic Sciences
In June 2016, Genomic Health (now a wholly-owned subsidiary of the Company) entered into a collaboration agreement with Epic Sciences, which was superseded and replaced in March 2019 by a license agreement and laboratory services agreement with Epic Sciences, under which Genomic Health was granted exclusive distribution rights to commercialize Epic Sciences’ AR-V7 Nucleus Detect test in the United States, which is marketed as Oncotype DX AR-V7 Nucleus Detect. The Company has primary responsibility, in accordance with applicable laws and regulations, for marketing and promoting the test, order fulfillment, billing and collections of receivables, claims appeals, customer support, and providing and maintaining order management systems for the test. Epic Sciences is

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
responsible for performing all tests, performing studies including analytic and clinical validation studies, and seeking Medicare coverage and a Medicare payment rate from the CMS for the test. The license and laboratory service agreement has a term of ten years from June 2016, unless terminated earlier under certain circumstances. The Oncotype DX AR-V7 Nucleus Detect test became commercially available in February 2018. The Company recognizes revenues for the test performed under this arrangement and Epic Sciences receives a fee per test performed that represents the fair market value for the testing services they perform.
As of June 30, 2020 and December 31, 2019, the Company owns 18,258,838 shares of preferred stock of Epic Sciences recorded at a fair value of $10.8 million which is included in other-long term assets on the Company’s condensed consolidated balance sheets. The Company has concluded it is not the primary beneficiary and thus has not consolidated the investee pursuant to the requirements of ASC 810, Consolidation. The Company will continue to assess its investment and future commitments to the investee and to the extent its relationship with the investee changes, may be required to consolidate the investee in future periods. The Company determined that the investment is an equity investment for which the Company does not have the ability to exercise significant influence. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense) in the condensed consolidated statements of operations.
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
Pursuant to the license and development agreement, Genomic Health recorded a one-time upfront license and option fee of $3.2 million. In December 2017, Genomic Health purchased 270,000 ordinary shares of Biocartis, a public company listed on the Euronext exchange, for a total cost of $4.0 million. This investment was subject to a lock-up agreement that expired in December 2018. The investment has been recognized at fair value, which the Company estimated to be $1.4 million and $1.7 million as of June 30, 2020 and December 31, 2019, respectively, and is included in marketable securities on the Company's condensed consolidated balance sheets.
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

(8) PFIZER PROMOTION AGREEMENT
In August 2018, the Company entered into a Promotion Agreement (“Promotion Agreement”) with Pfizer Inc. (“Pfizer”). Under the terms of the Promotion Agreement, Pfizer promotes Cologuard and provides certain sales, marketing, analytical and other commercial operations support. The Company agreed to pay Pfizer for promotion, sales and marketing costs incurred on behalf of the Company. The Company incurred charges of $21.1 million and $16.6 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
three months ended June 30, 2020 and 2019, respectively. The Company incurred charges of $40.5 million and $33.9 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the six months ended June 30, 2020 and 2019, respectively. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations. The Company also agreed to pay Pfizer a service fee based on incremental gross profits over specified baselines during the term of the Promotion Agreement and royalties for Cologuard related revenues for a specified period after the expiration or termination of the Promotion Agreement. The initial term of the Promotion Agreement runs through December 31, 2021. The Company incurred charges of $2.1 million and $19.4 million for this service fee during the three months ended June 30, 2020 and 2019, respectively. The Company incurred charges of $21.7 million and $38.6 million for this service fee during the six months ended June 30, 2020 and 2019, respectively. These costs are recorded in sales and marketing in the Company’s condensed consolidated statements of operations.

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
Paradigm and Viomics Acquisition Stock Issuance
In March 2020, the Company completed the acquisitions of Paradigm and Viomics. The purchase price for these acquisitions consisted of cash and stock valued at $40.4 million. Of the $40.4 million purchase price, $32.2 million is expected to be settled through the issuance of 0.4 million shares of common stock. Of the $32.2 million that will be settled through the issuance of common stock, $28.6 million was issued in March 2020, and the remainder was withheld and may become issuable as additional merger consideration on June 3, 2021 subject to the terms and conditions of the acquisition agreements.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the six months ended June 30, 2020 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(25)	$(75)	$(100)
Other comprehensive income (loss) before reclassifications	—	1,564	1,564
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period change in accumulated other comprehensive loss	25	1,564	1,589
Balance at June 30, 2020	$—	$1,489	$1,489

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts recognized in AOCI for the six months ended June 30, 2019 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(25)	$(1,397)	$(1,422)
Other comprehensive loss before reclassifications	—	3,784	3,784
Amounts reclassified from accumulated other comprehensive loss	—	344	344
Net current period change in accumulated other comprehensive loss, before tax	—	4,128	4,128
Income tax expense related to items of other comprehensive income	—	(984)	(984)
Balance at June 30, 2019	$(25)	$1,747	$1,722
Amounts reclassified from AOCI for the six months ended June 30, 2020 and 2019 were as follows:

	Affected Line Item in the Statements of Operations	Six Months Ended June 30,
Details about AOCI Components (In thousands)		2020	2019
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$—	$344
Foreign currency adjustment	General and administrative	25	—
Total reclassifications		$25	$344

(10) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded approximately $40.0 million and $20.1 million in stock-based compensation expense during the three months ended June 30, 2020 and 2019, respectively. The Company recorded approximately $69.6 million and $36.3 million in stock-based compensation expense during the six months ended June 30, 2020 and 2019, respectively.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In June 2020, the Company modified certain of the operational milestones within the outstanding performance-based equity awards, which were not deemed to have an impact on vesting and no incremental stock-based compensation expense was recorded for the three and six months ended June 30, 2020. This modification impacted awards held by 36 employees.
In connection with the combination with Genomic Health, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the three and six months ended June 30, 2020, the Company accelerated 9,132 shares and 43,480 shares of previously unvested stock options, respectively, and 10,525 shares and 28,814 shares of previously unvested restricted stock units, respectively, and recognized the additional non-cash stock-based compensation expense of $0.6 million and $3.5 million, respectively, for the accelerated awards.
As a result of workforce reductions in April 2020 due to the COVID-19 pandemic, the Company accelerated the vesting of previously unvested stock options and restricted stock units for employees that were terminated. The Company accelerated 708 shares of previously unvested stock options and 33,123 shares of previously unvested restricted stock units, and recognized the additional non-cash stock-based compensation expense of $1.8 million for the accelerated awards.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of each option is based on the assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Option Plan Shares
Risk-free interest rates	(1)	(1)	0.98% - 1.47%	2.54% - 2.59%
Expected term (in years)	(1)	(1)	4.68 - 6.15	6.28
Expected volatility	(1)	(1)	65.67% - 77.51%	64.95% - 65.00%
Dividend yield	(1)	(1)	—%	—%
Weighted average fair value per share of options granted during the period	(1)	(1)	$58.77	$57.11
ESPP Shares
Risk-free interest rates	0.12% - 0.2%	2.31% - 2.44%	0.12% - 0.2%	2.31% - 2.44%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	63.7% - 89.0%	55.0% - 57.6%	63.7% - 89.0%	55.0% - 57.6%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share of stock purchase rights granted during the period	$30.60	$35.91	$30.60	$35.91
______________
(1)The Company did not grant options under its 2010 Omnibus Long-Term Incentive Plan or 2019 Omnibus Long-Term Incentive Plan during the period indicated.
Stock Option, Restricted Stock, and Restricted Stock Unit Activity
A summary of stock option activity under the Stock Plans during the six months ended June 30, 2020 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2020	2,700,293	$34.01	2.9
Granted	309,143	97.66
Exercised	(368,720)	29.67
Forfeited	(65,438)	83.87
Outstanding, June 30, 2020	2,575,278	$41.01	6.5	$123,979
Exercisable, June 30, 2020	1,653,394	$26.10	5.5	$101,761
______________
(1)The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $20.4 million and $22.6 million, respectively, determined as of the date of exercise.
A summary of restricted stock and restricted stock unit activity under the Stock Plans during the six months ended June 30, 2020 is as follows:

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Restricted Shares and RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2020	4,384,005	$63.41
Granted	1,835,695	92.25
Released	(1,350,088)	47.00
Forfeited	(208,076)	79.45
Outstanding, June 30, 2020	4,661,536	$78.84
As of June 30, 2020, there was $300.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.0 years.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As a condition to Fifth Third’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. As of June 30, 2020 and December 31, 2019, the outstanding balance was $24.5 million and $25.0 million, respectively, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the loan balance. The Company capitalized the $0.7 million of interest to the construction project. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.
The Construction Loan Agreement was amended effective June 30, 2020 to include a financial covenant to maintain a minimum liquidity of $250 million and remove the minimum tangible net worth covenant. Prior to the amendment, the Company was not in compliance with a minimum tangible net worth covenant due to the combination with Genomic Health. As of June 30, 2020, the Company is in compliance with the covenant included in the amended agreement.
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
By the end of 2019, the Company had earned and received payment of $4.6 million from the City of Madison. As of June 30, 2020 and December 31, 2019, the Company has recorded a liability of $ $1.1 million and $2.7 million, respectively, in other current liabilities on the Company’s condensed consolidated balance sheets, reflecting when the expected benefit of the financial benefits amortization will reduce future operating expenses.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its operating leases are as follows:

	Six Months Ended June 30, 2020
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,289	$2,419
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	13,024	20,511
______________
(1)For the six months ended June 30, 2019, this includes right-of-use assets obtained from the initial adoption of ASC 842 of approximately $17.9 million.
As of June 30, 2020 and December 31, 2019, the Company’s right-of-use assets are $132.8 million and $126.4 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2020, the Company has outstanding lease obligations of $136.5 million, of which $9.9 million is reported in operating lease liabilities, current portion and $126.6 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2019, the Company had outstanding lease obligations of $126.6 million, of which $7.9 million is reported in operating lease liabilities, current portion and $118.7 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases. The Company’s weighted average discount rate and weighted average lease term remaining on lease liabilities is approximately 6.83% and 9.20 years, respectively.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS
During the first quarter of 2015, the Company entered into an agreement with the Wisconsin Economic Development Corporation (“WEDC”) to earn $9.0 million in refundable tax credits on the condition that the Company expends $26.3 million in capital investments and establishes and maintains 758 full-time positions over a seven-year period. The tax credits earned are first applied against the tax liability otherwise due, and if there is no such liability present, the claim for tax credits will be reimbursed in cash to the Company. The maximum amount of the refundable tax credit to be earned for each year is fixed, and the Company earns the credits by meeting certain capital investment and job creation thresholds over the seven-year period. Should the Company earn and receive the job creation tax credits but not maintain those full-time positions through the end of the agreement, the Company may be required to pay those credits back to the WEDC.
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
As of June 30, 2020, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $5.9 million from the WEDC. The unpaid portion is $3.1 million, of which $1.6 million is reported in prepaid expenses and other current assets and $1.5 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of June 30, 2020, the Company also has recorded a $1.1 million liability in other current liabilities, which reflects when the expected benefit of the tax credit amortization will reduce future operating expenses.
During the three and six months ended June 30, 2020, the Company amortized $0.6 million and $1.2 million, respectively, of the tax credits earned as a reduction of operating expenses. During the three and six months ended June 30, 2019, the Company amortized $0.6 million and $1.2 million, respectively, of the tax credits earned as a reduction of operating expenses.

(15) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheets consisted of the following:

(In thousands)	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	June 30, 2020	December 31, 2019
2028 Convertible notes	0.375%	5.2%	$790,608	$1,150,000	$—
2027 Convertible notes	0.375%	6.3%	472,501	747,500	747,500
2025 Convertible notes	1.000%	6.0%	227,103	315,049	415,049
Total Convertible notes				2,212,549	1,162,549
Less: Debt discount (2)				(648,281)	(342,463)
Less: Debt issuance costs (3)				(29,885)	(16,481)
Net convertible debt				$1,534,383	$803,605
______________
(1)As each of the convertible instruments may be settled in cash upon conversion, for accounting purposes, they were separated into a liability component and an equity component. The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance. The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt. A portion of the 2025 Convertible Notes have been

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
extinguished or converted. The fair value of the liability component at issuance reflected above represents the liability value at issuance for the applicable portion of the 2025 Notes which remain outstanding at June 30, 2020. The fair value of the liability component of the 2025 Notes at issuance was $654.8 million with the equity component being $269.7 million.
(2)The unamortized discount consists of the following:

(In thousands)	June 30, 2020	December 31, 2019
2028 Convertible notes	$347,191	$—
2027 Convertible notes	239,267	253,340
2025 Convertible notes	61,823	89,123
Total unamortized discount	$648,281	$342,463

(3)Debt issuance costs consists of the following:

(In thousands)	June 30, 2020	December 31, 2019
2028 Convertible notes	$16,098	$—
2027 Convertible notes	9,525	10,251
2025 Convertible notes	4,262	6,230
Total debt issuance costs	$29,885	$16,481
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
In June 2018, the Company issued and sold an additional $218.5 million in aggregate principal amount of 1.0% Convertible Notes (the “June 2025 Notes”). The June 2025 Notes were issued under the same indenture pursuant to which the Company previously issued the January 2025 Notes (the “Indenture”). The January 2025 Notes and the June 2025 Notes (collectively, the “2025 Notes”) have identical terms (including the same January 15, 2025 maturity date) and will be treated as a single series of securities. The net proceeds from the issuance of the June 2025 Notes were approximately $225.3 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Based on the closing price of our common stock of $86.94 on June 30, 2020, the if-converted values on our Notes do not exceed the principal amount.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
While the Notes are currently classified on the Company’s condensed consolidated balance sheets at June 30, 2020 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.
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
Interest expense includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Debt issuance costs amortization	$1,139	$645	$1,961	$1,330
Debt discount amortization	18,946	10,074	32,677	18,468
Loss on settlement of convertible notes	—	—	7,954	10,558
Coupon interest expense	2,567	1,739	4,498	3,846
Total interest expense on convertible notes	22,652	12,458	47,090	34,202
Other interest expense	260	254	975	500
Total interest expense	$22,912	$12,712	$48,065	$34,702
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.67, 6.71, and 4.55 years for the 2028 Notes, 2027 Notes, and 2025 Notes, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The acquisition date fair value of the consideration to be transferred for Paradigm and Viomics was $40.4 million which consists of $32.2 million payable in shares of the Company’s common stock and $8.2 million which was settled through a cash payment. Of the $32.2 million to be settled through the issuance of common stock, $28.6 million was issued in March 2020, and the remaining $3.6 million, which was withheld and may become payable as additional merger consideration, is included in other current liabilities in the condensed consolidated balance sheet as of June 30, 2020. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

(In thousands)
Net operating assets	$5,373
Goodwill	30,431
Developed technology	7,800
Net operating liabilities	(3,203)
Total purchase price	$40,401
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
The Company agreed to issue to the previous investors in Viomics equity interests with an acquisition-date fair value of up to $8.4 million in Viomics, vesting over 4 years based on certain retention arrangements. Payment is contingent upon continued employment with the Company over the four year vesting period and is recognized as stock-based compensation expense in general and administrative expense in the condensed consolidated statement of operations.
The partial year results from the operations of Paradigm and Viomics are included in the Company’s condensed consolidated financial statements and not disclosed separately due to immateriality. Pro forma disclosures have not been included due to immateriality.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Refer to the Company’s 2019 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the period ended June 30, 2020, there were no material changes to the purchase price allocation.

(17) SEGMENT INFORMATION
Management determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services allowing healthcare providers and patients to make individualized treatment decisions. Management assessed the discrete financial information routinely reviewed by the Company's Chief Operating Decision Maker, its President and Chief Executive Officer, to monitor the Company's operating performance and support decisions regarding allocation of resources to its operations. Performance is continuously monitored at the consolidated level to timely identify deviations from expected results.
The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
United States	$249,850	$199,870	$576,709	$361,913
Outside of United States	19,018	—	39,980	—
Total revenues	$268,868	$199,870	$616,689	$361,913
Long-lived assets located in countries outside of the United States are not significant.

(18) INCOME TAXES
The Company recorded an income tax benefit of $0.9 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded an income tax benefit of $2.6 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s income tax benefit recorded during the three and six months ended June 30, 2020, is primarily related to future limitations on and expiration of certain Federal and State deferred tax assets. As a result of these limitations, the recording of a valuation allowance resulted in a deferred tax liability of approximately $26.5 million remaining as of June 30, 2020, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company’s income tax benefit recorded during the three and six months ended June 30, 2019, was primarily related to the intraperiod tax allocation rules that required the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had $11.3 million and $10.2 million of unrecognized tax benefits at June 30, 2020 and December 31, 2019, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
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

(19) SUBSEQUENT EVENTS
In July 2020, the Company acquired 4.0 million shares of Series B Preferred Stock of Thrive Earlier Detection Corp. (“Thrive”), a private company, for $10.0 million. The Company previously acquired a $1.0 million investment in the Series A Preferred Stock of Thrive. The Series B investment, along with the prior Series A investment, will be reflected as non-marketable equity investments. The Company has evaluated these investments and concluded consolidation is not required as Thrive is not a VIE and the Company does not have the ability to exercise significant influence over the investee. A member of the Company’s Board of Directors holds an investment in Thrive through his investment firm and holds a seat on the Board of Directors of Thrive. The Company has concluded that its investments in Thrive are not deemed to be related party transactions as a result of its director’s separate interests in Thrive.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales, marketing and patient adherence efforts, expectations concerning payer reimbursement, and the anticipated results of our product development efforts. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (COVID-19) pandemic, including its possible effects on our operations and the demand for our products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the success of our efforts to facilitate patient access to Cologuard via telehealth; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of the adoption, modification or repeal of any law, rule, order, interpretation or policy relating to the healthcare system, including without limitation as a result of any judicial, executive or legislative action; the effects of changes in pricing, coverage and reimbursement for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Society of Clinical Oncology, the American Cancer Society, and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships, such as through our Promotion Agreement with Pfizer, Inc., and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our business acquisitions cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; and the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2019 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
Coronavirus (“COVID-19”) Pandemic
The spread of COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to enact broad precautionary measures, including “stay at home” orders, restrictions on the performance of “non-essential” services, public gatherings and travel. Health systems, including in key markets where we operate, have been, or may be, overwhelmed with high volumes of patients suffering from COVID-19. The territories in which we market, sell, distribute and perform our tests are attempting to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.
The pandemic and related precautionary measures began to materially disrupt our business in March 2020 and may continue to disrupt our business for an unknown period of time. As a result, we anticipate significant impact to our 2020 operating results, including our revenues, margins, and cash utilization, among other measures.
Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely; suspending field-based, face-to-face interactions by our sales force; requiring on-site employees to undergo COVID-19 testing, wear personal protective equipment (including face masks or shields) and maintain social distancing; pausing all non-essential travel worldwide for our employees; and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. Our commercial partner for Cologuard, Pfizer, Inc. (“Pfizer”) has taken similar precautions, including suspending face-to-face interactions between sales representatives and healthcare providers.
We expect to adjust our precautionary measures at our various locations based on local recovery levels and applicable governmental regulations. For example, a portion of our sales force has recommenced field-based interactions, although access to healthcare providers remains limited. Our business could be negatively affected if we take excessive, ineffective or inadequate precautions.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive services. That decline negatively impacted Cologuard test orders in our Screening business, notwithstanding the availability of alternative ordering channels such as telehealth. Cologuard test orders declined 32 percent year-over-year for the three months ended June 30, 2020.
The Precision Oncology business started to see weakening underlying conditions in April 2020 because of COVID-19, more notably in the U.S. prostate business and in certain international geographies. The widespread decrease in preventive services, including mammograms and prostate cancer screenings, negatively impacted Precision Oncology test volumes during May and June 2020 due to the typical lag between cancer screening and genomic test ordering.

Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects.
COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. The U.S. Food and Drug Administration (FDA) has granted us Emergency Use Authorization to test for SARS-CoV-2, the virus that causes COVID-19, in upper respiratory samples. We have partnered with various customers, including the State of Wisconsin Department of Health, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. In light of the uncertainty surrounding the COVID-19 pandemic, we intend to periodically reassess our COVID-19 testing business.
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
Get People Tested
Business continuity plans are in place at all of our sites to help sustain operations and ensure continuity of services for patients during this unprecedented time. Despite the COVID-19 pandemic, many people still need to be screened for colorectal cancer, and treated for breast, colon, and prostate cancers. Our lab facilities presently remain operational so that we can continue to process results of our Cologuard, Oncotype DX and COVID-19 tests.
Take Care of our Customers
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive services. We have taken steps to limit exposure to COVID-19 based on recommendations from government and health agencies, including limiting field-based, face-to-face interactions by our sales force. The sales team that is not engaged in face-to-face interactions will serve healthcare providers via telephone and online technologies until it is safe to return to the field.
Preserve Financial Strength
In order to minimize the adverse impacts to our business and operations anticipated during 2020 due to the COVID-19 pandemic, we initiated proactive measures to achieve cost savings. Actions we have taken include the reduction of base pay for our chief executive officer to effectively zero, elimination of the Board of Directors annual cash retainer, reducing base salaries for our executive team, and reducing the quarterly sales commissions. We implemented a workforce reduction, involuntary furloughs, work schedule reductions, as well as a voluntary furlough program. Additionally, we reduced investments in marketing and other promotional activities, paused certain clinical trial activities, reduced travel and professional services, and delayed or terminated certain capital projects. We also saw a reduction in certain volume based cost of goods sold expenses consistent with the reduction in revenue. These actions are expected to contribute to significant cost savings in 2020.
Results of Operations
We have generated significant losses since inception and, as of June 30, 2020, we had an accumulated deficit of approximately $1.3 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability. As mentioned in further detail above, we expect the recent outbreak of COVID-19 will have an adverse impact on our operations in 2020.

Revenue. Our revenue is primarily generated by our laboratory testing services, from our Cologuard, Oncotype DX and COVID-19 tests. For the three months ended June 30, 2020 and 2019, we generated Screening revenue of $131.3 million and $199.9 million, respectively. For the six months ended June 30, 2020 and 2019, we generated Screening revenue of $350.8 million and $361.9 million, respectively. Screening includes laboratory service revenue from Cologuard and revenue from Biomatrica products. For the three months ended June 30, 2020, we generated Precision Oncology revenue of $103.0 million. For the six months ended June 30, 2020, we generated Precision Oncology revenue of $231.3 million. Precision Oncology includes laboratory service revenue from global Oncotype DX and Paradigm products. For the three and six months ended June 30, 2020, we also generated $34.6 million in revenue from our COVID-19 testing.
For the three and six months ended June 30, 2020, our revenue was adversely impacted by the effects of the COVID-19 outbreak on our Screening and Precision Oncology testing services, which effects were partially offset by revenue from our COVID-19 testing.
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
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales increased to $77.9 million for the three months ended June 30, 2020 from $51.1 million for the three months ended June 30, 2019. Cost of sales increased to $159.5 million for the six months ended June 30, 2020 from $94.0 million for the six months ended June 30, 2019. The increase in cost of sales is primarily due to costs incurred on our Precision Oncology tests due to the completion of the combination with Genomic Health in November 2019 and costs incurred from our COVID testing, which was partially offset by lower volume driven costs from our Screening business due to the adverse impact of COVID-19.

	Three Months Ended June 30,
Amounts in millions	2020	2019	Change
Production costs	$38.8	$36.6	$2.2
Personnel expenses	22.9	8.2	14.7
Facility and support services	13.0	4.8	8.2
Stock-based compensation	3.3	1.4	1.9
Other cost of sales expenses	(0.1)	0.1	(0.2)
Total cost of sales expense	$77.9	$51.1	$26.8

	Six Months Ended June 30,
Amounts in millions	2020	2019	Change
Production costs	$83.0	$66.9	$16.1
Personnel expenses	45.2	16.3	28.9
Facility and support services	25.3	8.2	17.1
Stock-based compensation	5.8	2.5	3.3
Other cost of sales expenses	0.2	0.1	0.1
Total cost of sales expense	$159.5	$94.0	$65.5

Research and development expenses. Research and development expenses increased to $32.7 million for the three months ended June 30, 2020 compared to $30.0 million for the three months ended June 30, 2019. Research and development expenses increased to $76.2 million for the six months ended June 30, 2020 compared to $61.8 million for the six months ended June 30, 2019. The increase in research and development expenses was primarily due to an increase in personnel costs due to increased headcount from the combination with Genomic Health in November 2019, which was partially offset by a reduction of certain direct research and development costs due to the cost saving measures taken as a result of the COVID-19 pandemic.

	Three Months Ended June 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$15.4	$7.5	$7.9
Direct research and development	6.8	16.3	(9.5)
Stock-based compensation	5.6	3.3	2.3
Facility and support services	3.5	1.1	2.4
Professional fees	0.7	1.1	(0.4)
Other research and development	0.7	0.7	—
Total research and development expenses	$32.7	$30.0	$2.7

	Six Months Ended June 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$31.8	$15.9	$15.9
Direct research and development	25.1	34.9	(9.8)
Stock-based compensation	9.6	5.9	3.7
Facility and support services	6.4	2.1	4.3
Professional fees	1.8	2.0	(0.2)
Other research and development	1.5	1.0	0.5
Total research and development expenses	$76.2	$61.8	$14.4

General and administrative expenses. General and administrative expenses increased to $106.7 million for the three months ended June 30, 2020 compared to $63.7 million for the three months ended June 30, 2019. General and administrative expenses increased to $220.7 million for the six months ended June 30, 2020 compared to $127.5 million for the six months ended June 30, 2019.The increase in general and administrative expenses was primarily related to the operations of Genomic Health being included in our results after the completion of the combination in November 2019 and to support the overall growth of the Company.

	Three Months Ended June 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$51.9	$26.7	$25.2
Professional and legal fees	15.2	10.3	4.9
Stock-based compensation	19.0	10.3	8.7
Facility and support services	14.0	12.9	1.1
Other general and administrative	6.6	3.5	3.1
Total general and administrative expenses	$106.7	$63.7	$43.0

	Six Months Ended June 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$105.1	$56.7	$48.4
Professional and legal fees	37.0	19.3	17.7
Stock-based compensation	33.4	18.5	14.9
Facility and support services	29.4	25.9	3.5
Other general and administrative	15.8	7.1	8.7
Total general and administrative expenses	$220.7	$127.5	$93.2

Sales and marketing expenses. Sales and marketing expenses increased to $118.9 million for the three months ended June 30, 2020 compared to $88.2 million for the three months ended June 30, 2019. Sales and marketing expenses increased to $286.6 million for the six months ended June 30, 2020 compared to $179.1 million for the six months ended June 30, 2019.The increase in sales and marketing expenses was a result of hiring additional sales and marketing personnel including the Precision Oncology team from the completion of the Genomic Health combination in November 2019, which was partially offset by a reduction in advertising and marketing spend during the second quarter of 2020 as a result of the COVID-19 pandemic.

	Three Months Ended June 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$60.4	$36.8	$23.6
Direct marketing costs and professional fees	29.7	23.8	5.9
Professional and legal fees	5.4	21.5	(16.1)
Facility and support services	10.9	0.9	10.0
Stock-based compensation	12.1	5.1	7.0
Other sales and marketing expenses	0.4	0.1	0.3
Total sales and marketing expenses	$118.9	$88.2	$30.7

	Six Months Ended June 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$141.3	$73.2	$68.1
Direct marketing costs and professional fees	63.1	45.9	17.2
Professional and legal fees	37.5	48.9	(11.4)
Facility and support services	23.2	1.6	21.6
Stock-based compensation	20.8	9.4	11.4
Other sales and marketing expenses	0.7	0.1	0.6
Total sales and marketing expenses	$286.6	$179.1	$107.5
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $23.4 million for the three months ended June 30, 2020 compared to $0.7 million for the three months ended June 30, 2019. Amortization of acquired intangible assets increased to $46.8 million for the six months ended June 30, 2020 compared to $1.5 million for the six months ended June 30, 2019. The increase in amortization of acquired intangible assets was primarily due to the Genomic Health combination.
Other operating income. Other operating income increased to $23.7 million for the three and six months ended June 30, 2020 compared to zero for the three and six months ended June 30, 2019. The income generated during the three and six months ended June 30, 2020 represents the funding received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund, which was accepted from the Department of Health & Human Services in May 2020.
Investment income, net. Investment income, net decreased to $2.9 million for the three months ended June 30, 2020 compared to $7.7 million for the three months ended June 30, 2019. Investment income, net decreased to $3.0 million for the six months ended June 30, 2020 compared to $14.3 million for the six months ended June 30, 2019. The decrease in investment income, net was due to a decrease in realized gains generated from the sale of marketable securities and a decrease in the average rate of return on investments due to an decrease in market interest rates and a lower average balance in marketable securities for the six months ended June 30, 2020 when compared to the same period in 2019.

Interest expense. Interest expense increased to $22.9 million for the three months ended June 30, 2020 compared to $12.7 million for the three months ended June 30, 2019. Interest expense increased to $48.1 million for the six months ended June 30, 2020 compared to $34.7 million for the six months ended June 30, 2019. The increase is primarily due to the issuance of additional convertible notes in February 2020 as further described in Note 15 of our condensed consolidated financial statements included in this Quarterly Report, which was partially offset by lower interest rates on the convertible notes issued in February 2020. Interest expense recorded from our outstanding convertible notes totaled $22.7 million and $12.5 million during the three months ended June 30, 2020 and 2019, respectively. Interest expense recorded from our outstanding convertible notes totaled $39.1 million and $23.6 million during the six months ended June 30, 2020 and 2019, respectively. In addition to the $39.1 million in interest expense recorded on outstanding convertible notes, an additional $8.0 million and $10.6 million was recorded during the six months ended June 30, 2020 and 2019, respectively, as a result of the settlement of convertible notes, as further described in Note 15 of our condensed consolidated financial statements included in this Quarterly Report. Of the $22.7 million and $12.5 million in interest expense recorded on outstanding convertible notes for the three months ended June 30, 2020 and 2019, $20.1 million and $10.7 million of interest expense relates to amortization of debt discount and debt issuance costs, respectively. Of the $39.1 million and $23.6 million in interest expense recorded on outstanding convertible notes for the six months ended June 30, 2020 and 2019, $34.6 million and $19.8 million of interest expense relates to amortization of debt discount and debt issuance costs, respectively. The remaining $5.5 million and $4.3 million of interest expense for the six months ended June 30, 2020 and 2019, respectively, relates to the stated interest that was paid in cash during the years on our outstanding convertible notes and construction loan.
Income tax benefit. Income tax benefit increased to $0.9 million for the three months ended June 30, 2020 compared to $0.4 million for the three months ended June 30, 2019. Income tax benefit increased to $2.6 million for the six months ended June 30, 2020 compared to $0.9 million for the six months ended June 30, 2019. This increase in income tax benefit is primarily due to future limitations on and expiration of certain Federal and State deferred tax assets.
Liquidity and Capital Resources
We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of the Cologuard, and since the completion of our Genomic Health combination, of Oncotype DX tests. As of June 30, 2020, we had approximately $703.9 million in unrestricted cash and cash equivalents and approximately $518.7 million in marketable securities.
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
Net cash used in operating activities was $56.7 million for the six months ended June 30, 2020 compared to $57.2 million for the six months ended June 30, 2019. The principal use of cash in operating activities for the six months ended June 30, 2020 and 2019 was to fund our net loss.
Net cash used in investing activities was $412.2 million for the six months ended June 30, 2020 compared to $143.7 million for the six months ended June 30, 2019. The increase in cash used in investing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily the result of the timing of purchases, sales, and maturities of marketable securities. Excluding the impact of purchases, sales, and maturities of marketable securities, net cash used in investing activities was $40.6 million for the six months ended June 30, 2020 compared to $79.8 million for the six months ended June 30, 2019. Cash use consisted primarily of purchases of property and equipment of $33.5 million and $79.4 million for the six months ended June 30, 2020 and 2019, respectively, and an acquisition of $6.7 million. There were also minimal purchases of intangible assets during the six months ended June 30, 2020 and 2019.

Net cash provided by financing activities was $995.6 million for the six months ended June 30, 2020 compared to $245.6 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received net cash of $1,125.5 million from the issuance of Convertible Notes with a maturity date of March 1, 2028 (the “2028 Notes”), and we used $150.1 million of cash to settle Convertible Notes with an original maturity date of January 15, 2025 (the “2025 Notes”). The cash provided by financing activities for the six months ended June 30, 2019 was primarily the result of proceeds of $729.5 million from our issuance of Convertible Notes with a maturity date of March 15, 2027 (the “2027 Notes”, and, collectively with the 2025 Notes and 2028 Notes, the “Notes”), and we used $493.4 million of cash to settle a portion of the 2025 Notes. In addition, during the six months ended June 30, 2020 we received proceeds of $10.9 million from the exercise of stock options and $9.8 million from our employee stock purchase plan.
We expect that cash and cash equivalents and marketable securities on hand at June 30, 2020 will be sufficient to fund our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and Oncotype DX and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.
The spread of COVID-19 and measures to prevent further spread, have significantly disrupted our business, and may continue to disrupt our business for an unknown period of time. The full impact of the outbreak is uncertain at this time and continues to evolve globally. We do not yet know the extent to which COVID-19 will negatively impact our financial results or liquidity. The outbreak has disrupted our operations, as well as the operations and behaviors of healthcare providers, patients and suppliers. Depending on how healthcare providers, patients and suppliers are adversely impacted by the pandemic, as well as the overall duration and severity of the pandemic, our liquidity could be materially and adversely affected. Management continues to monitor and assess the evolving developments with respect to COVID-19.
A table reflecting certain of our specified contractual obligations as of December 31, 2019 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2019 Form 10-K. During the six months ended June 30, 2020, we issued $1,150.0 million in aggregate principal amount of 0.375% Convertible Notes that will mature on March 1, 2028. The holders of the Notes may convert prior to September 1, 2027 only under certain circumstances and may convert at any time after September 1, 2027. The Notes accrue interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. Of the cash received upon issuance of the 2028 Notes, approximately $150.1 million was used to repay a portion of the outstanding principal balance and accrued interest of the 2025 Notes held by certain Noteholders. Upon repayment of such portion of the outstanding principal balance of the 2025 Notes, there was $315.0 million in aggregate principal balance remaining under the 2025 Notes. See Note 15 of the condensed consolidated financial statements included in this Quarterly Report for further details. With the exception of this item, there were no material changes outside the ordinary course of our business in our specified contractual obligations during the six months ended June 30, 2020.
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

Our significant accounting policies are more fully described in Note 1 of our financial statements included in our 2019 Form 10-K, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations on our 2019 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the six months ended June 30, 2020.
Revenue Recognition. We recognize revenue on the release of a test result to an ordering healthcare provider for tests performed based on our estimate of the amount that we will ultimately collect at the time the release is complete. The amount of revenue we recognize is based on the established billing rates less contractual and other adjustments, which yields the constrained amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis, using historical collections, established reimbursement rates and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers and claim denials. The consideration derived from our contracts is fixed when we contract with a direct bill payer who assumes the downstream patient billing. Our ability to collect is not contingent on the customer’s ability to collect through their downstream billing efforts. In the case of some of our laboratory service agreements (“LSAs”) with various organizations, the right to bill and collect exists prior to the receipt of a specimen and release of a test result to the ordering healthcare provider, which results in deferred revenue. The deferred revenue balance is relieved upon the release of the applicable patient’s test result to the ordering healthcare provider or as of the date that breakage occurs (tests that are not returned to our laboratory for processing by their contracted deadline) for certain LSAs. We consider this breakage date to be the time at which the patient or direct bill payer obtains control of the promised test service. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted. Finally, should we later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.
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

In March 2020, we recognized goodwill of $30.4 million from the acquisitions of Paradigm and Viomics. We evaluate goodwill impairment on an annual basis or more frequently should an event or change in circumstance occur that indicates that the carrying amount is in excess of the fair value. There were no impairment losses for the periods ended June 30, 2020 and December 31, 2019. Refer to Note 5 and Note 16 of the condensed consolidated financial statements included in this Quarterly Report for further discussion of the goodwill recorded.
Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of June 30, 2020 and December 31, 2019 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
Prior to 2019, the functional currency for each of our international subsidiaries was its local currency. For 2019 our international subsidiaries use the U.S. dollar as the functional currency, resulting in us not being subject to gains and losses from foreign currency translation of the subsidiary financial statements. In September 2017, Genomic Health (now a wholly owned subsidiary) started entering into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2020, we had open foreign currency forward contracts with notional amounts of $16.0 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In November 2019, the Company acquired all of the outstanding capital stock of Genomic Health (see Note 16 to the accompanying consolidated financial statements for additional information). As of June 30, 2020, management is in the process of evaluating and integrating the internal controls of Genomic Health into the Company’s existing operations. Other than the controls enhanced or implemented to integrate the Genomic Health business, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In connection with our combination with Genomic Health, on June 22, 2020, Suzanne Flannery, a purported former stockholder of Genomic Health, filed a Verified Individual and Class Action Complaint in the Delaware Court of Chancery, captioned Flannery v. Genomic Health, Inc., et al., C.A. No. 2020-0492. The complaint asserts individual and class action claims, including: (i) a violation of 8 Del. C. § 203 by Genomic Health's former directors; (ii) conversion by Genomic Health, Exact and Spring Acquisition Corp.; (iii) breach of fiduciary duty by Genomic Health's former directors; (iv) breach of fiduciary duty by a purported controlling group of former Genomic Health stockholders comprised of funds managed by former Genomic Health directors, Julian Baker and Felix Baker; and (v) aiding and abetting breach of fiduciary duty against Exact, Spring Acquisition and Goldman Sachs & Co. LLC, Genomic Health's financial advisor in the combination. The complaint seeks, among other things, declaratory relief, unspecified monetary damages and attorneys' fees and costs. All defendants intend to move to dismiss the complaint.

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
The COVID-19 outbreak has and may further materially and adversely affect our business and financial results.
The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, together with related precautionary measures, began to materially disrupt our business in March 2020 and may continue to disrupt our business for an unknown period of time. The territories in which we market, sell, distribute and perform our tests are attempting to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. As a result, we anticipate significant impact to at least our 2020 operating results, including our revenues, margins, and cash utilization, among other measures.

Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including requiring most employees to work remotely; suspending field-based, face-to-face interactions by our sales force; requiring on-site employees to undergo COVID-19 testing, wear personal protective equipment (including face masks or shields) and maintain social distancing; pausing all non-essential travel worldwide for our employees; and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. Our commercial partner for Cologuard, Pfizer, Inc. (“Pfizer”) has taken similar precautions, including suspending face-to-face interactions between sales representatives and healthcare providers.
We expect to adjust our precautionary measures at our various locations based on local recovery levels and applicable governmental regulations. For example, a portion of our sales force has recommenced field-based interactions, although access to healthcare providers remains limited. Our business could be negatively affected if we take excessive, ineffective or inadequate precautions.
The COVID-19 pandemic has materially impacted our business, and may continue to impact our business for an unknown period of time. Such impacts may include the following:
•Both our and Pfizer’s sales teams have been, and for an extended period of time may continue to be, limited in their interactions with healthcare providers, and therefore, also limited in their ability to engage in various types of healthcare provider education activities as contemplated by our and Pfizer’s Cologuard promotion agreement;
•We and Pfizer may continue to be limited in performing healthcare provider education and other activities contemplated by the promotion agreement and therefore may not realize the expected benefits from the promotion agreement. Before the pandemic, we were already discussing potential modifications of the promotion agreement with Pfizer, and those discussions have continued and have been affected by the pandemic. Any failure to conclude those negotiations in a manner satisfactory to us and to Pfizer could, among other things, have an adverse impact on our relationship with Pfizer or result in either party electing to terminate the agreement early;
•Healthcare providers or patients have canceled or delayed scheduling, and for an extended period of time may continue to cancel or delay scheduling, standard wellness visits and other non-emergency appointments and procedures (including mammograms and prostate cancer screenings), contributing to a decline in orders for our products or services;
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
•A combination of factors, including infection from the virus, supply shortfalls, and inability to obtain or maintain equipment, could adversely affect our lab capacity and our ability to meet the demand for our testing services. In March of 2020 we began offering a COVID-19 test and by devoting lab capacity to that test, we may experience capacity limitations that adversely affect our ability to provide Cologuard and other tests that may generate more revenue and higher profits; and
•We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.

Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects.
Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of most publicly traded companies, including Exact. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when and if we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.
We currently offer COVID-19 testing, but there can be no assurance that we will continue to be able to successfully offer, perform or generate revenues from the test.
In late March 2020, we began providing COIVD-19 testing. The U.S. Food and Drug Administration (FDA) has granted us Emergency Use Authorization to test for SARS-CoV-2, the virus that causes COVID-19, in upper respiratory samples.
While we have entered into a limited number of contracts to provide COVID-19 testing and expect to pursue additional contracts, there can be no assurance that our efforts to offer and perform COVID-19 testing will be successful. The success of our test, our ability to continue to generate revenues from COVID-19 testing, and our ability to generate profits from COVID-19 testing will depend on a variety of factors, including:
•the level of demand for COVID-19 testing, the price we are able to charge for performing the test, and the length of time for which that demand persists;
•the availability of COVID-19 testing, from other laboratories;
•acceptance of our COVID-19 testing in the medical community;
•the emergence of other forms of COVID-19 testing (including antigen and antibody screening tests) and other sample collection methods, which healthcare providers and patients may prefer to our test;
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

Our business is subject to complex and evolving laws, as well as customer and patient expectations, regarding data privacy, protection and security.
The interpretation and application of consumer, health related and data protection laws in the U.S., Europe and elsewhere are often uncertain, contradictory and in flux. In order to mitigate concerns about overseas data transfers and to comply with provisions of the GDPR and its predecessor regulations, we self-certified with the Department of Commerce for compliance with the U.S.-E.U. Privacy Shield. However, on July 16, 2020, the Court of Justice of the European Union rendered its judgment in Data Protection Commissioner v. Facebook Ireland, invalidating the U.S.-E.U. Privacy Shield program. Although we expect to implement other measures to ensure compliance with the GDPR, the changing legal landscape could cause us to incur substantial costs or change our operations and compliance procedures, all of which may adversely affect our business.
If we fail to comply with the GDPR and other applicable data privacy, protection and security laws, or if we fail to satisfy customer or patient concerns regarding data handling, we could be subject to government enforcement actions, private litigation, civil or criminal penalties, reduced orders and adverse publicity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Fourth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/31/2020	001-35092

4.2	Third Supplemental Indenture, dated February 27, 2020, between the Company and U.S. Bank National Association, as Trustee (including the form of 0.3750% Convertible Senior Notes due 2028).		8-K (Exhibit 4.2)	2/27/2020	001-35092

10.1*	Employment Agreement, dated as of April 20, 2020, by and between Gisela Paulsen and the Registrant	X

10.2*	The Registrant’s Non-Employee Director Compensation Policy, dated April 21, 2020	X

10.3	Amendment No. 1 to Construction Loan Agreement and Construction Note, dated June 30, 2020, by and between Fifth Third Bank, National Association and CG Growth LLC	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2019 filed on October 29, 2019, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements	X

104	The cover page from our Quarterly Report for the period ended September 30, 2019, filed with the Securities and Exchange Commission on October 29, 2019, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)	X
______________
*Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: July 31, 2020	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2020	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer (Principal Financial and Accounting Officer)