Form 10-Q
period 2020-09-30
EXACT SCIENCES CORP
filed 2020-10-27
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2020, the registrant had 150,424,035 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$806,678	$177,254
Marketable securities	476,324	146,401
Accounts receivable, net	206,606	130,667
Inventory	80,427	61,724
Prepaid expenses and other current assets	36,592	40,913
Total current assets	1,606,627	556,959
Long-term Assets:
Property, plant and equipment, net	456,455	455,325
Operating lease right-of-use assets	129,837	126,444
Goodwill	1,237,672	1,203,197
Intangible assets, net	871,660	1,143,550
Other long-term assets, net	52,119	20,293
Total assets	$4,354,370	$3,505,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,061	$25,973
Accrued liabilities	182,945	193,329
Operating lease liabilities, current portion	10,746	7,891
Debt, current portion	1,319	834
Other current liabilities	31,761	8,467
Total current liabilities	252,832	236,494
Long-term Liabilities:
Convertible notes, net	1,554,967	803,605
Long-term debt, less current portion	22,643	24,032
Other long-term liabilities	62,821	34,911
Operating lease liabilities, less current portion	124,007	118,665
Total liabilities	2,017,270	1,217,707
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—150,373,486 and 147,625,696 shares at September 30, 2020 and December 31, 2019	1,505	1,477
Additional paid-in capital	3,865,990	3,406,440
Accumulated other comprehensive income (loss)	1,084	(100)
Accumulated deficit	(1,531,479)	(1,119,756)
Total stockholders’ equity	2,337,100	2,288,061
Total liabilities and stockholders’ equity	$4,354,370	$3,505,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$408,363	$218,805	$1,025,052	$580,718

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	95,061	52,335	254,559	146,301
Research and development	31,471	34,714	107,653	96,471
Sales and marketing	136,481	86,196	423,092	265,325
General and administrative	115,589	80,538	336,265	208,067
Amortization of acquired intangible assets	23,430	748	70,199	2,256
Intangible asset impairment charge	209,666	—	209,666	—
Total operating expenses	611,698	254,531	1,401,434	718,420

Other operating income	—	—	23,665	—
Loss from operations	(203,335)	(35,726)	(352,717)	(137,702)

Other income (expense)
Investment income, net	2,523	9,093	5,532	23,417
Interest expense	(23,582)	(13,209)	(71,647)	(47,911)
Total other income (expense)	(21,059)	(4,116)	(66,115)	(24,494)

Net loss before tax	(224,394)	(39,842)	(418,832)	(162,196)

Income tax benefit (expense)	4,510	(683)	7,109	230

Net loss	$(219,884)	$(40,525)	$(411,723)	$(161,966)

Net loss per share—basic and diluted	$(1.46)	$(0.31)	$(2.76)	$(1.26)

Weighted average common shares outstanding—basic and diluted	150,155	129,567	149,346	128,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(219,884)	$(40,525)	$(411,723)	$(161,966)
Other comprehensive loss, before tax:
Unrealized gain on available-for-sale investments	(405)	(2,697)	1,159	1,431
Foreign currency adjustment	—	—	25	—
Comprehensive loss, before tax	(220,289)	(43,222)	(410,539)	(160,535)
Income tax expense related to items of other comprehensive loss	—	643	—	(341)
Comprehensive loss, net of tax	$(220,289)	$(42,579)	$(410,539)	$(160,876)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2020	147,625,696	$1,477	$3,406,440	$(100)	$(1,119,756)	$2,288,061
Equity component of convertible notes, net of tax and issuance costs	—	—	346,641	—	—	346,641
Settlement of convertible notes, net of tax	—	—	(64,199)	—	—	(64,199)
Exercise of common stock options	160,286	2	4,298	—	—	4,300
Issuance of common stock to fund the Company’s 2019 401(k) match	136,559	1	12,006	—	—	12,007
Compensation expense related to issuance of stock options and restricted stock awards	1,141,376	11	29,549	—	—	29,560
Issuance of common stock for business combinations	382,947	4	28,593	—	—	28,597
Net loss	—	—	—	—	(105,697)	(105,697)
Accumulated other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Balance, March 31, 2020	149,446,864	$1,495	$3,763,328	$(1,717)	$(1,225,453)	$2,537,653
Exercise of common stock options	208,434	2	6,636	—	—	6,638
Compensation expense related to issuance of stock options and restricted stock awards	157,579	2	40,037	—	—	40,039
Purchase of employee stock purchase plan shares	167,921	2	9,797	—	—	9,799
Net loss	—	—	—	—	(86,142)	(86,142)
Accumulated other comprehensive income	—	—	—	3,206	—	3,206
Balance, June 30, 2020	149,980,798	$1,501	$3,819,798	$1,489	$(1,311,595)	$2,511,193
Exercise of common stock options	140,145	1	4,469	—	—	4,470
Compensation expense related to issuance of stock options and restricted stock awards	249,197	2	41,474	—	—	41,476
Issuance of common stock for business combinations	3,346	1	249	—	—	250
Net loss	—	—	—	—	(219,884)	(219,884)
Accumulated other comprehensive loss	—	—	—	(405)	—	(405)
Balance, September 30, 2020	150,373,486	$1,505	$3,865,990	$1,084	$(1,531,479)	$2,337,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2019	123,192,540	$1,232	$1,716,894	$(1,422)	$(1,035,763)	$680,941
Equity component of convertible notes, net of tax and issuance costs	—	—	268,390	—	—	268,390
Shares issued to settle convertible notes	2,158,991	22	182,413	—	—	182,435
Settlement of convertible notes	—	—	(300,768)	—	—	(300,768)
Exercise of common stock options	235,278	2	3,648	—	—	3,650
Issuance of common stock to fund the Company’s 2018 401(k) match	86,532	1	7,408	—	—	7,409
Compensation expense related to issuance of stock options and restricted stock awards	3,410,481	35	16,131	—	—	16,166
Net loss	—	—	—	—	(82,939)	(82,939)
Accumulated other comprehensive income	—	—	—	1,656	—	1,656
Balance, March 31, 2019	129,083,822	$1,292	$1,894,116	$234	$(1,118,702)	$776,940
Equity component of convertible notes, net of issuance costs	—	—	(22)	—	—	(22)
Exercise of common stock options	78,793	1	1,347	—	—	1,348
Compensation expense related to issuance of stock options and restricted stock awards	104,845	1	20,142	—	—	20,143
Purchase of employee stock purchase plan shares	93,588	1	4,136	—	—	4,137
Net loss	—	—	—	—	(38,502)	(38,502)
Accumulated other comprehensive income	—	—	—	1,488	—	1,488
Balance, June 30, 2019	129,361,048	$1,295	$1,919,719	$1,722	$(1,157,204)	$765,532
Settlement of convertible notes	26	—	1	—	—	1
Exercise of common stock options	178,628	2	1,389	—	—	1,391
Compensation expense related to issuance of stock options and restricted stock awards	278,180	2	24,346	—	—	24,348
Purchase of employee stock purchase plan shares	3	—	—	—	—	—
Stock issuance costs	—	—	(409)	—	—	(409)
Net loss	—	—	—	—	(40,525)	(40,525)
Accumulated other comprehensive loss	—	—	—	(2,054)	—	(2,054)
Balance, September 30, 2019	129,817,885	$1,299	$1,945,046	$(332)	$(1,197,729)	$748,284
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(411,723)	$(161,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,345	21,920
Loss on disposal of property, plant and equipment	930	880
Unrealized gain on equity investments	(1,183)	—
Deferred tax benefit	(7,976)	(341)
Stock-based compensation	111,075	60,657
Loss on settlement of convertible notes	7,954	10,558
Amortization of convertible note debt discount and issuance costs	55,222	30,778
Amortization of deferred financing costs and other liabilities	(3,614)	(2,421)
Amortization of premium on short-term investments	1,040	(6,229)
Amortization of acquired intangible assets	70,199	2,256
Intangible asset impairment charge	209,666	—
Non-cash lease expense	11,041	2,681
Changes in assets and liabilities:
Accounts receivable, net	(73,642)	(36,871)
Inventory, net	(18,472)	(14,525)
Operating lease liabilities	(6,135)	(2,628)
Accounts payable and accrued liabilities	(7,608)	16,279
Other assets and liabilities	34,959	(7,382)
Net cash provided by (used in) operating activities	25,078	(86,354)
Cash flows from investing activities:
Purchases of marketable securities	(890,012)	(604,129)
Maturities and sales of marketable securities	559,907	1,449,330
Purchases of property, plant and equipment	(47,782)	(130,970)
Business combination, net of cash acquired	(6,658)	—
Investments in privately held companies	(10,610)	—
Other investing activities	(244)	(530)
Net cash provided by (used in) investing activities	(395,399)	713,701
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	1,125,547	729,477
Proceeds from exercise of common stock options	15,408	6,389
Proceeds in connection with the Company’s employee stock purchase plan	9,799	4,137
Payments on settlement of convertible notes	(150,054)	(493,356)
Other financing activities	(938)	(90)
Net cash provided by financing activities	999,762	246,557
Net increase in cash, cash equivalents and restricted cash	629,441	873,904
Cash, cash equivalents and restricted cash, beginning of period	177,528	160,430
Cash, cash equivalents and restricted cash, end of period	$806,969	$1,034,334

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$7,209	$16,933
Unrealized gain on available-for-sale investments, before tax	$1,159	$1,431
Issuance of 136,559 and 86,535 shares of common stock to fund the Company’s 401(k) matching contribution for 2019 and 2018, respectively	$12,007	$7,409
Issuance of 2,159,017 shares of common stock upon settlement of convertible notes	$—	$182,435
Retirement of equity component of convertible notes settled	$(64,199)	$(300,768)
Issuance of 386,293 shares for business combination	$28,847	$—
Supplemental disclosure of cash flow information:
Interest paid	$9,239	$4,944
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K (the “2019 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2019 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2019 Form 10-K.
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

The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to enact broad precautionary measures, including “stay-at-home” orders, restrictions on the performance of “non-essential” services, public gatherings and travel. Health systems, including key markets where the Company operates, have been, or may be, overwhelmed with high volumes of patients suffering from COVID-19. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities such as preventive-care medical visits. Medical practices continue to be cautious about allowing individuals, such as sales representatives, into their offices. Many individuals continue to work from home rather from an office setting. The Company cannot forecast when the COVID-19 pandemic will end or the extent to which practices that have emerged during the pandemic will continue once it subsides.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, equity investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
In April 2020, the Company received $23.7 million from the United States Department of Health and Human Services (“HHS”) as a distribution from the Public Health and Social Services Emergency Fund provided for in the CARES Act. The fund payments are grants, not loans, and HHS will not require repayment provided the funds are utilized to offset expenses incurred to address COVID-19 or to replace lost revenues. The Company accepted the terms and conditions of the grant in May 2020 and recognized the entire $23.7 million during the nine months ended September 30, 2020, due to lost revenue attributable to COVID-19, which is reflected in other operating income in the condensed consolidated statement of operations. The Company cannot predict the extent to which it might receive any additional funds to be paid out under the Provider Relief Fund, and to what extent the financial impact of receiving such funds might offset the broad implications of the COVID-19 pandemic, which include increases in the Company’s costs and lost revenues.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Allowance for Doubtful Accounts
The Company estimates an allowance for doubtful accounts against accounts receivable using historical collection trends, aging of accounts, current and future implications surrounding the ability to collect such as economic conditions, and regulatory changes. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events or other substantive evidence indicate that expected collections will be less than applicable accrual rates. At September 30, 2020 and December 31, 2019, the allowance for doubtful accounts recorded was not material to the Company’s condensed consolidated balance sheets. For the three and nine months ended September 30, 2020 and 2019, there was an immaterial amount of bad debt expense written off against the allowance and charged to operating expense.
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
Inventory consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Raw materials	$33,842	$24,958
Semi-finished and finished goods	46,585	36,766
Total inventory	$80,427	$61,724

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Investments in privately held companies determined to be equity securities are accounted for as non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in investment income, net in the condensed consolidated statements of operations.
Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities, in accordance with the applicable accounting guidance for such investments.
Derivative Financial Instruments
The Company hedges a portion of its foreign currency exposures related to outstanding monetary assets and liabilities using foreign currency forward contracts. The foreign currency forward contracts are included in prepaid expenses and other current assets or in accrued liabilities in the condensed consolidated balance sheets, depending on the contracts’ net position. These contracts are not designated as hedges, and as a result, changes in their fair value are recorded in other income (expense) in the condensed consolidated statements of operations. There were no gains or losses recorded for the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020 and December 31, 2019, the Company had open foreign currency forward contracts with notional amounts of $18.2 million and $17.9 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was zero at September 30, 2020 and December 31, 2019.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Intangible Assets
Purchased intangible assets are recorded at fair value. The Company uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants.
Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the three and nine months ended September 30, 2020 and 2019 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.
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
Capitalized IPR&D projects are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers various factors for potential impairment, including the current legal and regulatory environment, current and future strategic initiatives and the competitive landscape. Adverse clinical trial results, significant delays in obtaining marketing approval, the inability to bring a product to market and the introduction or advancement of competitors' products could result in partial or full impairment of the related intangible assets.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Impairment of Long-Lived Assets
The Company evaluates the fair value of long-lived assets, which include property, plant and equipment, finite-lived intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Refer to Note 5 for discussion of the impairment charges recorded during the nine months ended September 30, 2020.
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
Leases
The Company acts as lessee in its lease agreements, which include operating leases for corporate offices, laboratory space, warehouse space, vehicles and certain laboratory and office equipment, and finance leases for certain equipment and vehicles.
The Company determines whether an arrangement is, or contains, a lease at inception. At the beginning of fiscal year 2019, the company adopted ASC Topic 842. The Company records the present value of lease payments as right-of-use (“ROU”) assets and lease liabilities on the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments based on the present value of lease payments over the lease term. Classification of lease liabilities as either current or non-current is based on the expected timing of payments due under the Company’s obligations.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. “Reasonably certain” is assessed internally based on economic, industry, company, strategic and contractual factors. The leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the lease for up to 10 years, and some of which include options to terminate the lease within 1 year. Operating lease expense and amortization of finance lease ROU assets are recognized on a straight-line basis over the lease term as an operating expense. Finance lease interest expense is recorded as interest expense on the Company’s condensed consolidated statements of operations.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2020	2019
Shares issuable in connection with acquisitions	157	—
Shares issuable upon exercise of stock options	2,429	2,199
Shares issuable upon the release of restricted stock awards	4,654	3,902
Shares issuable upon conversion of convertible notes	20,309	12,197
	27,549	18,298
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue Recognition
Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. To determine revenue recognition for the arrangements that the Company determines are within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 2 for further discussion.
Foreign Currency Transactions
Prior to 2019, the Company’s international subsidiaries’ functional currency was the local currency and assets and liabilities were translated into U.S. dollars at the period-end exchange rate or historical rates, as appropriate. Condensed consolidated statements of operations were translated at average exchange rates for the period, and the cumulative translation adjustments resulting from changes in exchange rates were included in the Company’s condensed consolidated balance sheet as a component of additional paid-in capital. In 2019 and 2020, the Company’s international subsidiaries use the U.S. dollar as the functional currency, resulting in the Company not being subject to gains and losses from foreign currency translation of the subsidiary financial statements. The Company recognizes gains and losses from foreign currency transactions in the condensed consolidated statements of operations. Net foreign currency transaction gains or losses were not material to the condensed consolidated statements of operations for the periods presented.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The updates also require available-for-sale debt security credit losses to be recognized as allowances rather than a reduction in amortized cost. The guidance was adopted by the Company on January 1, 2020. The requirements of the ASU did not result in the recognition of a material allowance for current expected credit losses, as the Company’s analysis of collectability looks at historical experience as well as current and future implications surrounding the ability to collect. Adoption of the updated guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In August 2018, the FASB issued ASU 2018-15, Intangibles –Goodwill and Other –Internal-Use Software (Subtopic 350-40). The update provided guidance for evaluating the accounting for fees paid by a customer in a cloud computing arrangement that is a service contract. The guidance was adopted on a prospective basis, beginning on January 1, 2020 and it did not have a material impact on the Company's condensed consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2020, The Financial Accounting Standards Board issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the update, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted EPS. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.
(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype DX, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The core principle of ASC 606 is that the Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to collect in exchange for those goods or services. The Company recognizes revenues from its products in accordance with that core principle, and key aspects considered by the Company include the following:
Contracts
The Company’s customer is primarily the patient, but the Company does not enter into a formal reimbursement contract with a patient. The Company establishes a contract with a patient in accordance with other customary business practices which is the point in time an order is received from a provider and a patient specimen has been returned to the laboratory for testing. Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with Center for Medicare & Medicaid Services (“CMS”) and applicable reimbursement contracts established between the Company and payers. However, when an order is received for a patient with no active insurance or insurance that does not cover the Company’s testing services, the Company requires payment from the patient prior to the commencement of the Company’s performance obligations. The Company’s consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.
Under the Company’s Laboratory Service Agreements (“LSA”) and Laboratory Reference Agreements (“LRA”) the Company contracts with a direct bill payer who is the customer for an agreed upon amount of laboratory testing services for a specified amount of time at a fixed reimbursement rate, and certain of the Company’s LSAs obligate the customer to pay for testing services prior to result.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer. The Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. Or, in the context of some of the Company’s LSAs, the satisfaction of the performance obligation occurs when a specimen sample is not returned to the laboratory for processing before the end of the allotted testing window. The Company elects the practical expedient related to the disclosure of unsatisfied performance obligations, as the duration of time between providing testing supplies, the receipt of a specimen sample, and the release of a test result to the ordering healthcare provider is far less than one year.
Transaction price
The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected to be collected from a contract with a customer may include fixed amounts, variable amounts, or both.
Fixed consideration is derived from the Company’s LSA, LRA, and direct bill payer contracts that exist between the Company and the direct bill payers who assume the downstream patient billing. The contracted reimbursement rate is deemed to be fixed as the Company expects to fully collect all amounts billed under these relationships. Variable consideration is primarily derived from third party and patient billing and can result due to several factors such as the amount of contractual adjustments, any patient co-payments, deductibles or patient adherence incentives, the existence of secondary payers, and claim denials.
The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, patient insurance eligibility and payer reimbursement contracts.
The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. Revenue recognized from changes in transaction prices was $0.5 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. Revenue recognized from changes in transaction prices was $9.1 million and $4.6 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Allocate transaction price
The transaction price is allocated entirely to the performance obligation contained within the contract with a customer.
Point in time recognition
The Company’s single performance obligation is satisfied at a point in time. That point in time is defined as the date the Company releases a result to the ordering healthcare provider, or, in the context of some of the Company’s LSAs, that point in time could be the date the allotted testing window ends if a specimen sample is not returned to the laboratory for processing. The point in time in which revenue is recognized by the Company signifies fulfillment of the performance obligation to the patient or direct bill payer.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Screening
Medicare Parts B & C	$98,847	$108,617	$256,589	$295,103
Commercial	106,002	99,352	280,451	261,521
Other	9,774	10,836	28,367	24,094
Total Screening	214,623	218,805	565,407	580,718
Precision Oncology
Medicare Parts B & C	$33,945	$—	$114,973	$—
Commercial	37,402	—	137,212	—
International	16,243	—	56,227	—
Other	3,989	—	14,493	—
Total Precision Oncology	91,579	—	322,905	—
COVID-19 Testing	$102,161	$—	$136,740	$—
Total	$408,363	$218,805	$1,025,052	$580,718

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Screening revenue primarily includes laboratory service revenue from Cologuard while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX products.
Contract Balances
The timing of revenue recognition, billings and cash collections results in billed accounts receivable and deferred revenue on the condensed consolidated balance sheets. Generally, billing occurs subsequent to the release of a patient’s test result to the ordering healthcare provider, resulting in an account receivable. However, the Company sometimes receives advance payment from a patient or a direct bill payer before a test result is completed, resulting in deferred revenue. The deferred revenue recorded is recognized as revenue at the point in time results are released to the patient’s healthcare provider. Or, in the context of some of the Company’s LSAs, the satisfaction of the performance obligation occurs when a specimen sample is not returned to the laboratory for processing before the end of the allotted testing window.
Deferred revenue balances are reported in other current liabilities in the Company’s condensed consolidated balance sheets and were $22.4 million and $0.6 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, $21.8 million of the Company’s deferred revenue balance is a result of the billing terms pursuant to the existing COVID-19 LSAs with customers.
Revenue recognized for the three months ended September 30, 2020 and 2019, which was included in the deferred revenue balance at the beginning of each period was $5,000 and $0.2 million, respectively. Revenue recognized for the nine months ended September 30, 2020 and 2019, which was included in the deferred revenue balance at the beginning of each period was $0.2 million and $0.5 million, respectively.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at September 30, 2020 and December 31, 2019:

(In thousands)	September 30, 2020	December 31, 2019
Cash, cash equivalents, and restricted cash
Cash and money market	$456,701	$146,932
Cash equivalents	349,977	30,322
Restricted cash (1)	291	274
Total cash, cash equivalents, and restricted cash	806,969	177,528
Marketable securities
Available-for-sale debt securities	474,906	144,685
Equity securities	1,418	1,716
Total marketable securities	476,324	146,401
Total cash and cash equivalents, restricted cash and marketable securities	$1,283,293	$323,929
______________
(1)Restricted cash is included in other long-term assets on the condensed consolidated balance sheets. There was no restricted cash at September 30, 2019.
Available-for-sale debt securities at September 30, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$349,975	$2	$—	$349,977
Total cash equivalents	349,975	2	—	349,977
Marketable securities
Corporate bonds	191,651	970	—	192,621
U.S. government agency securities	257,102	60	—	257,162
Certificates of deposit	10,000	1	—	10,001
Asset backed securities	15,071	51	—	15,122
Total marketable securities	473,824	1,082	—	474,906
Total available-for-sale securities	$823,799	$1,084	$—	$824,883

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Available-for-sale debt securities at December 31, 2019 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss)	Losses in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$30,320	$2	$—	$30,322
Total cash equivalents	30,320	2	—	30,322
Marketable securities
U.S. government agency securities	140,745	10	(73)	140,682
Corporate bonds	4,017	—	(14)	4,003
Total marketable securities	144,762	10	(87)	144,685
Total available-for-sale securities	$175,082	$12	$(87)	$175,007

The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at September 30, 2020:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$349,975	$349,977	$—	$—
Total cash equivalents	349,975	349,977	—	—
Marketable securities
U.S. government agency securities	249,943	249,949	7,159	7,213
Corporate bonds	148,903	149,409	42,748	43,212
Certificates of deposit	10,000	10,001	—	—
Asset backed securities	—	—	15,071	15,122
Total marketable securities	408,846	409,359	64,978	65,547
Total	$758,821	$759,336	$64,978	$65,547
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of September 30, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss (1)
Cash equivalents
U.S. government agency securities	$49,996	$—	$—	$—	$49,996	$—
Total cash equivalents	49,996	—	—	—	49,996	—
Marketable securities
U.S. government agency securities	24,994	—	—	—	24,994	—
Total marketable securities	24,994	—	—	—	24,994	—
Total available-for-sale securities	$74,990	$—	$—	$—	$74,990	$—
______________
(1)Available-for-sale debt securities in an unrealized loss position are insignificant as of September 30, 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluates investments, including investments in privately-held companies, that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2020 and December 31, 2019 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company recorded a realized gain on available-for-sale debt securities of $1,000 and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, net of insignificant realized losses. The Company recorded a realized gain on available-for-sale debt securities of $0.1 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively, net of insignificant realized losses.

The Company recorded a gain of $33,000 and a loss of $0.3 million from its equity securities for the three and nine months ended September 30, 2020 as compared to no gain or loss for the three and nine months ended September 30, 2019.

The gains and losses recorded are included in investment income, net in the Company’s condensed consolidated statements of operations.

(4) PROPERTY, PLANT AND EQUIPMENT
The estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	September 30, 2020	December 31, 2019
Property, plant and equipment
Land	n/a	$4,466	$4,466
Leasehold and building improvements	(1)	113,153	80,352
Land improvements	15 years	3,222	1,766
Buildings	30 - 40 years	200,141	112,815
Computer equipment and computer software	3 years	78,350	65,323
Laboratory equipment	3 - 10 years	136,462	104,008
Furniture and fixtures	3 - 10 years	23,950	14,539
Assets under construction	n/a	26,472	149,687
Property, plant and equipment, at cost		586,216	532,956
Accumulated depreciation		(129,761)	(77,631)
Property, plant and equipment, net		$456,455	$455,325
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.

Depreciation expense for the three months ended September 30, 2020 and 2019 was $19.5 million and $8.4 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $52.9 million and $21.8 million, respectively.
At September 30, 2020, the Company had $26.5 million of assets under construction which consisted of $9.7 million in laboratory equipment, $8.4 million of building and leasehold improvements, $7.9 million in capitalized costs related to software projects, and $0.5 million related to furniture and fixtures. Depreciation will begin on these assets once they are placed into service. The Company expects to incur an additional $2.0 million to complete the laboratory equipment, $13.3 million to complete the building projects and leasehold improvements, $3.6 million to complete the software projects, and minimal costs to complete the furniture and fixtures. These projects are expected to be completed throughout 2020 and 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of September 30, 2020:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at September 30, 2020
Finite-lived intangible assets
Trade name	15.2	$100,700	$(5,683)	$95,017
Customer relationships	13.1	2,700	(359)	2,341
Patents	4.0	10,441	(5,089)	5,352
Acquired developed technology	9.2	814,171	(73,022)	741,149
Supply agreements	6.8	30,000	(3,538)	26,462
Internally developed technology	2.4	1,883	(750)	1,133
Total finite-lived intangible assets		959,895	(88,441)	871,454
Internally developed technology in process	n/a	206	—	206
Total intangible assets		$960,101	$(88,441)	$871,660
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2019:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2019
Finite-lived intangible assets
Trade name	15.9	$100,700	$(961)	$99,739
Customer relationships	13.6	2,700	(224)	2,476
Patents	8.8	22,690	(5,974)	16,716
Acquired developed technology	9.9	806,371	(12,345)	794,026
Supply agreements	7.5	30,000	(571)	29,429
Internally developed technology	2.5	1,229	(336)	893
Total finite-lived intangible assets		963,690	(20,411)	943,279
In-process research and development	n/a	200,000	—	200,000
Internally developed technology in process	n/a	271	—	271
Total intangible assets		$1,163,961	$(20,411)	$1,143,550

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2020, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2020	$23,357
2021	93,322
2022	93,116
2023	92,812
2024	92,421
Thereafter	476,426
$871,454
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life. The amortization expense recorded from these intangible assets is reported in amortization of acquired intangible assets on the condensed consolidated statements of operations.
During the third quarter of 2020, the Company began discussions with Biocartis regarding the termination of its agreements with Biocartis related to the development of an in vitro diagnostic (“IVD”) version of the Oncotype DX Breast Recurrence Score test. As a result, and in connection with the preparation of the financial statements, the Company recorded a non-cash, pre-tax impairment loss of $200.0 million related to the in-process research and development intangible asset that was initially recorded as part of the combination with Genomic Health. The impairment is recorded in intangible asset impairment charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020. See Note 7 for additional information on Biocartis.
During the third quarter of 2020, the Company abandoned certain research and development assets acquired through an asset purchase agreement with Armune Biosciences, Inc. in 2017. These assets were expected to complement the Company’s product pipeline and were expected to have alternative future uses at the time of acquisition; however, due to changes in strategic priorities and efforts during the third quarter of 2020, these assets are no longer expected to be utilized to advance the Company’s product pipeline. As a result, and in connection with the preparation of the financial statements, the Company wrote-off the gross cost basis of the intangible asset of $12.2 million and accumulated amortization of $2.5 million as of September 30, 2020. This write-off resulted in a non-cash, pre-tax impairment loss of $9.7 million, which is recorded in intangible asset impairment charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.
There were no impairment losses for the three and nine months ended September 30, 2019.
Goodwill
As a result of the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”) and Viomics, Inc. (“Viomics”) in March 2020, the Company recognized goodwill of $30.4 million, which includes an immaterial post-acquisition adjustment to goodwill in the second quarter of 2020. Refer to the Company’s 2019 10-K for further discussion on goodwill recorded from previous business combinations.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluates goodwill for possible impairment in accordance with ASC 350 on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company's business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Due to the impact of COVID-19 on the Company’s operations, the Company performed a qualitative assessment of goodwill to determine if an event indicating impairment was present. No such indicators were identified as of September 30, 2020. There were no impairment losses for the periods ended September 30, 2020 and September 30, 2019. During the nine months ended September 30, 2020, the Company recognized a measurement period adjustment to goodwill of $4.0 million related to an increase in Genomic Health’s pre-acquisition deferred tax liability due to finalization of certain income-tax related items.
The change in the carrying amount of goodwill for the periods ended September 30, 2020 and December 31, 2019 is as follows:

(In thousands)
Balance, January 1, 2019	$17,279
Genomic Health acquisition	1,185,918
Balance, December 31, 2019	1,203,197
Paradigm & Viomics acquisition	30,431
Genomic Health acquisition adjustment	4,044
Balance, September 30, 2020	$1,237,672

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
The following table presents the Company’s fair value measurements as of September 30, 2020 along with the level within the fair value hierarchy in which the fair value measurements in their entirety fall.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(In thousands)	Fair Value at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$456,701	$456,701	$—	$—
U.S. government agency securities	349,977	—	349,977	—
Restricted cash	291	291	—	—
Marketable securities
Corporate bonds	192,621	—	192,621	—
U.S. government agency securities	257,162	—	257,162	—
Certificates of deposit	10,001	—	10,001	—
Asset backed securities	15,122	—	15,122	—
Equity Securities	1,418	1,418	—	—
Liabilities
Contingent consideration	(2,638)	—	—	(2,638)
Total	$1,280,655	$458,410	$824,883	$(2,638)

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
There have been no changes in valuation techniques or transfers between fair value measurement levels during the periods ended September 30, 2020 and December 31, 2019. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors. The Company’s marketable equity security investment in Biocartis is classified as a Level 1 instrument. See Note 7 for additional information on Biocartis.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contingent Consideration
In connection with the Biomatrica Acquisition, a contingent earn-out liability was created to account for an additional $20.0 million in contingent consideration that could be earned based upon certain revenue milestones being met. The following table provides a roll-forward of the fair values of the contingent consideration, which includes Level 3 measurements:

(In thousands)	Contingent consideration
Balance, January 1, 2020	$(2,879)
Changes in fair value	—
Gains (losses) recognized in earnings	—
Payments	241
Balance, September 30, 2020	$(2,638)
As of September 30, 2020, the fair value of the contingent earn-out liability is classified as a component of other long-term liabilities in the Company’s condensed consolidated balance sheet.
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
Non-Marketable Equity Investment
The Company has non-marketable equity investments which are initially recorded at the estimated fair value based on observable transactions. The Company has concluded it is not a primary beneficiary with regards to these investments and does not have the ability to exercise significant influence over the investees and thus has not consolidated the investees pursuant to the requirements of ASC 810, Consolidation. The Company will continue to assess its investments and future commitments to the investees and to the extent its relationship with the investees change and whether such change may require consolidation of the investees in future periods. The Company remeasures the fair value only when an observable transaction occurs during the period that would suggest a change in the carrying value of the investment. As of September 30, 2020 and December 31, 2019, the Company had non-marketable equity investments of $23.9 million and $11.8 million, respectively, which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheets. As of September 30, 2020, the balance primarily consists of the Company’s preferred stock investments in 18,258,838 shares of Epic Sciences and 5,025,764 shares of Thrive Earlier Detection Corp. (“Thrive”) of $10.8 million and $12.5 million, respectively. As of December 31, 2019, the balance consists of the Company’s preferred stock investments in Epic Sciences and Thrive Earlier Detection Corp. (“Thrive”) of $10.8 million and $1.0 million, respectively.

The Company purchased 4.0 million shares of Series B Preferred Stock of Thrive for $10.0 million in July 2020. The Company previously held a $1.0 million investment in the Series A Preferred Stock of Thrive, which does not have a readily determinable fair value and therefore, the Company elected the measurement alternative. The rights and obligations of the Series B Preferred Stock are generally the same as the Series A Preferred Stock previously held indicating that the transactions are identical or similar investments. As a result, the Company recorded an unrealized gain of $1.5 million during the three months ended September 30, 2020 in investment income, net on the Company’s condensed consolidated statement of operations to revalue the Company’s initial investment to the value of the Series B Preferred Stock, which was the most recent observable transaction.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There have been no other observable transactions during the three and nine months ended September 30, 2020 and 2019.
Fair Value of Long-Term Debt and Convertible Notes
The Company measures the fair value of its convertible notes and long-term debt for disclosure purposes. The following table summarizes the Company’s outstanding convertible notes and long-term debt:

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
2028 Convertible notes (2)	$796,463	$1,251,085	$—	$—
2027 Convertible notes (2)	506,294	881,631	483,909	843,741
2025 Convertible notes (2)	252,210	494,627	319,696	592,482
Construction loan (3)	23,962	23,962	24,866	24,866
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
Mayo
In June 2009 the Company entered into a license agreement with Mayo Foundation for Medical Education and Research (“Mayo”). The Company’s license agreement with Mayo was most recently amended in September 2020. Under the license agreement, Mayo granted the Company an exclusive, worldwide license to certain Mayo patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain Mayo know-how. The scope of the license covers any screening, surveillance or diagnostic test or tool for use in connection with any type of cancer, pre-cancer, disease or condition.
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
As part of the most recent amendment, the Company agreed to pay Mayo an additional $6.3 million, payable in five annual installments through 2024. The Company paid Mayo the first annual installment of $1.3 million in the third quarter of 2020 and will make all subsequent annual payments in the first quarter of the year beginning in January 2021.
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $0.9 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. The Company incurred charges of $2.8 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
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
Biocartis N.V.
In September 2017, Genomic Health entered into an exclusive license and development agreement with Biocartis, a molecular diagnostics company based in Belgium, to develop and commercialize an IVD version of the Oncotype DX Breast Recurrence Score test on the Biocartis Idylla platform. Under the terms of the license and development agreement, the Company has an exclusive, worldwide, royalty-bearing license to develop and commercialize an IVD version of the Oncotype DX Breast Recurrence Score test on the Biocartis Idylla platform, and an option to expand the collaboration to include additional tests in oncology and urology. The Company has primary responsibility for developing, validating and obtaining regulatory authorizations and registrations for IVD Oncotype DX tests to be performed on the Idylla platform. The Company is also responsible for manufacturing and commercialization activities with respect to such tests.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pursuant to the license and development agreement, Genomic Health recorded a one-time upfront license and option fee of $3.2 million. In December 2017, Genomic Health purchased 270,000 ordinary shares of Biocartis, a public company listed on the Euronext exchange, for a total cost of $4.0 million. This investment was subject to a lock-up agreement that expired in December 2018. The investment has been recognized at fair value, which the Company estimated to be $1.4 million and $1.7 million as of September 30, 2020 and December 31, 2019, respectively, and is included in marketable securities on the Company's condensed consolidated balance sheets.
Under a November 2018 addendum to the license and development agreement, the Company exercised its option to expand the collaboration to include tests in urology and obtained a right of first refusal to add a test for the non-invasive detection of prostate cancer in a pre-biopsy setting.
Additional terms of the license and development agreement and the addendum include the Company’s obligation to pay Biocartis (i) an aggregate of €2.5 million in cash upon achievement of certain milestones, (ii) €2.0 million for the expansion of the collaboration to include additional tests in oncology, and (iii) certain royalties based primarily on the future sales volumes of the Company’s tests performed on the Idylla platform.
The Company is currently in discussions with Biocartis to terminate the agreements. The outcome of these discussions is not determinable at this time. Refer to Note 5 for further information regarding Biocartis.

(8) PFIZER PROMOTION AGREEMENT
In August 2018, the Company entered into a Promotion Agreement (the “Original Promotion Agreement”) with Pfizer Inc. (“Pfizer”), which was amended and restated in October 2020 (the “Restated Promotion Agreement”). The Restated Promotion Agreement extends the relationship between the Company and Pfizer and restructures the manner in which the Company compensates Pfizer for promotion of Cologuard through a service fee, and provision of certain other sales and marketing services related to Cologuard. The Restated Promotion Agreement also includes additional fixed and performance-related fees, some of which retroactively go into effect on April 1, 2020. All payments to Pfizer are recorded in sales and marketing in the Company’s condensed consolidated statements of operations. The Company incurred charges of $15.8 million and $15.8 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended September 30, 2020 and 2019, respectively. The Company incurred charges of $57.6 million and $49.8 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the nine months ended September 30, 2020 and 2019, respectively. Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. The Company incurred charges of $16.0 million and $54.5 million for this service fee during the three and nine months ended September 30, 2019. Under the Restated Promotion Agreement, the service fee was revised to a fee-for-service model, and includes certain fixed fees and performance-related bonuses. The Company incurred charges of $18.0 million and $37.5 million for the service fee during the three and nine months ended September 30, 2020. The Company will also pay Pfizer royalties for Cologuard related revenues over specified thresholds during the last year of the term of the Restated Promotion Agreement. The term of the Restated Promotion Agreement runs through December 31, 2022.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9) STOCKHOLDERS’ EQUITY
Amendment to Certificate of Incorporation
In July 2020, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Sixth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 200 million to 400 million shares. The Certificate of Amendment was approved by the Company’s stockholders at the Company’s 2020 annual meeting in July 2020.
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
Paradigm and Viomics Acquisition Stock Issuance
In March 2020, the Company completed the acquisitions of Paradigm and Viomics. The purchase price for these acquisitions consisted of cash and stock valued at $40.4 million. Of the $40.4 million purchase price, $32.2 million is expected to be settled through the issuance of 0.4 million shares of common stock. Of the $32.2 million that will be settled through the issuance of common stock, $28.8 million was issued as of September 30, 2020, and the remainder was withheld and may become issuable as additional merger consideration on June 3, 2021 subject to the terms and conditions of the acquisition agreements.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in accumulated other comprehensive income (loss) (“AOCI”) for the nine months ended September 30, 2020 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(25)	$(75)	$(100)
Other comprehensive income (loss) before reclassifications	—	1,159	1,159
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period change in accumulated other comprehensive loss	25	1,159	1,184
Balance at September 30, 2020	$—	$1,084	$1,084

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts recognized in AOCI for the nine months ended September 30, 2019 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(25)	$(1,397)	$(1,422)
Other comprehensive loss before reclassifications	—	815	815
Amounts reclassified from accumulated other comprehensive loss	—	616	616
Net current period change in accumulated other comprehensive loss, before tax	—	1,431	1,431
Income tax expense related to items of other comprehensive income	—	(341)	(341)
Balance at September 30, 2019	$(25)	$(307)	$(332)
Amounts reclassified from AOCI for the nine months ended September 30, 2020 and 2019 were as follows:

	Affected Line Item in the Statements of Operations	Nine Months Ended September 30,
Details about AOCI Components (In thousands)		2020	2019
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$—	$616
Foreign currency adjustment	General and administrative	25	—
Total reclassifications		$25	$616

(10) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2016 Inducement Award Plan and the 2000 Stock Option and Incentive Plan (collectively, the “Stock Plans”).
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $41.5 million and $24.3 million in stock-based compensation expense during the three months ended September 30, 2020 and 2019, respectively. The Company recorded $111.1 million and $60.7 million in stock-based compensation expense during the nine months ended September 30, 2020 and 2019, respectively.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In June 2020, the Company modified certain of the operational milestones within the outstanding performance-based equity awards, which were not deemed to have an impact on vesting and no incremental stock-based compensation expense was recorded for the three and nine months ended September 30, 2020. This modification impacted awards held by 36 employees.
In connection with the combination with Genomic Health, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the three and nine months ended September 30, 2020, the Company accelerated zero shares and 43,480 shares of previously unvested stock options, respectively, and 9,786 shares and 38,600 shares of previously unvested restricted stock units, respectively, and recognized the additional non-cash stock-based compensation expense of $0.3 million and $4.2 million, respectively, for the accelerated awards.
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
In connection with the termination in August 2020 of two former Genomic Health employees, the Company accelerated the vesting of 34,619 shares of previously unvested stock options and 6,836 shares of previously unvested restricted stock units as a result of the former employees experiencing a deemed “qualifying termination” under the terms of the merger agreement between the Company and Genomic Health. During the three months ended September 30, 2020, the Company recorded non-cash stock-based compensation of $1.6 million for the accelerated awards. The previously unvested stock options and restricted stock units were converted awards held by the former employees prior to the combination with Genomic Health in November 2019.
In addition, the former employees held awards that were granted subsequent to the combination with Genomic Health that were modified as part of severance agreements with the Company to vest upon separation from service. The former employees will continue to provide consulting services to the Company for a fixed period, but those services were determined to be non-substantive, and therefore the unvested restricted stock units, excluding certain awards that were cancelled pursuant to the severance agreements, were fully expensed in the third quarter of 2020. 36,250 shares of previously unvested restricted stock units were expensed, and the Company recognized the additional non-cash stock-based compensation expense of $2.4 million in the third quarter of 2020.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of each option is based on the assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Option Plan Shares
Risk-free interest rates	(1)	(1)	0.11% - 1.47%	2.54% - 2.59%
Expected term (in years)	(1)	(1)	0.25 - 6.15	6.28
Expected volatility	(1)	(1)	44.19% - 77.51%	64.95% - 65.00%
Dividend yield	(1)	(1)	—%	—%
Weighted average fair value per share of options granted during the period	(1)	(1)	$58.57	$57.11
ESPP Shares
Risk-free interest rates	(2)	(2)	0.12% - 0.2%	2.31% - 2.44%
Expected term (in years)	(2)	(2)	0.5 - 2	0.5 - 2
Expected volatility	(2)	(2)	63.7% - 89.0%	55.0% - 58.0%
Dividend yield	(2)	(2)	—%	—%
Weighted average fair value per share of stock purchase rights granted during the period	(2)	(2)	$30.60	$35.91
______________
(1)The Company did not grant options under its 2010 Omnibus Long-Term Incentive Plan or 2019 Omnibus Long-Term Incentive Plan during the period indicated.
(2)The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the period indicated.

Stock Option, Restricted Stock, and Restricted Stock Unit Activity
A summary of stock option activity under the Stock Plans during the nine months ended September 30, 2020 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2020	2,700,293	$34.01	6.7
Granted	309,143	97.66
Exercised	(509,335)	30.34
Forfeited	(71,364)	82.76
Outstanding, September 30, 2020	2,428,737	$41.45	6.3	$146,939
Exercisable, September 30, 2020	1,577,785	$26.96	5.4	$118,314
______________
(1)The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $29.0 million and $41.7 million, respectively, determined as of the date of exercise.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity under the Stock Plans during the nine months ended September 30, 2020 is as follows:

	Restricted Shares and RSUs	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2020	4,384,005	$63.41
Granted	2,166,913	90.94
Released	(1,615,545)	48.97
Forfeited	(280,899)	80.67
Outstanding, September 30, 2020	4,654,474	$80.10
As of September 30, 2020, there was $285.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.8 years.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As a condition to Fifth Third’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. As of September 30, 2020 and December 31, 2019, the outstanding balance was $24.1 million and $25.0 million, respectively, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the loan balance. The Company capitalized the $0.7 million of interest to the construction project. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.
The Construction Loan Agreement was amended effective June 30, 2020 to include a financial covenant to maintain a minimum liquidity of $250 million and remove the minimum tangible net worth covenant. As of September 30, 2020, the Company is in compliance with the covenant included in the amended agreement.
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
By the end of 2019, the Company had earned and received payment of $4.6 million from the City of Madison. As of September 30, 2020 and December 31, 2019, the Company has recorded a liability of $ $0.3 million and $2.7 million, respectively, in other current liabilities on the Company’s condensed consolidated balance sheets, reflecting when the expected benefit of the financial benefits amortization will reduce future operating expenses.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30, 2020
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,827	$3,744
Operating cash flows from finance leases	125	—
Finance cash flows from finance leases	620	—
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	13,662	20,147
Right-of-use assets obtained in exchange for new finance lease liabilities	17,420	—
______________
(1)For the nine months ended September 30, 2019, this includes right-of-use assets obtained from the initial adoption of ASC 842 of approximately $17.9 million.
As of September 30, 2020 and December 31, 2019, the Company’s right-of-use assets from operating leases are $129.8 million and $126.4 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company has outstanding operating lease obligations of $134.7 million, of which $10.7 million is reported in operating lease liabilities, current portion and $124.0 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2019, the Company had outstanding operating lease obligations of $126.6 million, of which $7.9 million is reported in operating lease liabilities, current portion and $118.7 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases. The Company’s weighted average discount rate and weighted average lease term remaining on operating lease liabilities is approximately 6.83% and 8.95 years, respectively.
As of September 30, 2020 and December 31, 2019, the Company’s right-of-use assets from finance leases are $16.9 million and $0.3 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company has outstanding finance lease obligations of $16.9 million, of which $4.0 million is reported in other current liabilities and $12.9 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2019, the Company had outstanding finance lease obligations of $0.2 million, of which $32,000 is reported in other current liabilities and $0.2 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for finance leases. The Company’s weighted average discount rate and weighted average lease term remaining on finance lease liabilities is approximately 5.87% and 3.86 years, respectively
Legal Matters
The Company is currently responding to civil investigative demands initiated by the United States Department of Justice (“DOJ”) concerning (1) Genomic Health’s compliance with the Medicare Date of Service billing regulations and (2) allegations that the Company offered or gave gift cards to patients in exchange for returning the Cologuard screening test, in violation of the Federal Anti-Kickback Statute and False Claims Act. The Company has

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
been cooperating with these inquires and has produced documents in response thereto. Adverse outcomes from these investigations could include the Company being required to pay treble damages, incur civil and criminal penalties, paying attorneys' fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect the Company's business, financial condition and results of operation.
The DOJ's investigations are still in process and the scope and outcome of the investigations is not determinable at this time. Refer to the Company’s 2019 Form 10-K for additional information on the Company's fair value determination of the pre-acquisition loss contingency related to the Genomic Health investigation. There can be no assurance that any settlement, resolution, or other outcome of these matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company’s financial position.

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
As of September 30, 2020, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $5.9 million from the WEDC. The unpaid portion is $3.1 million, of which $1.6 million is reported in prepaid expenses and other current assets and $1.5 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur. As of September 30, 2020, the Company also has recorded a $0.5 million liability in other current liabilities, which reflects when the expected benefit of the tax credit amortization will reduce future operating expenses.
During the three and nine months ended September 30, 2020, the Company amortized $0.6 million and $1.7 million, respectively, of the tax credits earned as a reduction of operating expenses. During the three and nine months ended September 30, 2019, the Company amortized $0.6 million and $1.8 million, respectively, of the tax credits earned as a reduction of operating expenses.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(15) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheets consisted of the following:

(In thousands)	Coupon Interest Rate	Effective Interest Rate	Fair Value of Liability Component at Issuance (1)	September 30, 2020	December 31, 2019
2028 Convertible notes	0.375%	5.2%	$790,608	$1,150,000	$—
2027 Convertible notes	0.375%	6.3%	472,501	747,500	747,500
2025 Convertible notes	1.000%	6.0%	227,103	315,049	415,049
Total Convertible notes				2,212,549	1,162,549
Less: Debt discount (2)				(628,820)	(342,463)
Less: Debt issuance costs (3)				(28,762)	(16,481)
Net convertible debt				$1,554,967	$803,605
______________
(1)As each of the convertible instruments may be settled in cash upon conversion, for accounting purposes, they were separated into a liability component and an equity component. The amount allocated to the equity component is the difference between the principal value of the instrument and the fair value of the liability component at issuance. The resulting debt discount is being amortized to interest expense at the respective effective interest rate over the contractual term of the debt. A portion of the 2025 Convertible Notes have been extinguished or converted. The fair value of the liability component at issuance reflected above represents the liability value at issuance for the applicable portion of the 2025 Notes which remain outstanding at September 30, 2020. The fair value of the liability component of the 2025 Notes at issuance was $654.8 million with the equity component being $267.9 million.
(2)The unamortized discount consists of the following:

(In thousands)	September 30, 2020	December 31, 2019
2028 Convertible notes	$337,968	$—
2027 Convertible notes	232,038	253,340
2025 Convertible notes	58,814	89,123
Total unamortized discount	$628,820	$342,463

(3)Debt issuance costs consists of the following:

(In thousands)	September 30, 2020	December 31, 2019
2028 Convertible notes	$15,569	$—
2027 Convertible notes	9,168	10,251
2025 Convertible notes	4,025	6,230
Total debt issuance costs	$28,762	$16,481

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
Based on the closing price of our common stock of $101.95 on September 30, 2020, the if-converted values on our 2025 Notes exceed the principal amount by $110.8 million and the 2027 Notes and 2028 Notes do not exceed the principal amount.
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
While the Notes are currently classified on the Company’s condensed consolidated balance sheets at September 30, 2020 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Interest expense includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Debt issuance costs amortization	$1,123	$658	$3,084	$1,989
Debt discount amortization	19,461	10,322	52,138	28,789
Loss on settlement of convertible notes	—	—	7,954	10,558
Coupon interest expense	2,567	1,739	7,065	5,585
Total interest expense on convertible notes	23,151	12,719	70,241	46,921
Other interest expense	431	490	1,406	990
Total interest expense	$23,582	$13,209	$71,647	$47,911
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 7.42, 6.46, and 4.30 years for the 2028 Notes, 2027 Notes, and 2025 Notes, respectively.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The acquisition date fair value of the consideration to be transferred for Paradigm and Viomics was $40.4 million which consists of $32.2 million payable in shares of the Company’s common stock and $8.2 million which was settled through a cash payment. Of the $32.2 million to be settled through the issuance of common stock, $28.8 million was issued as of September 30, 2020, and the remaining $3.4 million, which was withheld and may become payable as additional merger consideration, is included in other current liabilities in the condensed consolidated balance sheet as of September 30, 2020. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition as follows:

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
Refer to the Company’s 2019 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the period ended September 30, 2020, there were no material changes to the purchase price allocation.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
United States	$392,120	$218,805	$968,825	$580,718
Outside of United States	16,243	—	56,227	—
Total revenues	$408,363	$218,805	$1,025,052	$580,718
Long-lived assets located in countries outside of the United States are not significant.

(18) INCOME TAXES
The Company recorded an income tax benefit of $4.5 million and an expense of $0.7 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded an income tax benefit of $7.1 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s income tax benefit recorded during the three and nine months ended September 30, 2020, is primarily related to future limitations on and expiration of certain Federal and State deferred tax assets. As a result of these limitations, the recording of a valuation allowance resulted in a deferred tax liability of approximately $21.5 million remaining as of September 30, 2020, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company’s income tax benefit recorded during the nine months ended September 30, 2019 was primarily related to the intraperiod tax allocation rules that required the Company to allocate the provision for income taxes between continuing operations and other categories of earnings. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $14.4 million and $10.2 million of unrecognized tax benefits at September 30, 2020 and December 31, 2019, respectively. The Company does not anticipate a material change to its unrecognized tax benefits over the next 12 months that would affect its effective tax rate. Unrecognized tax benefits may change during the next 12 months for items that arise in the ordinary course of business.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(19) SUBSEQUENT EVENTS
In October 2020, the Company and Pfizer entered into an Amended and Restated Cologuard Promotion Agreement (the “Restated Agreement”), which modifies, and amends and restates in its entirety, the Promotion Agreement effective August 2018. The term of the Restated Agreement runs until December 31, 2022. The Restated Agreement extends the relationship between the Company and Pfizer and restructures the manner in which the Company compensates Pfizer for promotion of Cologuard and provision of certain other sales and marketing services related to Cologuard. The Company agreed to pay Pfizer specified amounts for each instance Pfizer promotes Cologuard to a healthcare provider that is eligible to prescribe Cologuard, which includes a one-time lump sum payment for the promotion of Cologuard between April 1, 2020 and September 30, 2020. The Company also agreed to pay Pfizer certain bonuses during 2020 and 2021, certain quarterly fees in 2020 and 2021, and a one-time fee in connection with Pfizer securing certain media and advertising for Cologuard for 2022. During the last year of the term of the Restated Agreement, the Company agreed to pay Pfizer a royalty based on Cologuard revenues over a specified threshold. See Note 8 for further discussion on the Promotion Agreement with Pfizer.
On October 26, 2020, the Company acquired all of the outstanding capital stock of Base Genomics Limited, headquartered in Cambridge, England, for $410.0 million in cash, net of cash received and certain other adjustments. This acquisition was funded with cash on hand and is expected to enhance the Company’s efforts in multi-cancer and colorectal cancer screening, as well as other cancers across the continuum.
On October 26, 2020, the Company entered into a definitive agreement and plan of merger (the “Thrive Merger Agreement”) with Thrive Earlier Detection Corporation (“Thrive”), which contemplates that, among other things, Thrive will be merged with and into one of the Company’s wholly owned subsidiaries, with the Company’s previously existing subsidiary surviving. Thrive is a healthcare company dedicated to incorporating earlier cancer detection into routine medical care. The Company expects that combining Thrive’s early-stage screening test, CancerSEEK, with the Company’s scientific platform, clinical organization and commercial infrastructure will establish the Company as a leading competitor in blood-based, multi-cancer screening. Under the terms of the Thrive Merger Agreement, Thrive will receive total consideration of $2.2 billion, of which $1.7 billion would be payable at closing, comprised of 35% in cash and 65% in the Company’s common stock. An additional $450.0 million would be payable in cash based upon the achievement of certain milestones related to the development and commercialization of a blood-based, multi-cancer screening test. The Thrive merger was approved by the Company’s board of directors and the board of directors and stockholders of Thrive. The Company currently expects the Thrive merger to close during the first quarter of 2021, subject to customary closing conditions and regulatory approvals.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans, objectives and the pending acquisition of Thrive Earlier Detection Corporation (“Thrive”) are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, anticipated results of our sales, marketing and patient adherence efforts, expectations concerning payer reimbursement, the anticipated results of our product development efforts, the anticipated benefits of the pending acquisition of Thrive, including estimated synergies and other financial impacts, and the expected timing of completion of the transaction. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (COVID-19) pandemic, including its possible effects on our operations, including our supply chain, and the demand for our products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the success of our efforts to facilitate patient access to Cologuard via telehealth; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of the adoption, modification or repeal of any law, rule, order, interpretation or policy relating to the healthcare system, including without limitation as a result of any judicial, executive or legislative action; the effects of changes in pricing, coverage and reimbursement for our products and services, including without limitation as a result of the Protecting Access to Medicare Act of 2014; recommendations, guidelines and quality metrics issued by various organizations such as the U.S. Preventive Services Task Force, the American Society of Clinical Oncology, the American Cancer Society, and the National Committee for Quality Assurance regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships, such as through our Restated Promotion Agreement with Pfizer, Inc., and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability, and the ability of Thrive and Base Genomics Limited (“Base”), to maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our business acquisitions (including the pending acquisition of Thrive and recent acquisition of Base) cannot be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ (including Thrive’s and Base’s) operations will be greater than expected and the possibility of disruptions to our business during integration efforts and strain on management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; the ability of the

Company and Thrive to receive the required the required regulatory approvals for the pending merger and to satisfy the conditions to the closing of the transaction on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of the Company and Thrive to terminate the merger agreement; possible negative effects of the announcement or the consummation of the pending acquisition of Thrive or recent acquisition of Base on the market price of our common stock and/or on our and/or Thrive’s or Base’s respective businesses, financial conditions, results of operations and financial performance; significant transaction costs and/or unknown liabilities; risks associated with contracts containing consent and/or other provisions that may be triggered by the pending acquisition of Thrive or the recent acquisition of Base; risks associated with potential transaction-related litigation; the ability of Thrive, Base and the combined company to retain and hire key personnel; and the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2019 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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
International Business Background and Products
Prior to our combination with Genomic Health, we did not have international revenue. We now commercialize our Oncotype DX tests internationally through employees in Canada, Japan and six European countries, as well as through exclusive distribution agreements. We have provided our Oncotype DX tests in more than 90 countries outside of the United States. We do not offer Cologuard or COVID-19 testing outside of the U.S.
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
In October 2020 we announced the introduction of the Oncotype MAP™ Pan-Cancer Tissue test (“Oncotype MAP” test). The Oncotype MAP test is a rapid, comprehensive tumor profiling panel that aids therapy selection for patients with advanced, metastatic, refractory, or recurrent cancer. The Oncotype MAP test utilizes next generation sequencing and immunohistochemistry to provide in-depth insights into genomic alterations in hundreds of cancer-related genes. The Oncotype MAP test report supports clinical decision making by showing actionable biomarkers associated with more than 100 evidence-based therapies, over 45 combination therapies, and more than 650 active clinical trial associations. The identification of these biomarkers helps to inform treatment options for a breadth of solid tumor types.

Through our collaboration with Mayo Foundation for Medical Education and Research, we have successfully performed validation studies on multiple types of cancer using tissue, blood and other samples. In September 2020, Mayo agreed to make available certain personnel to provide us product development and research and development assistance through January 2025. We are currently focusing our research and development efforts on building a pipeline of potential future products and services with a focus on improving Cologuard's performance characteristics and on developing blood or other fluid-based (“liquid biopsy”) tests. We expect to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids.
We are pursuing the following opportunities:
•Colon Cancer Screening. We are seeking opportunities to improve upon Cologuard’s performance characteristics. In October 2019, we and Mayo presented at the American College of Gastroenterology’s 2019 Annual Scientific Meeting findings from a blinded-case control study showing enhanced colorectal cancer and advanced adenoma detection using newly discovered methylation biomarkers and hemoglobin. To establish the performance of the novel multi-target stool DNA test in November 2019, we launched the BLUE-C study, a multi-center, prospective study. We expect to enroll more than 10,000 patients 40 years of age and older in the BLUE-C study. The timing of any such enhancements to Cologuard is unknown and would be subject to FDA approval. We are also working to develop a blood-based screening test for colorectal cancer.
•Multi-Cancer Screening Test Development. We are currently seeking to develop a blood-based multi-cancer screening test. In September 2020, we reported that together with Mayo we have identified methylation markers with a 97% average accuracy in identifying cancers in tissue and blood. We also presented results from an internal study using these markers on blood samples that demonstrated 86% sensitivity at 95% specificity when looking at six different cancers.
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
•Development Studies for Oncotype DX Products. We may also conduct or fund clinical studies that could support additional opportunities for our Oncotype DX products. For example, we are exploring clinical studies to expand the use of genomic testing to address additional populations, including higher-risk patients.
Coronavirus (“COVID-19”) Pandemic
The spread of COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to enact broad precautionary measures, including “stay at home” orders, restrictions on the performance of “non-essential” services, public gatherings and travel. Health systems, including in key markets where we operate, have been, or may be, overwhelmed with high volumes of patients suffering from COVID-19. The territories in which we market, sell, distribute and perform our tests are attempting to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Even in the absence of legal restrictions, businesses and individuals may voluntarily continue to limit in-person interactions and practice social distancing, and such behaviors may continue beyond the formal end of the pandemic, The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.
The pandemic and related precautionary measures began to materially disrupt our business in March 2020 and may continue to disrupt our business for an unknown period of time. As a result, we anticipate significant impact to our 2020 operating results, including our revenues, margins, and cash utilization, among other measures.

Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely; suspending field-based, face-to-face interactions by our sales force; requiring on-site employees to undergo COVID-19 testing, wear personal protective equipment (including face masks or shields) and maintain social distancing; pausing all non-essential travel worldwide for our employees; and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. Our commercial partner for Cologuard, Pfizer, Inc. (“Pfizer”), took similar precautions, including suspending face-to-face interactions between sales representatives and healthcare providers.
We expect to adjust our precautionary measures at our various locations based on local recovery levels and applicable governmental regulations. For example, a portion of the Company’s and Pfizer’s sales force has recommenced field-based interactions, although access to healthcare providers remains limited and the resumption of normal activities is expected to be gradual. Our business could be negatively affected if we take excessive, ineffective or inadequate precautions.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive services. That decline negatively impacted Cologuard test orders during the second quarter of 2020 in our Screening business, notwithstanding the availability of alternative ordering channels such as telehealth. During the third quarter, orders have recovered to pre-pandemic levels.
The Precision Oncology business started to see weakening underlying conditions in April 2020 because of COVID-19, more notably in the U.S. prostate business and in certain international geographies. The widespread decrease in preventive services, including mammograms and prostate cancer screenings, negatively impacted Precision Oncology test volumes beginning in May 2020 and continuing throughout the third quarter of 2020 due to the typical lag between cancer screening and genomic test ordering.
Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, third-party actions taken to contain its spread and mitigate its public health effects and the extent to which behavioral changes resulting from the pandemic continue even after it ends.
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

Take Care of our Customers
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there has been a significant and widespread decline in standard wellness visits and preventive services. We have taken steps to limit exposure to COVID-19 based on recommendations from government and health agencies, including limiting field-based, face-to-face interactions by our sales force. The sales team that is not engaged in face-to-face interactions will serve healthcare providers via telephone and online technologies until it is safe to return to the field and practices allow representatives back in their offices.
Preserve Financial Strength
In order to minimize the adverse impacts to our business and operations anticipated during 2020 due to the COVID-19 pandemic, beginning in April 2020, we initiated proactive measures to achieve cost savings. Actions we took included a temporary reduction of base pay for our executive officers and other employees, a reduction in the annual retainer payable to our board of directors, and a reduction of quarterly sales commissions. We implemented a workforce reduction, involuntary furloughs, work schedule reductions, as well as a voluntary furlough program. Additionally, we reduced investments in marketing and other promotional activities, paused certain clinical trial activities, reduced travel and professional services, and delayed or terminated certain capital projects. We also saw a reduction in certain volume based cost of goods sold expenses consistent with the reduction in revenue. These actions have contributed to significant cost savings in 2020 during the nine months ended September 30, 2020.
Recent Events
On October 26, 2020, we entered into a definitive agreement and plan of merger (“Thrive Merger Agreement”) with Thrive, which we currently expect to be completed in the first quarter of 2021. On October 26, 2020, we acquired all of the outstanding stock of Base (“Base Merger Agreement”). Refer to Note 19 in our condensed consolidated financial statements included in this Quarterly Report for additional information.
Results of Operations
We have generated significant losses since inception and, as of September 30, 2020, we had an accumulated deficit of approximately $1.5 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability. As mentioned in further detail above, the COVID-19 outbreak has had an adverse impact on our operations beginning in March 2020. While we have seen recovery in our Screening and Precision Oncology businesses, the impact of the pandemic in the fourth quarter of 2020 and after is uncertain and subject to factors beyond our control.
Revenue. Our revenue is primarily generated by our laboratory testing services, from our Cologuard, Oncotype DX and COVID-19 tests. For the three months ended September 30, 2020 and 2019, we generated Screening revenue of $214.6 million and $218.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we generated Screening revenue of $565.4 million and $580.7 million, respectively. Screening includes laboratory service revenue from Cologuard and revenue from Biomatrica products. For the three months ended September 30, 2020, we generated Precision Oncology revenue of $91.6 million. For the nine months ended September 30, 2020, we generated Precision Oncology revenue of $322.9 million. Precision Oncology includes laboratory service revenue from global Oncotype DX and Paradigm products. For the three and nine months ended September 30, 2020, we also generated $102.2 million and $136.7 million, respectively, in revenue from our COVID-19 testing.
For the three and nine months ended September 30, 2020, our Screening and Precision Oncology testing service revenue was adversely impacted by the effects of the COVID-19 outbreak. In response to the pandemic, we are conducting COVID-19 testing, which has served as additional revenue outside our normal Screening and Precision Oncology testing services.
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
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales increased to $95.1 million for the three months ended September 30, 2020 from $52.3 million for the three months ended September 30, 2019. Cost of sales increased to $254.6 million for the nine months ended September 30, 2020 from $146.3 million for the nine months ended September 30, 2019. The increase in cost of sales is primarily due to costs incurred on our Precision Oncology tests due to the completion of the combination with Genomic Health in November 2019 and costs incurred from our COVID testing.

	Three Months Ended September 30,
Amounts in millions	2020	2019	Change
Production costs	$51.4	$36.5	$14.9
Personnel expenses	26.8	9.4	17.4
Facility and support services	13.3	4.9	8.4
Stock-based compensation	3.5	1.4	2.1
Other cost of sales expenses	0.1	0.1	—
Total cost of sales expense	$95.1	$52.3	$42.8

	Nine Months Ended September 30,
Amounts in millions	2020	2019	Change
Production costs	$134.3	$103.4	$30.9
Personnel expenses	72.5	25.7	46.8
Facility and support services	38.2	13.2	25.0
Stock-based compensation	9.3	3.9	5.4
Other cost of sales expenses	0.3	0.1	0.2
Total cost of sales expense	$254.6	$146.3	$108.3

Research and development expenses. Research and development expenses decreased to $31.5 million for the three months ended September 30, 2020 compared to $34.7 million for the three months ended September 30, 2019. Research and development expenses increased to $107.7 million for the nine months ended September 30, 2020 compared to $96.5 million for the nine months ended September 30, 2019. The decrease during the three months ended September 30, 2020 was primarily due to a reduction of certain direct research and development costs due to the cost saving measures and the timing of certain expenditures as a result of the COVID-19 pandemic. The increase during the nine months ended September 30, 2020 was primarily due to an increase in personnel related costs as a result of the combination with Genomic Health in November 2019, which was partially offset by a reduction in of certain direct research and development costs as discussed above.

	Three Months Ended September 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$13.1	$7.9	$5.2
Direct research and development	7.3	16.4	(9.1)
Stock-based compensation	5.0	6.9	(1.9)
Facility and support services	5.0	1.2	3.8
Professional fees	0.6	1.8	(1.2)
Other research and development	0.5	0.5	—
Total research and development expenses	$31.5	$34.7	$(3.2)

	Nine Months Ended September 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$45.2	$23.7	$21.5
Direct research and development	32.4	51.3	(18.9)
Stock-based compensation	14.6	12.9	1.7
Facility and support services	11.1	3.3	7.8
Professional fees	2.3	3.9	(1.6)
Other research and development	2.1	1.4	0.7
Total research and development expenses	$107.7	$96.5	$11.2

General and administrative expenses. General and administrative expenses increased to $115.6 million for the three months ended September 30, 2020 compared to $80.5 million for the three months ended September 30, 2019. General and administrative expenses increased to $336.3 million for the nine months ended September 30, 2020 compared to $208.1 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily related to the operations of Genomic Health being included in our results after the completion of the combination in November 2019, and an overall increase in headcount, information technology and customer care center costs to support the growth of the Company.

	Three Months Ended September 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$53.7	$29.2	$24.5
Professional and legal fees	15.9	20.1	(4.2)
Stock-based compensation	21.5	11.1	10.4
Facility and support services	13.4	16.1	(2.7)
Other general and administrative	11.1	4.0	7.1
Total general and administrative expenses	$115.6	$80.5	$35.1

	Nine Months Ended September 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$159.3	$85.9	$73.4
Professional and legal fees	52.9	39.4	13.5
Stock-based compensation	54.8	29.6	25.2
Facility and support services	42.4	42.0	0.4
Other general and administrative	26.9	11.2	15.7
Total general and administrative expenses	$336.3	$208.1	$128.2

Sales and marketing expenses. Sales and marketing expenses increased to $136.5 million for the three months ended September 30, 2020 compared to $86.2 million for the three months ended September 30, 2019. Sales and marketing expenses increased to $423.1 million for the nine months ended September 30, 2020 compared to $265.3 million for the nine months ended September 30, 2019. The increase in sales and marketing expenses was a result of additional sales and marketing personnel, including the Precision Oncology team added following the completion of the Genomic Health combination in November 2019, which was partially offset by a reduction in advertising and marketing spend as a result of the COVID-19 pandemic.

	Three Months Ended September 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$67.4	$37.7	$29.7
Direct marketing costs and professional fees	26.9	23.0	3.9
Professional and legal fees	19.5	19.6	(0.1)
Facility and support services	10.5	0.8	9.7
Stock-based compensation	11.5	4.9	6.6
Other sales and marketing expenses	0.7	0.2	0.5
Total sales and marketing expenses	$136.5	$86.2	$50.3

	Nine Months Ended September 30,
Amounts in millions	2020	2019	Change
Personnel expenses	$209.0	$111.0	$98.0
Direct marketing costs and professional fees	90.0	68.9	21.1
Professional and legal fees	56.9	68.5	(11.6)
Facility and support services	33.4	2.4	31.0
Stock-based compensation	32.4	14.3	18.1
Other sales and marketing expenses	1.4	0.2	1.2
Total sales and marketing expenses	$423.1	$265.3	$157.8
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $23.4 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. Amortization of acquired intangible assets increased to $70.2 million for the nine months ended September 30, 2020 compared to $2.3 million for the nine months ended September 30, 2019. The increase in amortization of acquired intangible assets was primarily due to the Genomic Health combination.
Intangible asset impairment charge. Intangible asset impairment charge was $209.7 million for the three and nine months ended September 30, 2020 compared to zero for the three and nine months ended September 30, 2019. The impairment recorded during the nine months ended September 30, 2020 primarily relates to the impairment of the in-process research and development intangible asset acquired as part of the combination with Genomic Health.
Other operating income. Other operating income increased to $23.7 million for the nine months ended September 30, 2020 compared to zero for the nine months ended September 30, 2019. The income generated during the nine months ended September 30, 2020 represents the funding received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund, which was accepted from the Department of Health & Human Services in May 2020.

Investment income, net. Investment income, net decreased to $2.5 million for the three months ended September 30, 2020 compared to $9.1 million for the three months ended September 30, 2019. Investment income, net decreased to $5.5 million for the nine months ended September 30, 2020 compared to $23.4 million for the nine months ended September 30, 2019. The decrease in investment income, net was due to a decrease in realized gains generated from the sale of marketable securities and a decrease in the average rate of return on investments due to an decrease in market interest rates and a lower average balance in marketable securities for the nine months ended September 30, 2020 when compared to the same period in 2019.
Interest expense. Interest expense increased to $23.6 million for the three months ended September 30, 2020 compared to $13.2 million for the three months ended September 30, 2019. Interest expense increased to $71.6 million for the nine months ended September 30, 2020 compared to $47.9 million for the nine months ended September 30, 2019. The increase is primarily due to the issuance of additional convertible notes in February 2020, which was partially offset by lower interest rates on the convertible notes issued in February 2020. Interest expense recorded from our outstanding convertible notes totaled $23.2 million and $12.7 million during the three months ended September 30, 2020 and 2019, respectively. Of the interest expense recorded on outstanding convertible notes for the three months ended September 30, 2020 and 2019, $20.6 million and $11.0 million of interest expense relates to amortization of debt discount and debt issuance costs, respectively. Interest expense recorded from our outstanding convertible notes totaled $62.3 million and $36.4 million during the nine months ended September 30, 2020 and 2019, respectively. Of the interest expense recorded on outstanding convertible notes for the nine months ended September 30, 2020 and 2019, $55.2 million and $30.8 million of interest expense relates to amortization of debt discount and debt issuance costs, respectively. The remaining interest expense recorded on outstanding convertible notes relates to the stated interest that is paid out in cash. In addition to the interest expense recorded on outstanding convertible notes, an additional $8.0 million and $10.6 million was recorded during the nine months ended September 30, 2020 and 2019, respectively, as a result of the settlement of convertible notes. The convertible notes are further described in Note 15 of our condensed consolidated financial statements included in this Quarterly Report. The remaining interest expense for the three and nine months ended September 30, 2020 and 2019, relates to the stated interest on our construction loan.
Income tax benefit (expense). Income tax benefit increased to $4.5 million for the three months ended September 30, 2020 compared to an expense of $0.7 million for the three months ended September 30, 2019. Income tax benefit increased to $7.1 million for the nine months ended September 30, 2020 compared to $0.2 million for the nine months ended September 30, 2019. This increase in income tax benefit is primarily due to future limitations on and expiration of certain Federal and State deferred tax assets.
Liquidity and Capital Resources
We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of the Cologuard, and since the completion of our Genomic Health combination, of Oncotype DX tests. As of September 30, 2020, we had approximately $806.7 million in unrestricted cash and cash equivalents and approximately $476.3 million in marketable securities.
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
Net cash provided by operating activities was $25.1 million for the nine months ended September 30, 2020 compared to cash use of $86.4 million for the nine months ended September 30, 2019. The increase in cash provided by operating activities for the nine months ended September 30, 2020 was primarily due to the increase in revenue and reduction of discretionary operating expenses due to cost saving measures as a result of the COVID-19 pandemic.
Net cash used in investing activities was $395.4 million for the nine months ended September 30, 2020 compared to cash provided of $713.7 million for the nine months ended September 30, 2019. The increase in cash used in investing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily the result of the timing of purchases, sales, and maturities of marketable securities. Excluding the impact of purchases, sales, and maturities of marketable securities, net cash used in investing activities was $65.3 million for the nine months ended September 30, 2020 compared to $131.5 million for the nine months ended September 30, 2019. Cash use consisted primarily of purchases of property and equipment of $47.8 million and $131.0 million for the nine months ended September 30, 2020 and 2019, respectively, investments in privately held companies of $10.6 million, and an acquisition of $6.7 million. There were also minimal purchases of intangible assets during the nine months ended September 30, 2020 and 2019.
Net cash provided by financing activities was $999.8 million for the nine months ended September 30, 2020 compared to $246.6 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received net cash of $1,125.5 million from the issuance of Convertible Notes with a maturity date of March 1, 2028 (the “2028 Notes”), and we used $150.1 million of cash to settle Convertible Notes with an original maturity date of January 15, 2025 (the “2025 Notes”). The cash provided by financing activities for the nine months ended September 30, 2019 was primarily the result of proceeds of $729.5 million from our issuance of Convertible Notes with a maturity date of March 15, 2027 (the “2027 Notes”, and, collectively with the 2025 Notes and 2028 Notes, the “Notes”), and we used $493.4 million of cash to settle a portion of the 2025 Notes. In addition, during the nine months ended September 30, 2020 we received proceeds of $15.4 million from the exercise of stock options and $9.8 million from our employee stock purchase plan.
As described above, on October 26, 2020, we entered into the Base Merger Agreement, under which we acquired Base in a cash transaction valued at approximately $410.0 million.
As described above, on October 26, 2020, we entered into the Thrive Merger Agreement, under which we agreed to acquire Thrive in a cash and stock transaction valued at approximately $2.2 billion, of which $1.7 billion would be payable at closing. We currently expect the merger will be completed in the first quarter of 2021, subject to customary closing conditions and regulatory approvals. We anticipate that cash of approximately $0.6 billion will be required to pay the aggregate cash portion of the merger consideration.
We expect that cash and cash equivalents and marketable securities on hand at September 30, 2020 will be sufficient to fund the cash portion of the purchase price to be paid in connection with the Thrive and Base acquisitions as well as our current operations for at least the next twelve months, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing Cologuard and Oncotype DX and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, we cannot assure that our business will ever generate sufficient cash flow from operations to become profitable.
The spread of COVID-19 and measures to prevent further spread, have significantly disrupted our business, and may continue to disrupt our business for an unknown period of time. The full impact of the outbreak is uncertain at this time and continues to evolve globally. We do not yet know the extent to which COVID-19 will negatively impact our financial results or liquidity. The outbreak has disrupted our operations, as well as the operations and behaviors of healthcare providers, patients and suppliers. Depending on how healthcare providers, patients and suppliers are adversely impacted by the pandemic, as well as the overall duration and severity of the pandemic and changes in behavior that continue even after the pandemic, our liquidity could be materially and adversely affected. Management continues to monitor and assess the evolving developments with respect to COVID-19.
A table reflecting certain of our specified contractual obligations as of December 31, 2019 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2019 Form 10-K. During the nine months ended September 30, 2020, we issued $1,150.0 million in aggregate principal amount of 0.375% Convertible Notes that will mature on March 1, 2028. The holders of the Notes may convert prior to September 1, 2027 only under certain circumstances and may convert at any time after September 1, 2027. The Notes accrue interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. Of the cash received upon issuance of the 2028 Notes, approximately $150.1 million was used to repay a portion of the outstanding principal balance and accrued interest of the 2025 Notes held by certain Noteholders. Upon repayment of such portion of the outstanding principal balance of the 2025 Notes, there was $315.0 million in aggregate principal balance remaining under the 2025 Notes. See Note 15 of the condensed consolidated financial statements included in this Quarterly Report for further details. With the exception of this item, there were no material changes outside the ordinary course of our business in our specified contractual obligations during the nine months ended September 30, 2020.
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
Our significant accounting policies are more fully described in Note 1 of our financial statements included in our 2019 Form 10-K, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations on our 2019 Form 10-K. There have not been any significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.
Revenue Recognition. Revenues are recognized when control of the promised services are transferred to the patient’s healthcare provider, in an amount that reflects the consideration we expect to collect in exchange for those services. The amount of revenue we recognize is based on the established billing rates less contractual and other adjustments, which yields the constrained amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect on a per-payer or per-agreement basis, using historical collections, established reimbursement rates and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers and claim denials. The consideration derived from our contracts is fixed when we contract with a direct bill payer who assumes the downstream patient billing. Our ability to collect is not contingent on the customer’s ability to collect through their downstream billing efforts.
In the case of some of our laboratory service agreements (“LSAs”) with various organizations, the right to bill and collect exists prior to the receipt of a specimen and release of a test result to the ordering healthcare provider, which results in deferred revenue. The deferred revenue balance is relieved upon the release of the applicable patient’s test result to the ordering healthcare provider, the date a non-conforming specimen is received, or as of the date the customer has surpassed the window of time in which they are able to exercise their rights for testing services. We believe these points in time represent our fulfillment of our obligations to the customer.
The quality of our billing operations, most notably those activities that relate to obtaining the correct information in order to bill effectively for services provided, directly impacts the collectability of our receivables and revenue estimates. As such, we continually assess the state of our order to cash cycle for areas of opportunity as we believe adequate operations support our ability to appropriately estimate receivables and revenue. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted. Finally, should we later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.

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
Impairment of Long-Lived Assets. We evaluate the fair value of long-lived assets, which include property, plant and equipment, intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
During the third quarter, we recorded an impairment loss of $200.0 million related to the in-process research and development intangible asset acquired as part of the business combination with Genomic Health and an impairment loss of $9.7 million relating to the abandonment of certain research and development efforts using intangible assets acquired as part of an asset purchase agreement with Armune Biosciences, Inc. The determination to record these impairment charges was made in connection with the preparation of the financial statements as of September 30, 2020. Refer to Note 5 of the condensed consolidated financial statements included in this Quarterly Report for further discussion on the impairment charges recorded.

Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of September 30, 2020 and December 31, 2019 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
Prior to 2019, the functional currency for each of our international subsidiaries was its local currency. For 2019 our international subsidiaries use the U.S. dollar as the functional currency, resulting in us not being subject to gains and losses from foreign currency translation of the subsidiary financial statements. In September 2017, Genomic Health (now a wholly owned subsidiary) started entering into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2020, we had open foreign currency forward contracts with notional amounts of $18.2 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In November 2019, the Company acquired all of the outstanding capital stock of Genomic Health (see Note 16 to the accompanying consolidated financial statements for additional information). As of September 30, 2020, management is in the process of evaluating and integrating the internal controls of Genomic Health into the Company’s existing operations. Other than the controls enhanced or implemented to integrate the Genomic Health business, there have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties.
We are currently responding to civil investigative demands initiated by the United States Department of Justice (“DOJ”) concerning (1) Genomic Health’s compliance with the Medicare Date of Service billing regulations and (2) allegations that we offered or gave gift cards to patients in exchange for returning the Cologuard screening test, in violation of the Federal Anti-Kickback Statute and False Claims Act. We have been cooperating with these inquires and have produced documents in response thereto. Adverse outcomes from these investigations could include our being required to pay treble damages, incur civil and criminal penalties, paying attorney’s fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.

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
The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, together with related precautionary measures, began to materially disrupt our business in March 2020 and may continue to disrupt our business for an unknown period of time. The territories in which we market, sell, distribute and perform our tests are attempting to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities such as preventive-care medical visits. Medical practices continue to be cautious about allowing individuals, such as sales representatives, into their offices. Many individuals continue to work from home rather from an office setting. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. As a result, we anticipate significant impact to at least our 2020 operating results, including our revenues, margins, and cash utilization, among other measures.
Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including requiring most employees to work remotely; suspending field-based, face-to-face interactions by our sales force; requiring on-site employees to undergo COVID-19 testing, wear personal protective equipment (including face masks or shields) and maintain social distancing; pausing all non-essential travel worldwide for our employees; and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. Our commercial partner for Cologuard, Pfizer, Inc. (“Pfizer”), took similar precautions, including suspending face-to-face interactions between sales representatives and healthcare providers.
We expect to adjust our precautionary measures at our various locations based on local recovery levels and applicable governmental regulations. For example, a portion of the Company’s and Pfizer’s sales force has recommenced field-based interactions, although access to healthcare providers remains limited and the resumption of normal activities is expected to be gradual. Our business could be negatively affected if we take excessive, ineffective or inadequate precautions.
The COVID-19 pandemic has materially impacted our business, and may continue to impact our business for an unknown period of time. Such impacts may include the following:
•Both our and Pfizer’s sales teams have been, and for an extended period of time may continue to be, limited in their interactions with healthcare providers, and therefore, also limited in their ability to engage in various types of healthcare provider education activities as contemplated by our and Pfizer’s Cologuard promotion agreement; while we amended and restated our promotion agreement with Pfizer to, among other things, address changes to the operational landscape resulting from the COVID-19 pandemic, our expectations regarding the duration, severity and effects of the pandemic may prove inaccurate, and we may not realize the expected benefits from this agreement;
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
•A combination of factors, including infection from the virus, supply shortfalls, and inability to obtain or maintain equipment, could adversely affect our lab capacity and our ability to meet the demand for our testing services. In March of 2020 we began offering a COVID-19 test and by devoting lab capacity and supplies to that test, we may experience capacity limitations and supply shortfalls that adversely affect our ability to provide Cologuard and other tests that may generate more revenue and higher profits; and
•We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with market current or future market conditions.
Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, third-party actions taken to contain its spread and mitigate its public health effects and short- and long-term changes in the behaviors of medical professionals and patients resulting from the pandemic.
Additionally, the anticipated economic consequences of the COVID-19 pandemic have adversely impacted financial markets, resulting in high share price volatility, reduced market liquidity, and substantial declines in the market prices of the securities of many publicly traded companies. Volatile or declining markets for equities could adversely affect our ability to raise capital when needed through the sale of shares of common stock or other equity or equity-linked securities. If these market conditions persist when and if we need to raise capital, and if we are able to sell shares of our common stock under then prevailing market conditions, we might have to accept lower prices for our shares and issue a larger number of shares than might have been the case under better market conditions, resulting in significant dilution of the interests of our stockholders.
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
•the extent to which we choose to allocate limited laboratory capacity, supplies and other resources to areas of our business other than COVID-19 testing;
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
Our failure to successfully complete or integrate acquisitions, including our recently announced acquisition of Thrive, in the expected timeframes, or to realize all or any part of the anticipated benefits of such acquisitions, may adversely affect our results of operations..
We undertake acquisition activities from time to time. In November 2019, we completed the acquisition of Genomic Health, Inc., and in March 2020, we completed the acquisitions of Paradigm Diagnostics, Inc. and Viomics, Inc. On October 27, 2020, we announced our entry into the Thrive Merger Agreement and our acquisition of Base. Certain risks may exist as a result of these and other acquisition activities, including, among others, that:
•a failure to complete the merger with Thrive, including due to the inability to receive the required regulatory approvals, the occurrence of events that may give rise to the right of one or both of us and Thrive to terminate the Thrive Merger Agreement, a ruling or judgment by a government authority enjoining or prohibiting the Thrive merger, or the failure of us or Thrive to satisfy another closing condition outside of our control, could negatively impact our stock price and our future business and financial results;
•we will incur substantial expenses, and may encounter potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions, in connection with the closing of the Thrive merger and other business acquisitions, including our acquisition of Base, whether or not such acquisitions are completed, and the subsequent integration, reducing our cash available for operations and other uses;
•the pendency of the Thrive merger or other acquisitions could adversely affect our business and operations, including by diverting significant focus of management and other resources and limiting our ability to execute certain business strategies;
•we may be unable to successfully integrate the acquired businesses into our business;

•we may lose key employees;
•we may encounter potential unknown liabilities and unforeseen risks associated with contracts containing consent and/or other provisions that may be triggered by the acquisitions;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2020, we entered into an amendment to a services and license agreement with Mayo Foundation for Medical Education and Research (“Mayo”) relating to medical officer services provided by certain Mayo employees. As part of the agreement, in July 2020 we issued Mayo 4,984 shares of restricted stock.
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
•At the time of the purchase, Mayo was an accredited investor, as defined in Rule 501(a) of the Securities Act.
•Mayo has had access to information regarding Exact and is knowledgeable about us and our business affairs.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 23, 2020, we notified The Nasdaq Stock Market (“Nasdaq”) of an inadvertent noncompliance with Nasdaq Listing Rule 5605(c) (“Rule 5605(c)”), which prohibits members of a listed company’s audit committee from receiving, directly or indirectly, consulting fees of any amount. During the time period from July 25, 2019, to October 22, 2020, Pierre Jacquet, a member of our board of directors, served as a member of our Audit and Finance Committee. Mr. Jacquet is Vice Chairman, Global Healthcare Managing Director at L.E.K. Consulting, a global management consulting firm that we have engaged from time to time to perform strategic consulting services for the

Company. We made payments to L.E.K. Consulting of $359,231 during the period in which Mr. Jacquet served on our Audit and Finance Committee in 2019 and $506,234 during the period in which Mr. Jacquet served on our Audit and Finance Committee in 2020. Mr. Jacquet did not provide the consulting services to the Company and did not receive any direct compensation related thereto. Once it was determined that the payments to L.E.K. Consulting were deemed indirect consulting fees to Mr. Jacquet under Rule 5605(c) by virtue of its requirement that members of a listed company’s audit committee meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”), we promptly corrected the non-compliance. Daniel Levangie, who our board of directors has determined meets the criteria for independence required by Rule 5605(c), succeeded Mr. Jacquet as a member of the Audit and Finance Committee on October 22, 2020.
The notification to Nasdaq was made in accordance with Nasdaq Rule 5625, which requires a company with common securities listed on Nasdaq to report any noncompliance of Nasdaq’s Rule 5600 Series. This report shall not constitute an admission that the inadvertent noncompliance reported herein is material.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Fourth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/31/2020	001-35092

10.1	Second Amended and Restated License Agreement, effective January 31, 2020, by and between Mayo Foundation for Medical Education and Research and the Registrant *	X

10.2	Amended and Restated Cologuard Promotion Agreement by and between the Registrant and Pfizer, Inc.		8-K (Exhibit 10.1)	10/7/2020	001-35092

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2020 filed on October 27, 2020, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements	X

104	The cover page from our Quarterly Report for the period ended September 30, 2020, filed with the Securities and Exchange Commission on October 27, 2020, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)	X
______________
*Confidential portions of this exhibit, indicated by asterisks, have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: October 27, 2020	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2020	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Chief Financial Officer (Principal Financial and Accounting Officer)