Form 10-Q
period 2021-03-31
EXACT SCIENCES CORP
filed 2021-05-04
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2021, the registrant had 171,550,650 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,103,816	$1,491,288
Marketable securities	274,151	348,699
Accounts receivable, net	256,135	233,185
Inventory	89,033	92,265
Prepaid expenses and other current assets	52,167	33,157
Total current assets	1,775,302	2,198,594
Long-term Assets:
Property, plant and equipment, net	482,736	451,986
Operating lease right-of-use assets	161,687	125,947
Goodwill	2,183,915	1,237,672
Intangible assets, net	2,073,932	847,123
Other long-term assets, net	56,945	63,770
Total assets	$6,734,517	$4,925,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,704	$35,709
Accrued liabilities	214,143	233,604
Operating lease liabilities, current portion	15,290	11,483
Debt, current portion	1,319	1,319
Convertible notes, net, current portion	312,832	312,716
Other current liabilities	50,626	38,265
Total current liabilities	628,914	633,096
Long-term Liabilities:
Convertible notes, net, less current portion	1,862,992	1,861,685
Long-term debt, less current portion	22,041	22,342
Other long-term liabilities	414,195	51,342
Operating lease liabilities, less current portion	157,380	121,075
Total liabilities	3,085,522	2,689,540
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—171,293,312 and 159,423,410 shares at March 31, 2021 and December 31, 2020	1,714	1,595
Additional paid-in capital	5,723,977	4,279,327
Accumulated other comprehensive income	364	526
Accumulated deficit	(2,077,060)	(2,045,896)
Total stockholders’ equity	3,648,995	2,235,552
Total liabilities and stockholders’ equity	$6,734,517	$4,925,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$402,077	$347,821

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	109,993	81,606
Research and development	115,567	43,509
Sales and marketing	186,141	167,749
General and administrative	267,727	113,991
Amortization of acquired intangible assets	23,190	23,339
Total operating expenses	702,618	430,194
Loss from operations	(300,541)	(82,373)

Other income (expense)
Investment income, net	31,188	97
Interest expense	(4,616)	(54,604)
Total other income (expense)	26,572	(54,507)

Net loss before tax	(273,969)	(136,880)

Income tax benefit	242,805	2,237

Net loss	$(31,164)	$(134,643)

Net loss per share—basic and diluted	$(0.18)	$(0.91)

Weighted average common shares outstanding—basic and diluted	169,434	148,151
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(31,164)	$(134,643)
Other comprehensive income (loss), before tax:
Unrealized gain on available-for-sale investments	(332)	(1,642)
Foreign currency adjustment	—	25
Comprehensive loss, before tax	(31,496)	(136,260)
Income tax expense related to items of other comprehensive loss	170	—
Comprehensive loss, net of tax	$(31,326)	$(136,260)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2021	159,423,410	$1,595	$4,279,327	$526	$(2,045,896)	$2,235,552
Settlement of convertible notes, net of tax	344	—	26	—	—	26
Exercise of common stock options	967,107	10	8,749	—	—	8,759
Issuance of common stock to fund the Company’s 2020 401(k) match	162,606	2	22,932	—	—	22,934
Compensation expense related to issuance of stock options and restricted stock awards	1,355,435	13	158,239	—	—	158,252
Issuance of common stock for business combination and asset acquisition	9,384,410	94	1,254,704	—	—	1,254,798
Net loss	—	—	—	—	(31,164)	(31,164)
Accumulated other comprehensive loss	—	—	—	(162)	—	(162)
Balance, March 31, 2021	171,293,312	$1,714	$5,723,977	$364	$(2,077,060)	$3,648,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2020	147,625,696	$1,477	$3,178,552	$(100)	$(1,222,381)	$1,957,548
Exercise of common stock options	160,286	2	4,298	—	—	4,300
Issuance of common stock to fund the Company’s 2019 401(k) match	136,559	1	12,006	—	—	12,007
Compensation expense related to issuance of stock options and restricted stock awards	1,141,376	11	29,549	—	—	29,560
Issuance of common stock for business combinations	382,947	4	28,593	—	—	28,597
Net loss	—	—	—	—	(134,643)	(134,643)
Accumulated other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Balance, March 31, 2020	149,446,864	$1,495	$3,252,998	$(1,717)	$(1,357,024)	$1,895,752
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,164)	$(134,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,508	16,006
Loss on disposal of property, plant and equipment	337	272
Unrealized gain on equity investments	(7)	669
Deferred tax benefit	(243,130)	(2,423)
Stock-based compensation	77,292	29,560
Post-combination expense for acceleration of unvested equity	80,960	—
Realized gain on preferred stock investment	(30,500)	—
Loss on settlement of convertible notes	—	50,819
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	1,633	(64)
Amortization of premium on short-term investments	439	53
Amortization of acquired intangible assets	23,190	23,339
Asset acquisition IPR&D expense	52,263	—
Remeasurement of contingent consideration	2,879	—
Non-cash lease expense	5,740	3,329
Changes in assets and liabilities:
Accounts receivable, net	(22,950)	(6,322)
Inventory, net	3,232	(7,469)
Operating lease liabilities	(3,120)	(1,942)
Accounts payable and accrued liabilities	(15,862)	(18,296)
Other assets and liabilities	1,033	(2,715)
Net cash used in operating activities	(77,227)	(49,827)
Cash flows from investing activities:
Purchases of marketable securities	(162,498)	(425,168)
Maturities and sales of marketable securities	236,295	39,143
Purchases of property, plant and equipment	(12,920)	(13,048)
Business combination, net of cash acquired	(343,248)	(6,807)
Asset acquisition	(25,000)	—
Investments in privately held companies	(10,000)	—
Other investing activities	(141)	33
Net cash used in investing activities	(317,512)	(405,847)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	1,125,547
Proceeds from exercise of common stock options	8,759	4,300
Payments on settlement of convertible notes	—	(150,054)
Other financing activities	(1,514)	(313)
Net cash provided by financing activities	7,245	979,480
Net increase (decrease) in cash, cash equivalents and restricted cash	(387,494)	523,806
Cash, cash equivalents and restricted cash, beginning of period	1,491,594	177,528
Cash, cash equivalents and restricted cash, end of period	$1,104,100	$701,334

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$8,697	$13,631
Unrealized gain on available-for-sale investments, before tax	$(332)	$(1,642)
Issuance of 162,606 and 136,559 shares of common stock to fund the Company’s 401(k) matching contribution for 2020 and 2019, respectively	$22,934	$12,007
Issuance of 9,384,410 and 382,947 shares of common stock for business combinations and asset acquisition for 2021 and 2020, respectively	$1,254,798	$28,597
Business combination contingent consideration liability	$331,348	$—
Supplemental disclosure of cash flow information:
Interest paid	$5,274	$3,725
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2020 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2020 Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management, and actual results could differ from those estimates. These estimates include revenue recognition, valuation of intangible assets and goodwill, and accounting for income taxes among others. The Company’s critical accounting policies and estimates are explained further in the notes to the condensed consolidated financial statements in this Quarterly Report and the 2020 Form 10-K.
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, equity investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
The pandemic and related precautionary measures began to materially disrupt the Company's operations in March 2020 and may continue to disrupt the business for an unknown period of time. As a result, the pandemic impacted the Company's revenues and operating results for the three months ended March 31, 2021.
The ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which COVID-19 will negatively impact its financial results or liquidity.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
During the first quarter of 2021, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as described in the Recently Adopted Accounting Pronouncements section below.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2020, The Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the update, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will no longer be available. This standard may be adopted through either a modified retrospective method of transition or a full retrospective method of transition. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.
The Company adopted the standard on January 1, 2021 through application of the full retrospective method of transition. This method of adoption was applied to enhance comparability between the periods presented in the Company’s financial statements. The Company applied the standard to convertible notes outstanding as of the date of the first offering of the Company’s outstanding convertible notes as discussed in Note 9.
The Company’s convertible debt instruments will be accounted for as a single liability measured at its amortized cost. The notes are no longer bifurcated between debt and equity, rather accounted for entirely as debt at face value net of any discount or premium and issuance costs. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of convertible notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase.
As of January 1, 2019, the cumulative effect of adoption resulted in a decrease in additional-paid-in-capital of $260.2 million, a decrease in accumulated deficit of $26.6 million, and an increase to net deferred tax assets of $55.7 million offset by a corresponding increase of $55.7 million in the valuation allowance. As of January 1, 2020, the cumulative effect of adoption resulted in a decrease in additional-paid-in-capital of $227.8 million, an increase in accumulated deficit of $102.6 million, and an increase to the net deferred tax assets of $83.2 million offset by a corresponding increase of $74.7 million in the valuation allowance resulting in a net decrease of $8.5 million in recorded deferred tax liabilities. As of December 31, 2020, the cumulative effect of adoption resulted in an increase in the net carrying amount of convertible notes, net, current portion of $57.3 million and convertible notes, net, less current portion of $540.9 million, a decrease in additional-paid-in-capital of $510.3 million and other long-term liabilities of $10.2 million, an increase in accumulated deficit of $77.7 million, and an increase to net deferred tax assets of $146.0 million offset by a corresponding increase of $135.8 million in the valuation allowance resulting in a net decrease of $10.2 million in recorded deferred tax liabilities. For the three months ended March 31, 2020, interest expense in the condensed consolidated statement of operations increased by $29.4 million as a result of a decrease in cash interest and amortization of debt discounts, premiums, and issuance costs of $13.4 million, which was offset by an increase in loss on extinguishment of $42.8 million in connection with the extinguishment of $100.0 million face value of 2025 Notes, income tax benefit increased by $0.5 million and net loss per share, basic and diluted, reported for the three months ended March 31, 2020 increased by $0.20 per share.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2021	2020
Shares issuable in connection with acquisitions	157	157
Shares issuable upon exercise of stock options	2,633	2,841
Shares issuable upon the release of restricted stock awards	4,433	4,224
Shares issuable upon the release of performance share units	846	599
Shares issuable upon conversion of convertible notes	20,309	20,309
	28,378	28,130

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype DX, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2021	2020
Screening
Medicare Parts B & C	$101,559	$98,159
Commercial	127,874	109,369
Other	10,895	11,924
Total Screening	240,328	219,452
Precision Oncology
Medicare Parts B & C	$43,116	$47,034
Commercial	53,255	54,416
International	26,056	20,936
Other	6,980	5,983
Total Precision Oncology	129,407	128,369
COVID-19 Testing	$32,342	$—
Total	$402,077	$347,821
Screening revenue primarily includes laboratory service revenue from the Cologuard test while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX products.
Revenue recognized from changes in transaction prices was $1.7 million and $5.4 million for the three months ended March 31, 2021 and 2020, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Deferred revenue balances are reported in other current liabilities in the Company’s condensed consolidated balance sheets and were $39.8 million and $25.0 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, $38.5 million of the Company’s deferred revenue balance is a result of the billing terms pursuant to the existing COVID-19 laboratory service agreements (“LSAs”) with customers.
Revenue recognized for the three months ended March 31, 2021 and 2020, which was included in the deferred revenue balance at the beginning of each period was $14.0 million and $0.2 million, respectively. Of the $14.0 million of revenue recognized for the three months ended March 31, 2021, which was included in the deferred revenue balance at the beginning of the period, $13.8 million related to COVID-19 testing.

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash
Cash and money market	$770,267	$901,294
Cash equivalents	333,549	589,994
Restricted cash	284	306
Total cash, cash equivalents, and restricted cash	1,104,100	1,491,594
Marketable securities
Available-for-sale debt securities	274,151	347,178
Equity securities	—	1,521
Total marketable securities	274,151	348,699
Total cash and cash equivalents, restricted cash and marketable securities	$1,378,251	$1,840,293
Available-for-sale debt securities at March 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$318,194	$5	$—	$318,199
Certificates of deposit	15,350	—	—	15,350
Total cash equivalents	333,544	5	—	333,549
Marketable securities
Corporate bonds	143,885	337	(21)	144,201
U.S. government agency securities	7,105	36	—	7,141
Certificates of deposit	90,360	2	(3)	90,359
Commercial paper	27,992	1	(1)	27,992
Asset backed securities	4,450	8	—	4,458
Total marketable securities	273,792	384	(25)	274,151
Total available-for-sale securities	$607,336	$389	$(25)	$607,700
______________
(1)Gains and losses in accumulated other comprehensive income (loss) (“AOCI”) are reported before tax impact.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$589,986	$8	$—	$589,994
Total cash equivalents	589,986	8	—	589,994
Marketable securities
U.S. government agency securities	207,119	52	—	207,171
Asset backed securities	7,070	24	—	7,094
Corporate bonds	132,301	612	—	132,913
Total marketable securities	346,490	688	—	347,178
Total available-for-sale securities	$936,476	$696	$—	$937,172
______________
(1)Gains and losses in AOCI are reported before tax impact.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at March 31, 2021:

	Due one year or less		Due after one year through four years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$318,194	$318,199	$—	$—
Certificates of deposit	15,350	15,350	—	—
Total cash equivalents	333,544	333,549	—	—
Marketable securities
U.S. government agency securities	7,105	7,141	—	—
Corporate bonds	119,523	119,857	24,362	24,344
Certificates of deposit	90,360	90,359	—	—
Asset backed securities	—	—	4,450	4,458
Commercial paper	27,992	27,992	—	—
Total marketable securities	244,980	245,349	28,812	28,802
Total	$578,524	$578,898	$28,812	$28,802

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of March 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents
Certificates of deposit	$11,000	$—	$—	$—	$11,000	$—
Total cash equivalents	11,000	—	—	—	11,000	—
Marketable securities
Corporate bonds	53,635	(21)	—	—	53,635	(21)
Certificates of deposit	32,347	(3)	—	—	32,347	(3)
Commercial paper	9,999	(1)	—	—	9,999	(1)
Total marketable securities	95,981	(25)	—	—	95,981	(25)
Total available-for-sale securities	$106,981	$(25)	$—	$—	$106,981	$(25)
The Company evaluates investments, including investments in privately-held companies, that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2021 and December 31, 2020 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The realized gain recorded on available-for-sale debt securities was not material to the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020.
The Company recorded a loss of $16,000 and $0.7 million from its equity securities for the three months ended March 31, 2021 and 2020, respectively.
The gains and losses recorded are included in investment income, net in the Company’s condensed consolidated statements of operations.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
Raw materials	$40,858	$43,083
Semi-finished and finished goods	48,175	49,182
Total inventory	$89,033	$92,265

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	March 31, 2021	December 31, 2020
Property, plant and equipment
Land	n/a	$4,466	$4,466
Leasehold and building improvements	(1)	138,342	117,865
Land improvements	15 years	4,910	4,864
Buildings	30 - 40 years	200,997	200,980
Computer equipment and computer software	3 years	84,902	75,417
Laboratory equipment	3 - 10 years	156,001	142,110
Furniture and fixtures	3 - 10 years	26,810	24,968
Assets under construction	n/a	22,948	18,854
Property, plant and equipment, at cost		639,376	589,524
Accumulated depreciation		(156,640)	(137,538)
Property, plant and equipment, net		$482,736	$451,986
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended March 31, 2021 and 2020 was $20.5 million and $16.0 million, respectively.
At March 31, 2021, the Company had $22.9 million of assets under construction which consisted of $7.4 million in laboratory equipment, $8.9 million related to building and leasehold improvements, and $6.6 million in capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion in 2021 and 2022.

(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of March 31, 2021:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at March 31, 2021
Finite-lived intangible assets
Trade name	14.6	$100,700	$(8,832)	$91,868
Customer relationships	12.5	2,700	(449)	2,251
Patents	3.5	10,441	(5,758)	4,683
Acquired developed technology	8.7	814,171	(113,525)	700,646
Supply agreements	6.2	30,000	(5,516)	24,484
Total finite-lived intangible assets		958,012	(134,080)	823,932
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,208,012	$(134,080)	$2,073,932

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2020:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2020
Finite-lived intangible assets
Trade name	14.9	$100,700	$(7,258)	$93,442
Customer relationships	12.8	2,700	(404)	2,296
Patents	3.7	10,441	(5,422)	5,019
Acquired developed technology	9.0	814,171	(93,278)	720,893
Supply agreements	6.5	30,000	(4,527)	25,473
Total intangible assets		$958,012	$(110,889)	$847,123
As of March 31, 2021, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2021	$69,572
2022	92,758
2023	92,755
2024	92,421
2025	91,373
Thereafter	385,053
$823,932
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life.
There were no impairment losses for the three months ended March 31, 2021 and 2020.
Goodwill
The change in the carrying amount of goodwill for the periods ended March 31, 2021 and December 31, 2020 is as follows:

(In thousands)
Balance, January 1, 2020	$1,203,197
Paradigm & Viomics acquisition	30,431
Genomic Health acquisition adjustment (1)	4,044
Balance, December 31, 2020	$1,237,672
Thrive acquisition	946,243
Balance, March 31, 2021	$2,183,915
______________
(1)The Company recognized a measurement period adjustment to goodwill related to an increase in Genomic Health’s pre-acquisition deferred tax liability due to finalization of certain income-tax related items.
There were no impairment losses for the three months ended March 31, 2021 and 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table presents the Company’s fair value measurements as of March 31, 2021 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$770,267	$770,267	$—	$—
U.S. government agency securities	318,199	—	318,199	—
Certificates of deposit	15,350	—	15,350	—
Restricted cash	284	284	—	—
Marketable securities
Corporate bonds	144,201	—	144,201	—
Certificates of deposit	90,359	—	90,359	—
Commercial paper	27,992	—	27,992	—
U.S. government agency securities	7,141	—	7,141	—
Asset backed securities	4,458	—	4,458	—
Liabilities
Contingent consideration	(336,540)	—	—	(336,540)
Total	$1,041,711	$770,551	$607,700	$(336,540)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of December 31, 2020 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash and money market	$901,294	$901,294	$—	$—
U.S. government agency securities	589,994	—	589,994	—
Restricted cash	306	306	—	—
Marketable securities
U.S. government agency securities	207,171	—	207,171	—
Corporate bonds	132,913	—	132,913	—
Asset backed securities	7,094	—	7,094	—
Equity securities	1,521	1,521	—	—
Liabilities
Contingent consideration	(2,477)	—	—	(2,477)
Total	$1,837,816	$903,121	$937,172	$(2,477)
There have been no changes in valuation techniques or transfers between fair value measurement levels during the periods ended March 31, 2021 and December 31, 2020. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors. The Company’s marketable equity security investment in Biocartis held as of December 31, 2020 was classified as a Level 1 instrument prior to being sold in the first quarter of 2021.
Contingent Consideration
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain regulatory and product revenue milestones being achieved. A liability is recorded for the estimated fair value of the contingent consideration on the acquisition date. The fair value of the contingent consideration is remeasured at each reporting period, and the change in fair value is recognized within general and administrative expenses on the Company’s condensed consolidated statements of operations.
The fair value of contingent consideration as of March 31, 2021 and December 31, 2020 was $336.5 million and $2.5 million, respectively, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three months ended
(In thousands)	March 31, 2021	March 31, 2020
Beginning balance, January 1,	$2,477	$2,879
Purchase price contingent consideration (1)	331,348	—
Changes in fair value	2,879	—
Payments	(164)	(140)
Ending balance, March 31,	$336,540	$2,739
______________
(1)The increase in the contingent consideration liability during the three months ended March 31, 2021 is due to the contingent consideration associated with the acquisition of Thrive Earlier Detection Corporation (“Thrive”). Refer to Note 17 for further information.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liability recorded relating to the U.S. Food and Drug Administration (“FDA”) approval and Centers for Medicare & Medicaid Services (“CMS”) coverage milestones associated with the Thrive acquisition was $334.2 million as of March 31, 2021. The Company evaluates the fair value of the Thrive related expected contingent consideration and the corresponding liability using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liability. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a rate that considers present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value measurements of contingent consideration for which a liability is recorded include significant unobservable inputs. As of March 31, 2021, the fair value of the contingent consideration liability was determined using a probability of success of 90.0% and a present-value factor of 2.3% to 2.5%, which equates to a weighted average present-value factor of 2.4%. The projected fiscal year of payment range is from 2025 to 2027 for a median projected fiscal year of payment of 2026.
The fair value of the contingent consideration earnout liability related to certain revenue milestones associated with the Biomatrica acquisition was $2.3 million as of March 31, 2021 and is measured using the Monte Carlo Method. As of March 31, 2021, the fair value of the earnout liability was determined using a volume volatility rate of 29.0%, volume discount rate of 13.1%, and a counter party discount rate of 5.2%. The projected fiscal year of payment range is from 2021 to 2023 for a median projected fiscal year of payment of 2022.
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
Non-Marketable Equity Investments
The Company has non-marketable equity investments which are initially recorded at the estimated fair value based on observable transactions. The Company has concluded it is not a primary beneficiary with regards to these investments and does not have the ability to exercise significant influence over the investees and thus has not consolidated the investees pursuant to the requirements of Accounting Standards Codification (“ASC”) 810, Consolidation. The Company will continue to assess its investments and future commitments to the investees and to the extent its relationship with the investees change and whether such change may require consolidation of the investees in future periods. The Company remeasures the fair value only when an observable transaction occurs during the period that would suggest a change in the carrying value of the investment. As of March 31, 2021 and December 31, 2020, the Company had non-marketable equity investments of $26.7 million and $29.1 million, respectively, which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheets. As of March 31, 2021, the balance primarily consists of the Company’s preferred stock investments in 18,258,838 shares of Epic Sciences, Inc. (“Epic Sciences”) and 21,520,648 shares of Renovia, Inc. of $10.8 million and $10.0 million, respectively. As of December 31, 2020, the balance primarily consisted of the Company’s preferred stock investments in Epic Sciences and 5,025,764 shares of Thrive of $10.8 million and $12.5 million, respectively. See Note 17 for additional information regarding the Company’s investment in Thrive.
Other than the Company’s acquisition of Thrive further described in Note 17, there have been no other observable transactions during the three months ended March 31, 2021 and 2020 on the Company’s non-marketable equity investments.
Derivative Financial Instruments
As of March 31, 2021 and December 31, 2020, the Company had open foreign currency forward contracts with notional amounts of $26.4 million and $22.4 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was zero at March 31, 2021 and December 31, 2020, and there were no gains or losses recorded for the three months ended March 31, 2021 and 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(8) LONG-TERM DEBT
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
As a condition to Fifth Third Bank’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. As of March 31, 2021 and December 31, 2020, the outstanding balance was $23.4 million and $23.8 million, respectively, from the Construction Loan, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the loan balance. The Company capitalized the $0.7 million of interest to the construction project. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.
The carrying amount of the Construction Loan approximates fair value due to the short maturity of this instrument. The Construction Loan is privately held with no public market for this debt and therefore is classified as a Level 3 fair value measurement. The change in the fair value during the three months ended March 31, 2021 was due to payments made on the loan resulting in a decrease in the liability.
The Construction Loan Agreement was amended effective June 30, 2020 to include a financial covenant to maintain a minimum liquidity of $250 million and remove the minimum tangible net worth covenant. As of March 31, 2021, the Company is in compliance with the covenant included in the amended agreement.
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
As of December 31, 2019, the Company had earned and received payment of the full $4.6 million from the City of Madison. As of March 31, 2021 and December 31, 2020, the corresponding liability, which reflected when the expected benefit of the tax credit amortization would reduce future operating expenses, has been fully amortized.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of March 31, 2021:

				Fair Value (2)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(21,125)	$1,128,875	$1,493,563	2
2027 Convertible notes - 0.375%	747,500	(13,383)	734,117	1,011,255	2
2025 Convertible notes - 1.000% (1)	315,023	(2,191)	312,832	594,921	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2020:

				Fair Value (2)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(21,878)	$1,128,122	$1,526,625	2
2027 Convertible notes - 0.375%	747,500	(13,937)	733,563	992,306	2
2025 Convertible notes - 1.000% (1)	315,049	(2,333)	312,716	601,744	2
______________
(1)Based on the Company’s share price on the days leading up to March 31, 2021 and December 31, 2020, holders of the 2025 Convertible Notes have the right to convert their debentures. As a result, the 2025 Convertible Notes are included within convertible notes, net, current portion on the condensed consolidated balance sheets.
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
In June 2018, the Company issued and sold an additional $218.5 million in aggregate principal amount of 1.0% Convertible Notes (the “June 2025 Notes”). The June 2025 Notes were issued under the same indenture pursuant to which the Company previously issued the January 2025 Notes (the “Indenture”). The January 2025 Notes and the June 2025 Notes (collectively, the “2025 Notes”) have identical terms (including the same January 15, 2025 maturity date) and are treated as a single series of securities. The net proceeds from the issuance of the June 2025 Notes were approximately $225.3 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company utilized a portion of the proceeds from the issuance of the 2027 Notes to settle a portion of the 2025 Notes in privately negotiated transactions. In March 2019, the Company used cash of $494.1 million and an aggregate of 2.2 million shares of the Company’s common stock valued at $182.4 million for total consideration of $676.5 million to settle $493.4 million of the 2025 Notes, of which $0.7 million was used to pay off interest accrued on the 2025 Notes. The transaction resulted in a loss on settlement of convertible notes of $187.7 million, which is reflected in accumulated deficit in the Company’s condensed consolidated balance sheets. The loss represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of repurchase.
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
In February 2020, the Company used $150.1 million of the proceeds from the issuance of the 2028 Notes to settle $100.0 million of the 2025 Notes, of which $0.1 million was used to pay off interest accrued on the 2025 Notes. The transaction resulted in a loss on settlement of convertible notes of $50.8 million, which is recorded in interest expense in the Company’s condensed consolidated statement of operations. The loss represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of repurchase.
Summary of Conversion Features
Until the six-months immediately preceding the maturity date of the applicable series of Notes, each series of Notes is convertible only upon the occurrence of certain events and during certain periods, as set forth in the Indentures filed at the time of the original offerings. On or after the date that is six-months immediately preceding the maturity date of the applicable series of Notes until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert such Notes at any time. The Notes will be convertible into cash, shares of the Company’s common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of the Company’s common stock, at the Company’s election.
It is the Company’s intent and policy to settle all conversions through combination settlement. The initial conversion rate is 13.26, 8.96, and 8.21 shares of common stock per $1,000 principal amount for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively, which is equivalent to an initial conversion price of approximately $75.43, $111.66, and $121.84 per share of the Company’s common stock for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively. The 2025 Notes, 2027 Notes, and 2028 Notes may be convertible in up to 4.2 million, 6.7 million, and 9.4 million shares, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indentures filed at the time of the original offerings but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indenture), will, under certain circumstances, be entitled to an increase in the conversion rate.
If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
Based on the closing price of the Company’s common stock of $131.78 on March 31, 2021, the if-converted values exceed the principal amount by $235.3 million, $134.7 million, and $93.8 million for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.
Ranking of Convertible Notes
The Notes are the Company’s senior unsecured obligations and (i) rank senior in right of payment to all of its future indebtedness that is expressly subordinated in right of payment to the Notes; (ii) rank equal in right of payment to each outstanding series thereof and to all of the Company’s future liabilities that are not so subordinated, unsecured indebtedness; (iii) are effectively junior to all of the Company’s existing and future secured indebtedness and other secured obligations, to the extent of the value of the assets securing that indebtedness and other secured obligations; and (iv) are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
January 2025 Notes	$10,284
June 2025 Notes	7,363
2027 Notes	14,285
2028 Notes	24,453
The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.
Interest expense includes the following:

	Three Months Ended March 31,
(In thousands)	2021	2020
Coupon interest expense	$2,567	$1,932
Amortization of debt discount and issuance costs	1,449	1,009
Loss on settlement of convertible notes	—	50,819
Total interest expense on convertible notes	4,016	53,760
Other interest expense	600	844
Total interest expense	$4,616	$54,604
The effective interest rates on the 2025 Notes, 2027 Notes, and 2028 Notes for the three months ended March 31, 2021 and 2020 were 1.18%, 0.67%, and 0.64% and 1.26%, 0.67%, and 0.63%, respectively. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.80, 5.96, and 6.92 years for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.

(10) LICENSE AND COLLABORATION AGREEMENTS
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
Mayo
In June 2009 the Company entered into a license agreement with Mayo Foundation for Medical Education and Research (“Mayo”). The Company’s license agreement with Mayo was most recently amended and restated in September 2020. Under the license agreement, Mayo granted the Company an exclusive, worldwide license to certain Mayo patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain Mayo know-how. The scope of the license covers any screening, surveillance or diagnostic test or tool for use in connection with any type of cancer, pre-cancer, disease or condition.
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
As part of the most recent amendment, the Company agreed to pay Mayo an additional $6.3 million, payable in five equal annual installments through 2024. The annual installments are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.2 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
John Hopkins University (“JHU”)
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with JHU for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU proprietary data in the development and commercialization of a blood-based, multi-cancer screening test. The agreement terms include single-digit sales-based royalties and sales-based milestone payments of $10.0 million, $15.0 million, $20.0 million and upon achieving calendar year licensed product revenue using JHU proprietary data of $0.50 billion, $1.00 billion, and $1.50 billion, respectively.

(11) PFIZER PROMOTION AGREEMENT
In August 2018, the Company entered into a Promotion Agreement (the “Original Promotion Agreement”) with Pfizer Inc. (“Pfizer”), which was amended and restated in October 2020 (the “Restated Promotion Agreement”). The Restated Promotion Agreement extends the relationship between the Company and Pfizer and restructures the manner in which the Company compensates Pfizer for promotion of the Cologuard test through a service fee, and provision of certain other sales and marketing services related to the Cologuard test. The Restated Promotion Agreement includes fixed and performance-related fees, some of which retroactively went into effect on April 1, 2020. All payments to Pfizer are recorded in sales and marketing expenses in the Company’s condensed consolidated statements of operations.
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement, the service fee provides a fee-for-service model that includes certain fixed fees and performance-related bonuses. The performance-related bonuses are contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $22.7 million and $19.4 million for the service fee for the three months ended March 31, 2021 and 2020, respectively. The Company incurred charges of $26.6 million and $19.5 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended March 31, 2021 and 2020, respectively. During 2022, and contingent upon the achievement of certain Cologuard test revenue metrics during 2021, the Company will pay Pfizer a royalty based on a low single-digit royalty rate applied to actual 2022 Cologuard test revenues. The term of the Restated Promotion Agreement runs through December 31, 2022.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(12) STOCKHOLDERS’ EQUITY
Thrive Acquisition Stock Issuance
In January 2021, the Company completed its acquisition of Thrive. In connection with the acquisition, which is further described in Note 17, the Company issued 9.3 million common shares that had a fair value of $1.19 billion.
Targeted Digital Sequencing (“TARDIS”) License Acquisition Stock Issuance
In January 2021, the Company acquired a worldwide exclusive license to the TARDIS technology from The Translational Genomics Research Institute (“TGen”), which is further described in Note 17. As part of the consideration transferred, the Company issued 0.2 million shares valued at $27.3 million.
Paradigm and Viomics Acquisition Stock Issuance
In March 2020, the Company completed the acquisitions of Paradigm and Viomics. The purchase price for these acquisitions consisted of cash and stock valued at $40.4 million. Of the $40.4 million purchase price, $32.2 million is expected to be settled through the issuance of 0.4 million shares of common stock. Of the $32.2 million that will be settled through the issuance of common stock, $28.8 million was issued as of March 31, 2021, and the remainder was withheld and may become issuable as additional merger consideration on June 3, 2021 subject to the terms and conditions of the acquisition agreements.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the three months ended March 31, 2021 were as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$526	$526
Other comprehensive loss before reclassifications	(292)	(292)
Amounts reclassified from accumulated other comprehensive loss	(40)	(40)
Net current period change in accumulated other comprehensive loss, before tax	(332)	(332)
Income tax expense related to items of other comprehensive income	170	170
Balance at March 31, 2021	$364	$364
The amounts recognized in AOCI for the three months ended March 31, 2020 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(25)	$(75)	$(100)
Other comprehensive loss before reclassifications	—	(1,642)	(1,642)
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period change in accumulated other comprehensive loss	25	(1,642)	(1,617)
Balance at March 31, 2020	$—	$(1,717)	$(1,717)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three months ended March 31, 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amounts reclassified from AOCI for the three months ended March 31, 2021 and 2020 were as follows:

	Affected Line Item in the Statements of Operations	Three Months Ended March 31,
Details about AOCI Components (In thousands)		2021	2020
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$(40)	$—
Foreign currency adjustment	General and administrative	—	25
Total reclassifications		$(40)	$25

(13) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, and the 2016 Inducement Award Plan (collectively, the “Stock Plans”).
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $163.5 million and $29.6 million in stock-based compensation expense during the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, there was $492.3 million of expected total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.0 years.
In connection with the acquisition of Thrive, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the three months ended March 31, 2021, the Company accelerated 99,014 shares of previously unvested stock options and 27,479 shares of previously unvested restricted stock awards and restricted stock units. During the three months ended March 31, 2021, the Company recorded $13.5 million of non-cash stock-based compensation for the accelerated awards. As further discussed in Note 17, the Company also recorded $86.2 million in stock-based compensation related to accelerated vesting of awards held by Thrive employees in connection with the acquisition.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
The Company determines the fair value of each service-based option award on the date of grant using the Black-Scholes option-pricing model, which utilizes several key assumptions which are disclosed in the following table:

	Three Months Ended March 31,
	2021	2020
Option Plan Shares
Risk-free interest rates	(1)	1.26% - 1.47%
Expected term (in years)	(1)	6.15
Expected volatility	(1)	65.67% - 65.71%
Dividend yield	(1)	—%

______________
(1)The Company did not grant stock options under its 2010 Omnibus Long-Term Incentive Plan or 2019 Omnibus Long-Term Incentive Plan during the period.
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value(1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2021	2,231,059	$39.67	6.0
Granted	—	—
Assumed through acquisition	1,393,748	5.51
Exercised	(967,135)	9.06
Forfeited	(24,850)	66.87
Outstanding, March 31, 2021	2,632,822	$32.57	6.5	$261,190
Vested and expected to vest, March 31, 2021	2,632,822	$32.57	6.5	$261,190
Exercisable, March 31, 2021	1,895,614	$25.36	5.8	$201,724

______________
(1)The weighted average grant date fair value of options granted during the three months ended March 31, 2020 was $58.86.
(2)The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $126.0 million and $10.2 million, respectively, determined as of the date of exercise.
The Company received approximately $8.8 million and $4.3 million from stock option exercises during the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity during the three months ended March 31, 2021 is as follows:

Restricted stock and restricted stock units	Shares	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2021	3,968,214	$79.39
Granted	1,540,278	143.66
Assumed through acquisition	242,123	127.79
Released (1)	(1,197,282)	67.58
Forfeited	(86,286)	94.47
Outstanding, March 31, 2021	4,467,047	$107.05
______________
(1)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $80.9 million and $54.6 million during the three months ended March 31, 2021 and 2020, respectively.
(2)The weighted average grant date fair value of the restricted stock units granted during the three months ended March 31, 2020 was $93.21.
Performance Share Units
The Company issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
In February 2021, the Company issued additional performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of performance share-based compensation arrangements granted under all equity compensation unit activity is as follows:

Performance share units	Shares (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2021	618,515	$93.22
Granted	229,618	147.81
Released	—	—
Forfeited	(2,075)	147.81
Outstanding, March 31, 2021	846,058	$107.90
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of March 31, 2021 was 239,533.
(2)The weighted average grant date fair value of the performance share units granted during the three months ended March 31, 2020 was $98.18.
Employee Stock Purchase Plan (“ESPP”)
There were no shares issued under the 2010 Employee Stock Purchase Plan during the three months ended March 31, 2021 and 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31, 2021
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,558	$5,619
Operating cash flows from finance leases	248	5
Finance cash flows from finance leases	1,203	61
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	40,406	1,254
Right-of-use assets obtained in exchange for new finance lease liabilities	639	663
Weighted-average remaining lease term - operating leases (in years)	8.69	9.50
Weighted-average remaining lease term - finance leases (in years)	3.45	2.60
Weighted-average discount rate - operating leases	6.41%	6.78%
Weighted-average discount rate - finance leases	5.66%	5.44%
_____________
(1)For the three months ended March 31, 2021, this includes right-of-use assets acquired as part of the acquisition of Thrive of $39.0 million.
As of March 31, 2021 and December 31, 2020, the Company’s right-of-use assets from operating leases are $161.7 million and $125.9 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2021, the Company has outstanding operating lease obligations of $172.7 million, of which $15.3 million is reported in operating lease liabilities, current portion and $157.4 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding operating lease obligations of $132.6 million, of which $11.5 million is reported in operating lease liabilities, current portion and $121.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases.
As of March 31, 2021 and December 31, 2020, the Company’s right-of-use assets from finance leases are $17.9 million and $18.6 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of March 31, 2021, the Company has outstanding finance lease obligations of $18.1 million, of which $4.9 million is reported in other current liabilities and $13.2 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding finance lease obligations of $18.7 million, of which $4.7 million is reported in other current liabilities and $14.0 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for finance leases.
The Company executed a lease agreement for a new facility in Redwood City, California that will commence in the second quarter of 2021. The Company anticipates that it will recognize $8.5 million for the operating lease right-of-use assets and $8.4 million for the operating lease liabilities in the condensed consolidated balance sheet, respectively, upon commencement of the lease. The Company executed a lease agreement for a new facility in La Jolla, California that will commence in 2021. The Company anticipates that it will recognize $22.8 million for the operating lease right-of-use assets and $22.8 million for the operating lease liabilities in the condensed consolidated balance sheet, respectively, upon commencement of the lease.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Legal Matters
The Company is currently responding to civil investigative demands initiated by the United States Department of Justice (“DOJ”) concerning (1) Genomic Health’s compliance with the Medicare Date of Service billing regulations and (2) allegations that the Company offered or gave gift cards to patients in exchange for returning the Cologuard screening test, in violation of the Federal Anti-Kickback Statute and False Claims Act. The Company has been cooperating with these inquires and has produced documents in response thereto. Adverse outcomes from these investigations could include the Company being required to pay treble damages, incur civil and criminal penalties, paying attorneys' fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect the Company's business, financial condition and results of operation. Refer to the Company’s 2020 Form 10-K for additional information on the Company's fair value determination of the pre-acquisition loss contingency related to the Genomic Health investigation.
In connection with the Company's combination with Genomic Health, on June 22, 2020, Suzanne Flannery, a purported former stockholder of Genomic Health, filed a Verified Individual and Class Action Complaint in the Delaware Court of Chancery, captioned Flannery v. Genomic Health, Inc., et al., C.A. No. 2020-0492. Flannery amended her complaint on November 23, 2020. The amended complaint asserts individual and class action claims, including: (i) a violation of 8 Del. C. § 203 by Genomic Health, Exact Sciences and a purported controlling group of former Genomic Health stockholders; (ii) conversion by Genomic Health, Exact Sciences and Spring Acquisition Corp.; (iii) breach of fiduciary duty by Genomic Health's former directors; (iv) breach of fiduciary duty by the purported controlling group; and (v) aiding and abetting breach of fiduciary duty against Exact Sciences, Spring Acquisition and Goldman Sachs & Co. LLC, Genomic Health's financial advisor in the combination. The amended complaint seeks, among other things, declaratory relief, unspecified monetary damages and attorneys' fees and costs. All defendants moved to dismiss the amended complaint. Oral argument on defendants’ motions to dismiss the amended complaint has been set for May 2021.
These investigations and litigation matters are still in process and their scope and outcome is not determinable at this time. There can be no assurance that any settlement, resolution, or other outcome of these matters during any subsequent reporting period will not have a material adverse effect on the Company’s results of operations or cash flows for that period or on the Company’s financial position.

(15) NEW MARKET TAX CREDIT
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the NMTC arrangement.

(16) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS
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
As of March 31, 2021, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $7.5 million from the WEDC. The unpaid portion is $1.5 million, which is reported in prepaid expenses and other current assets, reflecting when collection of the refundable tax credits is expected to occur. As of March 31, 2021 and December 31, 2020, the corresponding liability, which reflected when the expected benefit of tax credit amortization would reduce future operating expenses, has been fully amortized.
During the three months ended March 31, 2020, the Company amortized $0.6 million of the tax credits earned as a reduction of operating expenses.

(17) BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Business Combinations
Thrive Earlier Detection Corporation
On January 5, 2021, the Company completed the acquisition (“Thrive Merger”) of all of the outstanding capital stock of Thrive. Thrive, headquartered in Cambridge, Massachusetts, is a healthcare company dedicated to incorporating earlier cancer detection into routine medical care. The Company expects that combining Thrive's early-stage screening test, CancerSEEK, with the Company’s scientific platform, clinical organization and commercial infrastructure will establish the Company as a leading competitor in blood-based, multi-cancer screening. The Company has included the financial results of Thrive in the consolidated financial statements from the date of the combination.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The combination date fair value of the consideration transferred for Thrive was approximately $2.19 billion, which consisted of the following:

(In thousands)
Common stock issued	$1,175,431
Cash	584,996
Contingent consideration	331,348
Fair value of replaced equity awards	52,245
Previously held equity investment fair value	43,034
Total purchase price	$2,187,054
The Company issued 9,323,266 common shares that had a fair value of $1.19 billion based on the average of the high and low market price of the Company's shares on the acquisition date, which was $127.79. Of the total consideration for common stock issued, $1.18 billion was allocated to the purchase consideration and $16.0 million was recorded as compensation within general and administrative expenses in the condensed consolidated statement of operations on the acquisition date due to accelerated vesting of legacy Thrive restricted stock awards (“RSA”) and RSU awards in connection with the acquisition.
The company paid $590.2 million in cash on the acquisition date. Of the total consideration for cash, $585.0 million was allocated to the purchase consideration and $5.2 million was recorded as compensation within general and administrative expenses on the acquisition date due to accelerated vesting of legacy Thrive RSU and RSA awards that were cash-settled in connection with the acquisition.
The contingent consideration arrangement requires the Company to pay up to $450.0 million of additional cash consideration to Thrive’s former shareholders upon the achievement of two discrete events, FDA approval and CMS coverage, for $150.0 million and up to $300.0 million, respectively. The fair value of the contingent consideration arrangement at the acquisition date was $352.0 million. The fair value of the contingent consideration was estimated using a probability-weighted scenario based discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions are described in Note 7. Of the total fair value of the contingent consideration, $331.3 million was allocated to the consideration transferred, $6.4 million was allocated to the Company’s previous ownership interest in Thrive, and $14.3 million was deemed compensatory as participation is dependent on replaced unvested equity awards vesting which requires future service. Compensation expense related to the milestones could be up to $18.2 million undiscounted and will be recognized in the future once probable and payable. As of March 31, 2021, there were no significant changes in the range of outcomes for the contingent consideration recognized as a result of the acquisition of Thrive, although the recognized amount increased by $2.9 million as a result of the passage of time.
The Company replaced unvested stock options, RSUs, and RSAs and vested stock options with a combination-date fair value of $197.0 million. Of the total consideration for replaced equity awards, $52.2 million was allocated to the consideration transferred and $144.8 million was deemed compensatory as it was attributable to post acquisition vesting. Of the total compensation related to replaced awards, $65.0 million was expensed on the acquisition date due to accelerated vesting of stock options in connection with the acquisition and $79.8 million relates to future services and will be expensed over the remaining service periods of the unvested stock options, RSUs, and RSAs on a straight-line basis. Including expense recognized for accelerated vesting of RSUs and RSAs described above, total expected stock-based compensation expense is $166.0 million, of which $86.2 million was recognized immediately to general and administrative expenses in the condensed consolidated statement of operations due to accelerated vesting.
The fair value of the stock options assumed by the Company was determined using the Black-Scholes option pricing model. The fair value of the RSA and RSUs assumed by the Company was determined based on the average of the high and low market price of the Company's shares on the acquisition date. The share conversion ratio of 0.06216 was applied to convert Thrive’s outstanding equity awards for Thrive’s common stock into equity awards for shares of the Company’s common stock.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of options assumed were based on the assumptions in the following table:

Option Plan Shares Assumed
Risk-free interest rates	0.11% - 0.12%
Expected term (in years)	1.26 - 1.57
Expected volatility	65.54% - 71.00%
Dividend yield	—%
Weighted average fair value per share of options assumed	$109.74 - $124.89
The company previously held a preferred stock investment of $12.5 million in Thrive and recognized a gain of approximately $30.5 million on the transaction within investment income, net on the Company’s consolidated statement of operations, which represented the adjustment of the Company’s historical investment to the acquisition date fair value. The fair value of the Company’s previous ownership in Thrive was determined based on the pro-rata share payout applied to the Company’s interest combined with the fair value of the Company’s share of the contingent consideration arrangement, as discussed above.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(In thousands)
Cash and cash equivalents	$241,748
Prepaid expenses and other current assets	3,939
Property, plant and equipment	29,977
Operating lease right-of-use assets	39,027
Other long-term assets	67
In-process research and development (IPR&D)	1,250,000
Total identifiable assets acquired	$1,564,758

Accounts payable	(3,222)
Accrued liabilities	(6,218)
Operating lease liabilities, current portion	(2,980)
Operating lease liabilities, less current portion	(38,622)
Deferred tax liability	(272,905)
Total liabilities assumed	$(323,947)
Net identifiable assets acquired	$1,240,811

Goodwill	946,243
Net assets acquired	$2,187,054
IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the underlying product and expected commercial release. The amounts capitalized are accounted for as indefinite-lived intangible assets, subject to impairment testing, until completion or abandonment of the research and development efforts associated with the projects. The company recorded $1.25 billion of IPR&D related to a project associated with the development of an FDA approved blood-based, multi cancer screening test. The IPR&D asset was valued using the multiple-period excess earnings method approach, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, required rate of return and tax rate, as well as estimates of achievement probability and timing related to the royalty and milestone obligations due to JHU, as described in Note 10.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the research and development workforce expertise, next generation sequencing capabilities and expected synergies. The total goodwill related to this combination is not deductible for tax purposes.
The total purchase price allocation is preliminary and based upon estimates and assumptions that are subject to change within the measurement period as additional information for the estimates is obtained. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the IPR&D asset, as well as finalization of the pre-combination income tax returns.
The net loss before tax of Thrive included in the Company’s consolidated statement of operations from the combination date of January 5, 2021 to March 31, 2021 was $142.8 million.
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Thrive, as though the companies were combined as of the beginning of January 1, 2020.

	Three Months Ended March 31,
(In thousands)	2021	2020
Total revenues	$402,077	$347,821
Net loss before tax	(192,569)	(230,359)
The unaudited pro forma financial information for all periods presented above has been calculated after adjusting the results of Thrive to reflect the business combination accounting effects resulting from this combination. The Company incurred $86.2 million of stock-based compensation expense related to accelerated vesting in connection with the acquisition, $13.5 million of stock-based compensation expense related to accelerated vesting for employees with qualifying termination events, and $10.3 million of transaction costs incurred to execute the acquisition. These expenses are included in general and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2021 and are reflected in pro forma earnings for the three months ended March 31, 2020 in the table above. The Company recorded a realized gain of $30.5 million during the three months ended March 31, 2021 in investment income, net on the Company’s condensed consolidated statement of operations relating to the Company’s pre-acquisition investment in Thrive. This gain has been adjusted to $7.6 million based on the Company’s interest in Thrive as of January 1, 2020 and is reflected in pro forma earnings for the three months ended March 31, 2020 in the table above. The historical consolidated financial statements have been adjusted in the unaudited pro forma combined financial information to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the combination had taken place as of January 1, 2020.
During 2021, the Company incurred $10.3 million of acquisition-related costs recorded in general and administrative expenses in the condensed consolidated statement of operations. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the merger.
In connection with acquisition-related severances, the Company recorded $13.5 million of expense related to vesting of previously unvested equity awards and $2.0 million of additional benefit charges in the first quarter of 2021.
Paradigm Diagnostics, Inc. and Viomics, Inc.
On March 3, 2020, the Company acquired all of the outstanding capital stock of Paradigm and Viomics, two related party companies of one another headquartered in Phoenix, Arizona, in transactions that were deemed to be a single business combination in accordance with ASC 805, Business Combinations, (“the Paradigm Acquisition”). Paradigm provides comprehensive genomic-based profiling tests that assist in the diagnosis and therapy recommendations for late-stage cancer. Viomics provides a platform for identification of biomarkers.
The Company entered into this acquisition to enhance its product portfolio in cancer diagnostics and to enhance its capabilities for biomarker identification.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The acquisition date fair value of the consideration to be transferred for Paradigm and Viomics was $40.4 million, which consists of $32.2 million payable in shares of the Company’s common stock and $8.2 million which was settled through a cash payment. Of the $32.2 million to be settled through the issuance of common stock, $28.8 million was issued as of March 31, 2021, and the remaining $3.4 million, which was withheld and may become payable as additional merger consideration, is included in other current liabilities in the condensed consolidated balance sheet as of March 31, 2021. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as follows:

(In thousands)	Preliminary Allocation March 3, 2020	Measurement Period Adjustments	Final Allocation March 3, 2021
Net operating assets	$6,133	$(760)	$5,373
Goodwill	29,695	736	30,431
Developed technology	7,800	—	7,800
Net operating liabilities	(3,123)	(80)	(3,203)
Total purchase price	$40,505	$(104)	$40,401
The measurement period adjustments primarily related to accounts receivable valuation and working capital adjustments.
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
Pro forma disclosures have not been included due to immateriality.
Asset Acquisitions
TARDIS License Agreement
On January 11 2021, the Company entered into a worldwide exclusive license to the proprietary TARDIS technology from TGen, an affiliate of City of Hope. Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. The Company intends to develop and commercialize the TARDIS technology as a minimal residual disease (“MRD”) test. The Company accounted for this transaction as an asset acquisition. In connection with the asset acquisition, the Company paid upfront fair value consideration of $52.3 million comprised of $25.0 million in cash and issuance of 0.2 million shares of common stock valued at $27.3 million based on the average of the high and low market price of the Company’s shares on the acquisition date. In addition, the Company is obligated to make milestone payments to TGen of $10.0 million and $35.0 million upon achieving cumulative product revenue related to MRD detection and/or treatment totaling $100.0 million and $250.0 million, respectively. These payments are contingent upon achievement of these cumulative revenues on or before December 31, 2030. The upfront consideration was recorded to research and development expense in the condensed consolidated statement of operations immediately after acquisition as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition. The Company will record the sales milestones once achievement is deemed probable. No acquisition related costs were incurred in this asset acquisition.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(18) SEGMENT INFORMATION
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

	Three Months Ended March 31,
(In thousands)	2021	2020
United States	$376,021	$326,885
Outside of United States	26,056	20,936
Total revenues	$402,077	$347,821
Long-lived assets located in countries outside of the United States are not significant.

(19) INCOME TAXES
The Company recorded an income tax benefit of $242.8 million and a benefit of $2.2 million for the three months ended March 31, 2021 and 2020, respectively. The Company’s income tax benefit recorded during the three months ended March 31, 2021, is primarily related to an income tax benefit of $239.2 million recorded as a result of the change in the deferred tax asset valuation allowance resulting from the Thrive Merger. In connection with the Thrive Merger, a deferred tax liability was recorded for identified intangible assets. These deferred tax liabilities are considered a source of future taxable income which allowed the Company to reduce its pre-merger deferred tax asset valuation allowance As a result, a deferred tax liability of approximately $38.9 million was recorded as of March 31, 2021, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company’s income tax benefit recorded during the three months ended March 31, 2020 was primarily related to future limitations on and expiration of certain Federal and State deferred tax assets. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $17.7 million and $16.6 million of unrecognized tax benefits at March 31, 2021 and December 31, 2020, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of March 31, 2021, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S.federal income tax examinations for the tax years 2001 through 2021, and to state income tax examinations for the tax years 2001 through 2021. No interest or penalties related to income taxes have been accrued or recognized as of March 31, 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(20) SUBSEQUENT EVENTS
On April 14, 2021 the Company completed the acquisition of all of the outstanding equity interests of Ashion Analytics, LLC (“Ashion”; such transaction the “Ashion Acquisition”) from PMed Management, LLC (“PMed”), which is a subsidiary of TGen for a fair value of approximately $89.4 million, comprised of $73.2 million, net of cash received, and 125,444 shares of the Company’s common stock with an acquisition date fair value of $16.2 million based on the average of the high and low market price of the Company’s shares on the acquisition date. An additional $20.0 million and $30.0 million would be payable in cash upon the Company’s commercial launch, on or before the tenth anniversary of the Ashion Acquisition, of a test for MRD detection and/or treatment (the “Commercial Launch Milestone”) and the Company’s achievement, on or before the fifth anniversary of the Ashion Acquisition of cumulative revenues from MRD products of $500.0 million (the “MRD Product Revenue Milestone”), respectively. Ashion is a Clinical Laboratory Improvement Amendments (“CLIA”) certified and College of American Pathologists “(CAP”) accredited sequencing lab based in Phoenix, Arizona. Ashion developed GEMExTra®, one of the most comprehensive genomic cancer tests available, and provides access to whole exome, matched germline, and transcriptome sequencing capabilities. Due to the proximity of the completion of the acquisition to the filing of this Form 10-Q, the accounting for the preliminary purchase price allocation is not complete, including the valuation of assets acquired and liabilities assumed.
On May 3, 2021, the Company acquired approximately 90% of the outstanding capital stock of PFS Genomics Inc. (“PFS”; such transaction, the “PFS Acquisition”), pursuant to a share purchase agreement. PFS is a healthcare company focused on personalizing treatment for breast cancer patients to improve outcomes and reduce unnecessary treatment. The Company expects this acquisition to expand our ability to help guide early stage breast cancer treatment through individualized radiotherapy treatment decisions. Under the terms of the PFS Acquisition, the Company paid $30.6 million cash at closing. Due to the proximity of the completion of the acquisition to the filing of this Form 10-Q, the accounting for the preliminary purchase price allocation is not complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, which has been filed with the SEC (the “2020 Form 10-K”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (COVID-19) pandemic, including its possible effects on our operations, including our supply chain and clinical studies, and the demand for our cancer and COVID-19 testing products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility that integration efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings, including in connection with acquisitions; our ability to retain and hire key personnel, including employees at businesses we acquire. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2020 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview
Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a leading global cancer diagnostics company. We have developed some of the most impactful brands in cancer diagnostics, and we are currently working on the development of additional tests, with the goal of bringing new innovative cancer tests to patients throughout the world.
Acquisitions
On January 5, 2021, we completed the acquisition ("Thrive Merger") of Thrive Earlier Detection Corporation (“Thrive”). Thrive is a healthcare company dedicated to developing a blood-based, multi-cancer screening test. We intend to combine Thrive's expertise with our scientific capabilities, clinical organization and commercial infrastructure to establish us as a leading competitor in blood-based, multi-cancer screening.
On January 11, 2021, we acquired a worldwide exclusive license to the proprietary Targeted Digital Sequencing (“TARDIS”) technology from The Translational Genomics Research Institute (“TGen”), an affiliate of City of Hope. We intend to use the TARDIS technology to develop a test to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment, known as minimal residual disease (“MRD”).
On April 14, 2021, we completed the acquisition of all of the outstanding equity interests of Ashion Analytics, LLC (“Ashion”; such transaction the “Ashion Acquisition”) from PMed Management, LLC (“PMed”), which is a subsidiary of TGen. Ashion is a Clinical Laboratory Improvement Amendments (“CLIA”) certified and College of American Pathologists (“CAP”) accredited sequencing lab based in Phoenix, Arizona and developed GEMExTra®, one of the most comprehensive genomic cancer tests available, and provides access to the whole exome, matched germline, and transcriptome sequencing capabilities.
On May 3, 2021, we acquired approximately 90% of the outstanding capital stock of PFS Genomics Inc. (“PFS”; such transaction, the “PFS Acquisition”), pursuant to a share purchase agreement. PFS is a healthcare company focused on personalizing treatment for breast cancer patients to improve outcomes and reduce unnecessary treatment. We expect this acquisition to expand our ability to help guide early stage breast cancer treatment through individualized radiotherapy treatment decisions.
Our Cologuard Test
Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths in the United States among non-smokers. In 2020 in the United States there are projected to be approximately 148,000 new cases of colorectal cancer and 53,000 deaths from colorectal cancer. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.
Our Cologuard® test is a non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Upon approval by the U.S. Food and Drug Administration (“FDA”) in August 2014, our Cologuard test became the first and only FDA-approved sDNA non-invasive colorectal cancer screening test. Our Cologuard test is now indicated for average risk adults 45 years of age and older.
Our Oncotype IQ Tests
With our Oncotype IQ Genomic Intelligence Platform we are applying our world-class scientific and commercial expertise and infrastructure to lead the translation of clinical and genomic data into clinically actionable results for treatment planning throughout the cancer patient’s journey, from diagnosis to treatment selection and monitoring. Our Oncotype IQ Genomic Intelligence Platform is currently comprised of our flagship line of Oncotype DX® gene expression tests for breast, prostate and colon cancer, as well as Oncotype DX AR-V7 Nucleus Detect® test, a liquid-based test for advanced stage prostate cancer.
In October 2020, we announced the introduction of the Oncotype MAPTM Pan-Cancer Tissue test, which is a rapid, comprehensive tumor profiling panel that aids therapy selection for patients with advanced, metastatic, refractory, or recurrent cancer.

International Business Background and Products
We commercialize our Oncotype IQ tests internationally through employees in Canada, Japan and six European countries, as well as through exclusive distribution agreements. We have provided our Oncotype IQ tests in more than 90 countries outside of the United States. We do not offer our Cologuard test or COVID-19 testing outside of the United States. Inclusion of our products in guidelines and quality measures will be critical to our international success.
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
•Multi-Cancer Screening Test Development. We are currently seeking to develop a blood-based, multi-cancer screening test. In January 2021, we completed the acquisition of Thrive, a healthcare company dedicated to developing a blood-based, multi-cancer screening test. An early version of Thrive’s test has achieved promising results in a 10,000-patient, prospective, interventional study detecting 10 different types of cancer, including seven with no current recommended screening guidelines, with very few false positives. We intend to combine Thrive's expertise with our scientific capabilities, clinical organization and commercial infrastructure to establish us as a leading competitor in blood-based, multi-cancer screening.
•Hepatocellular Carcinoma (“HCC”) Test Development. We are currently developing a blood-based biomarker test to serve as an alternative to ultrasound and alpha-fetoprotein (“AFP”) for use in HCC testing. HCC is the most common type of liver cancer. Our goal is to provide a patient-friendly test that performs better than the current guideline-recommended testing options. In November 2019, we released the results of a 450-patient study which demonstrated 80% overall sensitivity for HCC at 90% specificity with a novel combination of six blood-based biomarkers for HCC. The study also showed 71% sensitivity for early-stage HCC at 90% specificity. The study compared performance to the AFP test, which demonstrated 45% sensitivity at 90% specificity for early stage HCC. We currently expect to offer our test to select offices in the second quarter of 2021.
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
We may also use a number of other technologies across various development programs and product implementations. While early-stage cancer continues to be our main focus, we believe we also have an opportunity to expand our business further along the patient’s cancer journey, both through our research and development process and strategic collaborations.
Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our current product portfolio and expand our product pipeline by developing additional cancer screening and diagnostic tests, we expect that our research and development expenditures will continue to increase.

COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. We have partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. In light of the uncertainty surrounding the COVID-19 pandemic, we intend to periodically reassess our COVID-19 testing business. As the pandemic abates and more people receive vaccinations, we expect declining demand for COVID-19 testing.
2021 Priorities
Our top priorities for 2021 are to (1) get more people tested, (2) advance new solutions, and (3) enhance our customer experience.
Get More People Tested
We are committed to delivering critical answers to patients by getting more people tested with our Cologuard and Oncotype IQ tests. We will also continue to provide COVID-19 testing to support our employees and to improve the country's testing capacity.
Advance New Solutions
In 2021, we are focused on advancing new solutions to provide answers to patients throughout their cancer journeys. We plan to continue investing in ongoing and additional clinical trials to support our product development efforts in enhancing existing products. We also plan to bring new products to patients and providers as further discussed in the Pipeline Research and Development section above.
Enhance Our Customer Experience
Another priority for 2021 is to enhance our customer experience. To establish long-term relationships with patients and providers, we plan to improve customer communications and create new ways to personalize their experiences. Our goal is to become the cancer diagnostic provider of choice for providers and patients.
Results of Operations
The spread of COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The pandemic and related precautionary measures began to materially disrupt our business in March 2020 and may continue to disrupt our business for an unknown period of time. As a result, the pandemic has continued to have an impact on our 2021 operating results, including our revenues, margins, and cash utilization, among other measures.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there was a significant and widespread decline in standard wellness visits and preventive services beginning at the end of the first quarter of 2020. We took steps to limit exposure to COVID-19 based on recommendations from government and health agencies, including limiting field-based, face-to-face interactions by our sales force. The decline in field-based, face-to-face interactions with health care providers negatively impacted Cologuard test orders beginning in March 2020 in our Screening business, notwithstanding the availability of alternative ordering channels such as telehealth. Order volumes recovered over the course of 2020 and by the first quarter of 2021 exceeded pre-pandemic levels. Our Precision Oncology business started to see weakening underlying conditions in April 2020 because of COVID-19. The widespread decrease in preventive services, including mammograms and prostate cancer screenings, negatively impacted Precision Oncology test volumes beginning in May 2020 and continuing throughout the third quarter of 2020 due to the typical lag between cancer screening and genomic test ordering. We began to see orders recovering in the fourth quarter of 2020 to near pre-pandemic levels, and that recovery continued in the first quarter of 2021. While we have seen recovery in our Screening and Precision Oncology businesses, the impact of the pandemic is uncertain and subject to factors beyond our control. As a result of the pandemic, we have continued to provide COVID-19 testing, the revenue from which has partially offset the pandemic’s impact on our Screening and Precision Oncology testing revenue.

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
As our Screening and Precision Oncology businesses have continued to recover throughout the first quarter of 2021, we have continued to plan for future growth through investing in our existing operations and through the acquisitions further discussed above.
We have generated significant losses since inception and, as of March 31, 2021, we had an accumulated deficit of approximately $2.08 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.
Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype IQ, and COVID-19 tests. Our Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was $240.3 million and $219.5 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to an increase in the number of completed Cologuard tests. Our Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype products, was $129.4 million and $128.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to an increase in the number of completed Oncotype IQ tests. For the three months ended March 31, 2021, we also generated $32.3 million in revenue from our COVID-19 testing.
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
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales increased to $110.0 million for the three months ended March 31, 2021 compared to $81.6 million for the three months ended March 31, 2020. The increase in cost of sales is primarily due to an increase in production costs from an increase in completed Cologuard and Oncotype IQ tests and costs incurred from our COVID-19 testing including a charge of $6.0 million for a reserve of excess inventory related to our COVID-19 testing. We also incurred an increase in personnel expenses to support the increase in volume and future growth of our tests.

	Three Months Ended March 31,
Amounts in millions	2021	2020	Change
Production costs	$60.6	$44.1	$16.5
Personnel expenses	31.0	22.3	8.7
Facility and support services	14.2	12.4	1.8
Stock-based compensation	4.1	2.5	1.6
Other cost of sales expenses	0.1	0.3	(0.2)
Total cost of sales expense	$110.0	$81.6	$28.4

Research and development expenses. Research and development expenses increased to $115.6 million for the three months ended March 31, 2021 compared to $43.5 million for the three months ended March 31, 2020. The increase in research and development expenses was primarily due to our acquisition of the license to the TARDIS technology in January 2021, which resulted in an expense of $52.3 million upon acquisition. The acquisition is further described in Note 17 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, there was an increase in stock-based compensation and personnel expenses incurred primarily due to our acquisition of Thrive in January 2021.

	Three Months Ended March 31,
Amounts in millions	2021	2020	Change
Licensed technology acquisition	$52.3	$—	$52.3
Personnel expenses	21.7	16.4	5.3
Direct research and development	19.0	18.3	0.7
Stock-based compensation	14.8	3.9	10.9
Facility and support services	6.0	2.9	3.1
Professional fees	1.0	1.1	(0.1)
Other research and development	0.8	0.9	(0.1)
Total research and development expenses	$115.6	$43.5	$72.1
General and administrative expenses. General and administrative expenses increased to $267.7 million for the three months ended March 31, 2021 compared to $114.0 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily due to $115.0 million in acquisition and integration related costs as part of our acquisition of Thrive in January 2021, which primarily consists of integration related stock-based compensation and professional and legal fees incurred. Personnel expenses and stock-based compensation also increased due to an increase in headcount to prepare for future growth in our operations and from our recent acquisitions.

	Three Months Ended March 31,
Amounts in millions	2021	2020	Change
Stock-based compensation	$131.4	$14.5	$116.9
Personnel expenses	72.5	53.2	19.3
Professional and legal fees	35.3	21.8	13.5
Facility and support services	15.2	15.4	(0.2)
Other general and administrative	13.3	9.1	4.2
Total general and administrative expenses	$267.7	$114.0	$153.7
Sales and marketing expenses. Sales and marketing expenses increased to $186.1 million for the three months ended March 31, 2021 compared to $167.7 million for the three months ended March 31, 2020. The increase in sales and marketing expenses was primarily due to an increase in direct marketing spend to support the future growth of our products and increased personnel expenses and stock-based compensation as a result of an increase in headcount. This increase was partially offset by a decrease in professional fees as a result of holding our national sales meeting virtually in 2021 due to COVID-19 precautions.

	Three Months Ended March 31,
Amounts in millions	2021	2020	Change
Personnel expenses	$85.0	$81.0	$4.0
Direct marketing costs	41.4	33.4	8.0
Professional and legal fees	27.6	32.1	(4.5)
Facility and support services	17.7	12.3	5.4
Stock-based compensation	13.2	8.7	4.5
Other sales and marketing expenses	1.2	0.2	1.0
Total sales and marketing expenses	$186.1	$167.7	$18.4

Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased to $23.2 million for the three months ended March 31, 2021 compared to $23.3 million for the three months ended March 31, 2020. The decrease in amortization of acquired intangible assets was primarily due to the write-off of certain acquired intangible assets that were deemed to be impaired in the third quarter of 2020.
Investment income, net. Investment income, net increased to $31.2 million for the three months ended March 31, 2021 compared to $0.1 million for the three months ended March 31, 2020. The increase in investment income, net was primarily due to the realized gain of $30.5 million that was recorded on our preferred stock investment in Thrive, which represented the adjustment to our historical investment to its fair value prior to our acquisition of Thrive. Our acquisition of Thrive is further described in Note 17 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest expense. Interest expense decreased to $4.6 million for the three months ended March 31, 2021 compared to $54.6 million for the three months ended March 31, 2020. The decrease is primarily due to the loss on settlement of convertible notes of $50.8 million recorded during three months ended March 31, 2020. Interest expense recorded from our outstanding convertible notes totaled $4.0 million and $2.9 million during the three months ended March 31, 2021 and 2020, respectively. Of the interest expense recorded on outstanding convertible notes for the three months ended March 31, 2021 and 2020, $1.4 million and $1.0 million of interest expense relates to amortization of debt discount and debt issuance costs, respectively. The remaining interest expense recorded on outstanding convertible notes relates to the stated interest that is paid out in cash. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we recognized an immaterial amount of interest expense relating to stated interest expense on our construction loan for the three months ended March 31, 2021 and 2020.
Income tax benefit. Income tax benefit increased to $242.8 million for the three months ended March 31, 2021 compared to $2.2 million for the three months ended March 31, 2020. This increase in income tax benefit is primarily due to an income tax benefit of $239.2 million recorded during the three months ended March 31, 2021, as a result of the change in the deferred tax asset valuation allowance resulting from the Thrive Merger.
Liquidity and Capital Resources
We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our Cologuard test, and since the completion of our Genomic Health combination, of Oncotype IQ tests. As of March 31, 2021, we had approximately $1.10 billion in unrestricted cash and cash equivalents and approximately $274.2 million in marketable securities.
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
Net cash used in operating activities was $77.2 million for the three months ended March 31, 2021 compared to cash use of $49.8 million for the three months ended March 31, 2020. The increase in cash used in operating activities for the three months ended March 31, 2021 was primarily due to the increase in operating expenses incurred to prepare for future growth in our business and an increase in costs incurred to process our tests due to the increase in volume. This was partially offset by an increase in cash receipts as a result of an increase in revenue. The increase in revenue was driven by an increase in completed Cologuard, Oncotype IQ, and COVID-19 tests. This was partially offset by an increase in cash payments made related to expenses necessary to process our tests.
Net cash used in investing activities was $317.5 million for the three months ended March 31, 2021 compared to cash use of $405.8 million for the three months ended March 31, 2020. The decrease in cash used in investing activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily the result of the timing of purchases, sales, and maturities of marketable securities. Excluding the impact of purchases, sales, and maturities of marketable securities, net cash used in investing activities was $391.3 million for the three months ended March 31, 2021 compared to $19.8 million for the three months ended March 31, 2020. Cash use consisted primarily of our acquisition of Thrive of $343.2 million, our TARDIS license asset acquisition of $25.0 million, purchases of property and equipment of $12.9 million, and investments in privately held companies of $10.0 million for the three months ended March 31, 2021. Cash use primarily consisted of purchase of property and equipment of $13.0 million and business combinations of $6.8 million for the three months ended March 31, 2020.

Net cash provided by financing activities was $7.2 million for the three months ended March 31, 2021 compared to $979.5 million for the three months ended March 31, 2020. The cash provided by financing activities during the three months ended March 31, 2021 consisted of proceeds of $8.8 million from the exercise of stock options, which was partially offset with cash outflows of $1.5 million for other financing activities. The cash provided by financing activities for the three months ended March 31, 2020 was primarily the result of proceeds of $1.13 billion from our issuance of Convertible Notes with a maturity date of March 1, 2028 (the “2028 Notes”), and we used $150.1 million of cash to settle a portion of the 2025 Notes. In addition, during the three months ended March 31, 2020 we received proceeds of $4.3 million from the exercise of stock options.
As described above, on April 14, 2021, we completed the Ashion Acquisition, under which we acquired Ashion in a cash and stock transaction valued at approximately $89.4 million, which included cash consideration of $75.0 million on the closing date. On May 3, 2021, we completed the PFS Acquisition, under which we acquired 90% of PFS for cash consideration of $30.6 million, which was paid at closing.
We expect that cash and cash equivalents and marketable securities on hand at March 31, 2021 will be sufficient to fund our current operations for at least the next twelve months including the cash consideration paid as part of the Ashion Acquisition and PFS Acquisition in April 2021 and May 2021, respectively, based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing our Cologuard test and Oncotype IQ products and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, there is no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due.
A table reflecting certain of our specified contractual obligations as of December 31, 2020 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2020 Form 10-K. There were no material changes outside the ordinary course of our business in our specified contractual obligations during the three months ended March 31, 2021.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 1 of our financial statements included in our 2020 Form 10-K, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations on our 2020 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results. Other than the adoption of Accounting Standards Update 2020-06 fully discussed in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have not been any significant changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

Revenue Recognition. Revenues are recognized when we release a result to the ordering healthcare provider, in an amount that reflects the consideration we expect to collect in exchange for those services. The amount of revenue we recognize is based on the established billing rates less contractual and other adjustments, which yields the constrained amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect, using historical collections, established reimbursement rates and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers and claim denials. The consideration derived from our contracts is fixed when we contract with a direct bill payer. Our ability to collect is not contingent on the customer’s ability to collect through their downstream billing efforts.
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
The quality of our billing operations, most notably those activities that relate to obtaining the correct information in order to bill effectively for services provided, directly impacts the collectability of our receivables and revenue estimates. As such, we continually assess the state of our order to cash operations in order to identify areas of risk and opportunity that allow us to appropriately estimate receivables and revenue. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the contractual allowance is adjusted. Finally, should we later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.
Business Combinations and Asset Acquisitions. Business Combinations are accounted for under the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The acquisition method requires identifiable assets acquired and liabilities assumed and any non-controlling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the acquirer obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. Acquisitions that do not meet the definition of a business combination under the ASC are accounted for as asset acquisitions. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition with any consideration in excess of net assets acquired allocated to acquired assets on a relative fair value basis. Transaction costs are expensed in a business combination and are considered a component of the cost of the acquisition in an asset acquisition.
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
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of March 31, 2021 and December 31, 2020 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
In September 2017, Genomic Health (now a wholly owned subsidiary) started entering into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2021, we had open foreign currency forward contracts with notional amounts of $26.4 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.
Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In January 2021, we acquired all of the outstanding capital stock of Thrive (see Note 17 of the accompanying condensed consolidated financial statements for additional information). As of March 31, 2021, management is in the process of evaluating and integrating the internal controls of Thrive into the Company’s existing operations. Other than the controls enhanced or implemented to integrate the Thrive business, there have been no significant changes in internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties. The information called for by this item is incorporated by reference to the information in Note 14 of the Notes to Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2020 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. There have been no material changes to the risk factors described in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, we entered into an amendment to a services and license agreement with The Translational Genomics Research Institute, an affiliate of City of Hope (“TGen”), pursuant to which we acquired a worldwide exclusive license to TGen’s proprietary Targeted Digital Sequencing (“TARDIS”) technology. As part of the agreement, in January 2021 we issued TGen 191,336 shares of restricted stock.
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
•At the time of the purchase, TGen was an accredited investor, as defined in Rule 501(a) of the Securities Act.
•TGen has had access to information regarding Exact and is knowledgeable about us and our business affairs.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Fifth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	3/3/2021	001-35092

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended March 31, 2021 filed on May 4, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 4, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 4, 2021	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2021	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)