Form 10-Q
period 2021-06-30
EXACT SCIENCES CORP
filed 2021-07-28
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2021, the registrant had 171,948,769 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$363,715	$1,491,288
Marketable securities	943,864	348,699
Accounts receivable, net	226,539	233,185
Inventory	89,809	92,265
Prepaid expenses and other current assets	45,284	33,157
Total current assets	1,669,211	2,198,594
Long-term Assets:
Property, plant and equipment, net	501,908	451,986
Operating lease right-of-use assets	166,914	125,947
Goodwill	2,242,535	1,237,672
Intangible assets, net	2,089,108	847,123
Other long-term assets, net	54,658	63,770
Total assets	$6,724,334	$4,925,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,592	$35,709
Accrued liabilities	265,997	233,604
Operating lease liabilities, current portion	16,599	11,483
Debt, current portion	1,319	1,319
Convertible notes, net, current portion	312,961	312,716
Other current liabilities	42,230	38,265
Total current liabilities	675,698	633,096
Long-term Liabilities:
Convertible notes, net, less current portion	1,864,312	1,861,685
Long-term debt, less current portion	21,740	22,342
Other long-term liabilities	439,175	51,342
Operating lease liabilities, less current portion	164,308	121,075
Total liabilities	3,165,233	2,689,540
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—171,855,305 and 159,423,410 shares at June 30, 2021 and December 31, 2020	1,720	1,595
Additional paid-in capital	5,811,286	4,279,327
Accumulated other comprehensive income	67	526
Accumulated deficit	(2,253,972)	(2,045,896)
Total stockholders’ equity	3,559,101	2,235,552
Total liabilities and stockholders’ equity	$6,724,334	$4,925,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$434,819	$268,868	$836,896	$616,689

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	113,968	77,892	223,961	159,498
Research and development	106,235	32,673	221,802	76,182
Sales and marketing	194,827	118,862	380,968	286,611
General and administrative	167,629	106,685	435,356	220,676
Amortization of acquired intangible assets	23,824	23,430	47,014	46,769
Total operating expenses	606,483	359,542	1,309,101	789,736

Other operating income	—	23,665	—	23,665
Loss from operations	(171,664)	(67,009)	(472,205)	(149,382)

Other income (expense)
Investment income, net	3,429	2,912	34,617	3,009
Interest expense	(4,652)	(4,300)	(9,268)	(58,904)
Total other income (expense)	(1,223)	(1,388)	25,349	(55,895)

Net loss before tax	(172,887)	(68,397)	(446,856)	(205,277)

Income tax benefit (expense)	(4,025)	305	238,780	2,542

Net loss	$(176,912)	$(68,092)	$(208,076)	$(202,735)

Net loss per share—basic and diluted	$(1.03)	$(0.45)	$(1.22)	$(1.36)

Weighted average common shares outstanding—basic and diluted	171,494	149,727	170,469	148,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(176,912)	$(68,092)	$(208,076)	$(202,735)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on available-for-sale investments	(297)	3,206	(629)	1,564
Foreign currency adjustment	—	—	—	25
Comprehensive loss, before tax	(177,209)	(64,886)	(208,705)	(201,146)
Income tax expense related to items of other comprehensive loss	—	—	170	—
Comprehensive loss, net of tax	$(177,209)	$(64,886)	$(208,535)	$(201,146)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2021	159,423,410	$1,595	$4,279,327	$526	$(2,045,896)	$2,235,552
Conversion of convertible notes, net of tax	344	—	26	—	—	26
Exercise of common stock options	967,107	10	8,749	—	—	8,759
Issuance of common stock to fund the Company’s 2020 401(k) match	162,606	2	22,932	—	—	22,934
Compensation expense related to issuance of stock options and restricted stock awards	1,355,435	13	158,239	—	—	158,252
Issuance of common stock for business combination and asset acquisition	9,384,410	94	1,254,704	—	—	1,254,798
Net loss	—	—	—	—	(31,164)	(31,164)
Other comprehensive loss	—	—	—	(162)	—	(162)
Balance, March 31, 2021	171,293,312	$1,714	$5,723,977	$364	$(2,077,060)	$3,648,995
Conversion of convertible notes, net of tax	197	—	14	—	—	14
Exercise of common stock options	140,478	1	2,857	—	—	2,858
Compensation expense related to issuance of stock options and restricted stock awards	121,575	2	56,283	—	—	56,285
Issuance of common stock for business combinations	126,026	1	16,119	—	—	16,120
Purchase of employee stock purchase plan shares	173,717	2	12,036	—	—	12,038
Net loss	—	—	—	—	(176,912)	(176,912)
Other comprehensive loss	—	—	—	(297)	—	(297)
Balance, June 30, 2021	171,855,305	$1,720	5,811,286	$67	(2,253,972)	$3,559,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2020	147,625,696	$1,477	$3,178,552	$(100)	$(1,222,290)	$1,957,639
Exercise of common stock options	160,286	2	4,298	—	—	4,300
Issuance of common stock to fund the Company’s 2019 401(k) match	136,559	1	12,006	—	—	12,007
Compensation expense related to issuance of stock options and restricted stock awards	1,141,376	11	29,549	—	—	29,560
Issuance of common stock for business combinations	382,947	4	28,593	—	—	28,597
Net loss	—	—	—	—	(134,643)	(134,643)
Other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Balance, March 31, 2020	149,446,864	$1,495	$3,252,998	$(1,717)	$(1,356,933)	$1,895,843
Exercise of common stock options	208,434	2	6,636	—	—	6,638
Compensation expense related to issuance of stock options and restricted stock awards	157,579	2	40,037	—	—	40,039
Purchase of employee stock purchase plan shares	167,921	2	9,797	—	—	9,799
Net loss	—	—	—	—	(68,092)	(68,092)
Other comprehensive income	—	—	—	3,206	—	3,206
Balance, June 30, 2020	149,980,798	$1,501	$3,309,468	$1,489	$(1,425,025)	$1,887,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(208,076)	$(202,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,007	33,632
Loss on disposal of property, plant and equipment	639	650
Unrealized gain on equity investments	(2,486)	333
Deferred tax benefit	(244,509)	(3,165)
Stock-based compensation	133,577	69,599
Post-combination expense for acceleration of unvested equity	80,960	—
Realized gain on preferred stock investment	(30,500)	—
Loss on settlement of convertible notes	—	50,819
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	3,282	(32)
Amortization of premium on short-term investments	1,616	503
Amortization of acquired intangible assets	47,014	46,769
Asset acquisition IPR&D expense	85,337	—
Remeasurement of contingent consideration	9,201	—
Non-cash lease expense	11,837	6,860
Changes in assets and liabilities:
Accounts receivable, net	8,995	(30,644)
Inventory, net	4,267	(20,260)
Operating lease liabilities	(7,095)	(4,997)
Accounts payable and accrued liabilities	27,138	(47,587)
Other assets and liabilities	(94)	43,558
Net cash used in operating activities	(36,890)	(56,697)
Cash flows from investing activities:
Purchases of marketable securities	(915,289)	(640,085)
Maturities and sales of marketable securities	325,380	268,483
Purchases of property, plant and equipment	(37,504)	(34,244)
Business combination, net of cash acquired	(415,549)	(6,654)
Asset acquisition	(58,073)	—
Investments in privately held companies	(10,000)	—
Other investing activities	(244)	273
Net cash used in investing activities	(1,111,279)	(412,227)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	1,125,547
Proceeds from exercise of common stock options	11,617	10,938
Proceeds in connection with the Company’s employee stock purchase plan	12,038	9,799
Payments on settlement of convertible notes	—	(150,054)
Other financing activities	(3,068)	(626)
Net cash provided by financing activities	20,587	995,604
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,127,582)	526,680
Cash, cash equivalents and restricted cash, beginning of period	1,491,594	177,528
Cash, cash equivalents and restricted cash, end of period	$364,012	$704,208

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$15,139	$8,684
Unrealized gain (loss) on available-for-sale investments, before tax	$(629)	$1,564
Issuance of 162,606 and 136,559 shares of common stock to fund the Company’s 401(k) matching contribution for 2020 and 2019, respectively	$22,934	$12,007
Issuance of 9,510,436 and 382,947 shares of common stock for business combinations and asset acquisition for 2021 and 2020, respectively	$1,271,022	$28,597
Business combination contingent consideration liability	$350,348	$—
Supplemental disclosure of cash flow information:
Interest paid	$5,414	$3,908
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
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, equity investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
The pandemic and related precautionary measures began to materially disrupt the Company's operations in March 2020 and may continue to disrupt the business for an unknown period of time. As a result, the pandemic impacted the Company's revenues and operating results for the three and six months ended June 30, 2021.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
During the six months ended June 30, 2021, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as described in the Recently Adopted Accounting Pronouncements section below.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of January 1, 2019, the cumulative effect of adoption resulted in a decrease in additional-paid-in-capital of $260.2 million, a decrease in accumulated deficit of $26.6 million, and an increase to net deferred tax assets of $55.7 million offset by a corresponding increase of $55.7 million in the valuation allowance. As of January 1, 2020, the cumulative effect of adoption resulted in a decrease in additional-paid-in-capital of $227.8 million, an increase in accumulated deficit of $102.6 million, and an increase to the net deferred tax assets of $83.2 million offset by a corresponding increase of $74.7 million in the valuation allowance resulting in a net decrease of $8.5 million in recorded deferred tax liabilities. As of December 31, 2020, the cumulative effect of adoption resulted in an increase in the net carrying amount of convertible notes, net, current portion of $57.3 million and convertible notes, net, less current portion of $540.9 million, a decrease in additional-paid-in-capital of $510.3 million, an increase in accumulated deficit of $77.7 million, and an increase to net deferred tax assets of $146.0 million offset by a corresponding increase of $135.8 million in the valuation allowance resulting in a net decrease of $10.2 million in recorded deferred tax liabilities. For the three months ended June 30, 2020, interest expense in the condensed consolidated statement of operations decreased by $18.6 million as a result of a decrease in amortization of debt discounts, premiums, and issuance costs, income tax benefit decreased by $0.6 million and net loss per share, basic and diluted, decreased by $0.12 per share. For the six months ended June 30, 2020, interest expense in the condensed consolidated statement of operations increased by $10.8 million as a result of an increase in loss on extinguishment of $42.9 million in connection with the extinguishment of $100.0 million face value of 2025 Notes, which was offset by a decrease in cash interest and amortization of debt discounts, premiums, and issuance costs of $32.1 million. Income tax benefit decreased by $0.1 million and net loss per share, basic and diluted, increased by $0.07 per share.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2021	2020
Shares issuable in connection with acquisitions	157	157
Shares issuable upon exercise of stock options	2,486	2,575
Shares issuable upon the release of restricted stock awards	4,334	4,043
Shares issuable upon the release of performance share units	867	619
Shares issuable upon conversion of convertible notes	20,309	20,309
	28,153	27,703

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype DX, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Screening
Medicare Parts B & C	$111,387	$59,583	$212,946	$157,742
Commercial	140,149	65,080	268,023	174,449
Other	12,401	6,670	23,296	18,593
Total Screening	263,937	131,333	504,265	350,784
Precision Oncology
Medicare Parts B & C	$47,705	$33,994	$90,822	$81,028
Commercial	49,722	45,420	102,977	99,810
International	26,848	19,018	52,903	39,980
Other	13,534	4,524	20,514	10,508
Total Precision Oncology	137,809	102,956	267,216	231,326
COVID-19 Testing	$33,073	$34,579	$65,415	$34,579
Total	$434,819	$268,868	$836,896	$616,689
Screening revenue primarily includes laboratory service revenue from the Cologuard test while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX products.
The downward adjustment to revenue from a change in transaction price was $14.7 million for the three months ended June 30, 2021 and revenue recognized from changes in transaction price was $3.2 million for the three months ended June 30, 2020. The downward adjustment to revenue from changes in transaction prices was $13.0 million for the six months ended June 30, 2021 and revenue recognized from changes in transaction price was $8.6 million for the six months ended June 30, 2020. At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. For the period ending June 30, 2021, the Company identified new constraints on variable consideration that had not previously existed resulting in an adjustment to revenue.
Deferred revenue balances are reported in other current liabilities in the Company’s condensed consolidated balance sheets and were $28.7 million and $25.0 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, $27.6 million of the Company’s deferred revenue balance is a result of the billing terms pursuant to the existing COVID-19 laboratory service agreements (“LSAs”) with customers.
Revenue recognized for the three months ended June 30, 2021 and 2020, which was included in the deferred revenue balance at the beginning of each period was $10.4 million and $19,000, respectively. Of the $10.4 million of revenue recognized for the three months ended June 30, 2021, which was included in the deferred revenue balance at the beginning of the period, $10.3 million related to COVID-19 testing. Revenue recognized for the six months ended June 30, 2021 and 2020, which was included in the deferred revenue balance at the beginning of each period was $24.4 million and $0.2 million, respectively. Of the $24.4 million of revenue recognized for the six months ended June 30, 2021, which was included in the deferred revenue balance at the beginning of the period, $24.1 million related to COVID-19 testing.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash
Cash and money market	$360,797	$901,294
Cash equivalents	2,918	589,994
Restricted cash	297	306
Total cash, cash equivalents, and restricted cash	364,012	1,491,594
Marketable securities
Available-for-sale debt securities	936,331	347,178
Equity securities	7,533	1,521
Total marketable securities	943,864	348,699
Total cash and cash equivalents, restricted cash and marketable securities	$1,307,876	$1,840,293
Available-for-sale debt securities at June 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Corporate bonds	$2,917	$1	$—	$2,918
Total cash equivalents	2,917	1	—	2,918
Marketable securities
Corporate bonds	376,516	262	(80)	376,698
U.S. government agency securities	276,227	29	(186)	276,070
Certificates of deposit	212,863	41	(1)	212,903
Commercial paper	14,999	1	—	15,000
Asset backed securities	55,660	9	(9)	55,660
Total marketable securities	936,265	342	(276)	936,331
Total available-for-sale securities	$939,182	$343	$(276)	$939,249
______________
(1)Gains and losses in accumulated other comprehensive income (loss) (“AOCI”) are reported before tax impact.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$589,986	$8	$—	$589,994
Total cash equivalents	589,986	8	—	589,994
Marketable securities
U.S. government agency securities	207,119	52	—	207,171
Asset backed securities	7,070	24	—	7,094
Corporate bonds	132,301	612	—	132,913
Total marketable securities	346,490	688	—	347,178
Total available-for-sale securities	$936,476	$696	$—	$937,172
______________
(1)Gains and losses in AOCI are reported before tax impact.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at June 30, 2021:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Corporate bonds	$2,917	$2,918	$—	$—
Total cash equivalents	2,917	2,918	—	—
Marketable securities
U.S. government agency securities	7,077	7,106	269,150	268,964
Corporate bonds	184,601	184,799	191,915	191,899
Certificates of deposit	212,863	212,903	—	—
Asset backed securities	—	—	55,660	55,660
Commercial paper	14,999	15,000	—	—
Total marketable securities	419,540	419,808	516,725	516,523
Total	$422,457	$422,726	$516,725	$516,523

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of June 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$219,054	$(80)	$—	$—	$219,054	$(80)
Certificates of deposit	10,501	(1)	—	—	10,501	(1)
Asset backed securities	40,335	(9)	—	—	40,335	(9)
U.S. government agency securities	268,964	(186)	—	—	268,964	(186)
Total marketable securities	538,854	(276)	—	—	538,854	(276)
Total available-for-sale securities	$538,854	$(276)	$—	$—	$538,854	$(276)
The Company evaluates investments, including investments in privately-held companies, that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2021 and December 31, 2020, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The realized gain recorded on available-for-sale debt securities was not material to the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020.
The Company recorded a gain of $2.5 million and $2.5 million from its equity securities for the three and six months ended June 30, 2021 as compared to a gain of $0.4 million and a loss of $0.3 million for the three and six months ended June 30, 2020.
The gains and losses recorded are included in investment income, net in the Company’s condensed consolidated statements of operations.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Raw materials	$44,755	$43,083
Semi-finished and finished goods	45,054	49,182
Total inventory	$89,809	$92,265

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	June 30, 2021	December 31, 2020
Property, plant and equipment
Land	n/a	$4,466	$4,466
Leasehold and building improvements	(1)	140,314	117,865
Land improvements	15 years	4,910	4,864
Buildings	30 - 40 years	201,040	200,980
Computer equipment and computer software	3 years	93,912	75,417
Laboratory equipment	3 - 10 years	168,529	142,110
Furniture and fixtures	3 - 10 years	27,383	24,968
Assets under construction	n/a	35,080	18,854
Property, plant and equipment, at cost		675,634	589,524
Accumulated depreciation		(173,726)	(137,538)
Property, plant and equipment, net		$501,908	$451,986
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended June 30, 2021 and 2020 was $21.5 million and $17.6 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $42.0 million and $33.6 million, respectively.
At June 30, 2021, the Company had $35.1 million of assets under construction which consisted of $8.4 million in laboratory equipment, $19.6 million related to building and leasehold improvements, and $7.1 million in capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion between 2021 and 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of June 30, 2021:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at June 30, 2021
Finite-lived intangible assets
Trade name	14.4	$100,700	$(10,406)	$90,294
Customer relationships	12.3	2,700	(494)	2,206
Patents	3.3	10,441	(6,092)	4,349
Acquired developed technology	8.7	853,171	(134,407)	718,764
Supply agreements	5.9	30,000	(6,505)	23,495
Total finite-lived intangible assets		997,012	(157,904)	839,108
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,247,012	$(157,904)	$2,089,108
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2020:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2020
Finite-lived intangible assets
Trade name	14.9	$100,700	$(7,258)	$93,442
Customer relationships	12.8	2,700	(404)	2,296
Patents	3.7	10,441	(5,422)	5,019
Acquired developed technology	9.0	814,171	(93,278)	720,893
Supply agreements	6.5	30,000	(4,527)	25,473
Total intangible assets		$958,012	$(110,889)	$847,123
As of June 30, 2021, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2021	$47,880
2022	95,758
2023	95,755
2024	95,421
2025	94,373
Thereafter	409,921
$839,108
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life.
There were no impairment losses for the three and six months ended June 30, 2021 and 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The change in the carrying amount of goodwill for the periods ended June 30, 2021 and December 31, 2020 is as follows:

(In thousands)
Balance, January 1, 2020	$1,203,197
Paradigm & Viomics acquisition	30,431
Genomic Health acquisition adjustment (1)	4,044
Balance, December 31, 2020	$1,237,672
Thrive acquisition	948,105
Ashion Acquisition	56,758
Balance June 30, 2021	$2,242,535
______________
(1)The Company recognized a measurement period adjustment to goodwill related to an increase in Genomic Health’s pre-acquisition deferred tax liability due to finalization of certain income-tax related items.
There were no impairment losses for the three and six months ended June 30, 2021 and 2020.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of June 30, 2021 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$360,797	$360,797	$—	$—
Corporate bonds	2,918	2,918	—	—
Restricted cash	297	297	—	—
Marketable securities
Corporate bonds	376,698	—	376,698	—
Certificates of deposit	212,903	—	212,903	—
Commercial paper	15,000	—	15,000	—
U.S. government agency securities	276,070	—	276,070	—
Asset backed securities	55,660	—	55,660	—
Equity securities (1)	7,533	—	7,533	—
Liabilities
Contingent consideration	(361,862)	—	—	(361,862)
Total	$946,014	$364,012	$943,864	$(361,862)
______________
(1)The equity securities held are classified as Level 2 as they are subject to a short-term lock-up restriction and have been discounted from the observable market prices of the similar unrestricted equity securities.

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
There have been no changes in valuation techniques or transfers between fair value measurement levels during the periods ended June 30, 2021 and December 31, 2020. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors. The Company’s marketable equity security investment in Biocartis held as of December 31, 2020 was classified as a Level 1 instrument prior to being sold in the first quarter of 2021.
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
The fair value of contingent consideration as of June 30, 2021 and December 31, 2020 was $361.9 million and $2.5 million, respectively, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2021	$2,477
Purchase price contingent consideration (1)	350,348
Changes in fair value	9,201
Payments	(164)
Ending balance, June 30, 2021	$361,862
______________
(1)The increase in the contingent consideration liability is due to the contingent consideration associated with the acquisitions of Ashion Analytics, LLC (“Ashion”) and Thrive Earlier Detection Corporation (“Thrive”). Refer to Note 17 for further information.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liability recorded related to regulatory and product development milestones associated with the Thrive and Ashion acquisitions was $359.5 million as of June 30, 2021. The Company evaluates the fair value of the regulatory and product development milestones related expected contingent consideration and the corresponding liability using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a rate that considers a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value measurements of contingent consideration for which a liability is recorded include significant unobservable inputs. As of June 30, 2021, the fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90.4% and a weighted average present-value factor of 2.2%. The projected fiscal year of payment range is from 2024 to 2027. Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
The fair value of the contingent consideration earnout liability related to certain revenue milestones associated with the Biomatrica acquisition was $2.3 million as of June 30, 2021. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Investments
As of June 30, 2021 and December 31, 2020, the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $26.7 million and $29.1 million, respectively, which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheets. There have been no downward or upward adjustments made on these investments since initial recognition.
Derivative Financial Instruments
As of June 30, 2021 and December 31, 2020, the Company had open foreign currency forward contracts with notional amounts of $23.8 million and $22.4 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was zero at June 30, 2021 and December 31, 2020, and there were no gains or losses recorded for the three and six months ended June 30, 2021 and 2020.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As a condition to Fifth Third Bank’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. As of June 30, 2021 and December 31, 2020, the outstanding balance was $23.1 million and $23.8 million, respectively, from the Construction Loan, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the loan balance. The Company capitalized the $0.7 million of interest to the construction project. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.
The carrying amount of the Construction Loan approximates fair value due to the short maturity of this instrument. The Construction Loan is privately held with no public market for this debt and therefore is classified as a Level 3 fair value measurement. The change in the fair value during the three and six months ended June 30, 2021 was due to payments made on the loan resulting in a decrease in the liability.
The Construction Loan Agreement was amended effective June 30, 2020 to include a financial covenant to maintain a minimum liquidity of $250 million and remove the minimum tangible net worth covenant. As of June 30, 2021, the Company is in compliance with the covenant included in the amended agreement.
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
As of December 31, 2019, the Company had earned and received payment of the full $4.6 million from the City of Madison, and the corresponding liability became fully amortized in October 2020. In May 2021 the City of Madison confirmed that the Company had repaid the TIFs in full and released the Company from the loans and the related property lien.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of June 30, 2021:

				Fair Value (2)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(20,365)	$1,129,635	$1,460,500	2
2027 Convertible notes - 0.375%	747,500	(12,823)	734,677	1,008,826	2
2025 Convertible notes - 1.000% (1)	315,008	(2,047)	312,961	581,876	2

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
______________
(1)Based on the Company’s share price on the days leading up to June 30, 2021 and December 31, 2020, holders of the 2025 Convertible Notes have the right to convert their debentures. As a result, the 2025 Convertible Notes are included within convertible notes, net, current portion on the condensed consolidated balance sheets.
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
Based on the closing price of the Company’s common stock of $124.31 on June 30, 2021, the if-converted values exceed the principal amount by $204.1 million, $84.7 million, and $23.3 million for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Interest expense includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Debt issuance costs amortization	$1,428	$1,428	$2,840	$2,416
Debt discount amortization	37	37	73	57
Loss on settlement of convertible notes	—	—	—	50,819
Coupon interest expense	2,566	2,567	5,133	4,498
Total interest expense on convertible notes	4,031	4,032	8,046	57,790
Other interest expense	621	268	1,222	1,114
Total interest expense	$4,652	$4,300	$9,268	$58,904
The effective interest rates on the 2025 Notes, 2027 Notes, and 2028 Notes for the three months ended June 30, 2021 and 2020 were 1.18%, 0.67%, and 0.64% and 1.18%, 0.67%, and 0.63%, respectively. The effective interest rates on the 2025 Notes, 2027 Notes, and 2028 Notes for the six months ended June 30, 2021 and 2020 were 1.18%, 0.67%, and 0.64% and 1.22%, 0.67%, and 0.64%, respectively. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.55, 5.71, and 6.67 years for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.

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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.0 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively. The Company incurred charges of $2.2 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University (“JHU”)
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
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement, the service fee provides a fee-for-service model that includes certain fixed fees and performance-related bonuses. The performance-related bonuses are contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $24.1 million and $2.1 million for the service fee for the three months ended June 30, 2021 and 2020, respectively. The Company incurred charges of $46.8 million and $21.7 million for the service fee for the six months ended June 30, 2021 and 2020, respectively. The Company incurred charges of $31.1 million and $21.1 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended June 30, 2021 and 2020, respectively. The Company incurred charges of $57.7 million and $40.5 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the six months ended June 30, 2021 and 2020, respectively. During 2022, and contingent upon the achievement of certain Cologuard test revenue metrics during 2021, the Company will pay Pfizer a royalty based on a low single-digit royalty rate applied to actual 2022 Cologuard test revenues. The term of the Restated Promotion Agreement runs through December 31, 2022.

(12) STOCKHOLDERS’ EQUITY
Ashion Acquisition Stock Issuance
In April 2021 the Company completed its acquisition of Ashion. In connection with the acquisition, which is further described in Note 17, the Company issued 0.1 million common shares that had a fair value of $16.2 million.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Thrive Acquisition Stock Issuance
In January 2021, the Company completed its acquisition of Thrive. In connection with the acquisition, which is further described in Note 17, the Company issued 9.3 million common shares that had a fair value of $1.19 billion.
Targeted Digital Sequencing (“TARDIS”) License Acquisition Stock Issuance
In January 2021, the Company acquired a worldwide exclusive license to the TARDIS technology from The Translational Genomics Research Institute (“TGen”), which is further described in Note 17. As part of the consideration transferred, the Company issued 0.2 million shares that had a fair value of $27.3 million.
Paradigm Diagnostics, Inc. (“Paradigm”) and Viomics, Inc. (“Viomics”) Acquisition Stock Issuance
In March 2020, the Company completed the acquisitions of Paradigm and Viomics. The purchase price for these acquisitions consisted of cash and stock with a fair value of $40.4 million. Of the $40.4 million purchase price, $32.2 million is expected to be settled through the issuance of 0.4 million shares of common stock. Of the $32.2 million that will be settled through the issuance of common stock, $28.8 million was issued as of June 30, 2021, and the remainder was withheld and may become issuable as additional merger consideration subject to the terms and conditions of the acquisition agreements.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the six months ended June 30, 2021 were as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$526	$526
Other comprehensive loss before reclassifications	(399)	(399)
Amounts reclassified from accumulated other comprehensive loss	(230)	(230)
Net current period change in accumulated other comprehensive loss, before tax	(629)	(629)
Income tax expense related to items of other comprehensive income	170	170
Balance at June 30, 2021	$67	$67
The amounts recognized in AOCI for the six months ended June 30, 2020 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(25)	$(75)	$(100)
Other comprehensive loss before reclassifications	—	1,564	1,564
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period change in accumulated other comprehensive loss	25	1,564	1,589
Balance at June 30, 2020	$—	$1,489	$1,489
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and six months ended June 30, 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amounts reclassified from AOCI for the six months ended June 30, 2021 and 2020 were as follows:

	Affected Line Item in the Statements of Operations	Six Months Ended June 30,
Details about AOCI Components (In thousands)		2021	2020
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$(230)	$—
Foreign currency adjustment	General and administrative	—	25
Total reclassifications		$(230)	$25

(13) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, and the 2016 Inducement Award Plan (collectively, the “Stock Plans”).
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $56.3 million and $40.0 million in stock-based compensation expense during the three months ended June 30, 2021 and 2020, respectively. The Company recorded $219.7 million and $69.6 million in stock-based compensation expense during the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, there was $433.2 million of expected total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.9 years.
In connection with the acquisition of Thrive, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the three months ended June 30, 2021, the Company accelerated 4,982 shares of previously unvested stock options and 5,827 shares of previously unvested restricted stock awards and restricted stock units and recorded $1.0 million of non-cash stock-based compensation for the accelerated awards. During the six months ended June 30, 2021, the Company accelerated 103,996 shares of previously unvested stock options and 33,306 shares of previously unvested restricted stock awards and restricted stock units and recorded $14.5 million of non-cash stock-based compensation for the accelerated awards. As further discussed in Note 17, the Company also recorded $86.2 million in stock-based compensation related to accelerated vesting of awards held by Thrive employees in connection with the acquisition.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
The Company determines the fair value of each service-based option award on the date of grant using the Black-Scholes option-pricing model, which utilizes several key assumptions which are disclosed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Option Plan Shares
Risk-free interest rates	(1)	(1)	(1)	0.98% - 1.47%
Expected term (in years)	(1)	(1)	(1)	4.68 - 6.15
Expected volatility	(1)	(1)	(1)	65.67% - 77.51%
Dividend yield	(1)	(1)	(1)	—%
______________
(1)The Company did not grant stock options under its 2010 Omnibus Long-Term Incentive Plan or 2019 Omnibus Long-Term Incentive Plan during the period.
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value(2)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2021	2,231,059	$39.67	6.0
Granted	—	—
Assumed through acquisition	1,393,748	5.51
Exercised	(1,107,613)	10.51
Forfeited	(31,234)	64.77
Outstanding, June 30, 2021	2,485,960	$33.20	6.2	$226,506
Vested and expected to vest, June 30, 2021	2,485,960	$33.20	6.2	$226,506
Exercisable, June 30, 2021	1,825,975	$25.29	5.5	$180,809
______________
(1)The weighted average grant date fair value of options granted during the three and six months ended June 30, 2020 was $58.77.
(2)The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $140.2 million and $20.4 million, respectively, determined as of the date of exercise.
The Company received approximately $11.6 million and $10.9 million from stock option exercises during the six months ended June 30, 2021 and 2020, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity during the six months ended June 30, 2021 is as follows:

Restricted stock and restricted stock units	Shares	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2021	3,968,214	$79.46
Granted	1,680,182	140.63
Assumed through acquisition	242,123	127.79
Released (1)	(1,308,929)	71.15
Forfeited	(247,183)	95.88
Outstanding, June 30, 2021	4,334,407	$107.44
______________
(1)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $93.1 million and $63.5 million during the six months ended June 30, 2021 and 2020, respectively.
(2)The weighted average grant date fair value of the restricted stock units granted during the six months ended June 30, 2020 was $92.29.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
In February 2021, the Company issued additional performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of performance share-based compensation arrangements granted under all equity compensation unit activity is as follows:

Performance share units	Shares (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2021	618,515	$93.22
Granted	253,120	140.96
Released	—	—
Forfeited	(4,150)	147.81
Outstanding, June 30, 2021	867,485	$106.89
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of June 30, 2021 was 174,904.
(2)The weighted average grant date fair value of the performance share units granted during the six months ended June 30, 2020 was $90.17.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee Stock Purchase Plan (“ESPP”)
The fair value of ESPP shares is based on the assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ESPP Shares
Risk-free interest rates	0.04% - 0.16%	0.12% - 0.20%	0.04% - 0.16%	0.12% - 0.20%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	48.38% - 68.51%	63.67% - 89.04%	48.38% - 68.51%	63.67% - 89.04%
Dividend yield	—%	—%	—%	—%

(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30, 2021
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,309	$12,289
Operating cash flows from finance leases	480	27
Finance cash flows from finance leases	2,443	182
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	54,451	13,024
Right-of-use assets obtained in exchange for new finance lease liabilities	2,308	1,471
Weighted-average remaining lease term - operating leases (in years)	8.43	9.20
Weighted-average remaining lease term - finance leases (in years)	3.28	3.81
Weighted-average discount rate - operating leases	6.32%	6.83%
Weighted-average discount rate - finance leases	5.54%	6.33%
_____________
(1)For the six months ended June 30, 2021, this includes right-of-use assets acquired as part of the business combinations described in Note 17 of $39.6 million.
As of June 30, 2021 and December 31, 2020, the Company’s right-of-use assets from operating leases are $166.9 million and $125.9 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2021, the Company has outstanding operating lease obligations of $180.9 million, of which $16.6 million is reported in operating lease liabilities, current portion and $164.3 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding operating lease obligations of $132.6 million, of which $11.5 million is reported in operating lease liabilities, current portion and $121.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2021 and December 31, 2020, the Company’s right-of-use assets from finance leases are $18.2 million and $18.6 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of June 30, 2021, the Company has outstanding finance lease obligations of $18.5 million, of which $5.4 million is reported in other current liabilities and $13.1 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding finance lease obligations of $18.7 million, of which $4.7 million is reported in other current liabilities and $14.0 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for finance leases.
The Company executed a lease agreement for a new facility in La Jolla, California that will commence in 2021. The Company anticipates that it will recognize $22.8 million in operating lease right-of-use assets and $22.8 million in operating lease liabilities in the condensed consolidated balance sheet, respectively, upon commencement of the lease.
Legal Matters
The Company records reserves and accrues costs for certain legal proceedings and regulatory matters to the extent that it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such reserves and accrued costs reflect the Company’s best estimate of the probable loss for such matters, the recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to, they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings and/or a wide range of potential outcomes; or result in a change of business practices.
As of the date of this Quarterly Report on Form 10-Q, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.
The Company is currently responding to civil investigative demands and administrative subpoenas issued pursuant to the Health Insurance Portability and Accountability Act of 1996 by the United States Department of Justice (“DOJ”) concerning Genomic Health’s compliance with the Medicare Date of Service billing regulations (the “DOS Rule Investigation”). The Company has been cooperating with the DOS Rule Investigation and has produced documents in response thereto.
During the second quarter of 2021, as part of ongoing discussions between the DOJ and the Company regarding the DOS Rule Investigation, the DOJ presented an estimate of civil damages in the amount of $48.2 million relating to alleged non-compliance with the Medicare Date of Service billing regulations from 2007 to 2020. At the time of this filing, the Company is in the process of evaluating the damages estimate and preparing a response to the DOJ. The civil damages estimate does not include potential treble damages, civil or criminal penalties or other remedies that the DOJ could seek against the Company. Given the early stage of these ongoing discussions, the Company is unable to establish a reasonable estimate or an estimated range of loss related to this matter at this time. As a result, no amounts of loss related to the DOS Rule Investigation have been accrued in the condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On June 24, 2019, Niles Rosen M.D. filed a sealed ex parte qui tam lawsuit against the Company in the United States District Court for the Middle District of Florida, that alleged a violation of the Federal Anti-Kickback Statute and False Claims Act for offering gift cards to patients in exchange for returning the Cologuard screening test (the “Qui Tam Suit”). Dr. Rosen seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On February 25, 2020, the Company received a civil investigative demand by the DOJ related to the Company’s gift card program. The Company produced documents in response thereto. On March 25, 2021, the DOJ filed a notice of its election to decline intervention in the Qui Tam Suit. This election does not prevent Dr. Rosen from continuing the Qui Tam Suit. On April 12, 2021, Dr. Rosen filed an amended complaint against the Company, alleging violations of the Federal Anti-Kickback Statute and False Claims Act. The Company first learned of the Qui Tam Suit and the DOJ’s election to decline intervention in July 2021. The Company intends to vigorously defend itself against Dr. Rosen's claims and seek, among other things, the Company’s attorneys' fees and costs incurred in defending this action. Although the Company denies Dr. Rosen's allegations and believes that it has meritorious defenses to his False Claims Act claims, neither the outcome of the litigation nor can a reasonable estimate or an estimated range of loss associated with the litigation be determined at this time.
Adverse outcomes from the DOS Rule Investigation and the Qui Tam Suit could include the Company being required to pay treble damages, incur civil and criminal penalties, paying attorneys’ fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially affect the Company’s business, financial condition and results of operation.
In connection with the Company's combination with Genomic Health, on June 22, 2020, Suzanne Flannery, a purported former stockholder of Genomic Health, filed a Verified Individual and Class Action Complaint in the Delaware Court of Chancery, captioned Flannery v. Genomic Health, Inc., et al., C.A. No. 2020-0492. Flannery amended her complaint on November 23, 2020. The amended complaint asserts individual and class action claims, including: (i) a violation of 8 Del. C. § 203 by Genomic Health, Exact Sciences and a purported controlling group of former Genomic Health stockholders; (ii) conversion by Genomic Health, Exact Sciences and Spring Acquisition Corp.; (iii) breach of fiduciary duty by Genomic Health's former directors; (iv) breach of fiduciary duty by the purported controlling group; and (v) aiding and abetting breach of fiduciary duty against Exact Sciences, Spring Acquisition and Goldman Sachs & Co. LLC, Genomic Health's financial advisor in the combination. The amended complaint seeks, among other things, declaratory relief, unspecified monetary damages and attorneys' fees and costs. All defendants moved to dismiss the amended complaint. Oral argument on defendants’ motions to dismiss the amended complaint occurred in May 2021 and the ruling on the motion to dismiss is pending as of the date of this Quarterly Report on Form 10-Q.

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
As of June 30, 2021, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $7.5 million from the WEDC. The unpaid portion is $1.5 million, which is reported in prepaid expenses and other current assets, reflecting when collection of the refundable tax credits is expected to occur. As of June 30, 2021 and December 31, 2020, the corresponding liability, which reflected when the expected benefit of tax credit amortization would reduce future operating expenses, has been fully amortized.
During the three and six months ended June 30, 2020, the Company amortized $0.6 million and $1.2 million, respectively, of the tax credits earned as a reduction of operating expenses.

(17) BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Business Combinations
Ashion Analytics, LLC
On April 14, 2021, the Company completed the acquisition (“Ashion Acquisition”) of all of the outstanding equity interests of Ashion from PMed Management, LLC (“PMed”), which is a subsidiary of TGen. The Ashion Acquisition provided the Company a Clinical Laboratory Improvement Amendments (“CLIA”) certified and College of American Pathologists (“CAP”) accredited sequencing lab based in Phoenix, Arizona. Ashion developed GEMExTra®, a comprehensive genomic cancer test, and provides access to whole exome, matched germline, and transcriptome sequencing capabilities. The Company has included the financial results of Ashion in the consolidated financial statements from the date of the combination.
The combination date fair value of the consideration transferred for Ashion was approximately $110.0 million, which consisted of the following:

(In thousands)
Cash	$74,775
Common stock issued	16,224
Contingent consideration	19,000
Total purchase price	$109,999
The fair value of the 125,444 common shares issued as part of consideration transferred was determined on the basis of the average of the high and low market price of the Company's shares on the acquisition date, which was $129.33.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The contingent consideration arrangement requires the Company to pay $20.0 million of additional cash consideration to PMed upon the Company’s commercial launch, on or before the tenth anniversary of the Ashion Acquisition, of a test for minimal residual disease (“MRD”) detection and/or treatment (the “Commercial Launch Milestone”). The fair value of the Commercial Launch Milestone at the acquisition date was $19.0 million. The contingent consideration arrangement also requires the Company to pay $30.0 million of additional cash upon the Company’s achievement, on or before the fifth anniversary of the Ashion Acquisition, of cumulative revenues from MRD products of $500.0 million (the “MRD Product Revenue Milestone”). No value was ascribed to the MRD Product Revenue Milestone based on probability assessments as of the acquisition date. The fair value of the Commercial Launch Milestone and MRD Product Revenue Milestone was estimated using a probability-weighted scenario based discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in Accounting Standards Codification (“ASC”) 820. The key assumptions are described in Note 7.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(In thousands)
Cash and cash equivalents	$2,474
Accounts receivable	2,349
Inventory	1,811
Prepaid expenses and other current assets	425
Property, plant and equipment	9,947
Operating lease right-of-use assets	548
Developed technology	39,000
Total identifiable assets acquired	$56,554

Accounts payable	(1,477)
Accrued liabilities	(1,190)
Operating lease liabilities, current portion	(343)
Other current liabilities	(98)
Operating lease liabilities, less current portion	(205)
Total liabilities assumed	$(3,313)
Net identifiable assets acquired	$53,241

Goodwill	56,758
Net assets acquired	$109,999
The company recorded $39.0 million of identifiable intangible assets related to the developed technology associated with GEMExTra. Developed technology represents purchased technology that had reached technological feasibility and for which Ashion had substantially completed development as of the date of combination. The fair value of the developed technology has been determined using the income approach multi-period excess earnings method, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, and required rate of return and tax rate. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight-line basis over its estimated useful life of 13 years.
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the acquired workforce expertise, the capabilities in the advancement of creating and launching new products, including an MRD product, and expected salesforce synergies related to the developed technology. The total goodwill related to this combination is deductible for tax purposes.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The total purchase price allocation is preliminary and based upon estimates and assumptions that are subject to change within the measurement period as additional information for the estimates is obtained. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the developed technology intangible asset.
Pro forma impact and results of operations disclosures have not been included due to immateriality.
During the three and six months ended June 30, 2021, the Company incurred $0.7 million and $1.6 million of acquisition-related costs recorded in general and administrative expenses in the condensed consolidated statement of operations, respectively. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the merger.
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
The contingent consideration arrangement requires the Company to pay up to $450.0 million of additional cash consideration to Thrive’s former shareholders upon the achievement of two discrete events, U.S. Food and Drug Administration (“FDA”) approval and Centers for Medicare & Medicaid Services (“CMS”) coverage, for $150.0 million and up to $300.0 million, respectively. The fair value of the contingent consideration arrangement at the acquisition date was $352.0 million. The fair value of the contingent consideration was estimated using a probability-weighted scenario based discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions are described in Note 7. Of the total fair value of the contingent consideration, $331.3 million was allocated to the consideration transferred, $6.4 million was allocated to the Company’s previous ownership interest in Thrive, and $14.3 million was deemed compensatory as participation is dependent on replaced unvested equity awards vesting which requires future service. Compensation expense related to the milestones could be up to $18.2 million undiscounted and will be recognized in the future once probable and payable.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Preliminary Allocation January 5, 2021	Measurement Period Adjustments	Allocation as of June 30, 2021
Cash and cash equivalents	$241,748	$—	$241,748
Prepaid expenses and other current assets	3,939	—	3,939
Property, plant and equipment	29,977	—	29,977
Operating lease right-of-use assets	39,027	—	39,027
Other long-term assets	67	—	67
In-process research and development (IPR&D)	1,250,000	—	1,250,000
Total identifiable assets acquired	$1,564,758	$—	$1,564,758

Accounts payable	(3,222)	—	(3,222)
Accrued liabilities	(6,218)	(1,862)	(8,080)
Operating lease liabilities, current portion	(2,980)	—	(2,980)
Operating lease liabilities, less current portion	(38,622)	—	(38,622)
Deferred tax liability	(272,905)	—	(272,905)
Total liabilities assumed	$(323,947)	$(1,862)	$(325,809)
Net identifiable assets acquired	$1,240,811	$(1,862)	$1,238,949

Goodwill	946,243	1,862	948,105
Net assets acquired	$2,187,054	$—	$2,187,054
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
The net loss before tax of Thrive included in the Company’s condensed consolidated statement of operations from the combination date of January 5, 2021 to June 30, 2021 was $180.0 million. The net loss before tax of Thrive included in the Company’s condensed consolidated statement of operations for the three months ended June 30, 2021 was $37.2 million.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Thrive, as though the companies were combined as of the beginning of January 1, 2020.

	Three Months Ended June 30,		Six Months Ended June 30, 2021
(In thousands)	2021	2020	2021	2020
Total revenues	$434,819	$268,868	$836,896	$616,689
Net loss before tax	(172,887)	(91,376)	(365,456)	(351,122)
The unaudited pro forma financial information for all periods presented above has been calculated after adjusting the results of Thrive to reflect the business combination accounting effects resulting from this combination. The Company incurred $86.2 million of stock-based compensation expense related to accelerated vesting in connection with the acquisition, $13.5 million of stock-based compensation expense related to accelerated vesting for employees with qualifying termination events, and $10.3 million of transaction costs incurred to execute the acquisition during the first quarter of 2021. These expenses are included in general and administrative expenses on the condensed consolidated statement of operations for the six months ended June 30, 2021 and are reflected in pro forma earnings for the six months ended June 30, 2020 in the table above. The Company recorded a realized gain of $30.5 million during the first quarter of 2021 in investment income, net on the Company’s condensed consolidated statement of operations relating to the Company’s pre-acquisition investment in Thrive. This gain has been reduced to $7.6 million due to the Company’s smaller ownership interest in Thrive on January 1, 2020, and is reflected in pro forma earnings for the six months ended June 30, 2020 in the table above. The Company recorded a remeasurement of contingent consideration of $9.0 million related to Thrive in general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2021. This expense is reflected in the six months ended June 30, 2020 in the table above. The historical consolidated financial statements have been adjusted in the unaudited pro forma combined financial information to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the combination had taken place as of January 1, 2020.
During 2021, the Company incurred $10.3 million of acquisition-related costs recorded in general and administrative expenses in the condensed consolidated statement of operations. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the merger.
In connection with acquisition-related severances, the Company recorded $1.0 million of expense related to vesting of previously unvested equity awards and $0.7 million of additional benefit charges for the three months ended June 30, 2021.The Company recorded $14.5 million of expense related to vesting of previously unvested equity awards and $2.7 million of additional benefit charges for the six months ended June 30, 2021.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The acquisition date fair value of the consideration to be transferred for Paradigm and Viomics was $40.4 million, which consists of $32.2 million payable in shares of the Company’s common stock and $8.2 million which was settled through a cash payment. Of the $32.2 million to be settled through the issuance of common stock, $28.8 million was issued as of June 30, 2021, and the remaining $3.4 million, which was withheld and may become payable as additional merger consideration, is included in other current liabilities in the condensed consolidated balance sheet as of June 30, 2021. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as follows:

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
Asset Acquisitions
PFS Genomics Inc.
On May 3, 2021, the Company acquired 90% of the outstanding capital stock of PFS Genomics Inc. (“PFS”). On June 23, 2021, the Company completed the acquisition of the remaining 10% interest in PFS. The Company paid cash of $33.6 million for 100% of the outstanding capital stock in PFS. PFS is a healthcare company focused on personalizing treatment for breast cancer patients to improve outcomes and reduce unnecessary treatment. The Company expects this acquisition to expand its ability to help guide early-stage breast cancer treatment through individualized radiotherapy treatment decisions.
The transaction was treated as an asset acquisition under GAAP because substantially all of the fair value of the gross assets acquired were deemed to be associated with the acquired technology.
The assets acquired and liabilities assumed were substantially comprised of the In-process research and development (“IPR&D”) asset as shown in the table below. The IPR&D asset acquired was recorded to research and development expense in the consolidated statement of operations immediately after acquisition as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company accounted for the acquisition in accordance with the accounting standards codification guidance for business combinations, whereby the total purchase price was allocated to the acquired net tangible and intangible assets based on their estimated fair values as of the closing date.
Acquisition related costs were not material in this asset acquisition.
The following table summarizes the allocation of the purchase price to the fair values assigned to the assets acquired and liabilities assumed:

(In thousands)
Consideration
Cash paid for acquisition of PFS Genomics outstanding shares	$33,569
Assets acquired and liabilities assumed
Cash	496
IPR&D asset	33,074
Other assets and liabilities	(1)
Net assets acquired	$33,569
TARDIS License Agreement
On January 11, 2021, the Company entered into a worldwide exclusive license to the proprietary TARDIS technology from TGen, an affiliate of City of Hope. Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. The Company intends to develop and commercialize the TARDIS technology as a minimal residual disease test. The Company accounted for this transaction as an asset acquisition. In connection with the asset acquisition, the Company paid upfront fair value consideration of $52.3 million comprised of $25.0 million in cash and issuance of 0.2 million shares of common stock valued at $27.3 million based on the average of the high and low market price of the Company’s shares on the acquisition date. In addition, the Company is obligated to make milestone payments to TGen of $10.0 million and $35.0 million upon achieving cumulative product revenue related to MRD detection and/or treatment totaling $100.0 million and $250.0 million, respectively. These payments are contingent upon achievement of these cumulative revenues on or before December 31, 2030. The upfront consideration was recorded to research and development expense in the condensed consolidated statement of operations immediately after acquisition as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition. The Company will record the sales milestones once achievement is deemed probable. No acquisition related costs were incurred in this asset acquisition during the three and six months ended June 30, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
United States	$407,971	$249,850	$783,993	$576,709
Outside of United States	26,848	19,018	52,903	39,980
Total revenues	$434,819	$268,868	$836,896	$616,689
Long-lived assets located in countries outside of the United States are not significant.

(19) INCOME TAXES
The Company recorded an income tax expense of $4.0 million and a benefit of $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded an income tax benefit of $238.8 million and a benefit of $2.5 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s income tax expense recorded during the three months ended June 30, 2021 is primarily related to foreign tax expense, as well as the future limitations on and expiration of certain Federal and State deferred tax assets. The Company’s income tax benefit recorded during the six months ended June 30, 2021 is primarily related to an income tax benefit of $239.2 million recorded as a result of the change in the deferred tax asset valuation allowance resulting from the Thrive Merger. A deferred tax liability of approximately $37.5 million was recorded as of June 30, 2021, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $18.6 million and $16.6 million of unrecognized tax benefits at June 30, 2021 and December 31, 2020, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of June 30, 2021, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2001 through 2021, and to state income tax examinations for the tax years 2001 through 2021. No interest or penalties related to income taxes have been accrued or recognized as of June 30, 2021.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (“COVID-19”) pandemic, including its possible effects on our operations, including our supply chain and clinical studies, and the demand for our cancer and COVID-19 testing products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility that integration efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings, including in connection with acquisitions; our ability to retain and hire key personnel, including employees at businesses we acquire. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2020 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview
Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a leading global cancer diagnostics company. We have developed some of the most impactful brands in cancer diagnostics, and we are currently working on the development of additional tests, with the goal of bringing new innovative cancer tests to patients throughout the world.
Acquisitions
On April 14, 2021, we completed the acquisition of all of the outstanding equity interests of Ashion Analytics, LLC (“Ashion”; such transaction the “Ashion Acquisition”) from PMed Management, LLC (“PMed”), which is a subsidiary of The Translational Genomics Research Institute (“TGen”). Ashion is a Clinical Laboratory Improvement Amendments (“CLIA”) certified and College of American Pathologists (“CAP”) accredited sequencing lab based in Phoenix, Arizona and developed GEMExTra®, a comprehensive genomic cancer test, and provides access to the whole exome, matched germline, and transcriptome sequencing capabilities.
On May 3, 2021, we acquired 90% of the outstanding capital stock of PFS Genomics Inc. (“PFS”; such transaction, the “PFS Acquisition”), pursuant to a share purchase agreement. On June 23, 2021, we completed the acquisition of the remaining 10% interest in PFS. PFS is a healthcare company focused on personalizing treatment for breast cancer patients to improve outcomes and reduce unnecessary treatment. We expect this acquisition to expand our ability to help guide early stage breast cancer treatment through individualized radiotherapy treatment decisions.
Refer to Note 17 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for full discussion of acquisitions completed during the year.
Our Cologuard Test
Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths in the United States among non-smokers. In 2020 in the United States there was estimated to be approximately 148,000 new cases of colorectal cancer and 53,000 deaths from colorectal cancer. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.
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
•Multi-Cancer Screening Test Development. We are currently seeking to develop a blood-based, multi-cancer screening test. In January 2021, we completed the acquisition of Thrive Earlier Detection Corporation (“Thrive”), a healthcare company dedicated to developing a blood-based, multi-cancer screening test. An early version of Thrive’s test has achieved promising results in a 10,000-patient, prospective, interventional study detecting 10 different types of cancer, including seven with no current recommended screening guidelines, with very few false positives. We intend to combine Thrive's expertise with our scientific capabilities, clinical organization and commercial infrastructure to establish us as a leading competitor in blood-based, multi-cancer screening.
•Hepatocellular Carcinoma (“HCC”) Test Development. We are currently developing a blood-based biomarker test to serve as an alternative to ultrasound and alpha-fetoprotein (“AFP”) for use in HCC testing. HCC is the most common type of liver cancer. Our goal is to provide a patient-friendly test that performs better than the current guideline-recommended testing options. In November 2019, we released the results of a 450-patient study which demonstrated 80% overall sensitivity for HCC at 90% specificity with a novel combination of six blood-based biomarkers for HCC. The study also showed 71% sensitivity for early-stage HCC at 90% specificity. The study compared performance to the AFP test, which demonstrated 45% sensitivity at 90% specificity for early stage HCC. Our test was made available on a limited basis in the second quarter of 2021.
•Minimal Residual Disease (“MRD”) Test Development. In January 2021 we acquired an exclusive license to the TGen proprietary Targeted Digital Sequencing (“TARDIS”) technology. We are currently seeking to utilize this compelling and technically distinct approach to develop a test to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. In a study published in Science Translational Medicine, TARDIS demonstrated high accuracy in assessing molecular response and residual disease during neoadjuvant therapy to treat breast cancer. TARDIS achieved up to 100-fold improvement beyond the current limit of circulating tumor DNA detection. We intend to expand our precision oncology business to become a leader in minimal residual disease testing, which will leverage our existing foundation to deliver better solutions to patients navigating cancer.
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

COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. We have partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. In light of the uncertainty surrounding the COVID-19 pandemic, we intend to periodically reassess our COVID-19 testing business. As the pandemic abates and more people receive vaccinations, we expect demand for our COVID-19 testing services to decline.
2021 Priorities
Our top priorities for 2021 are to (1) get more people tested, (2) advance new solutions, and (3) enhance our customer experience.
Get More People Tested
We are committed to delivering critical answers to patients by getting more people tested with our Cologuard and Oncotype IQ tests. Depending on the course of the COVID-19 pandemic, we expect to continue to provide COVID-19 testing.
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
Results of Operations
The spread of COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The pandemic and related precautionary measures have materially disrupted our business since March 2020 and has significantly impacted, and may continue to impact, our testing volumes, revenues, margins and cash utilization, among other measures. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. As a result of the pandemic, we continue to provide COVID-19 testing, the revenue from which has partially offset the pandemic’s impact on our Screening and Precision Oncology testing revenue.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there was a significant and widespread decline in standard wellness visits and preventive services beginning at the end of the first quarter of 2020. We took steps to limit exposure to COVID-19 based on recommendations from government and health agencies, including limiting field-based, face-to-face interactions by our sales force. The decline in field-based, face-to-face interactions with health care providers negatively impacted Cologuard test orders beginning in March 2020 in our Screening business, notwithstanding the availability of alternative ordering channels such as telehealth. Order volumes recovered over the course of 2020 and by the first quarter of 2021 exceeded pre-pandemic levels. Our Precision Oncology business started to see weakening underlying conditions in April 2020 because of COVID-19. The widespread decrease in preventive services, including mammograms and prostate cancer screenings, negatively impacted Precision Oncology test volumes beginning in May 2020 and continuing throughout the third quarter of 2020 due to the typical lag between cancer screening and genomic test ordering. We began to see orders recovering in the fourth quarter of 2020 to near pre-pandemic levels, and that recovery continued in the first half of 2021. Reduced well-patient access to healthcare providers has contributed to, and may continue to contribute to, delays to clinical studies that are critical to the launch of future products and services.

Although health and safety precautions loosened in many jurisdictions over the past several months as the number of COVID-19 cases began to decline and vaccination rates increased, beginning in early July 2021, COVID-19 cases, including cases associated with the highly contagious delta variant, have increased significantly in the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence will last, how severe it will be, and what safety measures governments will impose in response to it. As cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. Even before the recent increases in cases, many individuals remained cautious about resuming activities such as preventive-care medical visits and many medical practices remained cautious about allowing individuals, such as sales representatives, into their offices.
Both our and Pfizer Inc.’s (“Pfizer”) sales teams have recommenced some field-based interactions, but portions of those interactions are primarily telephone and other electronic interactions. Sales representatives’ access to healthcare providers remains limited and uneven across the country and could further tighten depending on the course of the pandemic, including the spread of new virus variants like the delta variant. Even after the pandemic subsides, some healthcare providers and health systems may limit the extent and type of sales representatives’ access to their facilities and personnel.
We are uncertain how many or what type of sales details Pfizer’s sales representatives will contribute during the second half of 2021 and beyond. In October 2020, we amended and restated our promotion agreement with Pfizer (the “Promotion Agreement”) to, among other things, address changes to the operational landscape resulting from the COVID-19 pandemic, and we are in the process of negotiating further amendments to the Promotion Agreement. Those negotiations could result in material changes to the Promotion Agreement and how we and Pfizer promote our Cologuard test. If we are unable to manage our relationships with Pfizer and Pfizer’s sales representatives, or if we or Pfizer fail to optimally or effectively promote, market and sell our Cologuard test, our results of operation could be adversely affected.
We have adjusted, and expect to continue to adjust, our COVID-19 precautionary measures at our various locations based on local recovery levels and applicable governmental regulations. For example, we have authorized more employees to work on-site and have rolled-back certain precautionary measures for vaccinated employees. Our business could be negatively affected if we take excessive, ineffective or inadequate precautions.
We continue to plan for future growth through investing in our existing operations and through the acquisitions further discussed above.
We have generated significant losses since inception and, as of June 30, 2021, we had an accumulated deficit of approximately $2.25 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.
Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype IQ, and COVID-19 tests. Our Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was $263.9 million and $131.3 million for the three months ended June 30, 2021 and 2020, respectively. Screening revenue was $504.3 million and $350.8 million for six months ended June 30, 2021 and 2020, respectively. The increase for the three and six months ended June 30, 2021 was primarily due to an increase in the number of completed Cologuard tests. Our Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype IQ products, was $137.8 million and $103.0 million for the three months ended June 30, 2021 and 2020, respectively. Precision Oncology revenue was $267.2 million and $231.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase for the three and six months ended June 30, 2021 was primarily due to an increase in the number of completed Oncotype IQ tests. For the three months ended June 30, 2021 and 2020, we also generated revenue from our COVID-19 testing of $33.1 million and $34.6 million, respectively. For the six months ended June 30, 2021 and 2020, we generated revenue from our COVID-19 testing of $65.4 million and $34.6 million, respectively.

During the three and six months ended June 30, 2021, we recorded a downward adjustment to revenue of $14.7 million and $13.0 million, respectively, on completed tests from the prior year after identifying a lower realized reimbursement rate on a portion of our laboratory testing services. This change in transaction price is primarily driven by certain prior claims not being submitted to insurance timely. We are working to address these issues, and are more broadly working on improvements to our billing systems to prevent recurrence. Pursuant to our contracts with payers and standards within the industry, claims submitted outside of specified timeframes may not be reimbursed. Successful reimbursement for our laboratory testing services will continue to depend on our ability to execute our order to cash operations efficiently. At each reporting period-end, we monitor our estimates of transaction price to ensure reflection of conditions that exist at each reporting date, and while we strive to restrict volatility in our realized reimbursement rates, changes in transaction price can occur.
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
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales increased to $114.0 million for the three months ended June 30, 2021 compared to $77.9 million for the three months ended June 30, 2020. Cost of sales increased to $224.0 million for the six months ended June 30, 2021 compared to $159.5 million for the six months ended June 30, 2020. The increase in cost of sales is primarily due to an increase in production costs from an increase in completed Cologuard and Oncotype IQ tests and costs incurred from our COVID-19 testing including a charge of $3.5 million and $9.5 million for a reserve of excess inventory related to our COVID-19 testing during the three and six months ended June 30, 2021. We also incurred an increase in personnel expenses to support the increase in volume and future growth of our tests.

	Three Months Ended June 30,
Amounts in millions	2021	2020	Change
Production costs	$64.2	$38.8	$25.4
Personnel expenses	29.7	22.9	6.8
Facility and support services	15.0	13.0	2.0
Stock-based compensation	4.4	3.3	1.1
Other cost of sales expenses	0.7	(0.1)	0.8
Total cost of sales expense	$114.0	$77.9	$36.1

	Six Months Ended June 30,
Amounts in millions	2021	2020	Change
Production costs	$124.8	$83.0	$41.8
Personnel expenses	60.7	45.2	15.5
Facility and support services	29.2	25.3	3.9
Stock-based compensation	8.5	5.8	2.7
Other cost of sales expenses	0.8	0.2	0.6
Total cost of sales expense	$224.0	$159.5	$64.5
Research and development expenses. Research and development expenses increased to $106.2 million for the three months ended June 30, 2021 compared to $32.7 million for the three months ended June 30, 2020. Research and development expenses increased to $221.8 million for the six months ended June 30, 2021 compared to $76.2 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily due to our acquisition of the license to the TARDIS technology in January 2021 and our acquisition of PFS Genomics in May 2021, which resulted in an expense of $52.3 million and $33.1 million upon acquisition, respectively. The acquisitions are further described in Note 17 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The increase is also due to increased direct research and development expenses incurred as a result of our acquisition of Thrive in January 2021 and lower direct research and development costs during the three months ended June 30, 2020 due to the cost saving measures taken as a result of the COVID-19 pandemic. In addition, there was an increase in stock-based compensation and personnel expenses incurred primarily due to our acquisition of Thrive in January 2021.

	Three Months Ended June 30,
Amounts in millions	2021	2020	Change
Technology acquisition	$33.1	$—	$33.1
Personnel expenses	22.9	15.4	7.5
Direct research and development	27.6	6.8	20.8
Stock-based compensation	12.4	5.6	6.8
Facility and support services	6.4	3.5	2.9
Professional fees	1.7	0.7	1.0
Other research and development	2.1	0.7	1.4
Total research and development expenses	$106.2	$32.7	$73.5

	Six Months Ended June 30,
Amounts in millions	2021	2020	Change
Technology acquisition	$85.3	$—	$85.3
Personnel expenses	44.6	31.8	12.8
Direct research and development	46.6	25.1	21.5
Stock-based compensation	27.2	9.6	17.6
Facility and support services	12.4	6.4	6.0
Professional fees	2.7	1.8	0.9
Other research and development	3.0	1.5	1.5
Total research and development expenses	$221.8	$76.2	$145.6
General and administrative expenses. General and administrative expenses increased to $167.6 million for the three months ended June 30, 2021 compared to $106.7 million for the three months ended June 30, 2020. General and administrative expenses increased to $435.4 million for the six months ended June 30, 2021 compared to $220.7 million for the six months ended June 30, 2020. The increase in general and administrative expenses was in part due to $12.9 million and $131.3 million in acquisition and integration related costs incurred during the three and six months ended June 30, 2021 as part of our acquisitions completed during the year, which primarily consists of integration related stock-based compensation and professional and legal fees incurred. The acquisition and integration related costs also include the remeasurement of the contingent consideration liabilities recorded from our acquisitions, which are included in other general and administrative expenses. The contingent consideration liability is further discussed in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Personnel expenses and stock-based compensation also increased due to an increase in headcount to prepare for future growth in our operations and from our recent acquisitions.

	Three Months Ended June 30,
Amounts in millions	2021	2020	Change
Stock-based compensation	$25.8	$19.0	$6.8
Personnel expenses	73.7	51.9	21.8
Professional and legal fees	29.8	15.2	14.6
Facility and support services	19.9	14.0	5.9
Other general and administrative	18.4	6.6	11.8
Total general and administrative expenses	$167.6	$106.7	$60.9

	Six Months Ended June 30,
Amounts in millions	2021	2020	Change
Stock-based compensation	$157.2	$33.4	$123.8
Personnel expenses	146.3	105.1	41.2
Professional and legal fees	65.1	37.0	28.1
Facility and support services	35.1	29.4	5.7
Other general and administrative	31.7	15.8	15.9
Total general and administrative expenses	$435.4	$220.7	$214.7
Sales and marketing expenses. Sales and marketing expenses increased to $194.8 million for the three months ended June 30, 2021 compared to $118.9 million for the three months ended June 30, 2020. Sales and marketing expenses increased to $381.0 million for the six months ended June 30, 2021 compared to $286.6 million for the six months ended June 30, 2020. The increase in sales and marketing expenses was primarily due to an increase in direct marketing spend to support the future growth of our products and increased personnel expenses and stock-based compensation as a result of an increase in headcount. In addition, professional fees increased during the three and six months ended June 30, 2021 primarily due to a reduction of costs incurred related to our promotion agreement with Pfizer during the second quarter of 2020 due to the COVID-19 pandemic.

	Three Months Ended June 30,
Amounts in millions	2021	2020	Change
Personnel expenses	$87.0	$60.4	$26.6
Direct marketing costs	47.2	29.7	17.5
Professional and legal fees	30.8	5.4	25.4
Facility and support services	15.6	10.9	4.7
Stock-based compensation	13.7	12.1	1.6
Other sales and marketing expenses	0.5	0.4	0.1
Total sales and marketing expenses	$194.8	$118.9	$75.9

	Six Months Ended June 30,
Amounts in millions	2021	2020	Change
Personnel expenses	$172.0	$141.3	$30.7
Direct marketing costs	88.6	63.1	25.5
Professional and legal fees	58.5	37.5	21.0
Facility and support services	33.4	23.2	10.2
Stock-based compensation	26.8	20.8	6.0
Other sales and marketing expenses	1.7	0.7	1.0
Total sales and marketing expenses	$381.0	$286.6	$94.4
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $23.8 million for the three months ended June 30, 2021 compared to $23.4 million for the three months ended June 30, 2020. Amortization of acquired intangible assets increased to $47.0 million for the six months ended June 30, 2021 compared to $46.8 million for the six months ended June 30, 2020. The increase in amortization of acquired intangible assets was primarily due to the amortization of intangible assets acquired as part of our acquisition of Ashion.
Other operating income. Other operating income decreased to zero for the three and six months ended June 30, 2021 compared to $23.7 million for the three and six months ended June 30, 2020. The income generated during the three and six months ended June 30, 2020 represents the funding received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund, which was accepted from the Department of Health & Human Services in May 2020.

Investment income, net. Investment income, net increased to $3.4 million for the three months ended June 30, 2021 compared to $2.9 million for the three months ended June 30, 2020. Investment income, net increased to $34.6 million for the six months ended June 30, 2021 compared to $3.0 million for the six months ended June 30, 2020. The increase in investment income, net was primarily due to the realized gain of $30.5 million that was recorded on our preferred stock investment in Thrive, which represented the adjustment to our historical investment to its fair value prior to our acquisition of Thrive. Our acquisition of Thrive is further described in Note 17 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest expense. Interest expense increased to $4.7 million for the three months ended June 30, 2021 compared to $4.3 million for the three months ended June 30, 2020. Interest expense recorded from our outstanding convertible notes totaled $4.0 million during each of the three months ended June 30, 2021 and 2020. Interest expense decreased to $9.3 million for the six months ended June 30, 2021 compared to $58.9 million for the six months ended June 30, 2020. Interest expense recorded from our outstanding convertible notes totaled $8.0 million and $57.8 million during the six months ended June 30, 2021 and 2020, respectively. Of the interest expense recorded on our outstanding convertible notes for the six months ended June 30, 2020, $50.8 million is due to the loss on settlement of convertible notes. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we recognized an immaterial amount of interest expense relating to stated interest expense on our construction loan for the three and six months ended June 30, 2021 and 2020.
Income tax benefit. Income tax expense was $4.0 million for the three months ended June 30, 2021 compared to a benefit of $0.3 million for the three months ended June 30, 2020. Income tax benefit increased to $238.8 million for the six months ended June 30, 2021 compared to $2.5 million for the six months ended June 30, 2020. This increase in income tax benefit is primarily due to an income tax benefit of $239.2 million recorded during the six months ended June 30, 2021, as a result of the change in the deferred tax asset valuation allowance resulting from the acquisition of Thrive.
Liquidity and Capital Resources
We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our Cologuard test, and since the completion of our Genomic Health combination, of Oncotype IQ tests. As of June 30, 2021, we had approximately $363.7 million in unrestricted cash and cash equivalents and approximately $943.9 million in marketable securities.
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
Net cash used in operating activities was $36.9 million for the six months ended June 30, 2021 compared to cash use of $56.7 million for the six months ended June 30, 2020. The decrease in cash used in operating activities for the six months ended June 30, 2021 was primarily due to the increase in cash receipts as a result of an increase in revenue. The increase in revenue was driven by an increase in completed Cologuard, Oncotype IQ, and COVID-19 tests. This was partially offset by an increase in cash payments made related to expenses necessary to process our tests and an increase in operating expenses to prepare for future growth of our operations.
Net cash used in investing activities was $1.11 billion for the six months ended June 30, 2021 compared to cash use of $412.2 million for the six months ended June 30, 2020. The increase in cash used in investing activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily the result of the timing of purchases, sales, and maturities of marketable securities. Excluding the impact of purchases, sales, and maturities of marketable securities, net cash used in investing activities was $521.4 million for the six months ended June 30, 2021 compared to $40.6 million for the six months ended June 30, 2020. Cash use consisted primarily of our acquisition of Thrive of $343.2 million, our acquisition of Ashion of $72.3 million, our asset acquisition of PFS Genomics of $33.1 million, and our TARDIS license asset acquisition of $25.0 million, purchases of property and equipment of $37.5 million, and investments in privately held companies of $10.0 million for the six months ended June 30, 2021. Cash use primarily consisted of purchase of property and equipment of $34.2 million and business combinations of $6.7 million for the six months ended June 30, 2020.

Net cash provided by financing activities was $20.6 million for the six months ended June 30, 2021 compared to $995.6 million for the six months ended June 30, 2020. The cash provided by financing activities during the six months ended June 30, 2021 consisted of proceeds of $11.6 million from the exercise of stock options and $12.0 million in connection with our employee stock purchase plan, which was partially offset with cash outflows of $3.1 million for other financing activities. The cash provided by financing activities for the six months ended June 30, 2020 was primarily the result of proceeds of $1.13 billion from our issuance of Convertible Notes with a maturity date of March 1, 2028 (the “2028 Notes”), and we used $150.1 million of cash to settle a portion of the 2025 Notes. In addition, during the six months ended June 30, 2020 we received proceeds of $10.9 million from the exercise of stock options and $9.8 million in connection with our employee stock purchase plan.
We expect that cash and cash equivalents and marketable securities on hand at June 30, 2021 will be sufficient to fund our current operations for at least the next twelve months based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing our Cologuard test and Oncotype IQ products and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, there is no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due.
A table reflecting certain of our specified contractual obligations as of December 31, 2020 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2020 Form 10-K. There were no material changes outside the ordinary course of our business in our specified contractual obligations during the six months ended June 30, 2021.
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
While our significant accounting policies are more fully described in Note 1 of our financial statements included in our 2020 Form 10-K, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations on our 2020 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results. Other than the adoption of Accounting Standards Update 2020-06 fully discussed in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have not been any significant changes to our critical accounting policies and estimates during the six months ended June 30, 2021.
Revenue Recognition. Revenues are recognized when we release a result to the ordering healthcare provider, in an amount that reflects the consideration we expect to collect in exchange for those services. The amount of revenue we recognize is based on the established billing rates less contractual and other adjustments, which yields the unconstrained amount that we expect to ultimately collect. We determine the amount we expect to ultimately collect, using historical collections, established reimbursement rates and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers and claim denials. The consideration derived from our contracts is fixed when we contract with a direct bill payer. Our ability to collect is not contingent on the customer’s ability to collect through their downstream billing efforts.

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
The quality of our billing operations, most notably those activities that relate to obtaining the correct information in order to bill effectively for services provided, directly impacts the collectability of our receivables and revenue estimates. As such, we continually assess the state of our order to cash operations in order to identify areas of risk and opportunity that allow us to appropriately estimate receivables and revenue. Upon ultimate collection, the aggregate amount received from payers and patients where reimbursement was estimated is compared to previous collection estimates and, if necessary, the transaction price is adjusted. Finally, should we later determine the judgments underlying estimated collections change, our financial results could be negatively impacted in future quarters.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of June 30, 2021 and December 31, 2020 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2021, we had open foreign currency forward contracts with notional amounts of $23.8 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In January 2021, we acquired all of the outstanding capital stock of Thrive (see Note 17 of the accompanying condensed consolidated financial statements for additional information). As of June 30, 2021, management is in the process of evaluating and integrating the internal controls of Thrive into the Company’s existing operations. Other than the controls enhanced or implemented to integrate the Thrive business, there have been no significant changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic, together with related precautionary measures, has materially disrupted our business since March 2020 and may continue to disrupt our business for an unknown period of time. COVID-19 has significantly impacted, and may continue to significantly impact, our operating results including our revenues, margins, and cash utilization, among other measures. The territories in which we market, sell, distribute and perform our tests have attempted to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Although health and safety precautions loosened in many jurisdictions over the past several months as the number of COVID-19 cases declined and vaccination rates increased, beginning in early July 2021, COVID-19 cases, including cases associated with the highly contagious delta variant, have increased significantly in the United States. Public health officials and medical professionals have warned that COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence will last, how severe it will be, and what safety measures governments will impose in response to it. As cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated. Even before the recent increase in cases, many individuals remained cautious about resuming activities such as preventive-care medical visits and many medical practices remained cautious about allowing individuals, such as sales representatives, into their offices. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.
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
•We are uncertain how many or what type of sales details Pfizer’s sales representatives will contribute during the second half of 2021 and beyond; although in October 2020 we amended and restated the promotion agreement to, among other things, address changes to the operational landscape resulting from the COVID-19 pandemic, we are in the process of negotiating further amendments that could result in material changes to our relationship with Pfizer and how we and Pfizer promote our Cologuard test, and we may fail to realize the expected benefits from the agreement;
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
•Pandemic-related supply chain disruptions (whether caused by restrictions, congestion, or slowdowns in shipping or logistics, increases in demand for certain goods used on our operations, or otherwise) may hinder, or even force us to suspend, operations at some or all of our clinical laboratories;
•Illnesses, quarantines, financial hardships, restrictions on travel, commerce and shipping, or other consequences of the pandemic, may disrupt our business relationships, and we or other parties may assert rights under force majeure clauses to excuse performance;
•We have experienced, and for an extended period of time may continue to experience, reduced volumes at our clinical laboratories and we may need to suspend operations at some or all of our clinical laboratories;
•Our efforts to manage our operations through a volatile and cyclical pandemic, which efforts may include cost cutting measures, may hinder our efforts to commercialize our products or delay the development of future products and services;
•We and our partners have postponed or cancelled clinical studies, which may delay or prevent our launch of future products and services and increase the opportunity for competitors to develop products and services that compete with ours;
•Our workforce may be infected by the virus or otherwise distracted;
•A combination of factors, including infection from the virus, supply shortfalls or disruptions, and inability to obtain or maintain equipment, could increase our operating expenses and adversely affect our lab capacity and our ability to meet the demand for our testing services;
•We have adjusted, and expect to continue to adjust, our precautionary measures at our various locations based on our perception of local recovery levels and applicable governmental regulations; our business could be negatively affected if we take excessive, ineffective or inadequate precautions; and
•We may inaccurately estimate the duration or severity of the COVID-19 pandemic, which could cause us to misalign our staffing, spending, activities and precautionary measures with current or future market conditions.
Despite our efforts, the ultimate impact of COVID-19 depends on factors beyond our knowledge or control, including the duration and severity of the outbreak, third-party actions taken to contain its spread and mitigate its public health effects and short- and long-term changes in the behaviors of medical professionals and patients resulting from the pandemic.
If payers, including managed care organizations, do not approve and maintain reimbursement for our tests at adequate reimbursement rates, our commercial success could be compromised.
Our commercial success depends, in large part, on the availability of adequate reimbursement for our tests, including our flagship Cologuard and Oncotype IQ tests, from government insurance plans, managed care organizations and private insurance plans. Although we received a positive coverage decision and what we believe is an adequate reimbursement rate from Centers for Medicare & Medicaid Services (“CMS”) for our Cologuard test, it is also critical that other third-party payers approve and maintain reimbursement for our Cologuard test at adequate reimbursement rates. Healthcare providers may be reluctant to prescribe, and patients may be reluctant to complete, our tests if they are not confident that patients will be reimbursed for our tests.
Third-party payers, both in the United States and internationally, are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for healthcare products and services. As a result, there is uncertainty surrounding the future level of reimbursement, if any, for our current tests and any new tests we may develop. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are: sufficiently sensitive and specific; not experimental or investigational; approved or recommended by the major guidelines organizations; subject to applicable federal or state coverage mandates; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.
Our Oncotype DX Breast Recurrence Score test has received certain negative assessments in the past relating to technology criteria for clinical effectiveness and appropriateness for use in certain patients, and our tests may receive similar negative assessments in the future. Since each payer makes its own decision as to whether to establish a policy to reimburse our tests, seeking these approvals is a time-consuming and costly process. Although we have positive coverage determinations for our Oncotype DX breast cancer test for N-, ER+ and N+ patients from most third party payers in the United States through contracts, agreements or policy decisions, we cannot be certain that coverage for this test will be provided in the future by additional third party payers or that existing contracts, agreements or policy decisions or reimbursement levels, including tests processed as out of network, will remain in place or be fulfilled within existing terms and provisions.

We have obtained limited reimbursement from private third-party payers in the U.S. for our Oncotype DX colon cancer test and for our Oncotype DX breast cancer test for ductal carcinoma in situ (“DCIS”) patients. Unless and until further clinical data is presented, our DCIS indication for our breast cancer test and our colon cancer test may be considered investigational by payers and therefore may not be covered under their reimbursement policies.
We have obtained Medicare reimbursement coverage for our Oncotype DX GPS prostate cancer test for low and very-low risk patients, unfavorable and favorable intermediate risk patients, and high risk patients. However, we may not be able to obtain other third-party payer reimbursement for our tests for patients with colon or prostate cancer or DCIS that is similar to the coverage we have obtained for our invasive breast cancer test for N-, ER+ and N+ patients.
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
From time to time payers change processes that may affect timely payment. These changes may result in uneven cash flow or impact the timing of revenue recognized with these payers. Additionally, on a five-year rotational basis, Medicare requests bids for its regional Medicare Administrative Contractor, or MAC, services. Effective January 2021, CMS renewed its contract with Noridian Healthcare Solutions for the jurisdiction in which we process our Oncotype IQ tests. However, Palmetto, another MAC, makes coverage determinations for our Oncotype IQ tests through the MolDx Program. Future changes in the MAC with jurisdiction over our tests may affect our ability to obtain Medicare coverage and reimbursement for tests for which we have or may seek coverage.
Successful commercialization of our newly developed products and products in development will also depend on our ability to obtain adequate coverage from government insurance plans, managed care organizations and private insurance plans for such products.
Moreover, coverage determinations and reimbursement rates are subject to change, and we cannot guarantee that even if we initially achieve adequate coverage and reimbursement rates for our Cologuard and Oncotype IQ tests, they will continue to apply in the future. As noted above, under the Protecting Access to Medicare Act (“PAMA”), our Medicare reimbursement rates will be subject to adjustment based on our volume-weighted median commercial reimbursement rate. Any reduction in our Medicare reimbursement rates could significantly and adversely affect our business prospects, financial condition and results of operations.
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
•biotechnology, diagnostic, diagnostic tools, and other life science companies;
•academic and scientific institutions;
•governmental agencies; and
•public and private research organizations.
The U.S. market for colorectal cancer and pre-cancer screening is large, consisting of nearly 110 million individuals between the ages of 45 and 85, and has attracted numerous competitors. Our Cologuard test faces competition from procedure-based detection technologies such as colonoscopy, flexible sigmoidoscopy, and “virtual” colonoscopy, a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography), as well as other common screening tests, such as the fecal occult blood test and the fecal immunochemical test, and newer screening technologies. Some payers and health systems promote the fecal immunochemical test as a lower-cost screening alternative. Newer screening technologies include liquid biopsy tests, such as Epi proColon, approved by the FDA in April 2016, and pill-based imaging solutions like PillCam COLON, cleared by the FDA in February 2014, and C-Scan, which obtained a CE Mark in early 2019. A number of companies, including Freenome, Inc. and Guardant Health, Inc., are developing blood-based liquid biopsy tests for colorectal cancer screening, as well as other applications.
We also are aware of at least three companies, DiaTech Pharmacogenetics, Prescient Metabiomics, and Geneoscopy, that are seeking to develop, stool-based colorectal cancer tests in the U.S. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.
While we believe that our Cologuard test compares favorably to other available products and services, our success depends on our ability to successfully market and sell our Cologuard test, build acceptance of our Cologuard test in the medical community, obtain and maintain positive reimbursement determinations and inclusion in healthcare guidelines, recommendations and quality measures, effectively and efficiently operate our clinical laboratories, and ensure positive patient and healthcare provider experience. We also need to innovate and adopt emerging technologies to develop and commercialize improved versions of our Cologuard test or new colorectal cancer screening tests. We are seeking opportunities to improve upon our Cologuard test’s performance characteristics and plan to enroll more than 10,000 patients in a multi-center, prospective BLUE-C study to establish the performance of an enhanced multi-target stool DNA test. We are also working to develop a blood-based screening test. If we are unable to successfully develop new colorectal cancer screening tests, if our competitors deliver new or improved tests before we do, or if healthcare providers, patients or payers perceive our future tests as less attractive than our competitors’ tests, then we may lose market share and our operating results and financial condition may be materially and adversely affected.
Similarly, our Oncotype IQ products compete against a number of companies that offer products or have conducted research to profile genes and gene expression in breast, colon and prostate cancer. These companies include Agendia Inc., BioTheranostics, Guardant Health, Inc., Hologic Inc., Myriad Genetics Inc. (and its Sividon Diagnostics subsidiary), NeoGenomics, Inc., OPKO Health, Inc. (and its Bio-Reference Laboratories, Inc. subsidiary), Pacific Edge Limited, Qiagen N.V. and Veracyte, Inc. Historically, our principal competition for our Oncotype IQ tests has come from existing diagnostic methods used by pathologists and oncologists, and such traditional diagnostic methods can be difficult to change or supplement. Our Oncotype IQ tests also face competition from commercial laboratories with strong distribution networks for diagnostic tests, such as Laboratory Corporation of America Holdings and Quest Diagnostics Incorporated. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.
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
We recently began offering our Oncoguard Liver test, a blood test to detect hepatocellular carcinoma (“HCC”), and we intend to offer additional liquid biopsy tests that:
•screen for colorectal cancer,
•screen for multiple types of cancers using a single test,
•provide prognostic information, guide therapy selection, or measure minimal residual disease or cancer recurrence.
We are aware of a number of companies — including Bioprognos, Bluestar Genomics, Burning Rock, Caris Life Sciences, CellMax, Inc., Clinical Genomics, DiaCarta, EarlyDx, Epigenomics AG, Foundation Medicine, Freenome Inc., Genetron Health, Glycotest, GRAIL, Inc., Guardant Health, Inc., Helio Health, Immunovia AB, Inivata, Invitae, JBS Science, Natera Inc., Nucleix Ltd., Singlera Genomics, Sysmex Inostics, and Tempus — that have developed, or are developing, liquid biopsy tests for the detection of cancer, based on the detection of proteins, tumor cells, nucleic acids, epigenetic markers, or other biomarkers. Other companies, hospitals, and academic and research institutions may also develop liquid biopsy tests. Many proposed liquid biopsy tests rely on next-generation sequencing platforms, such as those provided by Illumina, Inc. and Thermo Fisher Scientific Inc. It appears that certain of our competitors have entered into long-term supply agreements with vendors of next generation sequencing equipment, reagents and other consumables. We may be competitively disadvantaged if we are unable to secure next-generation sequencing equipment and supplies on favorable terms and pricing.
Other companies’ liquid biopsy tests could represent significant competition for our current tests, including our Cologuard and Oncotype IQ tests, as well as other tests we may develop. Freenome Inc., Geneoscopy and Guardant Health are conducting prospective colorectal cancer screening clinical trials intended to support FDA approval, and other companies may do so in the future.
Our liquid biopsy tests may also compete with other types of diagnostic technologies, including imaging solutions, as well as more established and potentially less expensive alternatives. For example, our Oncoguard Liver test faces competition from alpha fetoprotein testing, which has been practiced since the 1960s, and ultrasound, MRI and CT imaging. We are also aware of companies and other researchers that are advancing new imaging approaches and technologies.
Our industry is experiencing increasing levels of merger and acquisition activity as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. In addition to consolidations among competitive molecular diagnostic companies, critical suppliers have sought to acquire molecular diagnostics companies. For example, in September 2020 Illumina announced an agreement to acquire GRAIL; however that acquisition remains subject to challenges by the Federal Trade Commission and review by the European Commission’s Directorate-General of Competition. Industry consolidation may result in companies that have competitive advantages over us in terms of access to capabilities, technology, equipment, supplies, intellectual property, talent and other resources and that are better able to rapidly and cost-effectively develop, commercialize and perform new tests.
Competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging the use of their test by healthcare providers or patients in other countries.

We may be unable to compete effectively against our competitors either because their products and services are superior or because they are more effective in developing or commercializing competing products and services. These competitors may have broader product lines and greater name recognition than we do. Furthermore, even if we do develop new marketable products or services, our current and future competitors may develop products and services that are more clinically or commercially attractive than ours, and they may bring those products and services to market earlier or more effectively than us. If we are unable to compete successfully against current or future competitors, we may be unable to increase market acceptance for and sales of our tests, which could prevent us from increasing or sustaining our revenues or achieving sustained profitability and could cause the market price of our common stock to decline.
We heavily rely upon certain suppliers, including suppliers that are the sole source of certain products; the loss or interruption of supply from our suppliers could have a disruptive effect on our business.
We purchase certain supplies from third-party suppliers and manufacturers. In some cases, due to the unique attributes of products that are incorporated into our tests, we maintain either a single-source supplier relationship or a very limited set of supplier relationships. Certain of our third-party suppliers possess exclusive intellectual property or otherwise may be the only party with the rights or expertise to provide us critical supplies. These third parties are independent entities subject to their own unique operational, regulatory compliance, and financial risks that are outside our control. These third parties may not be willing to enter or renew long-term supply arrangements with us or continue to supply us at all. Additionally, they may not perform their obligations in a timely and cost-effective manner and they may be unwilling or unable to increase production capacity commensurate with demand for our tests or future products or services. Our relationships with suppliers may also be negatively affected by general supply chain material shortages worldwide, as suppliers struggle to keep pace with demand and manage their own supply chains.
We may become dependent on additional single- or limited-source suppliers, or become increasingly dependent on existing suppliers, as we expand and develop our product and service pipeline. For example, our Oncotype MAP and GEM ExTra tests are currently only validated to be performed on Illumina’s sequencing platform and we are not aware of any other platform that we could use in the near future as a commercially viable alternative. Further, Illumina may become the sole supplier of certain equipment and reagents necessary for future tests we may develop, including multi-cancer screening, minimal residual disease, and recurrence monitoring tests. We currently procure Illumina equipment and reagents on a purchase order basis, without any long-term supply agreement. Illumina has entered into an agreement to acquire GRAIL, which is commercializing a multi-cancer screening test against which our planned tests would compete. Illumina’s ownership of GRAIL could incentivize Illumina to offer its sequencing products in a manner that advantages GRAIL over us and other competitors. The Federal Trade Commission has taken action to seek to block Illumina’s proposed acquisition of GRAIL, and the transaction is still under review by the European Commission. We, along with certain other diagnostic companies, have been called by the Federal Trade Commission to testify in its administrative trial to block Illumina’s acquisition of Grail currently scheduled to commence on August 24, 2021. Although Illumina has made an irrevocable standing offer to supply any customer with its sequencing products on certain terms, that offer is contingent upon the closing of Illumina’s acquisition of GRAIL and may not provide pricing or other terms necessary for us or others to successfully compete against GRAIL, including outside of the U.S. Even if Illumina’s acquisition is unsuccessful, Illumina may be unwilling or unable to supply, or commit to supplying, us with sequencing equipment and reagents on commercially acceptable terms, if at all. Although we expect to continue our efforts to validate alternative sequencing platforms on which we could run our Oncotype MAP or GEM ExTra tests or other future tests in a commercially viable manner, we may expend considerable time and efforts, endure delays to our test development and commercialization timelines, and be ultimately unsuccessful in our efforts to validate alternatives. Even if we validate an alternative sequencing platform, we may become substantially dependent on the supplier of that platform.

Similarly, as an additional example, we rely on Hamilton Company to provide us laboratory equipment and related supplies (such as racking and pipette tips) necessary to perform certain critical DNA analysis steps in our clinical laboratory tests, including our Cologuard, Oncotype DX and COVID-19 tests. Although other companies may offer viable alternative platforms, we have invested significant capital, time and expertise to procure Hamilton machines and to optimize their use in our tests. Industry demand for Hamilton supplies has increased significantly since the onset of the COVID-19 pandemic, and although we have a long-term supply agreement with Hamilton, it is possible that Hamilton could become unable or unwilling to continue to provide us with certain equipment and supplies on commercially acceptable terms, if at all. Hamilton may require us to exclusively use Hamilton consumables and components in connection with certain Hamilton laboratory equipment. Therefore, if our access to certain Hamilton consumables and components became impacted, we may need to completely replace the Hamilton platform. Validating alternative vendors’ offerings could be expensive, time-consuming, and unsuccessful. Further, because our Cologuard test is regulated by the FDA, we may also need FDA clearance or approval to replace certain Hamilton equipment and supplies with another vendor’s offerings. FDA approval or clearance may entail extensive new clinical and material costs and delays and may be ultimately unsuccessful.
The loss of a critical supplier, the failure to perform by a critical supplier, the deterioration of our relationship with a critical supplier or any unilateral modification to the contractual terms under which we are supplied materials could have a disruptive effect on our business, and could adversely affect our results of operations for an extended period of time, particularly if we are required to validate an alternative supplier.
We expect to make significant investments to research and develop new cancer tests, which may not be successful.
We are seeking to increase our Cologuard test’s specificity by substituting new biomarkers and to develop a pipeline for future products and services, including multi-cancer screening, minimal residual disease and recurrence monitoring tests. We expect to incur significant expenses on these development efforts, but they may not be successful.
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

Even if the FDA clears or approves a new product or service we develop, we would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially viable. In developing a test, we must make numerous assumptions regarding the commercial viability of a test, including with respect to healthcare providers’ and patients’ interest in a test, payers’ willingness to pay for a test, our costs to perform a test, and availability and attractiveness of competing offerings. Frequently, we must make those assumptions many years before a test is ready for clinical use. If we determine that any of our current or future development programs is unlikely to succeed, we may abandon it without any return on our investment into the program. We may need to raise significant additional capital to bring any new products or services to market, which may not be available on acceptable terms, if at all.
Delays in obtaining regulatory clearances or approvals for new medical devices, or improvements to or expanded indications for our current offerings, could prevent, delay or adversely impact future product commercialization.
Although the FDA has historically exercised enforcement discretion with regard to certain types of tests – commonly referred to as lab developed tests or LDTs – that are developed by laboratories certified pursuant to federal Clinical Laboratory Improvement Amendments, we may develop new tests that are regulated by the FDA as medical devices. Unless otherwise exempted, medical devices must receive either FDA regulatory approval or clearance before being marketed in the U.S. The FDA determines whether a medical device will require either regulatory approval or clearance based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product. The process to obtain either regulatory approval or clearance will likely be costly, time-consuming and uncertain. However, we believe the regulatory approval process is generally more challenging than the clearance process. Even if we design a product that we expect to be eligible for the regulatory clearance process, the FDA may require that the product undergo the regulatory approval process. There can be no assurance that the FDA will ever permit us to market any new product that we develop. Even if regulatory approval or clearance is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of any new medical device.
FDA regulatory approval or clearance is not just required for new medical devices we develop, but would also be required for certain enhancements or other changes we may seek to make to our Cologuard test or future FDA-approved or -cleared tests. For example, FDA approval or clearance may be required to make changes to the processes, equipment, reagents and other consumables used in connection with a test. The FDA’s pathway to approve or clear changes to tests can be time-consuming and costly and the FDA could ultimately reject our proposed changes. For example, if we develop a multi-cancer test that utilizes Illumina’s sequencing platform, we may subsequently determine that it is necessary or preferable to switch sequencing platforms, whether due to potential lack of access (on acceptable terms or at all) to Illumina supplies, the development of a superior sequencing platform, or other reasons. However, switching sequencing platforms would likely require FDA approval or clearance, a process that may entail extensive new clinical trials and material costs and delays and may be ultimately unsuccessful.
Delays in receipt of, or failure to obtain, clearances or approvals could materially delay or prevent us from commercializing our products or result in substantial additional costs that could decrease our profitability. In addition, even if we receive FDA clearance or approval for a new or enhanced product, the FDA may condition, withdraw or materially modify its clearance or approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In order to settle a potential dispute in the connection with the termination of a former employee (the “Grantee”), in May 2021, we issued 6,007 shares of restricted stock to the Grantee. We believe that the offer and sale of the securities referenced were exempt from registration under the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. Use of this exemption is based on the following facts:
•Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.
•The Grantee has had access to information regarding Exact and is knowledgeable about us and our business affairs.
•The shares were issued with a restrictive legend.

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

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended June 30, 2021 filed on July 28, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended June 30, 2021, filed with the Securities and Exchange Commission on July 28, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: July 28, 2021	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2021	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)