Form 10-Q
period 2021-09-30
EXACT SCIENCES CORP
filed 2021-11-02
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2021, the registrant had 172,318,821 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$273,779	$1,491,288
Marketable securities	944,688	348,699
Accounts receivable, net	249,572	233,185
Inventory	95,167	92,265
Prepaid expenses and other current assets	52,385	33,157
Total current assets	1,615,591	2,198,594
Long-term Assets:
Property, plant and equipment, net	524,200	451,986
Operating lease right-of-use assets	167,911	125,947
Goodwill	2,242,535	1,237,672
Intangible assets, net	2,044,958	847,123
Other long-term assets, net	59,241	63,770
Total assets	$6,654,436	$4,925,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,717	$35,709
Accrued liabilities	304,714	233,604
Operating lease liabilities, current portion	19,220	11,483
Debt, current portion	1,319	1,319
Convertible notes, net, current portion	313,104	312,716
Other current liabilities	30,157	38,265
Total current liabilities	710,231	633,096
Long-term Liabilities:
Convertible notes, net, less current portion	1,865,647	1,861,685
Long-term debt, less current portion	21,438	22,342
Other long-term liabilities	436,580	51,342
Operating lease liabilities, less current portion	162,950	121,075
Total liabilities	3,196,846	2,689,540
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—172,242,798 and 159,423,410 shares at September 30, 2021 and December 31, 2020	1,723	1,595
Additional paid-in capital	5,876,644	4,279,327
Accumulated other comprehensive income	133	526
Accumulated deficit	(2,420,910)	(2,045,896)
Total stockholders’ equity	3,457,590	2,235,552
Total liabilities and stockholders’ equity	$6,654,436	$4,925,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$456,379	$408,363	$1,293,275	$1,025,052

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	115,738	95,061	339,699	254,559
Research and development	75,356	31,471	297,158	107,653
Sales and marketing	196,617	136,481	577,585	423,092
General and administrative	186,541	115,589	621,897	336,265
Amortization of acquired intangible assets	23,940	23,430	70,954	70,199
Intangible asset impairment charge	20,210	209,666	20,210	209,666
Total operating expenses	618,402	611,698	1,927,503	1,401,434

Other operating income	—	—	—	23,665
Loss from operations	(162,023)	(203,335)	(634,228)	(352,717)

Other income (expense)
Investment income (expense), net	(4,093)	2,523	30,524	5,532
Interest expense	(4,680)	(4,478)	(13,948)	(63,382)
Total other income (expense)	(8,773)	(1,955)	16,576	(57,850)

Net loss before tax	(170,796)	(205,290)	(617,652)	(410,567)

Income tax benefit	3,858	2,752	242,638	5,294

Net loss	$(166,938)	$(202,538)	$(375,014)	$(405,273)

Net loss per share—basic and diluted	$(0.97)	$(1.35)	$(2.19)	$(2.71)

Weighted average common shares outstanding—basic and diluted	171,978	150,155	170,978	149,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(166,938)	$(202,538)	$(375,014)	$(405,273)
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on available-for-sale investments	66	(405)	(563)	1,159
Foreign currency adjustment	—	—	—	25
Comprehensive loss, before tax	(166,872)	(202,943)	(375,577)	(404,089)
Income tax expense related to items of other comprehensive loss	—	—	170	—
Comprehensive loss, net of tax	$(166,872)	$(202,943)	$(375,407)	$(404,089)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2021	159,423,410	$1,595	$4,279,327	$526	$(2,045,896)	$2,235,552
Conversion of convertible notes, net of tax	344	—	26	—	—	26
Exercise of common stock options	967,107	10	8,749	—	—	8,759
Issuance of common stock to fund the Company’s 2020 401(k) match	162,606	2	22,932	—	—	22,934
Compensation expense related to issuance of stock options and restricted stock awards	1,355,435	13	158,239	—	—	158,252
Issuance of common stock for business combination and asset acquisition	9,384,410	94	1,254,704	—	—	1,254,798
Net loss	—	—	—	—	(31,164)	(31,164)
Other comprehensive loss	—	—	—	(162)	—	(162)
Balance, March 31, 2021	171,293,312	$1,714	$5,723,977	$364	$(2,077,060)	$3,648,995
Conversion of convertible notes, net of tax	197	—	14	—	—	14
Exercise of common stock options	140,478	1	2,857	—	—	2,858
Compensation expense related to issuance of stock options and restricted stock awards	121,575	2	56,283	—	—	56,285
Issuance of common stock for business combinations	126,026	1	16,119	—	—	16,120
Purchase of employee stock purchase plan shares	173,717	2	12,036	—	—	12,038
Net loss	—	—	—	—	(176,912)	(176,912)
Other comprehensive loss	—	—	—	(297)	—	(297)
Balance, June 30, 2021	171,855,305	$1,720	$5,811,286	$67	$(2,253,972)	$3,559,101
Conversion of convertible notes, net of tax	39	—	3	—	—	3
Exercise of common stock options	100,474	1	1,754	—	—	1,755
Compensation expense related to issuance of stock options and restricted stock awards	286,980	2	63,601	—	—	63,603
Net loss	—	—	—	—	(166,938)	(166,938)
Other comprehensive income	—	—	—	66	—	66
Balance, September 30, 2021	172,242,798	$1,723	$5,876,644	$133	$(2,420,910)	$3,457,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2020	147,625,696	$1,477	$3,178,552	$(100)	$(1,222,290)	$1,957,639
Exercise of common stock options	160,286	2	4,298	—	—	4,300
Issuance of common stock to fund the Company’s 2019 401(k) match	136,559	1	12,006	—	—	12,007
Compensation expense related to issuance of stock options and restricted stock awards	1,141,376	11	29,549	—	—	29,560
Issuance of common stock for business combinations	382,947	4	28,593	—	—	28,597
Net loss	—	—	—	—	(134,643)	(134,643)
Other comprehensive loss	—	—	—	(1,617)	—	(1,617)
Balance, March 31, 2020	149,446,864	$1,495	$3,252,998	$(1,717)	$(1,356,933)	$1,895,843
Exercise of common stock options	208,434	2	6,636	—	—	6,638
Compensation expense related to issuance of stock options and restricted stock awards	157,579	2	40,037	—	—	40,039
Purchase of employee stock purchase plan shares	167,921	2	9,797	—	—	9,799
Net loss	—	—	—	—	(68,092)	(68,092)
Other comprehensive income	—	—	—	3,206	—	3,206
Balance, June 30, 2020	149,980,798	$1,501	$3,309,468	$1,489	$(1,425,025)	$1,887,433
Exercise of common stock options	140,145	1	4,469	—	—	4,470
Compensation expense related to issuance of stock options and restricted stock awards	249,197	2	41,474	—	—	41,476
Issuance of common stock for business combinations	3,346	1	249	—	—	250
Net loss	—	—	—	—	(202,538)	(202,538)
Other comprehensive loss	—	—	—	(405)	—	(405)
Balance, September 30, 2020	150,373,486	$1,505	$3,355,660	$1,084	$(1,627,563)	$1,730,686
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(375,014)	$(405,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,267	53,345
Loss on disposal of property, plant and equipment	928	930
Unrealized (gain) loss on equity investments	1,937	(1,183)
Deferred tax benefit	(248,716)	(6,161)
Stock-based compensation	197,180	111,075
Post-combination expense for acceleration of unvested equity	80,960	—
Realized gain on preferred stock investment	(30,500)	—
Loss on settlement of convertible notes	—	50,819
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	4,948	340
Amortization of premium on short-term investments	3,265	1,040
Amortization of acquired intangible assets	70,954	70,199
Intangible asset impairment charge	20,210	209,666
Asset acquisition IPR&D expense	85,337	—
Remeasurement of contingent consideration	10,986	—
Non-cash lease expense	18,347	11,041
Changes in assets and liabilities:
Accounts receivable, net	(14,038)	(73,642)
Inventory, net	(1,091)	(18,472)
Operating lease liabilities	(11,834)	(6,135)
Accounts payable and accrued liabilities	64,344	(7,608)
Other assets and liabilities	(20,134)	35,097
Net cash provided by (used in) operating activities	(77,664)	25,078
Cash flows from investing activities:
Purchases of marketable securities	(1,021,557)	(890,012)
Maturities and sales of marketable securities	424,830	559,907
Purchases of property, plant and equipment	(76,374)	(48,371)
Business combination, net of cash acquired	(415,549)	(6,658)
Asset acquisition	(58,073)	—
Investments in privately held companies	(13,555)	(10,610)
Other investing activities	(244)	345
Net cash used in investing activities	(1,160,522)	(395,399)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	1,125,547
Proceeds from exercise of common stock options	13,372	15,408
Proceeds in connection with the Company’s employee stock purchase plan	12,038	9,799
Payments on settlement of convertible notes	—	(150,054)
Other financing activities	(4,742)	(938)
Net cash provided by financing activities	20,668	999,762
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,217,518)	629,441
Cash, cash equivalents and restricted cash, beginning of period	1,491,594	177,528
Cash, cash equivalents and restricted cash, end of period	$274,076	$806,969

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$21,110	$7,209
Unrealized gain (loss) on available-for-sale investments, before tax	$(563)	$1,159
Issuance of 162,606 and 136,559 shares of common stock to fund the Company’s 401(k) matching contribution for 2020 and 2019, respectively	$22,934	$12,007
Issuance of 9,510,436 and 382,947 shares of common stock for business combinations and asset acquisition for 2021 and 2020, respectively	$1,270,918	$28,847
Business combination contingent consideration liability	$350,348	$—
Supplemental disclosure of cash flow information:
Interest paid	$10,685	$9,239
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K (the “2020 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2020 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2020 Form 10-K.
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
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, equity investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
The pandemic and related precautionary measures began to materially disrupt the Company's operations in March 2020 and may continue to disrupt the business for an unknown period of time. As a result, the pandemic impacted the Company's revenues and operating results for the three and nine months ended September 30, 2021.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
During the nine months ended September 30, 2021, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, except as described in the Recently Adopted Accounting Pronouncements section below.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of January 1, 2019, the cumulative effect of adoption resulted in a decrease in additional-paid-in-capital of $260.2 million, a decrease in accumulated deficit of $26.6 million, and an increase to net deferred tax assets of $55.7 million offset by a corresponding increase of $55.7 million in the valuation allowance. As of January 1, 2020, the cumulative effect of adoption resulted in a decrease in additional-paid-in-capital of $227.8 million, an increase in accumulated deficit of $102.6 million, and an increase to the net deferred tax assets of $83.2 million offset by a corresponding increase of $74.7 million in the valuation allowance resulting in a net decrease of $8.5 million in recorded deferred tax liabilities. As of December 31, 2020, the cumulative effect of adoption resulted in an increase in the net carrying amount of convertible notes, net, current portion of $57.3 million and convertible notes, net, less current portion of $540.9 million, a decrease in additional-paid-in-capital of $510.3 million, an increase in accumulated deficit of $77.7 million, and an increase to net deferred tax assets of $146.0 million offset by a corresponding increase of $135.8 million in the valuation allowance resulting in a net decrease of $10.2 million in recorded deferred tax liabilities. For the three months ended September 30, 2020, interest expense in the condensed consolidated statement of operations decreased by $19.1 million as a result of a decrease in amortization of debt discounts, premiums, and issuance costs, income tax benefit decreased by $1.8 million and net loss per share, basic and diluted, decreased by $0.12 per share. For the nine months ended September 30, 2020, interest expense in the condensed consolidated statement of operations decreased by $8.3 million as a result of a decrease in amortization of debt discounts, premiums, and issuance costs of $51.2 million, which was offset by an increase in loss on extinguishment of $42.9 million in connection with the extinguishment of $100.0 million face value of 2025 Notes. Income tax benefit decreased by $1.8 million and net loss per share, basic and diluted, increased by $0.04 per share.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2021	2020
Shares issuable in connection with acquisitions (1)	45	157
Shares issuable upon exercise of stock options	2,380	2,429
Shares issuable upon the release of restricted stock awards	4,306	4,035
Shares issuable upon the release of performance share units	863	619
Shares issuable upon conversion of convertible notes	20,309	20,309
	27,903	27,549
______________
(1)During the third quarter of 2021, shares were issued related to holdback amounts on the previously closed acquisition of Viomics, Inc. (“Viomics”). The remaining issuable shares relate to the previously closed acquisition of Paradigm Diagnostics, Inc. (“Paradigm”).

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype DX, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Screening
Medicare Parts B & C	$116,088	$98,847	$329,034	$256,589
Commercial	151,245	106,002	419,268	280,451
Other	13,045	9,774	36,341	28,367
Total Screening	280,378	214,623	784,643	565,407
Precision Oncology
Medicare Parts B & C	$51,607	$33,945	$142,428	$114,973
Commercial	42,844	37,402	145,821	137,212
International	27,229	16,243	80,133	56,227
Other	23,732	3,989	44,246	14,493
Total Precision Oncology	145,412	91,579	412,628	322,905
COVID-19 Testing	$30,589	$102,161	$96,004	$136,740
Total	$456,379	$408,363	$1,293,275	$1,025,052
Screening revenue primarily includes laboratory service revenue from the Cologuard test while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX products.
The downward adjustment to revenue from changes in transaction price was $0.2 million for the three months ended September 30, 2021 and revenue recognized from changes in transaction price was $0.5 million for the three months ended September 30, 2020. The downward adjustment to revenue from changes in transaction price was $13.2 million for the nine months ended September 30, 2021 and revenue recognized from changes in transaction price was $9.1 million for the nine months ended September 30, 2020. At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods.
Deferred revenue balances are reported in other current liabilities in the Company’s condensed consolidated balance sheets and were $18.7 million and $25.0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, $17.8 million of the Company’s deferred revenue balance is a result of the billing terms pursuant to the existing COVID-19 laboratory service agreements (“LSAs”) with customers.
Revenue recognized for the three months ended September 30, 2021 and 2020, which was included in the deferred revenue balance at the beginning of each period, was $0.2 million and $5,000, respectively. Of the $0.2 million of revenue recognized for the three months ended September 30, 2021, which was included in the deferred revenue balance at the beginning of the period, $0.1 million related to COVID-19 testing. Revenue recognized for the nine months ended September 30, 2021 and 2020, which was included in the deferred revenue balance at the beginning of each period, was $24.6 million and $0.2 million, respectively. Of the $24.6 million of revenue recognized for the nine months ended September 30, 2021, which was included in the deferred revenue balance at the beginning of the period, $24.3 million related to COVID-19 testing.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Cash, cash equivalents, and restricted cash
Cash and money market	$273,779	$901,294
Cash equivalents	—	589,994
Restricted cash	297	306
Total cash, cash equivalents, and restricted cash	274,076	1,491,594
Marketable securities
Available-for-sale debt securities	941,620	347,178
Equity securities	3,068	1,521
Total marketable securities	944,688	348,699
Total cash and cash equivalents, restricted cash and marketable securities	$1,218,764	$1,840,293
Available-for-sale debt securities at September 30, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Marketable securities
Corporate bonds	$368,662	$213	$(43)	$368,832
U.S. government agency securities	276,146	19	(84)	276,081
Certificates of deposit	175,508	35	(1)	175,542
Commercial paper	10,000	1	—	10,001
Asset backed securities	111,171	11	(18)	111,164
Total available-for-sale securities	$941,487	$279	$(146)	$941,620
______________
(1)Gains and losses in accumulated other comprehensive income (loss) (“AOCI”) are reported before tax impact.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities at December 31, 2020 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$589,986	$8	$—	$589,994
Total cash equivalents	589,986	8	—	589,994
Marketable securities
U.S. government agency securities	207,119	52	—	207,171
Asset backed securities	7,070	24	—	7,094
Corporate bonds	132,301	612	—	132,913
Total marketable securities	346,490	688	—	347,178
Total available-for-sale securities	$936,476	$696	$—	$937,172
______________
(1)Gains and losses in AOCI are reported before tax impact.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at September 30, 2021:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Marketable securities
U.S. government agency securities	$7,049	$7,067	$269,097	$269,014
Corporate bonds	235,977	236,101	132,685	132,731
Certificates of deposit	175,508	175,542	—	—
Asset backed securities	—	—	111,171	111,164
Commercial paper	10,000	10,001	—	—
Total	$428,534	$428,711	$512,953	$512,909
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of September 30, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$155,043	$(43)	$—	$—	$155,043	$(43)
Certificates of deposit	15,650	(1)	—	—	15,650	(1)
Asset backed securities	81,478	(18)	—	—	81,478	(18)
U.S. government agency securities	259,019	(84)	—	—	259,019	(84)
Total available-for-sale securities	$511,190	$(146)	$—	$—	$511,190	$(146)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2021 and December 31, 2020, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The realized gain recorded on available-for-sale debt securities was not material to the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020.
The Company recorded a loss of $4.5 million and $1.9 million from its equity securities for the three and nine months ended September 30, 2021 as compared to a gain of $33,000 and a loss of $0.3 million for the three and nine months ended September 30, 2020.
The gains and losses recorded are included in investment income (expense), net in the Company’s condensed consolidated statements of operations.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Raw materials	$47,971	$43,083
Semi-finished and finished goods	47,196	49,182
Total inventory	$95,167	$92,265

(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	September 30, 2021	December 31, 2020
Property, plant and equipment
Land	n/a	$4,466	$4,466
Leasehold and building improvements	(1)	142,025	117,865
Land improvements	15 years	4,894	4,864
Buildings	30 - 40 years	201,040	200,980
Computer equipment and computer software	3 years	99,889	75,417
Laboratory equipment	3 - 10 years	175,393	142,110
Furniture and fixtures	3 - 10 years	27,593	24,968
Assets under construction	n/a	64,187	18,854
Property, plant and equipment, at cost		719,487	589,524
Accumulated depreciation		(195,287)	(137,538)
Property, plant and equipment, net		$524,200	$451,986
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended September 30, 2021 and 2020 was $22.3 million and $19.7 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $64.3 million and $53.3 million, respectively.
At September 30, 2021, the Company had $64.2 million of assets under construction which consisted of $11.8 million in laboratory equipment, $40.6 million related to building and leasehold improvements, $11.6 million in capitalized costs related to software projects, and $0.2 million related to land improvements. Depreciation will begin on these assets once they are placed into service upon completion between 2021 and 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of September 30, 2021:

(In thousands)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance at September 30, 2021
Finite-lived intangible assets
Trade name	14.1	$100,700	$(11,980)	$88,720
Customer relationships	12.0	2,700	(539)	2,161
Patents	3.0	10,442	(6,427)	4,015
Acquired developed technology	8.4	853,171	(155,404)	697,767
Supply agreements	5.7	2,295	—	2,295
Total finite-lived intangible assets		969,308	(174,350)	794,958
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,219,308	$(174,350)	$2,044,958
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2020:

(In thousands)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net balance at December 31, 2020
Finite-lived intangible assets
Trade name	14.9	$100,700	$(7,258)	$93,442
Customer relationships	12.8	2,700	(404)	2,296
Patents	3.7	10,441	(5,422)	5,019
Acquired developed technology	9.0	814,171	(93,278)	720,893
Supply agreements	6.5	30,000	(4,527)	25,473
Total intangible assets		$958,012	$(110,889)	$847,123
As of September 30, 2021, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2021 (remaining three months)	$23,053
2022	92,205
2023	92,202
2024	91,868
2025	90,820
Thereafter	404,810
$794,958
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the third quarter of 2021 and in connection with the preparation of the financial statements, the Company recorded a non-cash, pre-tax impairment loss of $20.2 million related to the supply agreement intangible asset that was initially recorded as part of the combination with Genomic Health due to lower than anticipated performance of the underlying product. The Company utilized the income approach to measure the fair value of the supply agreement, which involves significant unobservable inputs (Level 3 inputs). The impairment is recorded in intangible asset impairment charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.
During the third quarter of 2020, the Company began discussions with Biocartis regarding the termination of its agreements with Biocartis related to the development of an in vitro diagnostic (“IVD”) version of the Oncotype DX Breast Recurrence Score® test. As a result, and in connection with the preparation of the financial statements included in the Company’s Form 10-Q for the period ended September 30, 2020, the Company recorded a non-cash, pre-tax impairment loss of $200.0 million related to the in-process research and development intangible asset that was initially recorded as part of the combination with Genomic Health. The impairment is recorded in intangible asset impairment charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.
During the third quarter of 2020, the Company abandoned certain research and development assets acquired through an asset purchase agreement with Armune Biosciences, Inc. in 2017. These assets were expected to complement the Company’s product pipeline and were expected to have alternative future uses at the time of acquisition; however, due to changes in strategic priorities and efforts during the third quarter of 2020, these assets are no longer expected to be utilized to advance the Company’s product pipeline. As a result, and in connection with the preparation of the financial statements included in the Company’s Form 10-Q for the period ended September 30, 2020, the Company wrote-off the gross cost basis of the intangible asset of $12.2 million and accumulated amortization of $2.5 million as of September 30, 2020. This write-off resulted in a non-cash, pre-tax impairment loss of $9.7 million, which is recorded in intangible asset impairment charge in the condensed consolidated statement of operations for the three and nine months ended September 30, 2020.
Goodwill
The change in the carrying amount of goodwill for the periods ended September 30, 2021 and December 31, 2020 is as follows:

(In thousands)
Balance, January 1, 2020	$1,203,197
Paradigm & Viomics acquisition	30,431
Genomic Health acquisition adjustment (1)	4,044
Balance, December 31, 2020	$1,237,672
Thrive acquisition	948,105
Ashion Acquisition	56,758
Balance September 30, 2021	$2,242,535
______________
(1)The Company recognized a measurement period adjustment to goodwill related to an increase in Genomic Health’s pre-acquisition deferred tax liability due to finalization of certain income-tax related items.
There were no impairment losses for the three and nine months ended September 30, 2021 and 2020.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table presents the Company’s fair value measurements as of September 30, 2021 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$273,779	$273,779	$—	$—
Restricted cash	297	297	—	—
Marketable securities
Corporate bonds	368,832	—	368,832	—
Certificates of deposit	175,542	—	175,542	—
Commercial paper	10,001	—	10,001	—
U.S. government agency securities	276,081	—	276,081	—
Asset backed securities	111,164	—	111,164	—
Equity securities (1)	3,068	—	3,068	—
Non-marketable securities	2,540	—	—	2,540
Liabilities
Contingent consideration	(363,647)	—	—	(363,647)
Total	$857,657	$274,076	$944,688	$(361,107)
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
There have been no changes in valuation techniques or transfers between fair value measurement levels during the periods ended September 30, 2021 and December 31, 2020. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors. The Company’s marketable equity security investment in Biocartis held as of December 31, 2020 was classified as a Level 1 instrument prior to being sold in the first quarter of 2021.
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
The fair value of contingent consideration as of September 30, 2021 and December 31, 2020 was $363.6 million and $2.5 million, respectively, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2021	$2,477
Purchase price contingent consideration (1)	350,348
Changes in fair value	10,986
Payments	(164)
Ending balance, September 30, 2021	$363,647
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
The fair value of the contingent consideration liability recorded related to regulatory and product development milestones associated with the Thrive and Ashion acquisitions was $361.3 million as of September 30, 2021. The Company evaluates the fair value of the regulatory and product development contingent consideration liabilities using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a rate that considers a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value measurements of contingent consideration for which a liability is recorded include significant unobservable inputs. As of September 30, 2021, the fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90.5% and a weighted average present-value factor of 2.0%. The projected fiscal year of payment range is from 2024 to 2027. Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
The fair value of the contingent consideration earnout liability related to certain revenue milestones associated with the Biomatrica acquisition was $2.3 million as of September 30, 2021. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Investments
As of September 30, 2021 and December 31, 2020, the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $22.7 million and $29.1 million, respectively, which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheets. There have been no downward or upward adjustments made on these investments since initial recognition.
Derivative Financial Instruments
As of September 30, 2021 and December 31, 2020, the Company had open foreign currency forward contracts with notional amounts of $29.5 million and $22.4 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was zero at September 30, 2021 and December 31, 2020, and there were no gains or losses recorded for the three and nine months ended September 30, 2021 and 2020.

(8) LONG-TERM DEBT
Construction Loan Agreement
During December 2017, the Company entered into a loan agreement with Fifth Third Bank (formerly MB Financial Bank, N.A.) (the “Construction Loan Agreement”), which provides the Company with a non-revolving construction loan (the “Construction Loan”) of $25.6 million. The Company used the Construction Loan proceeds to finance the construction of an additional clinical laboratory and related facilities in Madison, Wisconsin. The Construction Loan is collateralized by the additional clinical laboratory and related facilities.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As a condition to Fifth Third Bank’s initial advance of loan proceeds under the Construction Loan Agreement, the Company was required to first invest at least $16.4 million of its own cash into the construction project. The Company fulfilled its required initial investment and made its first draw on the Construction Loan in June 2018. In December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. As of September 30, 2021 and December 31, 2020, the outstanding balance was $22.8 million and $23.8 million, respectively, from the Construction Loan, including $0.7 million of interest incurred, which is accrued for as an interest reserve and represents a portion of the loan balance. The Company capitalized the $0.7 million of interest to the construction project. The Company incurred approximately $0.2 million of debt issuance costs related to the Construction Loan, which are recorded as a direct deduction from the liability. The debt issuance costs are being amortized over the life of the Construction Loan.
The carrying amount of the Construction Loan approximates fair value due to the short maturity of this instrument. The Construction Loan is privately held with no public market for this debt and therefore is classified as a Level 3 fair value measurement. The change in the fair value during the three and nine months ended September 30, 2021 was due to payments made on the loan resulting in a decrease in the liability.
The Construction Loan Agreement was amended effective June 30, 2020 to include a financial covenant to maintain a minimum liquidity of $250 million and remove the minimum tangible net worth covenant. As of September 30, 2021, the Company is in compliance with the covenant included in the amended agreement.
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

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of September 30, 2021:

				Fair Value (2)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(19,596)	$1,130,404	$1,222,968	2
2027 Convertible notes - 0.375%	747,500	(12,257)	735,243	834,285	2
2025 Convertible notes - 1.000% (1)	315,005	(1,901)	313,104	455,204	2

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
______________
(1)Based on the Company’s share price on the days leading up to September 30, 2021 and December 31, 2020, holders of the 2025 Convertible Notes have the right to convert their debentures. As a result, the 2025 Convertible Notes are included within convertible notes, net, current portion on the condensed consolidated balance sheets. Some holders did convert their debentures, resulting in a decrease of the principal amount of the 2025 Convertible Notes.
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
Based on the closing price of the Company’s common stock of $95.45 on September 30, 2021, the if-converted values on the Company’s 2025 Notes exceed the principal amount by $83.6 million and the 2027 Notes and 2028 Notes do not exceed the principal amount.
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
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
January 2025 Notes	$10,284
June 2025 Notes	7,362
2027 Notes	14,285
2028 Notes	24,453
The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Interest expense includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Debt issuance costs amortization	$1,444	$1,443	$4,284	$3,860
Debt discount amortization	37	37	110	94
Loss on settlement of convertible notes	—	—	—	50,819
Coupon interest expense	2,566	2,567	7,699	7,065
Total interest expense on convertible notes	4,047	4,047	12,093	61,838
Other interest expense	633	431	1,855	1,544
Total interest expense	$4,680	$4,478	$13,948	$63,382
The effective interest rates on the 2025 Notes, 2027 Notes, and 2028 Notes for the three months ended September 30, 2021 and 2020 were 1.18%, 0.68%, and 0.64% and 1.18%, 0.68%, and 0.64%, respectively. The effective interest rates on the 2025 Notes, 2027 Notes, and 2028 Notes for the nine months ended September 30, 2021 and 2020 were 1.18%, 0.67%, and 0.64% and 1.21%, 0.68%, and 0.63%, respectively. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 3.30, 5.46, and 6.42 years for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.

(10) LICENSE AND COLLABORATION AGREEMENTS
The Company licenses certain technologies that are, or may be, incorporated into its technology under several license agreements, as well as the rights to commercialize certain diagnostic tests through collaboration agreements. Generally, the license agreements require the Company to pay low single-digit royalties based on net revenues received using the technologies and may require minimum royalty amounts or maintenance fees.
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.3 million and $0.9 million for the three months ended September 30, 2021 and 2020, respectively. The Company incurred charges of $3.5 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University (“JHU”)
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with JHU for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU proprietary data in the development and commercialization of a blood-based, multi-cancer early detection test. The agreement terms include single-digit sales-based royalties and sales-based milestone payments of $10.0 million, $15.0 million, $20.0 million upon achieving calendar year licensed product revenue using JHU proprietary data of $0.50 billion, $1.00 billion, and $1.50 billion, respectively.

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
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement, the service fee provides a fee-for-service model that includes certain fixed fees and performance-related bonuses. The performance-related bonuses are contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $16.8 million and $18.0 million for the service fee for the three months ended September 30, 2021 and 2020, respectively. The Company incurred charges of $63.6 million and $39.7 million for the service fee for the nine months ended September 30, 2021 and 2020, respectively. The Company incurred charges of $30.2 million and $15.8 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended September 30, 2021 and 2020, respectively. The Company incurred charges of $88.0 million and $56.3 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the nine months ended September 30, 2021 and 2020, respectively. During 2022, and contingent upon the achievement of certain Cologuard test revenue metrics during 2021, the Company will pay Pfizer a royalty based on a low single-digit royalty rate applied to actual 2022 Cologuard test revenues. The term of the Restated Promotion Agreement runs through December 31, 2022.

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
Paradigm Diagnostics, Inc. and Viomics, Inc. Acquisition Stock Issuance
In March 2020, the Company completed the acquisitions of Paradigm and Viomics. The purchase price for these acquisitions consisted of cash and stock with a fair value of $40.4 million. Of the $40.4 million purchase price, $32.2 million is expected to be settled through the issuance of 0.4 million shares of common stock. Of the $32.2 million that will be settled through the issuance of common stock, $28.8 million was issued as of September 30, 2021, and the remainder was withheld and may become issuable as additional merger consideration subject to the terms and conditions of the acquisition agreements.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the nine months ended September 30, 2021 were as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$526	$526
Other comprehensive loss before reclassifications	(292)	(292)
Amounts reclassified from accumulated other comprehensive loss	(271)	(271)
Net current period change in accumulated other comprehensive loss, before tax	(563)	(563)
Income tax expense related to items of other comprehensive income	170	170
Balance at September 30, 2021	$133	$133
The amounts recognized in AOCI for the nine months ended September 30, 2020 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(25)	$(75)	$(100)
Other comprehensive loss before reclassifications	—	1,159	1,159
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period change in accumulated other comprehensive loss, before tax	25	1,159	1,184
Balance at September 30, 2020	$—	$1,084	$1,084
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and nine months ended September 30, 2020.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amounts reclassified from AOCI for the nine months ended September 30, 2021 and 2020 were as follows:

	Affected Line Item in the Statements of Operations	Nine Months Ended September 30,
Details about AOCI Components (In thousands)		2021	2020
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (expense), net	$(271)	$—
Foreign currency adjustment	General and administrative	—	25
Total reclassifications		$(271)	$25

(13) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, and the 2016 Inducement Award Plan (collectively, the “Stock Plans”).
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $63.6 million and $41.5 million in stock-based compensation expense during the three months ended September 30, 2021 and 2020, respectively. The Company recorded $283.3 million and $111.1 million in stock-based compensation expense during the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, there was $401.6 million of expected total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.8 years.
In connection with the acquisition of Thrive, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the three months ended September 30, 2021, the Company accelerated 34,167 shares of previously unvested stock options and 24,865 shares of previously unvested restricted stock awards and restricted stock units and recorded $4.5 million of non-cash stock-based compensation for the accelerated awards. During the nine months ended September 30, 2021, the Company accelerated 138,163 shares of previously unvested stock options and 58,171 shares of previously unvested restricted stock awards and restricted stock units and recorded $19.0 million of non-cash stock-based compensation for the accelerated awards. As further discussed in Note 17, the Company also recorded $86.2 million in stock-based compensation related to accelerated vesting of awards held by Thrive employees in connection with the acquisition.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
The Company determines the fair value of each service-based option award on the date of grant using the Black-Scholes option-pricing model, which utilizes several key assumptions which are disclosed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Option Plan Shares
Risk-free interest rates	(1)	(1)	(1)	0.11% - 1.47%
Expected term (in years)	(1)	(1)	(1)	0.25 - 6.15
Expected volatility	(1)	(1)	(1)	44.19% - 77.51%
Dividend yield	(1)	(1)	(1)	—%
______________
(1)The Company did not grant stock options under its 2010 Omnibus Long-Term Incentive Plan or 2019 Omnibus Long-Term Incentive Plan during the period.
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value(2)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2021	2,231,059	$39.67	6.0
Granted	—	—
Assumed through acquisition	1,393,748	5.51
Exercised	(1,208,355)	11.09
Forfeited	(36,909)	62.85
Outstanding, September 30, 2021	2,379,543	$33.81	5.6	$147,337
Vested and expected to vest, September 30, 2021	2,379,543	$33.81	5.6	$147,337
Exercisable, September 30, 2021	1,816,492	$25.17	4.9	$127,826
______________
(1)The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $58.57.
(2)The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $148.8 million and $29.0 million, respectively, determined as of the date of exercise.
The Company received approximately $13.4 million and $15.4 million from stock option exercises during the nine months ended September 30, 2021 and 2020, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity during the nine months ended September 30, 2021 is as follows:

Restricted stock and restricted stock units	Shares	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2021	3,968,214	$79.50
Granted	2,084,705	133.80
Assumed through acquisition	242,123	127.79
Released (1)	(1,582,760)	72.28
Forfeited	(406,201)	99.94
Outstanding, September 30, 2021	4,306,081	$109.23
______________
(1)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $114.4 million and $79.1 million during the nine months ended September 30, 2021 and 2020, respectively.
(2)The weighted average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2020 was $90.95.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of performance share-based compensation arrangements granted under all equity compensation unit activity is as follows:

Performance share units	Shares (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2021	618,515	$93.22
Granted	253,120	140.96
Released	—	—
Forfeited	(8,991)	68.23
Outstanding, September 30, 2021	862,644	$107.49
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of September 30, 2021 was 249,695.
(2)The weighted average grant date fair value of the performance share units granted during the nine months ended September 30, 2020 was $90.17.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee Stock Purchase Plan (“ESPP”)
The fair value of ESPP shares is based on the assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ESPP Shares
Risk-free interest rates	(1)	(1)	0.04% - 0.16%	0.12% - 0.20%
Expected term (in years)	(1)	(1)	0.5 - 2	0.5 - 2
Expected volatility	(1)	(1)	48.38% - 68.51%	63.67% - 89.04%
Dividend yield	(1)	(1)	—%	—%
______________
(1)The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the three months ended September 30, 2021 and 2020, respectively.

(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,835	$12,827
Operating cash flows from finance leases	723	125
Finance cash flows from finance leases	3,805	620
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	60,480	13,662
Right-of-use assets obtained in exchange for new finance lease liabilities	4,296	17,420
Weighted-average remaining lease term - operating leases (in years)	8.14	8.95
Weighted-average remaining lease term - finance leases (in years)	3.13	3.86
Weighted-average discount rate - operating leases	6.28%	6.83%
Weighted-average discount rate - finance leases	5.42%	5.87%
_____________
(1)For the nine months ended September 30, 2021, this includes right-of-use assets acquired as part of the business combinations described in Note 17 of $39.6 million.
As of September 30, 2021 and December 31, 2020, the Company’s right-of-use assets from operating leases are $167.9 million and $125.9 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2021, the Company has outstanding operating lease obligations of $182.2 million, of which $19.2 million is reported in operating lease liabilities, current portion and $163.0 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding operating lease obligations of $132.6 million, of which $11.5 million is reported in operating lease liabilities, current portion and $121.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for operating leases.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2021 and December 31, 2020, the Company’s right-of-use assets from finance leases are $18.7 million and $18.6 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of September 30, 2021, the Company has outstanding finance lease obligations of $19.1 million, of which $5.9 million is reported in other current liabilities and $13.2 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had outstanding finance lease obligations of $18.7 million, of which $4.7 million is reported in other current liabilities and $14.0 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the U.S. Treasury rate and an indicative Moody’s rating for finance leases.
The Company executed a lease agreement for a new facility in La Jolla, California, which the Company is expecting to commence in the fourth quarter of 2021. The Company anticipates that it will recognize $22.9 million in operating lease right-of-use assets and $22.9 million in operating lease liabilities in the condensed consolidated balance sheet, respectively, upon commencement of the lease.
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
As of the date of this Quarterly Report on Form 10-Q, amounts accrued for legal proceedings and regulatory matters were not material except for the amounts accrued related to the Medicare Date of Service Rule Investigation (the “DOS Rule Investigation”) discussed below. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.
The Company is currently responding to civil investigative demands and administrative subpoenas issued pursuant to the Health Insurance Portability and Accountability Act of 1996 by the United States Department of Justice (“DOJ”) concerning Genomic Health’s compliance with the Medicare Date of Service billing regulations. The Company has been cooperating with these inquiries and has produced documents in response thereto.
During the second quarter of 2021, as part of ongoing discussions between the DOJ and the Company regarding the DOS Rule Investigation, the DOJ presented an estimate of civil damages in the amount of $48.2 million relating to alleged non-compliance with the Medicare Date of Service billing regulations from 2007 to 2020. The civil damages estimate does not include potential treble damages, civil or criminal penalties or other remedies that the DOJ could seek against the Company. Based on the Company’s review and analysis of the DOJ presentation, civil damages estimate, and range of potential exposure, the Company recorded an accrual of approximately $10 million for the three and nine months ended September 30, 2021.
As noted above, litigation outcomes are difficult to predict, and the estimation of probable losses requires an analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Accordingly, the recorded accrual of approximately $10 million for the three and nine months ended September 30, 2021 is based on several factors, considerations, and judgments, and the ultimate resolution of this matter could result in a loss in excess of the recorded accrual.

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
Adverse outcomes from the DOS Rule Investigation and the Qui Tam Suit could include the Company being required to pay treble damages, incur civil and criminal penalties, paying attorneys’ fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially affect the Company’s business, financial condition, and results of operation.
In connection with the Company's combination with Genomic Health, on June 22, 2020, Suzanne Flannery, a purported former stockholder of Genomic Health, filed a Verified Individual and Class Action Complaint in the Delaware Court of Chancery, captioned Flannery v. Genomic Health, Inc., et al., C.A. No. 2020-0492. Flannery amended her complaint on November 23, 2020. The amended complaint asserts individual and class action claims, including: (i) a violation of 8 Del. C. § 203 by Genomic Health, Exact Sciences and a purported controlling group of former Genomic Health stockholders; (ii) conversion by Genomic Health, Exact Sciences and Spring Acquisition Corp.; (iii) breach of fiduciary duty by Genomic Health's former directors; (iv) breach of fiduciary duty by the purported controlling group; and (v) aiding and abetting breach of fiduciary duty against Exact Sciences, Spring Acquisition and Goldman Sachs & Co. LLC, Genomic Health's financial advisor in the combination. The amended complaint seeks, among other things, declaratory relief, unspecified monetary damages and attorneys' fees and costs. All defendants moved to dismiss the amended complaint. Oral argument on defendants’ motions to dismiss the amended complaint occurred in May 2021, and in September 2021 the case was officially dismissed by the court.

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
As of September 30, 2021, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $7.5 million from the WEDC. The unpaid portion is $1.5 million, which is reported in prepaid expenses and other current assets, reflecting when collection of the refundable tax credits is expected to occur. As of September 30, 2021 and December 31, 2020, the corresponding liability, which reflected when the expected benefit of tax credit amortization would reduce future operating expenses, has been fully amortized.
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
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the acquired workforce expertise, the capabilities in the advancement of creating and launching new products, including an MRD product, and expected sales force synergies related to the developed technology. The total goodwill related to this combination is deductible for tax purposes.

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
During the nine months ended September 30, 2021, the Company incurred $1.6 million of acquisition-related costs recorded in general and administrative expenses in the condensed consolidated statement of operations, respectively. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the merger.
Thrive Earlier Detection Corporation
On January 5, 2021, the Company completed the acquisition (“Thrive Merger”) of all of the outstanding capital stock of Thrive. Thrive, headquartered in Cambridge, Massachusetts, is a healthcare company dedicated to incorporating earlier cancer detection into routine medical care. The Company expects that combining Thrive's early-stage screening test, CancerSEEK, with the Company’s scientific platform, clinical organization and commercial infrastructure will establish the Company as a leading competitor in blood-based, multi-cancer early detection. The Company has included the financial results of Thrive in the consolidated financial statements from the date of the combination.
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
The Company previously held a preferred stock investment of $12.5 million in Thrive and recognized a gain of approximately $30.5 million on the transaction within investment income (expense), net on the Company’s condensed consolidated statement of operations, which represented the adjustment of the Company’s historical investment to the acquisition date fair value. The fair value of the Company’s previous ownership in Thrive was determined based on the pro-rata share payout applied to the Company’s interest combined with the fair value of the Company’s share of the contingent consideration arrangement, as discussed above.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

(In thousands)	Preliminary Allocation January 5, 2021	Measurement Period Adjustments	Allocation as of September 30, 2021
Cash and cash equivalents	$241,748	$—	$241,748
Prepaid expenses and other current assets	3,939	—	3,939
Property, plant and equipment	29,977	—	29,977
Operating lease right-of-use assets	39,027	—	39,027
Other long-term assets	67	—	67
In-process research and development (IPR&D)	1,250,000	—	1,250,000
Total identifiable assets acquired	$1,564,758	$—	$1,564,758

Accounts payable	(3,222)	—	(3,222)
Accrued liabilities	(6,218)	(1,862)	(8,080)
Operating lease liabilities, current portion	(2,980)	—	(2,980)
Operating lease liabilities, less current portion	(38,622)	—	(38,622)
Deferred tax liability	(272,905)	—	(272,905)
Total liabilities assumed	$(323,947)	$(1,862)	$(325,809)
Net identifiable assets acquired	$1,240,811	$(1,862)	$1,238,949

Goodwill	946,243	1,862	948,105
Net assets acquired	$2,187,054	$—	$2,187,054
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
The net loss before tax of Thrive included in the Company’s condensed consolidated statement of operations from the combination date of January 5, 2021 to September 30, 2021 was $219.6 million. The net loss before tax of Thrive included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2021 was $39.6 million.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Thrive, as though the companies were combined as of the beginning of January 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Total revenues	$456,379	$408,363	$1,293,275	$1,025,052
Net loss before tax	(170,797)	(224,860)	(536,253)	(575,981)
The unaudited pro forma financial information for all periods presented above has been calculated after adjusting the results of Thrive to reflect the business combination accounting effects resulting from this combination. The Company incurred $86.2 million of stock-based compensation expense related to accelerated vesting in connection with the acquisition, $13.5 million of stock-based compensation expense related to accelerated vesting for employees with qualifying termination events, and $10.3 million of transaction costs incurred to execute the acquisition during the first quarter of 2021. These expenses are included in general and administrative expenses on the condensed consolidated statement of operations for the nine months ended September 30, 2021 and are reflected in pro forma earnings for the nine months ended September 30, 2020 in the table above. The Company recorded a realized gain of $30.5 million during the first quarter of 2021 in investment income (expense), net on the Company’s condensed consolidated statement of operations relating to the Company’s pre-acquisition investment in Thrive. This gain has been reduced to $7.6 million due to the Company’s smaller ownership interest in Thrive on January 1, 2020, and is reflected in pro forma earnings for the nine months ended September 30, 2020 in the table above. The Company recorded a remeasurement of contingent consideration of $10.5 million related to Thrive in general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2021. This expense is reflected in the nine months ended September 30, 2020 in the table above. The historical consolidated financial statements have been adjusted in the unaudited pro forma combined financial information to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the combination had taken place as of January 1, 2020.
During the nine months ended September 30, 2021, the Company incurred $10.3 million of acquisition-related costs recorded in general and administrative expenses in the condensed consolidated statement of operations. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the merger.
In connection with acquisition-related severances, the Company recorded $4.5 million of expense related to vesting of previously unvested equity awards and $1.2 million of additional benefit charges for the three months ended September 30, 2021. The Company recorded $19.0 million of expense related to vesting of previously unvested equity awards and $3.9 million of additional benefit charges for the nine months ended September 30, 2021.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The acquisition date fair value of the consideration to be transferred for Paradigm and Viomics was $40.4 million, which consists of $32.2 million payable in shares of the Company’s common stock and $8.2 million which was settled through a cash payment. Of the $32.2 million to be settled through the issuance of common stock, $28.8 million was issued as of September 30, 2021, and the remaining $3.4 million, which was withheld and may become payable as additional merger consideration, is included in other current liabilities in the condensed consolidated balance sheet as of September 30, 2021. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as follows:

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
The assets acquired and liabilities assumed were substantially comprised of the IPR&D asset as shown in the table below. The IPR&D asset acquired was recorded to research and development expense in the condensed consolidated statement of operations immediately after acquisition as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition.

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
TARDIS License Agreement
On January 11, 2021, the Company entered into a worldwide exclusive license to the proprietary TARDIS technology from TGen, an affiliate of City of Hope. Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. The Company intends to develop and commercialize the TARDIS technology as a minimal residual disease test. The Company accounted for this transaction as an asset acquisition. In connection with the asset acquisition, the Company paid upfront fair value consideration of $52.3 million comprised of $25.0 million in cash and issuance of 0.2 million shares of common stock valued at $27.3 million based on the average of the high and low market price of the Company’s shares on the acquisition date. In addition, the Company is obligated to make milestone payments to TGen of $10.0 million and $35.0 million upon achieving cumulative product revenue related to MRD detection and/or treatment totaling $100.0 million and $250.0 million, respectively. These payments are contingent upon achievement of these cumulative revenues on or before December 31, 2030. The upfront consideration was recorded to research and development expense in the condensed consolidated statement of operations immediately after acquisition as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition. The Company will record the sales milestones once achievement is deemed probable. No acquisition related costs were incurred in this asset acquisition during the three and nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
United States	$429,150	$392,120	$1,213,142	$968,825
Outside of United States	27,229	16,243	80,133	56,227
Total revenues	$456,379	$408,363	$1,293,275	$1,025,052
Long-lived assets located in countries outside of the United States are not significant.

(19) INCOME TAXES
The Company recorded an income tax benefit of $3.9 million and $2.8 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded an income tax benefit of $242.6 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s income tax expense recorded during the three months ended September 30, 2021 is primarily related to foreign tax expense, as well as the future limitations on and expiration of certain Federal and State deferred tax assets. The Company’s income tax benefit recorded during the nine months ended September 30, 2021 is primarily related to an income tax benefit of $239.2 million recorded as a result of the change in the deferred tax asset valuation allowance resulting from the Thrive Merger. A deferred tax liability of approximately $32.7 million was recorded as of September 30, 2021, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $17.7 million and $16.6 million of unrecognized tax benefits at September 30, 2021 and December 31, 2020, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of September 30, 2021, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2001 through 2021, and to state income tax examinations for the tax years 2001 through 2021. No interest or penalties related to income taxes have been accrued or recognized as of September 30, 2021.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (“COVID-19”) pandemic, including its possible effects on our operations, including our supply chain and clinical studies, and the demand for our cancer and COVID-19 testing products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to successfully and profitably market our products and services; our ability to realize the benefits of our recently hired sales representatives and our promotion agreement with Pfizer; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility that integration efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings, including in connection with acquisitions; our ability to retain and hire key personnel, including employees at businesses we acquire. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2020 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
Our Oncotype Tests
We apply our world-class scientific and commercial expertise and infrastructure to lead the translation of clinical and genomic data into clinically actionable results for treatment planning throughout the cancer patient’s journey, from diagnosis to treatment selection and monitoring. Our Oncotype tests include our flagship line of Oncotype DX® gene expression tests for breast, prostate and colon cancer, as well as Oncotype DX AR-V7 Nucleus Detect® test, a liquid-based test for advanced stage prostate cancer.
In October 2020, we announced the introduction of the Oncotype MAPTM Pan-Cancer Tissue (“Oncotype MAP”) test, which is a rapid, comprehensive tumor profiling panel that aids therapy selection for patients with advanced, metastatic, refractory, or recurrent cancer.
International Business Background and Products
We commercialize our Oncotype tests internationally through employees in Canada, Japan and six European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in more than 90 countries outside of the United States. We do not offer our Cologuard test or COVID-19 testing outside of the United States.

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
•Multi-Cancer Early Detection (“MCED”) Test Development. We are currently seeking to develop a blood-based, MCED test. In January 2021, we completed the acquisition of Thrive Earlier Detection Corporation (“Thrive”), a healthcare company dedicated to developing a blood-based, MCED test. An early version of Thrive’s test has achieved promising results in a 10,000-patient, prospective, interventional study detecting 10 different types of cancer, including seven with no current recommended screening guidelines, with very few false positives. We intend to combine Thrive's expertise with our scientific capabilities, clinical organization and commercial infrastructure to establish us as a leading competitor in blood-based, multi-cancer early detection.
•Hepatocellular Carcinoma (“HCC”) Test Development. We are currently developing a blood-based biomarker test to serve as an alternative to ultrasound and alpha-fetoprotein (“AFP”) for use in HCC testing. HCC is the most common type of liver cancer. Our goal is to provide a patient-friendly test that performs better than the current guideline-recommended testing options. In August 2021, the performance of our OncoguardTM Liver liquid biopsy test was published in the peer-reviewed journal Clinical Gastroenterology and Hepatology. The test delivers 82% early-stage sensitivity and an overall 88% sensitivity for HCC at 87% specificity with a novel combination of six blood-based biomarkers for HCC. The study compared performance to the AFP test, which demonstrated 45% sensitivity at 90% specificity for early stage HCC. Our test was made available on a limited basis beginning in the second quarter of 2021.
•Minimal Residual Disease (“MRD”) Test Development. In January 2021 we acquired an exclusive license to The Translational Genomics Research Institute (“TGen”) proprietary Targeted Digital Sequencing (“TARDIS”) technology. We are currently seeking to utilize this compelling and technically distinct approach to develop a test to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. In a study published in Science Translational Medicine, TARDIS demonstrated high accuracy in assessing molecular response and residual disease during neoadjuvant therapy to treat breast cancer. TARDIS achieved up to 100-fold improvement beyond the current limit of circulating tumor DNA detection. We intend to expand our precision oncology business to become a leader in minimal residual disease testing, which will leverage our existing foundation to deliver better solutions to patients navigating cancer.
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

COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. We have partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. In light of the uncertainty surrounding the COVID-19 pandemic, we intend to periodically reassess our COVID-19 testing business. Although we expect that demand for our COVID-19 testing services will decline over time as the pandemic abates, as discussed below, demand for these services remained relatively strong during the quarter ended September 30, 2021, in part due to increased COVID-19 cases in certain areas of the country during the quarter.
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
Results of Operations
The spread of COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The pandemic and related precautionary measures have materially disrupted our business since March 2020 and have significantly impacted, and may continue to impact, our testing volumes, revenues, margins and cash utilization, among other measures. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. As a result of the pandemic, we continue to provide COVID-19 testing, the revenue from which has partially offset the pandemic’s impact on our Screening and Precision Oncology testing revenue.
Due to social distancing, stay-at-home orders, and other actions taken in response to COVID-19, there was a significant and widespread decline in standard wellness visits and preventive services beginning at the end of the first quarter of 2020. We took steps to limit exposure to COVID-19 based on recommendations from government and health agencies, including limiting field-based, face-to-face interactions by our sales force. The pandemic negatively impacted both our Screening and Precision Oncology businesses in 2020. We began to see orders recovering towards the end of 2020 to near pre-pandemic levels.

While Cologuard test orders have increased from the early pandemic lows, the growth has been slower than expected due to continuing restrictions on patients’ and our and Pfizer Inc.’s (“Pfizer”) sales representatives’ access to healthcare provider offices and additional outbreaks of COVID-19 and its variants during 2021, which further diminished access to healthcare provider offices. Our Cologuard test is promotionally responsive, and preventive health and wellness visits continue to be deprioritized due to the risk of COVID-19. The COVID-19 pandemic has also reduced well-patient access to healthcare providers, which has contributed to, and may continue to contribute to, delays to clinical studies that are critical to the launch of future products and services. Even after the pandemic subsides, some healthcare providers and health systems may limit the extent and type of sales representatives’ access to their facilities and personnel. We have not seen the impact to our Precision Oncology business as it relates to the COVID-19 variants like we have with our Cologuard test. This is mostly due to the fact that patients are already diagnosed with cancer and there is greater urgency to access healthcare providers and our Oncotype tests. We could see a delayed impact in our Precision Oncology business from the COVID-19 variants if patients deprioritize preventive services, including mammograms and prostate cancer screening.
Although health and safety precautions loosened in many jurisdictions during the quarter ended June 30, 2021 as the number of COVID-19 cases began to decline and vaccination rates increased, beginning in late July 2021, COVID-19 cases, including cases associated with the highly contagious delta variant, increased significantly in the United States. With the recent resurgence of COVID-19 cases, mask mandates, social-distancing, and other protective measures were reinstated in many parts of the country. Although infection rates have begun to fall in some parts of the country, cases are continuing to climb in other regions, and public health officials and medical professionals have warned that COVID-19 cases may spike again nationally, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long any future resurgences may last, how severe they may be, and what safety measures governments may impose in response. It is also unclear how long individuals will remain cautious about resuming activities such as preventive-care medical visits or how long medical practices will remain cautious about allowing individuals, such as sales representatives, into their offices.
In September 2021, we completed an expedited hiring process and onboarded approximately 400 former Pfizer sales representatives to increase adoption of our Cologuard test and our pipeline of innovative screening tests. Prior to late August 2021, when Pfizer announced a decrease in the number of sales positions supporting its Internal Medicine therapeutic area, these employees had been promoting our Cologuard test under our promotion agreement with Pfizer (the “Promotion Agreement”).
We are uncertain how many or what type of sales details Pfizer’s sales representatives will contribute during the remainder of 2021 and beyond. In October 2020, we amended and restated our Promotion Agreement with Pfizer to, among other things, address changes to the operational landscape resulting from the COVID-19 pandemic, and we are in the process of discussing further amendments to the Promotion Agreement. Those discussions could result in material changes to the Promotion Agreement. If we are unable to manage our relationships with Pfizer and Pfizer’s sales representatives, or if we or Pfizer fail to optimally or effectively promote, market and sell our Cologuard test, our results of operation could be adversely affected.
We have adjusted, and expect to continue to adjust, our COVID-19 precautionary measures at our various locations based on local recovery levels and applicable governmental regulations. During the third quarter of 2021, we announced that anyone working onsite at an Exact Sciences’ U.S. facility and anyone going into a healthcare setting to perform their job in the U.S. must be fully vaccinated. As part of this announcement, we provided information to help educate and encourage our employees to receive the COVID-19 vaccination. We have also authorized more employees to work on-site and expect more teams to return onsite in the fourth quarter of 2021. Our business could be negatively affected if we take excessive, ineffective or inadequate precautions.
We continue to plan for future growth through investing in our existing operations and through the acquisitions further discussed in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We have generated significant losses since inception and, as of September 30, 2021, we had an accumulated deficit of approximately $2.42 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype, and COVID-19 tests. Our Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was $280.4 million and $214.6 million for the three months ended September 30, 2021 and 2020, respectively. Screening revenue was $784.6 million and $565.4 million for nine months ended September 30, 2021 and 2020, respectively. The increase for the three and nine months ended September 30, 2021 was primarily due to an increase in the number of completed Cologuard tests, partially offset by a decrease in transaction price as discussed below. Relative recovery from the COVID-19 pandemic and increases in electronic ordering rates, screening of patients in the 45 to 49 age group, and screening of patients that previously completed a Cologuard test contributed to the increase in completed Cologuard tests for the three and nine months ended September 30, 2021. Our Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype products, was $145.4 million and $91.6 million for the three months ended September 30, 2021 and 2020, respectively. Precision Oncology revenue was $412.6 million and $322.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase for the three and nine months ended September 30, 2021 was primarily due to an increase in the number of completed Oncotype tests. In the third quarter of 2020, Oncotype test revenue was negatively impacted as a result of the COVID-19 pandemic. During the third quarter of 2021, we saw an increase in Oncotype DX breast test orders, both domestically and internationally. Additionally, in 2021 we had revenue from new products as a result of our recent acquisitions that we did not have for the three and nine months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, we also generated revenue from our COVID-19 testing of $30.6 million and $102.2 million, respectively. For the nine months ended September 30, 2021 and 2020, we generated revenue from our COVID-19 testing of $96.0 million and $136.7 million, respectively.
During the three and nine months ended September 30, 2021, we recorded a downward adjustment to revenue of $0.2 million and $13.2 million, respectively, on completed tests from the prior year after identifying a lower realized reimbursement rate on a portion of our laboratory testing services. This change in transaction price is primarily driven by certain prior claims not being submitted to insurance timely. We are working to address these issues, and are more broadly working on improvements to our billing systems to prevent recurrence. Pursuant to our contracts with payers and standards within the industry, claims submitted outside of specified timeframes may not be reimbursed. Successful reimbursement for our laboratory testing services will continue to depend on our ability to execute our order to cash operations efficiently. At each reporting period-end, we monitor our estimates of transaction price to ensure reflection of conditions that exist at each reporting date, and while we strive to restrict volatility in our realized reimbursement rates, changes in transaction price can occur.
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

Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales (exclusive of amortization of acquired intangible assets) increased to $115.7 million for the three months ended September 30, 2021 compared to $95.1 million for the three months ended September 30, 2020. Cost of sales (exclusive of amortization of acquired intangible assets) increased to $339.7 million for the nine months ended September 30, 2021 compared to $254.6 million for the nine months ended September 30, 2020. The increase in cost of sales is primarily due to an increase in production costs, which is a direct result of an increase in completed Cologuard and Oncotype tests. The increase was partially offset by a reduction in the number of COVID-19 tests completed year over year.

	Three Months Ended September 30,
Amounts in millions	2021	2020	Change
Production costs	$63.9	$51.4	$12.5
Personnel expenses	31.7	26.8	4.9
Facility and support services	15.7	13.3	2.4
Stock-based compensation	4.3	3.5	0.8
Other cost of sales expenses	0.1	0.1	—
Total cost of sales expense	$115.7	$95.1	$20.6

	Nine Months Ended September 30,
Amounts in millions	2021	2020	Change
Production costs	$188.8	$134.3	$54.5
Personnel expenses	92.4	72.5	19.9
Facility and support services	44.9	38.2	6.7
Stock-based compensation	12.8	9.3	3.5
Other cost of sales expenses	0.8	0.3	0.5
Total cost of sales expense	$339.7	$254.6	$85.1
Research and development expenses. Research and development expenses increased to $75.4 million for the three months ended September 30, 2021 compared to $31.5 million for the three months ended September 30, 2020. Research and development expenses increased to $297.2 million for the nine months ended September 30, 2021 compared to $107.7 million for the nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 is primarily a result of the acquisition of Thrive in January 2021, which resulted in increased direct research and development expenses, as well as an increase in personnel and stock-based compensation expenses due to the increase in headcount. We also saw an increase in clinical trial related expenses, which were driven by the BLUE-C study as enrollment increased in 2021 following a slowdown in 2020 due to the COVID-19 pandemic and cost cutting measures that we put in place. Specific to the nine months ended September 30, 2021, direct research and development expenses increased year over year due to our acquisition of the license to the TARDIS technology in January 2021 and our acquisition of PFS Genomics in May 2021, which resulted in an expense of $52.3 million and $33.1 million upon acquisition, respectively. The acquisitions are further described in Note 17 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
Amounts in millions	2021	2020	Change
Personnel expenses	$25.1	$13.1	$12.0
Direct research and development	28.7	7.4	21.3
Stock-based compensation	12.2	5.0	7.2
Facility and support services	6.4	5.0	1.4
Professional fees	1.7	0.5	1.2
Other research and development	1.3	0.5	0.8
Total research and development expenses	$75.4	$31.5	$43.9

	Nine Months Ended September 30,
Amounts in millions	2021	2020	Change
Technology acquisition	$85.3	$—	$85.3
Personnel expenses	69.7	45.2	24.5
Direct research and development	74.9	32.4	42.5
Stock-based compensation	39.3	14.6	24.7
Facility and support services	18.8	11.1	7.7
Professional fees	4.7	2.4	2.3
Other research and development	4.5	2.0	2.5
Total research and development expenses	$297.2	$107.7	$189.5
General and administrative expenses. General and administrative expenses increased to $186.5 million for the three months ended September 30, 2021 compared to $115.6 million for the three months ended September 30, 2020. General and administrative expenses increased to $621.9 million for the nine months ended September 30, 2021 compared to $336.3 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was in part due to $10.2 million and $141.4 million in acquisition and integration related costs incurred during the three and nine months ended September 30, 2021 as part of our acquisitions completed during the year, which primarily consists of integration related stock-based compensation and professional and legal fees incurred. The acquisition and integration related costs also include the remeasurement of the contingent consideration liabilities recorded from our acquisitions, which are included in other general and administrative expenses. The contingent consideration liability is further discussed in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Personnel expenses and stock-based compensation also increased due to an increase in headcount to prepare for future growth in our operations and from our recent acquisitions. Due to the COVID-19 pandemic and the protective measures put in place in the first half of 2020, we experienced lower spend in our personnel and professional fees. As our business began to recover in the third quarter of 2020, personnel expenses and stock-based compensation increased due to additional headcount. These factors account for a portion of the increase that we see for the three and nine months ended September 30, 2021 when compared to the prior year.

	Three Months Ended September 30,
Amounts in millions	2021	2020	Change
Stock-based compensation	$32.4	$21.5	$10.9
Personnel expenses	79.3	53.7	25.6
Professional and legal fees	34.1	15.9	18.2
Facility and support services	25.7	13.4	12.3
Other general and administrative	15.0	11.1	3.9
Total general and administrative expenses	$186.5	$115.6	$70.9

	Nine Months Ended September 30,
Amounts in millions	2021	2020	Change
Stock-based compensation	$189.6	$54.8	$134.8
Personnel expenses	225.5	159.3	66.2
Professional and legal fees	99.2	52.9	46.3
Facility and support services	60.8	42.4	18.4
Other general and administrative	46.8	26.9	19.9
Total general and administrative expenses	$621.9	$336.3	$285.6

Sales and marketing expenses. Sales and marketing expenses increased to $196.6 million for the three months ended September 30, 2021 compared to $136.5 million for the three months ended September 30, 2020. Sales and marketing expenses increased to $577.6 million for the nine months ended September 30, 2021 compared to $423.1 million for the nine months ended September 30, 2020. The increase in sales and marketing expenses was primarily due to an increase in direct marketing spend to support the future growth of our products and increased personnel expenses and stock-based compensation as a result of an increase in headcount including the approximately 400 former Pfizer sales representatives that were onboarded in the third quarter of 2021. In addition, professional fees increased during the three and nine months ended September 30, 2021 primarily due to an increase in costs incurred related to our Promotion Agreement with Pfizer during the second and third quarters of 2021 as compared to 2020, which were reduced due to cost saving measures as a result of the COVID-19 pandemic.

	Three Months Ended September 30,
Amounts in millions	2021	2020	Change
Personnel expenses	$92.3	$67.4	$24.9
Direct marketing costs	48.0	26.9	21.1
Professional and legal fees	23.0	19.5	3.5
Facility and support services	16.7	10.5	6.2
Stock-based compensation	14.7	11.5	3.2
Other sales and marketing expenses	1.9	0.7	1.2
Total sales and marketing expenses	$196.6	$136.5	$60.1

	Nine Months Ended September 30,
Amounts in millions	2021	2020	Change
Personnel expenses	$264.3	$209.0	$55.3
Direct marketing costs	136.5	90.0	46.5
Professional and legal fees	81.5	56.9	24.6
Facility and support services	50.0	33.4	16.6
Stock-based compensation	41.6	32.4	9.2
Other sales and marketing expenses	3.7	1.4	2.3
Total sales and marketing expenses	$577.6	$423.1	$154.5
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $23.9 million for the three months ended September 30, 2021 compared to $23.4 million for the three months ended September 30, 2020. Amortization of acquired intangible assets increased to $71.0 million for the nine months ended September 30, 2021 compared to $70.2 million for the nine months ended September 30, 2020. The increase in amortization of acquired intangible assets was primarily due to the amortization of intangible assets acquired as part of our acquisition of Ashion Analytics, LLC.
Intangible asset impairment charge. Intangible asset impairment charge decreased to $20.2 million for the three and nine months ended September 30, 2021 compared to $209.7 million for the three and nine months ended September 30, 2020. The impairment recorded during the three and nine months ended September 30, 2021 relates to the impairment of the supply agreement intangible asset acquired as part of the combination with Genomic Health. The impairment recorded during the three and nine months ended September 30, 2020 primarily relates to the impairment of the in-process research and development intangible asset acquired as part of the combination with Genomic Health.
Other operating income. Other operating income decreased to zero for the three and nine months ended September 30, 2021 compared to zero and $23.7 million for the three and nine months ended September 30, 2020, respectively. The income generated during the three and nine months ended September 30, 2020 represents the funding received under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) Provider Relief Fund, which was accepted from the Department of Health & Human Services in May 2020.

Investment income (expense), net. Investment income (expense), net decreased to an expense of $4.1 million for the three months ended September 30, 2021 compared to income of $2.5 million for the three months ended September 30, 2020. Investment income (expense), net increased to $30.5 million for the nine months ended September 30, 2021 compared to $5.5 million for the nine months ended September 30, 2020. The decrease in investment income (expense), net for the three months ended September 30, 2021 was primarily due to losses recorded on our equity securities. The increase in investment income, net for the nine months ended September 30, 2021 was primarily due to the realized gain of $30.5 million that was recorded on our preferred stock investment in Thrive at closing in January 2021, which represented the adjustment to our historical investment to its fair value prior to our acquisition of Thrive. Our acquisition of Thrive is further described in Note 17 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest expense. Interest expense increased to $4.7 million for the three months ended September 30, 2021 compared to $4.5 million for the three months ended September 30, 2020. Interest expense recorded from our outstanding convertible notes totaled $4.0 million during each of the three months ended September 30, 2021 and 2020. Interest expense decreased to $13.9 million for the nine months ended September 30, 2021 compared to $63.4 million for the nine months ended September 30, 2020. Interest expense recorded from our outstanding convertible notes totaled $12.1 million and $61.8 million during the nine months ended September 30, 2021 and 2020, respectively. Of the interest expense recorded on our outstanding convertible notes for the nine months ended September 30, 2020, $50.8 million is due to the loss on settlement of convertible notes. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we recognized an immaterial amount of interest expense relating to stated interest expense on our construction loan and finance leases for the three and nine months ended September 30, 2021 and 2020.
Income tax benefit. Income tax benefit increased to $3.9 million for the three months ended September 30, 2021 compared to $2.8 million for the three months ended September 30, 2020. Income tax benefit increased to $242.6 million for the nine months ended September 30, 2021 compared to $5.3 million for the nine months ended September 30, 2020. This increase in income tax benefit is primarily due to an income tax benefit of $239.2 million recorded during the nine months ended September 30, 2021, as a result of the change in the deferred tax asset valuation allowance resulting from the acquisition of Thrive.
Liquidity and Capital Resources
We have financed our operations since inception primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. As of September 30, 2021, we had approximately $273.8 million in unrestricted cash and cash equivalents and approximately $944.7 million in marketable securities.
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
Net cash used in operating activities was $77.7 million for the nine months ended September 30, 2021 compared to cash provided by operations of $25.1 million for the nine months ended September 30, 2020. The increase in cash used in operating activities for the nine months ended September 30, 2021 was primarily due to an increase in cash payments made related to expenses necessary to process our tests and an increase in operating expenses to prepare for future growth of our operations. This was partially offset by an increase in revenue, which was driven by an increase in completed Cologuard and Oncotype tests.

Net cash used in investing activities was $1.16 billion for the nine months ended September 30, 2021 compared to cash use of $395.4 million for the nine months ended September 30, 2020. The increase in cash used in investing activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily the result of the timing of purchases, sales, and maturities of marketable securities. Excluding the impact of purchases, sales, and maturities of marketable securities, net cash used in investing activities was $563.8 million for the nine months ended September 30, 2021 compared to $65.3 million for the nine months ended September 30, 2020. Cash use consisted primarily of our acquisition of Thrive of $343.2 million, our acquisition of Ashion of $72.3 million, our asset acquisition of PFS Genomics of $33.1 million, and our TARDIS license asset acquisition of $25.0 million, purchases of property and equipment of $76.4 million, and investments in privately held companies of $13.6 million for the nine months ended September 30, 2021. Cash use primarily consisted of purchase of property and equipment of $48.4 million, investments in privately held companies of $10.6 million, and business combinations of $6.7 million for the nine months ended September 30, 2020.
Net cash provided by financing activities was $20.7 million for the nine months ended September 30, 2021 compared to $999.8 million for the nine months ended September 30, 2020. The cash provided by financing activities during the nine months ended September 30, 2021 consisted of proceeds of $13.4 million from the exercise of stock options and $12.0 million in connection with our employee stock purchase plan, which was partially offset by cash outflows of $4.7 million for other financing activities. The cash provided by financing activities for the nine months ended September 30, 2020 was primarily the result of proceeds of $1.13 billion from our issuance of Convertible Notes with a maturity date of March 1, 2028 (the “2028 Notes”), and we used $150.1 million of cash to settle a portion of the 2025 Notes. In addition, during the nine months ended September 30, 2020 we received proceeds of $15.4 million from the exercise of stock options and $9.8 million in connection with our employee stock purchase plan.
We expect that cash and cash equivalents and marketable securities on hand at September 30, 2021 will be sufficient to fund our current operations for at least the next twelve months based on current operating plans. However, we may need to raise additional capital to fully fund our current strategic plan, which includes successfully commercializing our Cologuard test and Oncotype products and developing a pipeline of future products. Additionally, we may enter into transactions to acquire other businesses, products, services, or technologies as part of our strategic plan. If we are unable to obtain sufficient additional funds to enable us to fund our operations through the completion of such plan, our results of operations and financial condition would be materially adversely affected, and we may be required to delay the implementation of our plan and otherwise scale back our operations. Even if we successfully raise sufficient funds to complete our plan, there is no certainty that we will be successful in generating sufficient cash flow from operations or achieving and maintaining profitable operations in the future to enable us to meet our obligations as they come due.
A table reflecting certain of our specified contractual obligations as of December 31, 2020 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2020 Form 10-K. There were no material changes outside the ordinary course of our business in our specified contractual obligations during the nine months ended September 30, 2021.
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
While our significant accounting policies are more fully described in Note 1 of our financial statements included in our 2020 Form 10-K, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations on our 2020 Form 10-K, we believe that the following accounting policies and judgments are most critical to aid in fully understanding and evaluating our reported financial results. Other than the adoption of Accounting Standards Update 2020-06 fully discussed in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, there have not been any significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

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
Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of September 30, 2021 and December 31, 2020 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2021, we had open foreign currency forward contracts with notional amounts of $29.5 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In January 2021, we acquired all of the outstanding capital stock of Thrive (see Note 17 of the accompanying condensed consolidated financial statements for additional information). As of September 30, 2021, management is in the process of evaluating and integrating the internal controls of Thrive into our existing operations. Other than the controls enhanced or implemented to integrate the Thrive business, there have been no significant changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may be unable to realize the anticipated benefits of our newly hired sales representatives or our Pfizer Promotion Agreement.
In September 2021, we completed an expedited hiring process and onboarded approximately 400 former Pfizer sales representatives. Prior to late August 2021, when Pfizer announced a decrease in the number of sales positions supporting its Internal Medicine therapeutic area, these employees had been promoting our Cologuard test under the Promotion Agreement between Exact Sciences and Pfizer. The newly hired representatives increased the size of our primary care field sales team to more than 850 representatives.
Certain risks may exist that may prevent us from realizing the anticipated benefits of our newly hired sales representatives, including, among others:
•We may encounter potential unknown liabilities or unforeseen increased expenses or delays in connection with the integration of the new representatives into our workforce and their deployment into the field;
•Cultural and other differences between Pfizer and us could delay or prevent the successful integration and subsequent retention of these new sales personnel;
•Healthcare providers may be more reluctant to allocate time for meetings with Exact sales representatives offering a more limited product portfolio as compared to the product portfolio offered by those representatives when at Pfizer;
•Our management’s attention may be diverted by the integration and deployment process;
•Precautionary measures taken in response to the COVID-19 pandemic, together with changing policies at healthcare providers offices and hospitals, may limit our sales representatives’ interactions with healthcare providers for an unknown period of time; and
•Depending on the course of the COVID-19 pandemic, we may need to once again withdraw all or a portion of our sales representatives from the field.
If we are unable to successfully realize the anticipated benefits of our new sales personnel, our business and operating results could be harmed.
For the Promotion Agreement to be successful, we will need to effectively coordinate sales and marketing activities among our and Pfizer’s teams. We are in discussions with Pfizer that could result in material changes to our relationship with Pfizer. Pfizer continues to promote our Cologuard test under the Promotion Agreement through a smaller sales team, but the changing dynamics of our and Pfizer’s sales teams may reduce or otherwise alter the benefits of the Promotion Agreement. We are uncertain how many or what type of sales details Pfizer’s sales representatives will contribute during the fourth quarter of 2021 and beyond.

The COVID-19 outbreak has and may further materially and adversely affect our business and financial results.
The COVID-19 pandemic, together with related precautionary measures, has materially disrupted our business since March 2020 and may continue to disrupt our business for an unknown period of time. COVID-19 has significantly impacted, and may continue to significantly impact, our operating results including our revenues, margins, and cash utilization, among other measures. The territories in which we market, sell, distribute and perform our tests have attempted to address the COVID-19 pandemic in varying ways, including stay-at-home orders, temporarily closing businesses, restricting gatherings, restricting travel, and mandating social distancing and face coverings. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases. Although health and safety precautions loosened in many jurisdictions over the past several months as the number of COVID-19 cases declined and vaccination rates increased, beginning in early July 2021, COVID-19 cases, including cases associated with the highly contagious delta variant, have increased significantly in the United States. Although, infection rates have begun to fall in some parts of the country, cases are continuing to climb in other regions, and public health officials and medical professionals have warned that COVID-19 cases may spike again nationally, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long any resurgence will last, how severe it will be, and what safety measures governments will impose in response to it. Mask mandates, social-distancing, travel restrictions and stay-at-home orders are in force in many areas of the country and could be reinstated elsewhere. Even before the recent increase in cases, many individuals remained cautious about resuming activities such as preventive-care medical visits and many medical practices remained cautious about allowing individuals, such as sales representatives, into their offices. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.
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
We may become dependent on additional single- or limited-source suppliers, or become increasingly dependent on existing suppliers, as we expand and develop our product and service pipeline. For example, our Oncotype MAP and GEMExTra® tests are currently only validated to be performed on Illumina’s sequencing platform and we are not aware of any other platform that we could use in the near future as a commercially viable alternative. Further, Illumina may become the sole supplier of certain equipment and reagents necessary for future tests we may develop, including MCED, minimal residual disease, and recurrence monitoring tests. We currently procure Illumina equipment and reagents on a purchase order basis, without any long-term supply agreement. In August 2021, Illumina completed its acquisition of GRAIL, which is commercializing a MCED test against which certain of our planned tests would compete. Illumina’s ownership of GRAIL could incentivize Illumina to offer its sequencing products in a manner that advantages GRAIL over us and other competitors, including the potential that Illumina may be unwilling or unable to supply, or commit to supplying, us with sequencing equipment and reagents on commercially acceptable terms, or at all. Although Illumina has made an irrevocable standing offer to supply any customer with its sequencing products on certain terms, that offer may not provide pricing or other terms necessary for us or others to successfully compete against GRAIL, including outside of the U.S. Although we expect to continue our efforts to validate alternative sequencing platforms on which we could run our Oncotype MAP or GEMExTra tests or other future tests in a commercially viable manner, we may expend considerable time and efforts, endure delays to our test development and commercialization timelines, and be ultimately unsuccessful in our efforts to validate alternatives. Even if we validate an alternative sequencing platform, we may become substantially dependent on the supplier of that platform.
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

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.
Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance, such as certain clinical laboratory and sales roles. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime or financial incentives to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our clinical laboratories and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business and operating results.
We may be a party to litigation in the normal course of business or otherwise, which could affect our business and financial position.
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of a legal proceeding were to restrain our ability to operate, our financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.
The amounts we record for legal contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. While we have accrued for certain potential legal liabilities, there is no guarantee that additional costs will not be incurred beyond the amounts accrued. Additional information regarding certain legal matters in which we are involved can be found in Note 14 to our Condensed Consolidated Financial Statements in Part I, Item 1.

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

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2021 filed on November 2, 2021, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended September 30, 2021, filed with the Securities and Exchange Commission on November 2, 2021, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 2, 2021	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2021	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)