Form 10-Q
period 2022-03-31
EXACT SCIENCES CORP
filed 2022-04-26
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2022, the registrant had 175,945,110 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$189,776	$315,471
Marketable securities	627,204	715,005
Accounts receivable, net	205,625	216,645
Inventory	112,958	104,994
Prepaid expenses and other current assets	79,575	74,122
Total current assets	1,215,138	1,426,237
Long-term Assets:
Property, plant and equipment, net	622,613	580,248
Operating lease right-of-use assets	170,373	174,225
Goodwill	2,335,172	2,335,172
Intangible assets, net	2,069,757	2,094,411
Other long-term assets, net	77,484	74,591
Total assets	$6,490,537	$6,684,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,471	$67,829
Accrued liabilities	365,916	398,556
Operating lease liabilities, current portion	19,711	19,710
Other current liabilities	28,854	30,973
Total current liabilities	480,952	517,068
Long-term Liabilities:
Convertible notes, net	2,181,680	2,180,232
Other long-term liabilities	389,062	417,782
Operating lease liabilities, less current portion	180,632	182,166
Total liabilities	3,232,326	3,297,248
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—175,551,408 and 173,674,067 shares at March 31, 2022 and December 31, 2021	1,757	1,738
Additional paid-in capital	6,085,558	6,028,861
Accumulated other comprehensive loss	(6,647)	(1,443)
Accumulated deficit	(2,822,457)	(2,641,520)
Total stockholders’ equity	3,258,211	3,387,636
Total liabilities and stockholders’ equity	$6,490,537	$6,684,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$486,571	$402,077

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	134,705	109,993
Research and development	102,248	115,567
Sales and marketing	232,181	186,141
General and administrative	169,770	267,727
Amortization of acquired intangible assets	24,654	23,190
Total operating expenses	663,558	702,618
Loss from operations	(176,987)	(300,541)

Other income (expense)
Investment income (expense), net	(1,487)	31,188
Interest expense	(4,478)	(4,616)
Total other income (expense)	(5,965)	26,572

Net loss before tax	(182,952)	(273,969)

Income tax benefit	2,015	242,805

Net loss	$(180,937)	$(31,164)

Net loss per share—basic and diluted	$(1.04)	$(0.18)

Weighted average common shares outstanding—basic and diluted	174,417	169,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(180,937)	$(31,164)
Other comprehensive income (loss), before tax:
Unrealized loss on available-for-sale investments	(4,967)	(332)
Foreign currency translation loss	(237)	—
Comprehensive loss, before tax	(186,141)	(31,496)
Income tax benefit related to items of other comprehensive loss	—	170
Comprehensive loss, net of tax	$(186,141)	$(31,326)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2022	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	485,537	5	4,277	—	—	4,282
Compensation expense related to issuance of stock options and restricted stock awards	1,391,797	14	52,427	—	—	52,441
Other	7	—	(7)	—	—	(7)
Net loss	—	—	—	—	(180,937)	(180,937)
Other comprehensive loss	—	—	—	(5,204)	—	(5,204)
Balance, March 31, 2022	175,551,408	$1,757	$6,085,558	$(6,647)	$(2,822,457)	$3,258,211

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2021	159,423,410	$1,595	$4,279,327	$526	$(2,045,896)	$2,235,552
Settlement of convertible notes, net of tax	344	—	26	—	—	26
Exercise of common stock options	967,107	10	8,749	—	—	8,759
Issuance of common stock to fund the Company’s 2020 401(k) match	162,606	2	22,932	—	—	22,934
Compensation expense related to issuance of stock options and restricted stock awards	1,355,435	13	158,239	—	—	158,252
Issuance of common stock for business combinations, net of issuance costs	9,384,410	94	1,254,704	—	—	1,254,798
Net loss	—	—	—	—	(31,164)	(31,164)
Other comprehensive loss	—	—	—	(162)	—	(162)
Balance, March 31, 2021	171,293,312	$1,714	$5,723,977	$364	$(2,077,060)	$3,648,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(180,937)	$(31,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,993	20,508
Loss on disposal of property, plant and equipment	321	337
Unrealized (gain) loss on equity investments	1,350	(7)
Deferred tax benefit	(1,912)	(243,130)
Stock-based compensation	52,441	77,292
Post-combination expense for acceleration of unvested equity	—	80,960
Realized gain on preferred stock investment	—	(30,500)
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	1,700	1,633
Amortization of premium on short-term investments	956	439
Amortization of acquired intangible assets	24,654	23,190
Asset acquisition IPR&D expense	—	52,263
Remeasurement of contingent consideration	(26,680)	2,879
Non-cash lease expense	7,363	5,740
Changes in assets and liabilities:
Accounts receivable, net	11,020	(22,950)
Inventory, net	(7,964)	3,232
Operating lease liabilities	(5,177)	(3,120)
Accounts payable and accrued liabilities	(66,048)	(15,862)
Other assets and liabilities	(7,834)	1,033
Net cash used in operating activities	(173,754)	(77,227)
Cash flows from investing activities:
Purchases of marketable securities	(70,267)	(162,498)
Maturities and sales of marketable securities	150,630	236,295
Purchases of property, plant and equipment	(33,623)	(12,920)
Business combination, net of cash acquired	—	(343,248)
Asset acquisition	—	(25,000)
Investments in privately held companies	(1,172)	(10,000)
Other investing activities	(7)	(141)
Net cash provided by (used in) investing activities	45,561	(317,512)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,282	8,759
Other financing activities	(1,547)	(1,514)
Net cash provided by financing activities	2,735	7,245
Effects of exchange rate changes on cash and cash equivalents	(237)	—
Net decrease in cash, cash equivalents and restricted cash	(125,695)	(387,494)
Cash, cash equivalents and restricted cash, beginning of period	315,768	1,491,594
Cash, cash equivalents and restricted cash, end of period	$190,073	$1,104,100

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$31,491	$8,697
Business combination contingent consideration liability	$—	$331,348
Supplemental disclosure of cash flow information:
Interest paid	$5,133	$5,274
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$189,776	$1,103,816
Restricted cash — included in other long-term assets, net	297	284
Total cash, cash equivalents and restricted cash	$190,073	$1,104,100
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K (the “2021 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2021 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2021 Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management, and actual results could differ from those estimates. These estimates include revenue recognition, valuation of intangible assets and goodwill, and accounting for income taxes among others. The Company’s critical accounting policies and estimates are explained further in the notes to the condensed consolidated financial statements in this Quarterly Report and the 2021 Form 10-K.
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, marketable and non-marketable investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
The pandemic and related precautionary measures began to materially disrupt the Company's operations in March 2020 and may continue to disrupt the business for an unknown period of time. As a result, the pandemic had an impact on the Company’s revenues and operating results.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
During the three months ended March 31, 2022, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as described in the Recently Adopted Accounting Pronouncements section below.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2021, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805). This update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606. This differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted the amendments in this update during the first quarter of fiscal year 2022. There was no material impact to the Company’s condensed consolidated financial statements.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2022	2021
Shares issuable in connection with acquisitions (1)	45	157
Shares issuable upon exercise of stock options	1,790	2,633
Shares issuable upon the release of restricted stock awards	6,991	4,467
Shares issuable upon the release of performance share units	963	846
Shares issuable upon conversion of convertible notes	20,309	20,309
	30,098	28,412
______________
(1)During the third quarter of 2021, shares were issued related to holdback amounts on the previously closed acquisition of Viomics, Inc. (“Viomics”) causing the decrease in shares issuable as of March 31, 2022 as compared to March 31, 2021. The remaining issuable shares relate to the previously closed acquisition of Paradigm Diagnostics, Inc. (“Paradigm”) in March 2020.

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype DX, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2022	2021
Screening
Medicare Parts B & C	$113,755	$101,559
Commercial	161,680	127,874
Other	31,087	10,895
Total Screening	306,522	240,328
Precision Oncology
Medicare Parts B & C	$52,565	$44,837
Commercial	46,062	46,812
International	29,443	26,056
Other	24,550	11,702
Total Precision Oncology	152,620	129,407
COVID-19 Testing	$27,429	$32,342
Total	$486,571	$402,077
Screening revenue primarily includes laboratory service revenue from the Cologuard test while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype® products.
Revenue recognized from changes in transaction price was $4.2 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
The Company had deferred revenue of $1.3 million and $1.0 million as of March 31, 2022 and December 31, 2021, respectively. Deferred revenue is reported in other current liabilities in the Company’s condensed consolidated balance sheets.
Revenue recognized for the three months ended March 31, 2022 and 2021, which was included in the deferred revenue balance at the beginning of each period, was $0.3 million and $14.0 million, respectively. Of the $14.0 million of revenue recognized for the three months ended March 31, 2021, which was included in the deferred revenue balance at the beginning of the period, $13.8 million related to COVID-19 testing.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Cash, cash equivalents, and restricted cash
Cash and money market	$135,320	$247,335
Cash equivalents	54,456	68,136
Restricted cash	297	297
Total cash, cash equivalents, and restricted cash	190,073	315,768
Marketable securities
Available-for-sale debt securities	$625,383	$711,669
Equity securities	1,821	3,336
Total marketable securities	627,204	715,005
Total cash and cash equivalents, restricted cash and marketable securities	$817,277	$1,030,773
Available-for-sale debt securities at March 31, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$51,979	$—	$—	$51,979
U.S. government agency securities	2,477	—	—	2,477
Total cash equivalents	54,456	—	—	54,456
Marketable securities
Corporate bonds	$229,768	$—	$(1,952)	$227,816
U.S. government agency securities	250,764	—	(3,594)	247,170
Certificates of deposit	41,204	—	(50)	41,154
Commercial paper	12,924	—	(4)	12,920
Asset backed securities	97,156	—	(833)	96,323
Total marketable securities	631,816	—	(6,433)	625,383
Total available-for-sale securities	$686,272	$—	$(6,433)	$679,839
______________
(1)Gains and losses in accumulated other comprehensive income (loss) (“AOCI”) are reported before tax impact.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$3,543	$—	$—	$3,543
Commercial paper	64,593	—	—	64,593
Total cash equivalents	68,136	—	—	68,136
Marketable securities
U.S. government agency securities	$250,793	$—	$(873)	$249,920
Asset backed securities	94,565	2	(107)	94,460
Commercial paper	6,996	—	—	6,996
Certificates of deposit	47,147	2	(10)	47,139
Corporate bonds	313,634	13	(493)	313,154
Total marketable securities	713,135	17	(1,483)	711,669
Total available-for-sale securities	$781,271	$17	$(1,483)	$779,805
______________
(1)Gains and losses in AOCI are reported before tax impact.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at March 31, 2022:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Commercial paper	$51,979	$51,979	$—	$—
U.S. government agency securities	2,477	2,477	—	—
Total cash equivalents	54,456	54,456	—	—
Marketable securities
U.S. government agency securities	$134,099	$132,683	$116,665	$114,487
Corporate bonds	114,973	114,482	114,795	113,334
Certificates of deposit	41,204	41,154	—	—
Asset backed securities	—	—	97,156	96,323
Commercial paper	12,924	12,920	—	—
Total marketable securities	303,200	301,239	328,616	324,144
Total	$357,656	$355,695	$328,616	$324,144

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of March 31, 2022, aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$216,816	$(1,952)	$—	$—	$216,816	$(1,952)
Certificates of deposit	41,154	(50)	—	—	41,154	(50)
Asset backed securities	96,324	(833)	—	—	96,324	(833)
U.S. government agency securities	247,170	(3,594)	—	—	247,170	(3,594)
Commercial paper	3,989	(4)	—	—	3,989	(4)
Total available-for-sale securities	$605,453	$(6,433)	$—	$—	$605,453	$(6,433)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2022 and December 31, 2021, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded on available-for-sale debt securities and equity securities were not significant for the three months ended March 31, 2022 and 2021.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials	$55,402	$51,321
Semi-finished and finished goods	57,556	53,673
Total inventory	$112,958	$104,994

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	March 31, 2022	December 31, 2021
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	166,286	147,083
Land improvements	15 years	5,206	5,206
Buildings	30 - 40 years	210,439	210,560
Computer equipment and computer software	3 years	117,393	109,119
Laboratory equipment	3 - 10 years	202,104	189,748
Furniture and fixtures	3 - 10 years	29,727	28,293
Assets under construction	n/a	123,873	100,339
Property, plant and equipment, at cost		859,744	795,064
Accumulated depreciation		(237,131)	(214,816)
Property, plant and equipment, net		$622,613	$580,248
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended March 31, 2022 and 2021 was $23.0 million and $20.5 million, respectively.
At March 31, 2022, the Company had $123.9 million of assets under construction, which consisted of $69.1 million related to buildings, $26.4 million in laboratory equipment, $16.2 million in leasehold and building improvements, $11.5 million in capitalized costs related to software projects, and $0.7 million in land improvements. Depreciation will begin on these assets once they are placed into service upon completion between 2022 and 2024.

(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of March 31, 2022:

(In thousands)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance at March 31, 2022
Finite-lived intangible assets
Trade name	13.2	$104,700	$(15,378)	$89,322
Customer relationships	9.4	6,700	(1,712)	4,988
Patents	3.4	10,942	(7,110)	3,832
Acquired developed technology	8.4	918,171	(198,649)	719,522
Supply agreements	5.2	2,295	(202)	2,093
Total finite-lived intangible assets		1,042,808	(223,051)	819,757
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,292,808	$(223,051)	$2,069,757

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2021:

(In thousands)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net balance at December 31, 2021
Finite-lived intangible assets
Trade name	13.4	$104,700	$(13,554)	$91,146
Customer relationships	9.6	6,700	(1,577)	5,123
Patents and licenses	3.6	10,942	(6,763)	4,179
Acquired developed technology	8.6	918,171	(176,402)	741,769
Supply agreements	5.4	2,295	(101)	2,194
Total finite-lived intangible assets		1,042,808	(198,397)	844,411
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,292,808	$(198,397)	$2,094,411
As of March 31, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2022 (remaining nine months)	$73,962
2023	98,611
2024	98,276
2025	97,228
2026	96,169
Thereafter	355,511
$819,757
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life.
Goodwill
The change in the carrying amount of goodwill for the periods ended March 31, 2022 and December 31, 2021 is as follows:

(In thousands)
Balance, January 1, 2021	$1,237,672
Thrive acquisition	948,105
Ashion acquisition	56,758
PreventionGenetics acquisition	92,637
Balance, December 31, 2021	2,335,172
Balance March 31, 2022	$2,335,172
There were no impairment losses for the three months ended March 31, 2022 and 2021.

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
The following table presents the Company’s fair value measurements as of March 31, 2022 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$135,320	$135,320	$—	$—
Commercial paper	51,979	—	51,979	—
U.S. government agency securities	2,477	—	2,477	—
Restricted cash	297	297	—	—
Marketable securities
Corporate bonds	$227,816	$—	$227,816	$—
Certificates of deposit	41,154	—	41,154	—
Commercial paper	12,920	—	12,920	—
U.S. government agency securities	247,170	—	247,170	—
Asset backed securities	96,323	—	96,323	—
Equity securities	1,821	1,821	—	—
Non-marketable securities	$2,640	$—	$—	$2,640
Liabilities
Contingent consideration	$(332,341)	$—	$—	$(332,341)
Total	$487,576	$137,438	$679,839	$(329,701)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of December 31, 2021 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash and money market	$247,335	$247,335	$—	$—
Commercial paper	64,593	—	64,593	—
U.S. government agency securities	3,543	—	3,543	—
Restricted cash	297	297	—	—
Marketable securities
U.S. government agency securities	$249,920	$—	$249,920	$—
Corporate bonds	313,154	—	313,154	—
Asset backed securities	94,460	—	94,460	—
Certificates of deposit	47,139	—	47,139	—
Commercial paper	6,996	—	6,996	—
Equity securities	3,336	3,336	—	—
Non-marketable securities	$3,090	$—	$—	$3,090
Liabilities
Contingent consideration	$(359,021)	$—	$—	$(359,021)
Total	$674,842	$250,968	$779,805	$(355,931)
There have been no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2022. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Contingent Consideration
The fair value of contingent consideration as of March 31, 2022 and December 31, 2021 was $332.3 million and $359.0 million, respectively, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2022	$359,021
Changes in fair value	(26,680)
Ending balance, March 31, 2022	$332,341
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of the contingent consideration liability recorded related to regulatory and product development milestones associated with the acquisitions of Thrive Earlier Detection Corporation (“Thrive”) and Ashion Analytics, LLC (“Ashion”) was $331.1 million and $357.8 million as of March 31, 2022 and December 31, 2021, respectively. The Company evaluates the fair value of the regulatory and product development milestones related expected contingent consideration and the corresponding liability using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 91% as of March 31, 2022 and December 31, 2021, respectively, and a weighted average present-value factor of 4.5% and 2.3% as of March 31, 2022 and December 31, 2021, respectively. The projected fiscal year of payment range is from 2024 to 2027. Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
The fair value of the contingent consideration earnout liability related to certain revenue milestones associated with the Biomatrica acquisition was $1.2 million as of March 31, 2022 and December 31, 2021. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Investments
As of March 31, 2022 and December 31, 2021, the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $25.9 million and $25.3 million, respectively, which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheets. There have been no downward or upward adjustments made on these investments since initial recognition.
The Company has committed capital to venture capital investment funds (the “Funds”) of $17.5 million, of which $14.8 million remained callable through 2033 as of March 31, 2022. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets in the Company’s condensed consolidated balance sheets, were $2.7 million and $1.5 million as of March 31, 2022 and December 31, 2021, respectively.
Derivative Financial Instruments
As of March 31, 2022 and December 31, 2021, the Company had open foreign currency forward contracts with notional amounts of $48.9 million and $46.7 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the foreign currency forward contracts was zero at March 31, 2022 and December 31, 2021, and there were no gains or losses recorded for the three months ended March 31, 2022 and 2021.

(8) LONG-TERM DEBT
Revolving Loan Agreement
During November 2021, the Company entered into a revolving loan agreement (the “Revolving Loan Agreement”) with PNC Bank, National Association (“PNC”). The Revolving Loan Agreement provides the Company with a revolving line of credit of up to $150.0 million (the “Revolver”). The Revolver is collateralized by the Company’s marketable securities held by PNC, which must continue to maintain a minimum market value of $150.0 million. The Revolver is available for general working capital purposes and all other lawful corporate purposes. In addition, the Company may request, in lieu of cash advances, letters of credit with an aggregate stated amount outstanding not to exceed $20.0 million. The availability of advances under the line of credit will be reduced by the stated amount of each letter of credit issued and outstanding.
Borrowings under the Revolving Loan Agreement accrue interest at an annual rate equal to the sum of the daily Bloomberg Short-Term Bank Yield Index Rate plus the applicable margin of 0.60%. Loans under the Revolving Loan Agreement may be prepaid at any time without penalty. The Revolver’s maturity date is November 5, 2023.
The Company has agreed in the Revolving Loan Agreement to various financial covenants, and as of March 31, 2022, the Company is in compliance with all covenants.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the fourth quarter of 2021, PNC issued a letter of credit of $2.9 million, which reduced the amount available for cash advances under the line of credit to $147.1 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of March 31, 2022:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(18,074)	$1,131,926	$1,032,125	2
2027 Convertible notes - 0.375%	747,500	(11,137)	736,363	712,315	2
2025 Convertible notes - 1.000%	315,005	(1,614)	313,391	377,833	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2021:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(18,826)	$1,131,174	$1,139,650	2
2027 Convertible notes - 0.375%	747,500	(11,691)	735,809	771,794	2
2025 Convertible notes - 1.000%	315,005	(1,756)	313,249	415,473	2
______________
(1)The fair values are based on observable market prices for this debt, which is traded in less active markets and therefore is classified as a Level 2 fair value measurement.
Summary of Conversion Features
Until the six-months immediately preceding the maturity date of the applicable series of the Company’s convertible notes (the “Notes”), each series of Notes is convertible only upon the occurrence of certain events and during certain periods, as set forth in the Indentures filed at the time of the original offerings. On or after the date that is six-months immediately preceding the maturity date of the applicable series of Notes until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert such Notes at any time. The Notes will be convertible into cash, shares of the Company’s common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of the Company’s common stock, at the Company’s election.
It is the Company’s intent and policy to settle all conversions through combination settlement. The initial conversion rate is 13.26, 8.96, and 8.21 shares of common stock per $1,000 principal amount for the convertible notes due in 2025 (“2025 Notes”), 2027 (“2027 Notes”), and 2028 (“2028 Notes”), respectively, which is equivalent to an initial conversion price of approximately $75.43, $111.66, and $121.84 per share of the Company’s common stock for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively. The 2025 Notes, 2027 Notes, and 2028 Notes may be convertible in up to 4.2 million, 6.7 million, and 9.4 million shares, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indentures filed at the time of the original offerings but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indenture), will, under certain circumstances, be entitled to an increase in the conversion rate.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
Based on the closing price of the Company’s common stock of $69.92 on March 31, 2022, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
January 2025 Notes	$10,284
June 2025 Notes	7,362
2027 Notes	14,285
2028 Notes	24,453
Interest Expense
Interest expense includes the following:

	Three Months Ended March 31,
(In thousands)	2022	2021
Debt issuance costs amortization	$1,412	$1,413
Debt discount amortization	36	36
Coupon interest expense	2,567	2,567
Total interest expense on convertible notes	4,015	4,016
Other interest expense	463	600
Total interest expense	$4,478	$4,616
The effective interest rates on the 2025 Notes, 2027 Notes, and 2028 Notes for the three months ended March 31, 2022 and 2021 were 1.18%, 0.67%, and 0.64% and 1.18%, 0.67%, and 0.64%, respectively. The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 2.80, 4.96, and 5.92 years for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.4 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) PFIZER PROMOTION AGREEMENT
In August 2018, the Company entered into a Promotion Agreement (the “Original Promotion Agreement”) with Pfizer Inc. (“Pfizer”), which was amended and restated in October 2020 (the “Restated Promotion Agreement”). The Restated Promotion Agreement extended the relationship between the Company and Pfizer and restructured the manner in which the Company compensates Pfizer for promotion of the Cologuard test through a service fee, and provision of certain other sales and marketing services related to the Cologuard test. The Restated Promotion Agreement included fixed and performance-related fees, some of which retroactively went into effect on April 1, 2020. In November 2021, the Company and Pfizer entered into an amendment to the Restated Promotion Agreement (the “November 2021 Amendment”), which provided that after November 30, 2021, Pfizer will no longer promote the Cologuard test to healthcare providers. The November 2021 Amendment provides that the Company will pay Pfizer a total of $35.9 million in three installments during the second, third, and fourth quarters of 2022. The November 2021 Amendment eliminated the Company's obligation to pay Pfizer royalties or other fees except for certain media fees, advertising fees, and any detail fees owed to Pfizer for promoting the Cologuard test prior to November 30, 2021. The $35.9 million fee incurred as a result of the November 2021 Amendment was recognized in full during the fourth quarter of 2021. All payments to Pfizer are recorded in sales and marketing expenses in the Company’s condensed consolidated statements of operations.
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $2.5 million and $22.7 million for the service fee for the three months ended March 31, 2022 and 2021, respectively. The Company incurred charges of $38.4 million and $26.6 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended March 31, 2022 and 2021, respectively.

(12) STOCKHOLDERS’ EQUITY
PreventionGenetics LLC (“PreventionGenetics”) Acquisition Stock Issuance
In December 2021, the Company completed its acquisition of PreventionGenetics. In connection with the acquisition, which is further described in Note 16, the Company issued 1.1 million shares of the Company's common stock that had a fair value of $84.2 million.
Ashion Acquisition Stock Issuance
In April 2021, the Company completed its acquisition of Ashion. In connection with the acquisition, which is further described in Note 16, the Company issued 0.1 million shares of the Company’s common stock that had a fair value of $16.2 million.
Thrive Acquisition Stock Issuance
In January 2021, the Company completed its acquisition of Thrive. In connection with the acquisition, which is further described in Note 16, the Company issued 9.3 million shares of the Company’s common stock that had a fair value of $1.19 billion.
Targeted Digital Sequencing (“TARDIS”) License Acquisition Stock Issuance
In January 2021, the Company acquired a worldwide exclusive license to the TARDIS technology from The Translational Genomics Research Institute (“TGen”), which is further described in Note 16. As part of the consideration transferred, the Company issued 0.2 million shares of the Company’s common stock that had a fair value of $27.3 million.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Exact Sciences 401(k) Plan
As further discussed in Note 16 of the Company’s most recently filed Form 10-K, the Company maintains a qualified 401(k) retirement savings plan (the “401(k) Plan”) for Exact Sciences employees and matching contributions are made annually by the Company in the form of the Company’s common stock. The Company issued 0.4 million shares of the Company’s common stock to fund the Company’s 2021 401(k) match in April 2022.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the three months ended March 31, 2022 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$23	$(1,466)	$(1,443)
Other comprehensive loss before reclassifications	(237)	(4,994)	(5,231)
Amounts reclassified from accumulated other comprehensive loss	—	27	27
Net current period change in accumulated other comprehensive loss	(237)	(4,967)	(5,204)
Balance at March 31, 2022	$(214)	$(6,433)	$(6,647)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three months ended March 31, 2022.
The amounts recognized in AOCI for the three months ended March 31, 2021 were as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$526	$526
Other comprehensive loss before reclassifications	(292)	(292)
Amounts reclassified from accumulated other comprehensive income	(40)	(40)
Net current period change in accumulated other comprehensive income, before tax	(332)	(332)
Income tax benefit related to items of other comprehensive income	170	170
Balance at March 31, 2021	$364	$364
Amounts reclassified from AOCI for the three months ended March 31, 2022 and 2021 were as follows:

	Affected Line Item in the Statements of Operations	Three Months Ended March 31,
Details about AOCI Components (In thousands)		2022	2021
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (expense), net	$27	$(40)
Total reclassifications		$27	$(40)

(13) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the following plans for which awards were granted from or had shares outstanding in 2022: 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, and the 2010 Employee Stock Purchase Plan (collectively referred to as the “Stock Plans”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $52.4 million and $163.5 million in stock-based compensation expense during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, there was approximately $551.7 million of expected total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 3.1 years.
In connection with the acquisition of Thrive, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the three months ended March 31, 2021, the Company accelerated 99,014 shares of previously unvested stock options and 27,479 shares of previously unvested restricted stock awards and restricted stock units and recorded $13.5 million of non-cash stock-based compensation for the accelerated awards. As further discussed in Note 16, the Company also recorded $86.2 million in stock-based compensation related to accelerated vesting of awards held by Thrive employees in connection with the acquisition.
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term(Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2022	2,284,276	$34.65	5.5
Granted	—	—
Exercised	(485,653)	8.84
Forfeited	(8,571)	86.02
Outstanding, March 31, 2022	1,790,052	$41.41	5.8	$63,737
Vested and expected to vest, March 31, 2022	1,790,052	$41.41	5.8	$63,737
Exercisable, March 31, 2022	1,509,645	$36.47	5.4	$58,202
______________
(1)The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $29.6 million and $126.0 million, respectively, determined as of the date of exercise.
The Company received approximately $4.3 million and $8.8 million from stock option exercises during the three months ended March 31, 2022 and 2021, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity during the three months ended March 31, 2022 is as follows:

Restricted stock and restricted stock units	Shares	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2022	4,320,910	$108.84
Granted	3,042,920	77.31
Released (1)	(1,100,885)	100.61
Forfeited	(235,095)	106.76
Outstanding, March 31, 2022	6,027,850	$94.35
______________
(1)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $110.8 million and $80.9 million during the three months ended March 31, 2022 and 2021, respectively.
(2)The weighted average grant date fair value of the restricted stock units granted during the three months ended March 31, 2021 was $143.66.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
In January 2022, the Company issued additional performance-based equity awards, which include a market condition in the form of a total shareholder return (“TSR”) modifier. At the end of the three-year performance period, the total units earned, if any, are adjusted by applying the modifier, ranging from 50% to 150%. The TSR modifier is based on stock price performance relative to a group of peer companies for the same three-year period. The fair value of the awards granted was calculated using a Monte Carlo simulation model, as the TSR modifier contains a market condition.
A summary of performance share unit activity is as follows:

Performance share units	Shares (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2022	878,114	$107.18
Granted	711,629	92.31
Released (3)	(292,134)	93.22
Forfeited	(334,515)	94.30
Outstanding, March 31, 2022	963,094	$104.90
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of March 31, 2022 was 259,865.
(2)The weighted average grant date fair value of the performance share units granted during the three months ended March 31, 2021 was $147.81.
(3)The fair value of performance share units vested and converted to shares of the Company’s common stock was $27.2 million for the three months ended March 31, 2022. There were no performance share units vested and converted to shares of the Company’s common stock during the three months ended March 31, 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee Stock Purchase Plan (“ESPP”)
There were no shares issued under the 2010 Employee Stock Purchase Plan during the three months ended March 31, 2022 and 2021.

(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,097	$5,558
Operating cash flows from finance leases	211	248
Finance cash flows from finance leases	1,548	1,203
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$4,259	$40,406
Right-of-use assets obtained in exchange for new finance lease liabilities	878	639
Weighted-average remaining lease term - operating leases (in years)	8.17	8.69
Weighted-average remaining lease term - finance leases (in years)	2.80	3.45
Weighted-average discount rate - operating leases	6.09%	6.41%
Weighted-average discount rate - finance leases	5.32%	5.66%
_____________
(1)For the three months ended March 31, 2021, this includes right-of-use assets acquired as part of the business combinations described in Note 16 of $39.6 million.
As of March 31, 2022 and December 31, 2021, the Company’s right-of-use assets from operating leases are $170.4 million and $174.2 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Company has outstanding operating lease obligations of $200.3 million, of which $19.7 million is reported in operating lease liabilities, current portion and $180.6 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding operating lease obligations of $201.9 million, of which $19.7 million is reported in operating lease liabilities, current portion and $182.2 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, the Company’s right-of-use assets from finance leases are $17.4 million and $18.2 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of March 31, 2022, the Company has outstanding finance lease obligations of $18.0 million, of which $6.4 million is reported in other current liabilities and $11.6 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding finance lease obligations of $18.7 million, of which $6.2 million is reported in other current liabilities and $12.5 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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
During the second quarter of 2021, as part of ongoing discussions between the DOJ and the Company regarding the DOS Rule Investigation, the DOJ presented an estimate of civil damages in the amount of $48.2 million relating to alleged non-compliance with the Medicare Date of Service billing regulations from 2007 to 2020. The civil damages estimate does not include potential treble damages, civil or criminal penalties or other remedies that the DOJ could seek against the Company. Based on the Company’s review and analysis of the DOJ presentation, ongoing discussions held with the DOJ, the civil damages estimate, and range of potential exposure, the Company recorded an accrual of approximately $10 million as of March 31, 2022.
As noted above, litigation outcomes are difficult to predict, and the estimation of probable losses requires an analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Accordingly, the recorded accrual of approximately $10 million as of March 31, 2022 is based on several factors, considerations, and judgments, and the ultimate resolution of this matter could result in a loss in excess of the recorded accrual.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

(15) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS
During February 2015, the Company entered into an agreement with the Wisconsin Economic Development Corporation (“WEDC,” “Original WEDC Agreement”) to earn $9.0 million in refundable tax credits on the condition that the Company expends $26.3 million in capital investments and establishes and maintains 758 full-time positions over a seven-year period.
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
As of March 31, 2022, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $9.0 million from the WEDC under the Original WEDC Agreement.
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
As of March 31, 2022, the Company has earned $9.0 million of the refundable tax credits under the Amended WEDC Agreement. The unpaid portion is $9.0 million as of March 31, 2022, of which $1.7 million is reported in prepaid expenses and other current assets and $7.3 million is reported in other long-term assets, reflecting when collection of the refundable tax credits is expected to occur.
During the three months ended March 31, 2022, the Company recorded $1.0 million as a reduction to operational expenses for the credits earned for job creation.

(16) BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Refer to the Company’s 2021 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three months ended March 31, 2021, there were no material changes to the purchase price and purchase price allocation. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the intangible assets.
Ashion Analytics, LLC
On April 14, 2021, the Company completed the acquisition (“Ashion Acquisition”) of all of the outstanding equity interests of Ashion Analytics, LLC from PMed Management, LLC (“PMed”), which is a subsidiary of TGen. The Ashion Acquisition provided the Company a CLIA certified and CAP accredited sequencing lab based in Phoenix, Arizona. Ashion developed the GEMExTra® test, a comprehensive genomic cancer test, and provides access to whole exome, matched germline, and transcriptome sequencing capabilities.
Refer to the Company’s 2021 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three months ended March 31, 2021, there were no changes to the purchase price allocation and the measurement period has closed.
Thrive Earlier Detection Corporation
On January 5, 2021, the Company completed the acquisition (“Thrive Merger”) of all of the outstanding capital stock of Thrive Earlier Detection Corporation. Thrive, headquartered in Cambridge, Massachusetts, is a healthcare company dedicated to incorporating earlier cancer detection into routine medical care. The Company expects that combining Thrive's early-stage multi-cancer early detection test with the Company’s scientific platform, clinical organization and commercial infrastructure will bring an accurate blood-based, multi-cancer detection test to patients faster.
Refer to the Company’s 2021 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, final purchase price allocation, and goodwill and intangible assets identified in the transaction.
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
The transaction was treated as an asset acquisition under GAAP because substantially all of the fair value of the gross assets acquired were deemed to be associated with the acquired technology. Refer to the Company’s 2021 10-K for detailed disclosures on the asset acquisition, including the fair value of the consideration transferred and purchase price allocation.
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
The Company accounted for this transaction as an asset acquisition. Refer to the Company’s 2021 10-K for detailed disclosures on the asset acquisition, including the fair value of the consideration transferred and information related to contingent milestones.

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

	Three Months Ended March 31,
(In thousands)	2022	2021
United States	$457,128	$376,021
Outside of United States	29,443	26,056
Total revenues	$486,571	$402,077
Long-lived assets located in countries outside of the United States are not significant.

(18) INCOME TAXES
The Company recorded an income tax benefit of $2.0 million and $242.8 million for the three months ended March 31, 2022 and 2021, respectively. The Company’s income tax benefit recorded during the three months ended March 31, 2022 is primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense. A deferred tax liability of approximately $26.4 million was recorded as of March 31, 2022, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $23.1 million and $21.8 million of unrecognized tax benefits at March 31, 2022 and December 31, 2021, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of March 31, 2022, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2002 through 2022, and to state income tax examinations for the tax years 2002 through 2022. No interest or penalties related to income taxes have been accrued or recognized as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, which has been filed with the SEC (the “2021 Form 10-K”).
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (“COVID-19”) pandemic, including its possible effects on our operations, including our supply chain and clinical studies, and the demand for our cancer and COVID-19 testing products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to raise additional capital in amounts and on terms satisfactory to us, if at all; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of foreign currency exchange rate fluctuations and our efforts to hedge such effects; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations will be greater than expected and the possibility that integration efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings, including in connection with acquisitions; our ability to retain and hire key personnel, including employees at businesses we acquire. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2021 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
Our Screening Tests
Colorectal Cancer Screening
Colorectal cancer is the second leading cause of cancer deaths in the United States and the leading cause of cancer deaths in the United States among non-smokers. Each year in the United States there are approximately 150,000 new cases of colorectal cancer and 53,000 deaths. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.
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
Clinical Genetic Testing
We provide more than 5,000 predefined genetic tests for nearly all clinically relevant genes, additional custom panels, and comprehensive germline, whole exome (“PGxome®”), and whole genome (“PGnome®”) sequencing tests.
Our Precision Oncology Tests
We apply our world-class scientific and commercial expertise and infrastructure to lead the translation of clinical and genomic data into actionable results for treatment planning throughout the cancer patient’s journey.
Our portfolio of Oncotype tests is currently comprised of:
•our flagship line of Oncotype DX® gene expression tests for breast, prostate and colon cancers,
•oncomapTM test, a test delivering rapid, comprehensive tumor profiling to aid therapy selection for patients with advanced, metastatic, refractory or recurrent cancer,
•oncomap ExTra test, one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today that provides a complete biological picture of certain refractory, rare, or aggressive cancers, and
•Oncotype DX AR-V7 Nucleus Detect® test, a liquid-based test for advanced stage prostate cancer.
International Business Background and Products
We commercialize our Oncotype® tests internationally through employees in Canada, Japan and eight European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in more than 90 countries outside of the United States. We do not offer our Cologuard test or COVID-19 testing outside of the United States.

Pipeline Research and Development
Our research and development efforts are focused on developing new products and enhancing existing products to address unmet cancer needs and expand the clinical utility and addressable patient populations for our existing tests. We expect to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids and to leverage recent business development activities to accelerate our leadership in earlier cancer detection and treatment guidance. We are pursuing the following opportunities:
•Colorectal Cancer Screening. We are seeking opportunities to improve upon our Cologuard test’s performance characteristics. In January 2022, we and Mayo Foundation for Medical Education and Research (“Mayo”) presented at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium findings from a study including prospectively collected samples that showed overall sensitivity of 95% for colorectal cancer at specificity of 92%. Subgroup analyses showed 83% sensitivity for high-grade dysplasia, the most dangerous pre-cancerous lesions, and 57% for all advanced pre-cancerous lesions. To establish the performance of an enhanced multi-target stool DNA test, we expect to enroll at least 20,000 patients 40 years of age and older in our multi-center, prospective BLUE-C study. The timing of any such enhancements to our Cologuard test is unknown and would be subject to FDA approval. We are also working to develop a blood-based screening test for colorectal cancer.
•Multi-Cancer Early Detection (“MCED”) Test Development. We are currently seeking to develop a blood-based, MCED test. In January 2021, we completed the acquisition of Thrive Earlier Detection Corporation (“Thrive”), a healthcare company dedicated to developing a blood-based, MCED test. An early version of Thrive’s test has achieved promising results in a 10,000-patient, prospective, interventional study detecting 10 different types of cancer, including seven with no current recommended screening guidelines, with very few false positives. We intend to combine Thrive's expertise with our scientific capabilities, clinical organization, and commercial infrastructure to bring an accurate blood-based, multi-cancer early detection test to patients.
•Minimal Residual Disease (“MRD”) Test Development. In January 2021, we acquired an exclusive license to The Translational Genomics Research Institute (“TGen”) proprietary Targeted Digital Sequencing (“TARDIS”) technology. We are currently seeking to utilize this compelling and technically distinct approach to develop a tumor-informed test to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. In a 2019 study published in Science Translational Medicine, TARDIS demonstrated high accuracy in assessing molecular response and residual disease during neoadjuvant therapy to treat breast cancer. The study reported that TARDIS achieved up to 100-fold improvement over alternative circulating tumor DNA detection methods. We are also working on a tumor-naive approach to MRD and recurrence monitoring in order to support patients where there is no access to the tumor tissue to inform patient-specific biomarker targets. We have published data showing the ability of cancer-associated methylation markers to reliably detect distantly recurrent colorectal cancer from a blood draw with promising accuracy.
•Hereditary Cancer Testing. In December 2021, we acquired PreventionGenetics, LLC (“PreventionGenetics”), a DNA testing laboratory that provides more than 5,000 predefined genetic tests for nearly all clinically relevant genes, additional custom panels, and comprehensive germline whole exome and whole genome sequencing tests. We intend to use PreventionGenetics' capabilities to expand the use of hereditary cancer testing in the U.S. and globally.
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
COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. We have partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. In light of the uncertainty surrounding the COVID-19 pandemic, we intend to periodically reassess offering COVID-19 testing. We expect that demand for our COVID-19 testing services will decline over time as the pandemic abates.
2022 Priorities
Our top priorities for 2022 are to (1) impact more lives, (2) advance new tests, and (3) take care of the people we serve.
Impact More Lives
We are committed to delivering critical answers to patients by getting more people tested with our laboratory testing services.
Advance New Tests
In 2022, we are focused on advancing new tests to provide better answers to patients, beginning with assessing risk for cancer through screening, and then changing the way cancer is detected and treated throughout the entire cancer journey. We plan to prioritize investments in clinical studies to support our three most important product development programs: (1) colon cancer screening tests, (2) multi-cancer early detection, and (3) minimal residual disease and recurrence testing.
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
Business Environment and Current Trends
COVID-19 Impact
The spread of COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The pandemic and related precautionary measures have materially disrupted our business since March 2020 and may continue to disrupt our business for an unknown period of time. COVID-19 has significantly impacted, and may continue to impact, our workforce, supply chain and operating results including our testing volumes, revenues, margins and cash utilization, among other measures. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. As a result of the pandemic, we continue to provide COVID-19 testing. Our Screening and Precision Oncology businesses have been negatively impacted by the pandemic but have in large part recovered. Future outbreaks of COVID-19 and its variants could diminish patients’ and our sales representatives’ access to healthcare provider offices.
Pandemic-related cost inflation and supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations. In addition, personnel-related costs have continued to rise as a result of the aforementioned inflation, which has and may continue to impact our operations.

Cologuard Promotion
In March 2022, we announced our partnership with Katie Couric, award winning journalist and colorectal cancer advocate, to continue to highlight the urgent need for people to get screened. Entitled ‘Mission to Screen,’ the year-long marketing and social-media campaign will educate Americans and the importance of early detection, starting colon cancer screening at age 45 for average risk individuals, and the availability of multiple screening options. 'Mission to Screen' will be placed in broadcast and digital outlets. It includes a national television commercial, a website featuring interviews with real doctors and patients, and a social media initiative encouraging people to share their reasons to screen.
Results of Operations
We have generated significant losses since inception and, as of March 31, 2022, we had an accumulated deficit of approximately $2.82 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.
Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype, and COVID-19 tests.

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change
Screening	$306.5	$240.3	$66.2
Precision Oncology	152.6	129.4	23.2
COVID-19 Testing	27.4	32.3	(4.9)
Total	$486.5	$402.0	$84.5
The increase in Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was mainly due to an increase in the number of completed Cologuard tests. Improved sales team productivity, increased patients rescreening with our Cologuard test and first-time users in the 45 to 49 age group, and higher electronic ordering rates contributed to the increase in completed Cologuard tests for the three months ended March 31, 2022. Relative recovery from the COVID-19 pandemic contributed to sales team productivity for the three months ended March 31, 2022. The increase in Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype products, was mainly due to an increase in the number of completed Oncotype tests, both domestically and internationally, and revenue generated from new products as a result of our acquisition of Ashion Analytics, LLC (“Ashion”) in the second quarter of 2021. Continued adoption by node-positive patients following the RxPONDER publication in the New England Journal of Medicine also contributed to the increase in completed Oncotype tests for the three months ended March 31, 2022.
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

Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales includes costs related to inventory production and usage, shipment of collection kits and tissue samples, royalties and the cost of services to process tests and provide results to healthcare providers. The increase in cost of sales is primarily due to an increase in production costs and personnel expenses, which is a direct result of an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. The increase was partially offset by a reduction in the number of COVID-19 tests completed year over year. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change
Production costs	$73.3	$60.6	$12.7
Personnel expenses	39.1	31.0	8.1
Facility and support services	17.3	14.2	3.1
Stock-based compensation	4.3	4.1	0.2
Other cost of sales expenses	0.7	0.1	0.6
Total cost of sales expense	$134.7	$110.0	$24.7
Research and development expenses. The decrease in research and development expenses was primarily due to the $52.3 million incurred during the three months ended March 31, 2021 for the acquisition of the exclusive license to TARDIS. The acquisition was accounted for as an asset acquisition and is further described in Note 16 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. When excluding the impact of this asset acquisition, research and development expenses increased by $38.9 million. The increase in research and development expenses is primarily due to an increase in clinical trial related expenses, which were driven by the BLUE-C study. In addition, personnel related costs increased due to an increase in headcount to support our ongoing clinical trials, which was partially offset by favorable stock-based compensation expense primarily driven by a decrease in expense associated with equity awards issued in connection with the Thrive acquisition. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change
Direct research and development	$44.1	$19.0	$25.1
Personnel expenses	35.5	21.7	13.8
Stock-based compensation	9.6	14.8	(5.2)
Facility and support services	9.6	6.0	3.6
Professional fees	2.2	1.0	1.2
Other research and development	1.2	0.8	0.4
Licensed technology acquisition	—	52.3	(52.3)
Total research and development expenses	$102.2	$115.6	$(13.4)

Sales and marketing expenses. The increase in sales and marketing expenses was primarily due to an increase in direct marketing spend to support the future growth of our products and increased personnel expenses and stock-based compensation as a result of an increase in headcount, including the approximately 400 former Pfizer, Inc. (“Pfizer”) sales representatives that were onboarded in the third quarter of 2021. This increase was partially offset by a decrease in professional and legal fees primarily due to a decrease in expenses incurred related to our promotion agreement with Pfizer, which was amended in the fourth quarter of 2021 as further discussed in Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We expect that sales and marketing expenses will generally continue to increase in future periods to support the expected future growth of our Cologuard, Oncotype, and pipeline products. We expect sales and marketing expenses to decrease as a percentage of revenue over time.

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change
Personnel expenses	$122.9	$85.0	$37.9
Direct marketing costs	64.3	41.4	22.9
Professional and legal fees	18.2	27.6	(9.4)
Stock-based compensation	15.0	13.2	1.8
Facility and support services	10.5	17.7	(7.2)
Other sales and marketing expenses	1.3	1.2	0.1
Total sales and marketing expenses	$232.2	$186.1	$46.1
General and administrative expenses. The decrease in general and administrative expenses was primarily due to lower acquisition and integration related costs in the three months ended March 31, 2022, as compared to the prior year period. We incurred $115.0 million in acquisition and integration related costs incurred during the three months ended March 31, 2021 as part of our acquisition of Thrive in January 2021, which primarily consisted of integration related stock-based compensation and professional and legal fees incurred. Acquisition and integration related costs were not significant for the three months ended March 31, 2022. When excluding the impact of acquisition and integration related costs, personnel expenses increased due to an increase in headcount to prepare for future growth in our operations and from our recent acquisitions. In addition, facility and support services increased to support the build out of our facilities and our increased headcount. The decrease in other general and administrative expenses is primarily due to a gain of $26.7 million recorded during the three months ended March 31, 2022 as a result of the change in fair value of our outstanding contingent consideration as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We expect significant leverage in general and administrative expenses going forward, but expenses will generally continue to increase in future periods due to an increase in headcount that will be necessary to support the growth in our existing and pipeline products.

	Three Months Ended March 31,
Amounts in millions	2022	2021	Change
Personnel expenses	$100.5	$72.5	$28.0
Facility and support services	31.7	15.2	16.5
Professional and legal fees	26.9	35.3	(8.4)
Stock-based compensation	23.5	131.4	(107.9)
Other general and administrative	(12.8)	13.3	(26.1)
Total general and administrative expenses	$169.8	$267.7	$(97.9)
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $24.7 million for the three months ended March 31, 2022 compared to $23.2 million for the three months ended March 31, 2021. The increase in amortization of acquired intangible assets was due to the amortization of intangible assets acquired as part of our acquisitions of Ashion in April 2021 and PreventionGenetics in December 2021.

Investment income (expense), net. For the three months ended March 31, 2022, we had net investment expense of $1.5 million, compared to net investment income of $31.2 million for the three months ended March 31, 2021. The net investment expense for the three months ended March 31, 2022 was primarily due to losses recorded on our equity securities. Net investment income for the three months ended March 31, 2021 was primarily due to the realized gain of $30.5 million that was recorded on our preferred stock investment in Thrive at closing in January 2021, which represented the adjustment to our historical investment to its fair value prior to our acquisition of Thrive. Our acquisition of Thrive is further described in Note 19 of our most recently filed Form 10-K for the year ended December 31, 2021.
Interest expense. Interest expense decreased to $4.5 million for the three months ended March 31, 2022 compared to $4.6 million for the three months ended March 31, 2021. Interest expense recorded from our outstanding convertible notes totaled $4.0 million during each of the three months ended March 31, 2022 and 2021. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, we recognized an immaterial amount of interest expense relating to stated interest expense on our finance leases for the three months ended March 31, 2022 and 2021.
Income tax benefit. Income tax benefit decreased to $2.0 million for the three months ended March 31, 2022 compared to $242.8 million for the three months ended March 31, 2021. This decrease in income tax benefit is primarily due to an income tax benefit of $239.2 million recorded during the three months ended March 31, 2021, as a result of the change in the deferred tax asset valuation allowance resulting from the acquisition of Thrive.
Liquidity and Capital Resources
Overview
We have incurred losses and negative cash flows from operations since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash and cash equivalents and marketable securities on hand at March 31, 2022, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans. Our revolving loan provides us with a revolving line of credit of up to $150.0 million. Our revolving loan agreement is collateralized by our marketable securities held by PNC Bank, National Association, which must continue to maintain a minimum market value of $150.0 million. We may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. If we are unable to obtain sufficient additional funds to enable us to fund our planned operations, our results of operations and financial condition could be materially adversely affected, and we may be required to delay the implementation of our plans or otherwise scale back our operations. There can be no certainty that we will ever be successful in generating sufficient cash flow from operations to achieve and maintain profitability and meet all of our obligations as they come due.
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2022, we had approximately $189.8 million in unrestricted cash and cash equivalents and approximately $627.2 million in marketable securities.
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

Cash Flows

	Three Months Ended March 31,
Amounts In millions	2022	2021
Net cash used in operating activities	$(173.8)	$(77.2)
Net cash provided by (used in) investing activities	45.6	(317.5)
Net cash provided by financing activities	2.7	7.2
Operating activities
The increase in cash used in operating activities for the three months ended March 31, 2022 was primarily due to an increase in cash payments made related to expenses necessary to process our tests and an increase in operating expenses to prepare for future growth of our operations. This was partially offset by an increase in revenue, which was driven by an increase in completed Cologuard and Oncotype tests.
Investing activities
Cash provided by investing activities for the three months ended March 31, 2022, was primarily due to a net cash inflow from purchases, sales, and maturities of marketable securities of $80.4 million, which was partially offset by purchases of property and equipment of $33.6 million. Cash used in investing activities for the three months ended March 31, 2021, consisted primarily of our acquisition of Thrive of $343.2 million, our TARDIS license asset acquisition of $25.0 million, purchases of property and equipment of $12.9 million, and investments in privately held companies of $10.0 million.
Financing activities
The cash provided by financing activities during the three months ended March 31, 2022 consisted of proceeds of $4.3 million from the exercise of stock options, which was partially offset by cash outflows of $1.5 million for other financing activities. The cash provided by financing activities for the three months ended March 31, 2021 consisted of proceeds of $8.8 million from the exercise of stock options, which was partially offset by $1.5 million for other financing activities.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2021 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2021 Form 10-K. There were no material changes outside the ordinary course of our business in our specified material cash requirements during the three months ended March 31, 2022.
As of March 31, 2022, we had no off-balance sheet arrangements.
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
While our significant accounting policies are more fully described in Note 1 of our financial statements included in our 2021 Form 10-K, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations on our 2021 Form 10-K, we believe that the following judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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
Management has determined that a valuation allowance is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Based on this determination, we continue to maintain a full valuation allowance against its deferred tax assets. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.
Business Combinations and Asset Acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Goodwill is the residual after allocating the purchase price to net assets acquired, unless the transaction is an asset acquisition in which the excess is allocated to acquired assets on a relative fair value basis. Determining the fair value of identifiable assets and liabilities, particularly intangible assets and contingent consideration, requires management to make significant judgements and estimates.
Key assumptions used to value our finite lived intangible assets acquired through business combinations include projected revenue growth, projected gross margin and operating expenses, discount rates, terminal growth rate, and other factors. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment charges in the future. Determining the useful life of the developed technology also requires judgment and actual useful life may differ.

In-process research and development (“IPR&D”) assets may be identified as a result of business combinations. There are major risks and uncertainties associated with IPR&D due to the regulatory approvals needed, which rely on the success of clinical trials that demonstrate product effectiveness. Key assumptions used to calculate the fair value of the IPR&D asset included inputs such as projected revenues, gross margin, required rate of return, tax rate, probability of commercial success, and obsolescence factor. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and material IPR&D impairment charges may occur in future periods.
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
Impairment of Indefinite-Lived Assets. We test indefinite-lived assets for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on the qualitative assessment, if it is determined that the fair value of indefinite-lived intangible assets is more likely than not to be less than its carrying amount, the fair value will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Determining whether impairment indicators exist and estimating the fair value of our indefinite-lived intangible assets if necessary for impairment testing requires significant judgment. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors. We also perform our annual IPR&D assessment using a qualitative assessment. Qualitative factors considered in this assessment include industry and market conditions, financial and strategic factors, the status of product development, and the consideration of legal, competitive, regulatory, and technical risks. There were no events or changes in circumstances that indicated that the carrying amount of our indefinite-lived assets may not be recoverable in the first quarter of 2022.
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
Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of March 31, 2022 and December 31, 2021 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2022, we had open foreign currency forward contracts with notional amounts of $48.9 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2021 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2021 Form 10-K.
The ongoing military action by Russia in Ukraine could have negative impact on the global economy which could materially adversely affect our business, operations, operating results and financial condition.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Sixth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/28/2022	001-35092

10.1	2010 Employee Stock Purchase Plan (As Amended and Restated on March 11, 2022)*	X

10.2	Non-Employee Director Compensation Policy dated January 25, 2022*	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended March 31, 2022 filed on April 26, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended March 31, 2022, filed with the Securities and Exchange Commission on April 26, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: April 26, 2022	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2022	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)