Form 10-Q
period 2022-06-30
EXACT SCIENCES CORP
filed 2022-08-02
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2022, the registrant had 176,959,543 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$213,421	$315,471
Marketable securities	514,623	715,005
Accounts receivable, net	186,542	216,645
Inventory	115,172	104,994
Prepaid expenses and other current assets	71,875	74,122
Total current assets	1,101,633	1,426,237
Long-term Assets:
Property, plant and equipment, net	663,653	580,248
Operating lease right-of-use assets	182,494	174,225
Goodwill	2,345,922	2,335,172
Intangible assets, net	2,046,773	2,094,411
Other long-term assets, net	96,680	74,591
Total assets	$6,437,155	$6,684,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,167	$67,829
Accrued liabilities	308,219	398,556
Operating lease liabilities, current portion	25,813	19,710
Other current liabilities	25,132	30,973
Total current liabilities	443,331	517,068
Long-term Liabilities:
Convertible notes, net	2,183,145	2,180,232
Long-term debt	50,000	—
Other long-term liabilities	364,107	417,782
Operating lease liabilities, less current portion	187,226	182,166
Total liabilities	3,227,809	3,297,248
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—176,801,434 and 173,674,067 shares at June 30, 2022 and December 31, 2021	1,769	1,738
Additional paid-in capital	6,204,742	6,028,861
Accumulated other comprehensive loss	(8,645)	(1,443)
Accumulated deficit	(2,988,520)	(2,641,520)
Total stockholders’ equity	3,209,346	3,387,636
Total liabilities and stockholders’ equity	$6,437,155	$6,684,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$521,640	$434,819	$1,008,211	$836,896

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	144,600	113,968	279,305	223,961
Research and development	106,083	106,235	208,331	221,802
Sales and marketing	215,922	194,827	448,103	380,968
General and administrative	181,672	167,629	351,442	435,356
Amortization of acquired intangible assets	26,356	23,824	51,010	47,014
Intangible asset impairment charge	6,591	—	6,591	—
Total operating expenses	681,224	606,483	1,344,782	1,309,101
Loss from operations	(159,584)	(171,664)	(336,571)	(472,205)

Other income (expense)
Investment income (expense), net	(3,719)	3,429	(5,206)	34,617
Interest expense	(4,511)	(4,652)	(8,989)	(9,268)
Total other income (expense)	(8,230)	(1,223)	(14,195)	25,349

Net loss before tax	(167,814)	(172,887)	(350,766)	(446,856)

Income tax benefit (expense)	1,751	(4,025)	3,766	238,780

Net loss	$(166,063)	$(176,912)	$(347,000)	$(208,076)

Net loss per share—basic and diluted	$(0.94)	$(1.03)	$(1.98)	$(1.22)

Weighted average common shares outstanding—basic and diluted	176,364	171,494	175,396	170,469
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(166,063)	$(176,912)	$(347,000)	$(208,076)
Other comprehensive loss, before tax:
Unrealized loss on available-for-sale investments	(1,488)	(297)	(6,455)	(629)
Foreign currency translation loss	(510)	—	(747)	—
Comprehensive loss, before tax	(168,061)	(177,209)	(354,202)	(208,705)
Income tax benefit related to items of other comprehensive loss	—	—	—	170
Comprehensive loss, net of tax	$(168,061)	$(177,209)	$(354,202)	$(208,535)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2022	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	485,537	5	4,277	—	—	4,282
Compensation expense related to issuance of stock options and restricted stock awards	1,391,797	14	52,427	—	—	52,441
Other	7	—	(7)	—	—	(7)
Net loss	—	—	—	—	(180,937)	(180,937)
Other comprehensive loss	—	—	—	(5,204)	—	(5,204)
Balance, March 31, 2022	175,551,408	$1,757	$6,085,558	$(6,647)	$(2,822,457)	$3,258,211
Exercise of common stock options	84,485	1	742	—	—	743
Issuance of common stock to fund the Company’s 2021 401(k) match	391,129	4	29,198	—	—	29,202
Compensation expense related to issuance of stock options and restricted stock awards	183,095	2	58,930	—	—	58,932
Issuance of common stock for business combinations	265,186	2	14,788	—	—	14,790
Purchase of employee stock purchase plan shares	326,131	3	15,526	—	—	15,529
Net loss	—	—	—	—	(166,063)	(166,063)
Other comprehensive loss	—	—	—	(1,998)	—	(1,998)
Balance, June 30, 2022	176,801,434	$1,769	$6,204,742	$(8,645)	$(2,988,520)	$3,209,346

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2021	159,423,410	$1,595	$4,279,327	$526	$(2,045,896)	$2,235,552
Settlement of convertible notes, net of tax	344	—	26	—	—	26
Exercise of common stock options	967,107	10	8,749	—	—	8,759
Issuance of common stock to fund the Company’s 2020 401(k) match	162,606	2	22,932	—	—	22,934
Compensation expense related to issuance of stock options and restricted stock awards	1,355,435	13	158,239	—	—	158,252
Issuance of common stock for business combinations, net of issuance costs	9,384,410	94	1,254,704	—	—	1,254,798
Net loss	—	—	—	—	(31,164)	(31,164)
Other comprehensive loss	—	—	—	(162)	—	(162)
Balance, March 31, 2021	171,293,312	$1,714	$5,723,977	$364	$(2,077,060)	$3,648,995
Settlement of convertible notes, net of tax	197	—	14	—	—	14
Exercise of common stock options	140,478	1	2,857	—	—	2,858
Compensation expense related to issuance of stock options and restricted stock awards	121,575	2	56,283	—	—	56,285
Issuance of common stock for business combinations	126,026	1	16,119	—	—	16,120
Purchase of employee stock purchase plan shares	173,717	2	12,036	—	—	12,038
Net loss	—	—	—	—	(176,912)	(176,912)
Other comprehensive loss	—	—	—	(297)	—	(297)
Balance, June 30, 2021	171,855,305	$1,720	$5,811,286	$67	$(2,253,972)	$3,559,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(347,000)	$(208,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,498	42,007
Loss on disposal of property, plant and equipment	166	639
Unrealized (gain) loss on equity investments	4,247	(2,486)
Deferred tax benefit	(4,940)	(244,509)
Stock-based compensation	111,373	133,577
Post-combination expense for acceleration of unvested equity	—	80,960
Realized gain on preferred stock investment	—	(30,500)
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	3,420	3,282
Amortization of premium on short-term investments	1,493	1,616
Amortization of acquired intangible assets	51,010	47,014
Intangible asset impairment charge	6,591	—
Asset acquisition IPR&D expense	—	85,337
Remeasurement of contingent consideration	(51,759)	9,201
Non-cash lease expense	17,281	11,837
Changes in assets and liabilities:
Accounts receivable, net	30,632	8,995
Inventory, net	(10,178)	4,267
Operating lease liabilities	(10,668)	(7,095)
Accounts payable and accrued liabilities	(79,339)	27,138
Other assets and liabilities	(5,497)	(94)
Net cash used in operating activities	(234,670)	(36,890)
Cash flows from investing activities:
Purchases of marketable securities	(79,110)	(915,289)
Maturities and sales of marketable securities	269,310	325,380
Purchases of property, plant and equipment	(96,949)	(37,504)
Business combination, net of cash acquired and issuance costs	685	(415,549)
Asset acquisition	—	(58,073)
Investments in privately held companies	(26,667)	(10,000)
Other investing activities	(49)	(244)
Net cash provided by (used in) investing activities	67,220	(1,111,279)
Cash flows from financing activities:
Proceeds from accounts receivable securitization facility	50,000	—
Proceeds from exercise of common stock options	5,025	11,617
Proceeds in connection with the Company’s employee stock purchase plan	15,529	12,038
Other financing activities	(4,407)	(3,068)
Net cash provided by financing activities	66,147	20,587
Effects of exchange rate changes on cash and cash equivalents	(747)	—
Net decrease in cash, cash equivalents and restricted cash	(102,050)	(1,127,582)
Cash, cash equivalents and restricted cash, beginning of period	315,768	1,491,594
Cash, cash equivalents and restricted cash, end of period	$213,718	$364,012

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$34,604	$15,139
Business combination contingent consideration liability	$4,600	$350,348
Supplemental disclosure of cash flow information:
Interest paid	$5,133	$5,414
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$213,421	$363,715
Restricted cash — included in prepaid expenses and other current assets as of June 30, 2022, and other long-term assets, net as of June 30, 2021	297	297
Total cash, cash equivalents and restricted cash	$213,718	$364,012
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
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, marketable and non-marketable investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
During the six months ended June 30, 2022, there were no changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as described in the Collateralized Debt Instruments and Recently Adopted Accounting Pronouncements sections below.
Collateralized Debt Instruments
Debt instruments that are collateralized by security interests in financial assets held by the Company are accounted for as a secured borrowing and therefore: (i) the asset balances pledged as collateral are included within the applicable balance sheet line item and the borrowings are included within long-term debt in the condensed consolidated balance sheet; (ii) interest expense is included within the condensed consolidated statements of operations; and (iii) in the case of collateralized accounts receivable, receipts from customers related to the underlying accounts receivable are reflected as operating cash flows, and (iv) borrowings and repayments under the collateralized loans are reflected as financing cash flows within the condensed consolidated statements of cash flows.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2022	2021
Shares issuable in connection with acquisitions (1)	45	157
Shares issuable upon exercise of stock options	1,683	2,486
Shares issuable upon the release of restricted stock awards	5,772	4,334
Shares issuable upon the release of performance share units	992	867
Shares issuable upon conversion of convertible notes	20,309	20,309
	28,801	28,153
______________
(1)During the third quarter of 2021, shares were issued related to holdback amounts on the previously closed acquisition of Viomics, Inc. (“Viomics”) causing the decrease in shares issuable as of June 30, 2022 as compared to June 30, 2021. The remaining issuable shares relate to the previously closed acquisition of Paradigm Diagnostics, Inc. (“Paradigm”) in March 2020.

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Screening
Medicare Parts B & C	$135,252	$111,387	$249,007	$212,946
Commercial	181,186	140,149	342,866	268,023
Other	37,456	12,401	68,543	23,296
Total Screening	353,894	263,937	660,416	504,265
Precision Oncology
Medicare Parts B & C	$52,621	$48,310	$105,186	$93,147
Commercial	45,940	47,144	92,002	93,956
International	28,341	26,848	57,784	52,904
Other	27,093	15,507	51,643	27,209
Total Precision Oncology	153,995	137,809	306,615	267,216
COVID-19 Testing	$13,751	$33,073	$41,180	$65,415
Total	$521,640	$434,819	$1,008,211	$836,896
Screening revenue primarily includes laboratory service revenue from the Cologuard test while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype® products.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. The Company recognized revenue from a change in transaction price of $7.1 million and $11.3 million for the three and six months ended June 30, 2022, respectively. The Company recorded a downward adjustment to revenue from a change in transaction price of $14.7 million and $13.0 million for the three and six months ended June 30, 2021, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had deferred revenue of $1.2 million and $1.0 million as of June 30, 2022 and December 31, 2021, respectively. Deferred revenue is reported in other current liabilities in the Company’s condensed consolidated balance sheets.
Revenue recognized for the three months ended June 30, 2022 and 2021, which was included in the deferred revenue balance at the beginning of each period, was $0.1 million and $10.4 million, respectively. Of the $10.4 million of revenue recognized for the three months ended June 30, 2021, $10.3 million related to COVID-19 testing. Revenue recognized for the six months ended June 30, 2022 and 2021, which was included in the deferred revenue balance at the beginning of each period, was $0.4 million and $24.4 million, respectively. Of the $24.4 million of revenue recognized for the six months ended June 30, 2021, $24.1 million related to COVID-19 testing.

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, restricted cash, and marketable securities at June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Cash, cash equivalents, and restricted cash
Cash and money market	$157,219	$247,335
Cash equivalents	56,202	68,136
Restricted cash	297	297
Total cash, cash equivalents, and restricted cash	213,718	315,768
Marketable securities
Available-for-sale debt securities	$513,520	$711,669
Equity securities	1,103	3,336
Total marketable securities	514,623	715,005
Total cash and cash equivalents, restricted cash and marketable securities	$728,341	$1,030,773
Available-for-sale debt securities at June 30, 2022 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$53,265	$—	$—	$53,265
U.S. government agency securities	2,937	—	—	2,937
Total cash equivalents	56,202	—	—	56,202
Marketable securities
Corporate bonds	$157,170	$1	$(2,290)	$154,881
U.S. government agency securities	250,731	1	(4,555)	246,177
Certificates of deposit	24,211	—	(12)	24,199
Commercial paper	10,208	—	(1)	10,207
Asset backed securities	79,121	—	(1,065)	78,056
Total marketable securities	521,441	2	(7,923)	513,520
Total available-for-sale securities	$577,643	$2	$(7,923)	$569,722
______________
(1)Gains and losses in accumulated other comprehensive income (loss) (“AOCI”) are reported before tax impact.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities at December 31, 2021 consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$3,543	$—	$—	$3,543
Commercial paper	64,593	—	—	64,593
Total cash equivalents	68,136	—	—	68,136
Marketable securities
U.S. government agency securities	$250,793	$—	$(873)	$249,920
Asset backed securities	94,565	2	(107)	94,460
Commercial paper	6,996	—	—	6,996
Certificates of deposit	47,147	2	(10)	47,139
Corporate bonds	313,634	13	(493)	313,154
Total marketable securities	713,135	17	(1,483)	711,669
Total available-for-sale securities	$781,271	$17	$(1,483)	$779,805
______________
(1)Gains and losses in AOCI are reported before tax impact.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at June 30, 2022:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Commercial paper	$53,265	$53,265	$—	$—
U.S. government agency securities	2,937	2,937	—	—
Total cash equivalents	56,202	56,202	—	—
Marketable securities
U.S. government agency securities	$224,768	$220,874	$25,963	$25,303
Corporate bonds	123,496	121,974	33,674	32,907
Certificates of deposit	24,211	24,199	—	—
Asset backed securities	—	—	79,121	78,056
Commercial paper	10,208	10,207	—	—
Total marketable securities	382,683	377,254	138,758	136,266
Total	$438,885	$433,456	$138,758	$136,266

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of June 30, 2022, aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$149,879	$(2,290)	$—	$—	$149,879	$(2,290)
Certificates of deposit	24,199	(12)	—	—	24,199	(12)
Asset backed securities	78,056	(1,065)	—	—	78,056	(1,065)
U.S. government agency securities	244,179	(4,555)	—	—	244,179	(4,555)
Commercial paper	2,999	(1)	—	—	2,999	(1)
Total available-for-sale securities	$499,312	$(7,923)	$—	$—	$499,312	$(7,923)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2022 and December 31, 2021, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not significant for the three and six months ended June 30, 2022 and 2021.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials	$57,087	$51,321
Semi-finished and finished goods	58,085	53,673
Total inventory	$115,172	$104,994

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	June 30, 2022	December 31, 2021
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	166,559	147,083
Land improvements	15 years	5,207	5,206
Buildings	30 - 40 years	215,280	210,560
Computer equipment and computer software	3 years	123,464	109,119
Laboratory equipment	3 - 10 years	213,261	189,748
Furniture and fixtures	3 - 10 years	29,833	28,293
Assets under construction	n/a	165,365	100,339
Property, plant and equipment, at cost		923,685	795,064
Accumulated depreciation		(260,032)	(214,816)
Property, plant and equipment, net		$663,653	$580,248
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended June 30, 2022 and 2021 was $25.5 million and $21.5 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $48.5 million and $42.0 million, respectively.
At June 30, 2022, the Company had $165.4 million of assets under construction, which consisted of $94.1 million related to buildings, $41.5 million in laboratory equipment, $15.8 million in leasehold and building improvements, $13.0 million in capitalized costs related to software projects, and $1.0 million in land improvements. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of June 30, 2022:

(In thousands)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance at June 30, 2022
Finite-lived intangible assets
Trade name	13.0	$104,000	$(17,028)	$86,972
Customer relationships	8.5	4,000	(222)	3,778
Patents	3.2	10,942	(7,458)	3,484
Acquired developed technology (1)	8.1	920,334	(219,788)	700,546
Supply agreements	4.9	2,295	(302)	1,993
Total finite-lived intangible assets		1,041,571	(244,798)	796,773
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,291,571	$(244,798)	$2,046,773
______________
(1)The gross carrying amount includes an immaterial foreign currency translation adjustment related to the intangible assets acquired as a result of the acquisition of OmicEra Diagnostics GmbH (“OmicEra”), whose functional currency is also its local currency. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2022 (remaining six months)	$49,288
2023	98,574
2024	98,240
2025	97,192
2026	96,132
Thereafter	357,347
$796,773
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life.
During the second quarter of 2022, the Company recorded a non-cash, pre-tax impairment loss of $6.6 million related to the acquired developed technology intangible asset acquired as a result of the acquisition of Paradigm Diagnostics, Inc. due to lower than anticipated performance of the underlying product. The impairment is recorded in intangible asset impairment charge in the condensed consolidated statement of operations for the three and six months ended June 30, 2022.
Goodwill
The change in the carrying amount of goodwill for the periods ended June 30, 2022 and December 31, 2021 is as follows:

(In thousands)
Balance, January 1, 2021	$1,237,672
Thrive acquisition	948,105
Ashion acquisition	56,758
PreventionGenetics acquisition	92,637
Balance, December 31, 2021	2,335,172
OmicEra acquisition	10,748
PreventionGenetics acquisition adjustment	42
Effects of changes in foreign currency exchange rates (1)	(40)
Balance June 30, 2022	$2,345,922
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
There were no impairment losses for the three and six months ended June 30, 2022 and 2021.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Level 3    Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.
The following table presents the Company’s fair value measurements as of June 30, 2022 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$157,219	$157,219	$—	$—
Commercial paper	53,265	—	53,265	—
U.S. government agency securities	2,937	—	2,937	—
Restricted cash	297	297	—	—
Marketable securities
Corporate bonds	$154,881	$—	$154,881	$—
Certificates of deposit	24,199	—	24,199	—
Commercial paper	10,207	—	10,207	—
U.S. government agency securities	246,177	—	246,177	—
Asset backed securities	78,056	—	78,056	—
Equity securities	1,103	1,103	—	—
Non-marketable securities	$2,690	$—	$—	$2,690
Liabilities
Contingent consideration	$(311,785)	$—	$—	$(311,785)
Total	$419,246	$158,619	$569,722	$(309,095)

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
There have been no changes in valuation techniques or transfers between fair value measurement levels during the three and six months ended June 30, 2022. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Contingent Consideration
The fair value of contingent consideration as of June 30, 2022 and December 31, 2021 was $311.8 million and $359.0 million, respectively, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2022	$359,021
Purchase price contingent consideration (1)	4,600
Changes in fair value	(51,759)
Payments	(77)
Ending balance, June 30, 2022	$311,785
______________
(1)The increase in contingent consideration liability is due to the contingent consideration associated with the acquisition of OmicEra. Refer to Note 16 for further information.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of the contingent consideration liability recorded related to regulatory and product development milestones associated with the acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra acquisitions was $310.6 million and $357.8 million as of June 30, 2022 and December 31, 2021, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liability related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 91% as of June 30, 2022 and December 31, 2021, and a weighted average present-value factor of 6.5% and 2.3% as of June 30, 2022 and December 31, 2021, respectively. The projected fiscal year of payment range is from 2024 to 2027. Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
The fair value of the contingent consideration earnout liability related to certain revenue milestones associated with the Biomatrica acquisition was $1.2 million as of June 30, 2022 and December 31, 2021. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Investments
As of June 30, 2022 and December 31, 2021, the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $48.7 million and $25.3 million, respectively, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets. There have been no material downward or upward adjustments made on these investments since initial recognition.
The Company has committed capital to venture capital investment funds (the “Funds”) of $17.5 million, of which $14.4 million remained callable through 2033 as of June 30, 2022. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, were $3.1 million and $1.5 million as of June 30, 2022 and December 31, 2021, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2022 and December 31, 2021, the Company had open foreign currency forward contracts with notional amounts of $28.9 million and $46.7 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at June 30, 2022 and December 31, 2021, and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of June 30, 2022. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not material for the three and six months ended June 30, 2022 and 2021.

(8) LONG-TERM DEBT
Accounts Receivable Securitization Facility
On June 29, 2022, the Company, through a wholly-owned special purpose entity, Exact Receivables LLC (“Exact Receivables”) entered into an accounts receivable securitization program (the “Securitization Facility”) with PNC Bank, National Association (“PNC”), with a scheduled maturity date of June 29, 2024. The Securitization Facility provides Exact Receivables with a revolving line-of-credit of up to $150.0 million of borrowing capacity, subject to certain borrowing base requirements, by collateralizing a security interest in the domestic customer accounts receivable of certain wholly-owned subsidiaries of the Company. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible customer accounts receivable generated by the Company during the normal course of operations. The Securitization Facility requires the Company to maintain minimum borrowings under the facility of $50.0 million. The debt issuance costs incurred related to the Securitization Facility were not material and are being amortized over the life of the Securitization Facility through interest expense within the condensed consolidated statements of operations.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In connection with the Securitization Facility, the Company also entered into two Receivables Purchase Agreements (“Receivable Purchase Agreements”) on June 29, 2022. The Receivable Purchase Agreements are among the Company and certain wholly-owned subsidiaries of the Company, and between the Company and Exact Receivables. Under the agreements, the wholly-owned subsidiaries sell all of their right, title and interest of their accounts receivable to Exact Receivables. The receivables are used to collateralize borrowings made under the Securitization Facility. The Company retains the responsibility of servicing the accounts receivable balances pledged as collateral under the Securitization Facility and provides a performance guaranty.
As of June 30, 2022, the eligible borrowing base under the Securitization Facility was $119.2 million of which the Company elected to collateralize $50.0 million. As of June 30, 2022, the Company had an outstanding balance of $50.0 million, which is recorded to long-term debt on the Company’s condensed consolidated balance sheets. The outstanding balance accrues interest at a rate equal to a daily secured overnight financing rate (“SOFR”) rate plus a SOFR adjustment and an applicable margin. The interest rate was 3.24% at June 30, 2022.
Revolving Loan Agreement
During November 2021, the Company entered into a revolving loan agreement (the “Revolving Loan Agreement”) with PNC. The Revolving Loan Agreement provides the Company with a revolving line of credit of up to $150.0 million (the “Revolver”). The Revolver is collateralized by the Company’s marketable securities held by PNC, which must continue to maintain a minimum market value of $150.0 million. The Revolver is available for general working capital purposes and all other lawful corporate purposes. In addition, the Company may request, in lieu of cash advances, letters of credit with an aggregate stated amount outstanding not to exceed $20.0 million. The availability of advances under the line of credit will be reduced by the stated amount of each letter of credit issued and outstanding.
Borrowings under the Revolving Loan Agreement accrue interest at an annual rate equal to the sum of the daily Bloomberg Short-Term Bank Yield Index Rate plus the applicable margin of 0.60%. Loans under the Revolving Loan Agreement may be prepaid at any time without penalty. The Revolver’s maturity date is November 5, 2023.
The Company has agreed in the Revolving Loan Agreement to various financial covenants, and as of June 30, 2022, the Company is in compliance with all covenants.
During the fourth quarter of 2021, PNC issued a letter of credit of $2.9 million, which reduced the amount available for cash advances under the line of credit to $147.1 million as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of June 30, 2022:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(17,313)	$1,132,687	$767,625	2
2027 Convertible notes - 0.375%	747,500	(10,577)	736,923	545,750	2
2025 Convertible notes - 1.000%	315,005	(1,470)	313,535	291,058	2

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
It is the Company’s intent and policy to settle all conversions through combination settlement. The initial conversion rate is 13.26, 8.96, and 8.21 shares of common stock per $1,000 principal amount for the convertible notes due in 2025 (“2025 Notes”), 2027 (“2027 Notes”), and 2028 (“2028 Notes”), respectively, which is equivalent to an initial conversion price of approximately $75.43, $111.66, and $121.84 per share of the Company’s common stock for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively. The 2025 Notes, 2027 Notes, and 2028 Notes are potentially convertible into up to 4.2 million, 6.7 million, and 9.4 million shares, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indentures filed at the time of the original offerings but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indenture), will, under certain circumstances, be entitled to an increase in the conversion rate.
If the Company undergoes a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
Based on the closing price of the Company’s common stock of $39.39 on June 30, 2022, the if-converted values on the Notes do not exceed the principal amount.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
January 2025 Notes	$10,284
June 2025 Notes	7,362
2027 Notes	14,285
2028 Notes	24,453
Interest Expense
Interest expense includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Debt issuance costs amortization	$1,428	$1,428	$2,840	$2,840
Debt discount amortization	37	37	73	73
Coupon interest expense	2,566	2,566	5,133	5,133
Total interest expense on convertible notes	4,031	4,031	8,046	8,046
Other interest expense	480	621	943	1,222
Total interest expense	$4,511	$4,652	$8,989	$9,268
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2025 Convertible Notes	1.18%	1.18%	1.18%	1.18%
2027 Convertible Notes	0.67%	0.67%	0.67%	0.67%
2028 Convertible Notes	0.64%	0.64%	0.64%	0.64%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 2.55, 4.71, and 5.67 years for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.3 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. The Company incurred charges of $2.7 million and $2.2 million for the six months ended June 30, 2022 and 2021, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $2.5 million and $24.1 million for the service fee for the three months ended June 30, 2022 and 2021, respectively. The Company incurred charges of $5.0 million and $46.8 million for the service fee for the six months ended June 30, 2022 and 2021, respectively. The Company incurred charges of $27.1 million and $31.1 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended June 30, 2022 and 2021, respectively. The Company incurred charges of $65.5 million and $57.7 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the six months ended June 30, 2022 and 2021, respectively.

(12) STOCKHOLDERS’ EQUITY
OmicEra Diagnostics Acquisition Stock Issuance
In May 2022, the Company completed its acquisition of OmicEra. In connection with the acquisition, which is further described in Note 16, the Company issued 0.3 million shares of the Company's common stock that had a fair value of $14.8 million.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the six months ended June 30, 2022 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$23	$(1,466)	$(1,443)
Other comprehensive loss before reclassifications	(747)	(6,551)	(7,298)
Amounts reclassified from accumulated other comprehensive loss	—	96	96
Net current period change in accumulated other comprehensive loss	(747)	(6,455)	(7,202)
Balance at June 30, 2022	$(724)	$(7,921)	$(8,645)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and six months ended June 30, 2022.
The amounts recognized in AOCI for the six months ended June 30, 2021 were as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$526	$526
Other comprehensive loss before reclassifications	(399)	(399)
Amounts reclassified from accumulated other comprehensive income	(230)	(230)
Net current period change in accumulated other comprehensive income, before tax	(629)	(629)
Income tax benefit related to items of other comprehensive income	170	170
Balance at June 30, 2021	$67	$67
Amounts reclassified from AOCI for the six months ended June 30, 2022 and 2021 were as follows:

	Affected Line Item in the Statements of Operations	Six Months Ended June 30,
Details about AOCI Components (In thousands)		2022	2021
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (expense), net	$96	$(230)
Total reclassifications		$96	$(230)

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $58.9 million and $56.3 million in stock-based compensation expense during the three months ended June 30, 2022 and 2021, respectively. The Company recorded $111.4 million and $219.7 million in stock-based compensation expense during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, there was approximately $472.7 million of expected total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.9 years.
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
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2022	2,284,276	$34.65	5.5
Granted	—	—
Exercised	(570,138)	8.83
Forfeited	(31,385)	79.11
Outstanding, June 30, 2022	1,682,753	$42.57	5.3	$22,630
Vested and expected to vest, June 30, 2022	1,682,753	$42.57	5.3	$22,630
Exercisable, June 30, 2022	1,448,347	$37.22	5.0	$20,988
______________
(1)The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $32.5 million and $140.2 million, respectively, determined as of the date of exercise.
The Company received approximately $5.0 million and $11.6 million from stock option exercises during the six months ended June 30, 2022 and 2021, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity during the six months ended June 30, 2022 is as follows:

Restricted stock and restricted stock units	Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2022	4,320,910	$108.84
Granted	3,313,712	74.52
Released (2)	(1,256,999)	97.38
Forfeited	(605,450)	93.95
Outstanding, June 30, 2022	5,772,173	$92.31
______________
(1)The weighted average grant date fair value of the restricted stock units granted during the six months ended June 30, 2021 was $140.63.
(2)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $122.4 million and $93.1 million during the six months ended June 30, 2022 and 2021, respectively.
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
A summary of performance share unit activity is as follows:

Performance share units	Shares (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2022	878,114	$107.18
Granted	744,844	92.05
Released (3)	(292,134)	93.22
Forfeited	(338,977)	114.78
Outstanding, June 30, 2022	991,847	$105.81
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of June 30, 2022 was 256,242.
(2)The weighted average grant date fair value of the performance share units granted during the six months ended June 30, 2021 was $140.96.
(3)The fair value of performance share units vested and converted to shares of the Company’s common stock was $27.2 million for the six months ended June 30, 2022. There were no performance share units vested and converted to shares of the Company’s common stock during the six months ended June 30, 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee Stock Purchase Plan (“ESPP”)
The fair value of ESPP shares is based on the assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ESPP Shares
Risk-free interest rates	1.49% - 2.73%	0.04% - 0.16%	1.49% - 2.73%	0.04% - 0.16%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	50.94% - 60.34%	48.38% - 68.51%	50.94% - 60.34%	48.38% - 68.51%
Dividend yield	—%	—%	—%	—%
(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,899	$12,309
Operating cash flows from finance leases	56	480
Finance cash flows from finance leases	2,845	2,443
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$22,158	$54,451
Right-of-use assets obtained in exchange for new finance lease liabilities	6,033	2,308
Weighted-average remaining lease term - operating leases (in years)	7.33	8.43
Weighted-average remaining lease term - finance leases (in years)	3.64	3.28
Weighted-average discount rate - operating leases	6.11%	6.32%
Weighted-average discount rate - finance leases	6.09%	5.54%
_____________
(1)For the six months ended June 30, 2022, this includes right-of-use assets recorded as a result of the lease modification discussed below of $8.1 million. For the six months ended June 30, 2021, this includes right-of-use assets acquired as part of the business combinations described in Note 16 of $39.6 million.
As of June 30, 2022 and December 31, 2021, the Company’s right-of-use assets from operating leases are $182.5 million and $174.2 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2022, the Company has outstanding operating lease obligations of $213.0 million, of which $25.8 million is reported in operating lease liabilities, current portion and $187.2 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding operating lease obligations of $201.9 million, of which $19.7 million is reported in operating lease liabilities, current portion and $182.2 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2022 and December 31, 2021, the Company’s right-of-use assets from finance leases are $9.5 million and $18.2 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of June 30, 2022, the Company has outstanding finance lease obligations of $9.7 million, of which $2.6 million is reported in other current liabilities and $7.1 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding finance lease obligations of $18.7 million, of which $6.2 million is reported in other current liabilities and $12.5 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.
On June 1, 2022, certain of the Company’s vehicle leases were amended. The Company determined that this amendment was a lease modification, effective June 1, 2022. Under the lease modification guidance within ASC 842, the Company reassessed the lease classification and remeasured the corresponding right-of-use assets and lease liabilities. The Company determined that a portion of the modified leases are to be accounted for as operating leases, and therefore derecognized the previous finance lease right-of-use asset of $10.3 million and the related finance lease liability of $10.8 million, and recognized an operating lease right-of-use asset of $8.1 million and the related operating lease liability of $8.6 million.
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
During the second quarter of 2021, as part of ongoing discussions between the DOJ and the Company regarding the DOS Rule Investigation, the DOJ presented an initial estimate of civil damages in the amount of $48.2 million relating to alleged non-compliance with the Medicare Date of Service billing regulations from 2007 to 2020. The initial civil damages estimate did not include potential treble damages, civil or criminal penalties or other remedies that the DOJ could seek against the Company. The DOJ has since presented a total adjusted demand of $53.8 million for civil damages, which includes a multiplier and penalties. Based on the Company’s review and analysis of the DOJ presentation, ongoing discussions held with the DOJ, the civil damages estimate, and range of potential exposure, the Company recorded an accrual of approximately $10 million as of June 30, 2022.
As noted above, litigation outcomes are difficult to predict, and the estimation of probable losses requires an analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Accordingly, the recorded accrual of approximately $10 million as of June 30, 2022 is based on several factors, considerations, and judgments, and the ultimate resolution of this matter could result in a material loss in excess of the recorded accrual.

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
As of June 30, 2022, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $9.0 million from the WEDC under the Original WEDC Agreement.
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
As of June 30, 2022, the Company has earned $9.0 million of the refundable tax credits under the Amended WEDC Agreement. The unpaid portion is $9.0 million as of June 30, 2022, of which $1.7 million is reported in prepaid expenses and other current assets and $7.3 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three and six months ended June 30, 2022, the Company recorded zero and $1.0 million respectively, as a reduction to operational expenses for the credits earned for job creation.

(16) BUSINESS COMBINATIONS AND ASSET ACQUISITIONS
Business Combinations
OmicEra Diagnostics, GmbH
On May 2, 2022, the Company completed the acquisition (the “OmicEra Acquisition”) of all of the outstanding equity interests of OmicEra Diagnostics GmbH. The OmicEra Acquisition provided the Company a state-of-the-art proteomics lab based in Planegg, Germany. OmicEra combines its mass spectrometry-based proteome analysis technology with its in-house proteomics scientific expertise to discover more reliable and valuable protein biomarkers, which will expand the Company’s research and development capabilities. The Company has included the financial results of OmicEra in the consolidated financial statements from the date of the combination.
The combination date fair value of the consideration transferred for OmicEra was approximately $19.4 million, which consisted of the following:

(In thousands)
Common stock issued	$14,792
Contingent consideration	4,600
Working capital adjustment to be settled in cash	16
Total purchase price	$19,408
The fair value of the 265,186 common shares issued as part of the consideration transferred was determined on the basis of the average of the high and low market price of the Company’s shares on the acquisition date, which was $55.78.
The purchase agreement requires the Company to pay a maximum of $6.0 million of additional cash consideration to OmicEra upon the achievement of certain earnout conditions related to the identification of protein biomarkers, as well as the growth of the proteomics research and development team. The fair value of the contingent consideration at the acquisition date was $4.6 million. The fair value of the contingent consideration was estimated using a probability-weighted scenario-based discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions are described in Note 7.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

(In thousands)
Net operating assets	$2,586
Developed technology	10,000
Total identifiable assets acquired	12,586

Net operating liabilities	(3,926)
Net identifiable assets acquired	8,660

Goodwill	10,748
Net assets acquired	$19,408

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recorded $10.0 million of identifiable intangible assets related to the developed technology associated with OmicEra’s proteome analysis platform. Developed technology represents purchased technology that had reached technological feasibility and for which OmicEra had substantially completed development as of the date of combination. The fair value of the developed technology has been determined using the income approach multi-period excess earnings method, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, obsolescence factor, required rate of return, and tax rate. Cash flows were discounted to their present value as of the closing date. Developed technology is amortized on a straight-line basis over its estimated useful life of 16 years.
The calculation of the excess purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the acquired workforce expertise, the potential to enhance the capabilities of current and future products, and expected research and development synergies. The total goodwill related to this combination is not deductible for tax purposes.
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
Acquisition-related costs were not material and have been recorded within general and administrative expenses in the condensed consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the merger.
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
Refer to the Company’s 2021 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and six months ended June 30, 2022, there were no material changes to the purchase price and purchase price allocation. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the intangible assets.
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
Refer to the Company’s 2021 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and six months ended June 30, 2022, there were no changes to the purchase price allocation and the measurement period has closed.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Thrive Earlier Detection Corporation
On January 5, 2021, the Company completed the acquisition of all of the outstanding capital stock of Thrive Earlier Detection Corporation. Thrive, headquartered in Cambridge, Massachusetts, is a healthcare company dedicated to incorporating earlier cancer detection into routine medical care. The Company expects that combining Thrive's early-stage multi-cancer early detection test with the Company’s scientific platform, clinical organization and commercial infrastructure will bring an accurate blood-based, multi-cancer detection test to patients faster.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
United States	$493,299	$407,971	$950,427	$783,992
Outside of United States	28,341	26,848	57,784	52,904
Total revenues	$521,640	$434,819	$1,008,211	$836,896
Long-lived assets located in countries outside of the United States are not significant.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(18) INCOME TAXES
The Company recorded an income tax benefit of $1.8 million and an income tax expense of $4.0 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded an income tax benefit of $3.8 million and $238.8 million for the six months ended June 30, 2022 and 2021, respectively. The Company’s income tax benefit recorded during the three months ended June 30, 2022 is primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense. The Company’s income tax benefit recorded during the six months ended June 30, 2022 is primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense. A deferred tax liability of approximately $27.4 million was recorded as of June 30, 2022, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $24.4 million and $21.8 million of unrecognized tax benefits at June 30, 2022 and December 31, 2021, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of June 30, 2022, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2002 through 2022, and to state income tax examinations for the tax years 2002 through 2022. No interest or penalties related to income taxes have been accrued or recognized as of June 30, 2022.

(19) SUBSEQUENT EVENTS
On August 2, 2022, pursuant to an asset purchase agreement with MDxHealth SA (“MDxHealth”), the Company completed a divestiture of certain assets related to the Company’s Oncotype DX Genomic Prostate Score® for consideration of approximately $30.0 million, compromised of cash and equity. Up to an additional $70.0 million would be earned and receivable in cash and/or equity if certain sales earnout milestones are achieved by MDxHealth between 2023 and 2025. Further, the Company agreed to provide certain transitional services to MDxHealth, including employee leasing and lab services.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: uncertainties associated with the coronavirus (“COVID-19”) pandemic, including its possible effects on our operations, including our supply chain and clinical studies, and the demand for our products and services; our ability to efficiently and flexibly manage our business amid uncertainties related to COVID-19; our ability to meet our payment obligations under our indebtedness; our ability to raise additional capital in amounts and on terms satisfactory to us, if at all; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of changing macroeconomic conditions, including the effects of inflation and interest rate and foreign currency exchange rate fluctuations and any such efforts to hedge such effects; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations or the divestiture of business operations will be greater than expected and the possibility that integration or divestiture efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; our ability to retain and hire key personnel. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2021 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Acquisitions and Divestitures
On May 2, 2022, we completed the acquisition of OmicEra Diagnostics GmbH (“OmicEra”). OmicEra is a life sciences company that provides us with a state-of-the-art proteomics lab in Planegg, Germany. OmicEra combines its mass spectrometry-based proteome analysis technology with its in-house proteomics scientific expertise to discover more reliable and valuable protein biomarkers, which will expand our research and development capabilities. We expect this acquisition to advance future products including our blood-based colorectal cancer and multi-cancer early detection (“MCED”) tests.
On August 2, 2022, we completed a divestiture of assets related to our Oncotype DX Genomic Prostate Score® test to MDxHealth SA ("MDxHealth"). As part of the transaction, certain members of our dedicated urology teams will transition to MDxHealth, a commercial-stage precision diagnostics company focused solely on prostate cancer and other urologic diseases. To ensure a smooth transition for patients, we have agreed to provide certain transitional services to MDxHealth, including employee leasing and lab services. We believe this will allow our team to focus on the highest impact projects core to our vision.

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

Our Precision Oncology Tests
Our portfolio delivers actionable genomic insights to inform prognosis and cancer treatment after a diagnosis. In breast cancer, the Oncotype DX Breast Recurrence Score® test is the only test shown to predict the likelihood of chemotherapy benefit as well as recurrence in invasive breast cancer. The Oncotype DX® test is recognized as the standard of care and is included in all major breast cancer treatment guidelines. The Oncomap™ ExTra test applies comprehensive tumor profiling, utilizing whole exome and whole transcriptome sequencing, to aid in therapy selection for patients with advanced, metastatic, refractory, relapsed, or recurrent cancer. With an extensive panel of approximately 20,000 genes and 169 introns, the Oncomap ExTra test is one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today. We enable patients to take a more active role in their cancer care and makes it easy for providers to order tests, interpret results, and personalize medicine by applying real-world evidence and guideline recommendations.

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
•MCED Test Development. We are currently seeking to develop a blood-based, MCED test. In January 2021, we completed the acquisition of Thrive Earlier Detection Corporation (“Thrive”), a healthcare company dedicated to developing a blood-based, MCED test. An early version of Thrive’s test has achieved promising results in a 10,000-patient, prospective, interventional study detecting 10 different types of cancer, including seven with no current recommended screening guidelines, with very few false positives. We intend to combine Thrive's expertise with our scientific capabilities, clinical organization, and commercial infrastructure to bring an accurate blood-based, multi-cancer early detection test to patients.
•Minimal Residual Disease (“MRD”) Test Development. We plan to offer both a tumor-informed and tumor-naive minimal residual disease test to help detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. Our goal is to support all patients in MRD and recurrence monitoring, whether there is access to tumor tissue to inform patient-specific biomarker targets or no access to tissue such that a predefined biomarker panel is used. We are currently evaluating different technological approaches for both test types. In January 2021, we acquired an exclusive license to The Translational Genomics Research Institute (“TGen”) proprietary Targeted Digital Sequencing (“TARDIS”) technology to support development of our tumor-informed test. We have also published proof of concept data showing the ability of cancer-associated methylation markers to detect distantly recurrent colorectal cancer with promising performance.
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

Recent Developments and Trends
Impacts of COVID-19 and Current Inflationary Environment
The ongoing COVID-19 pandemic has affected many segments of the global economy, including the cancer screening and diagnostics industry. The pandemic and related precautionary measures have significantly impacted, and may continue to impact, our workforce, supply chain, and operating results including our testing volumes, revenues, margins, and cash utilization, among other measures. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical, and long-lasting and may vary from location to location. As a result of the pandemic, we continue to provide COVID-19 testing. Our Screening and Precision Oncology businesses were negatively impacted by the pandemic but have in large part recovered. Future outbreaks of COVID-19 and its variants could diminish patients’ and our sales representatives’ access to healthcare provider offices. Pandemic-related supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations.
The inflationary environment has resulted in higher prices which have impacted our operations, including personnel-related costs. The severity and duration of the current inflationary environment remain uncertain and may continue to impact our operations.
Cologuard Promotion
In March 2022, we announced our partnership with Katie Couric, award winning journalist and colorectal cancer advocate, to continue to highlight the urgent need for people to get screened. Entitled ‘Mission to Screen,’ the year-long marketing and social-media campaign will educate Americans on the importance of early detection, starting colon cancer screening at age 45 for average risk individuals, and the availability of multiple screening options. 'Mission to Screen' will be placed in broadcast and digital outlets. It includes a national television commercial, a website featuring interviews with real doctors and patients, and a social media initiative encouraging people to share their reasons to screen.

Results of Operations
We have generated significant losses since inception and, as of June 30, 2022, we had an accumulated deficit of approximately $2.99 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype, and COVID-19 tests.

	Three Months Ended June 30,
Amounts in millions	2022	2021	Change
Screening	$353.9	$263.9	$90.0
Precision Oncology	154.0	137.8	16.2
COVID-19 Testing	13.8	33.1	(19.3)
Total	$521.6	$434.8	$86.8

	Six Months Ended June 30,
Amounts in millions	2022	2021	Change
Screening	$660.4	$504.3	$156.2
Precision Oncology	306.6	267.2	39.4
COVID-19 Testing	41.2	65.4	(24.2)
Total	$1,008.2	$836.9	$171.3
The increase in Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was mainly due to an increase in the number of completed Cologuard tests and revenue generated from new products as a result of our acquisition of PreventionGenetics in the fourth quarter of 2021. Improved sales team productivity, our partnership with Katie Couric, more patients rescreening with our Cologuard test, and first-time users in the 45 to 49 age group contributed to the increase in completed Cologuard tests for the three and six months ended June 30, 2022. Relative recovery from the COVID-19 pandemic contributed to sales team productivity for the three and six months ended June 30, 2022. The increase in Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype products, was mainly due to an increase in the number of completed Oncotype tests, both domestically and internationally, and revenue generated from new products as a result of our acquisition of Ashion Analytics, LLC (“Ashion”) in the second quarter of 2021. Continued adoption by node-positive patients following the RxPONDER publication in the New England Journal of Medicine also contributed to the increase in completed Oncotype tests for the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2022, revenue recognized from changes in transaction price was $7.1 million and $11.3 million, respectively. During the three and six months ended June 30, 2021, there was a downward adjustment to revenue from a change in transaction price of $14.7 million and $13.0 million, respectively.
We expect continuing revenue growth for our Cologuard and Oncotype products subject to seasonal variability. We would expect revenue from our COVID-19 testing to decline as the pandemic abates and alternative testing options become more widely available. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.

Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales includes costs related to inventory production and usage, shipment of collection kits and tissue samples, royalties and the cost of services to process tests and provide results to healthcare providers. The increase in cost of sales for the three and six months ended June 30, 2022 is primarily due to an increase in production costs and personnel expenses, which is primarily due to an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. In addition, our production costs and personnel expenses have risen as a result of the inflationary environment discussed above. The increase was partially offset by a reduction in the number of COVID-19 tests completed year over year. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended June 30,
Amounts in millions	2022	2021	Change
Production costs	$84.0	$64.2	$19.8
Personnel expenses	40.4	29.7	10.7
Facility and support services	14.9	15.0	(0.1)
Stock-based compensation	5.4	4.4	1.0
Other cost of sales expenses	(0.1)	0.7	(0.8)
Total cost of sales expense	$144.6	$114.0	$30.6

	Six Months Ended June 30,
Amounts in millions	2022	2021	Change
Production costs	$157.3	$124.8	$32.5
Personnel expenses	79.4	60.7	18.7
Facility and support services	32.2	29.3	2.9
Stock-based compensation	9.7	8.5	1.2
Other cost of sales expenses	0.7	0.7	—
Total cost of sales expense	$279.3	$224.0	$55.3

Research and development expenses. The decrease in research and development expenses for the three and six months ended June 30, 2022 was primarily due to the $52.3 million incurred for the acquisition of the exclusive license to TARDIS in January 2021 and the $33.1 million incurred for the acquisition of PFS Genomics, Inc., which was completed in June 2021. These acquisitions were accounted for as asset acquisitions, as opposed to the May 2022 OmicEra acquisition which was accounted for as a business combination, and are further described in Note 16 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. When excluding the impact of these asset acquisitions, research and development expenses increased by $33.0 million and $71.8 million for the three and six months ended June 30, 2022 primarily due to an increase in BLUE-C and MCED clinical trial related expenses. In addition, personnel related costs increased due to an increase in headcount to support our ongoing clinical trials, which was partially offset by favorable stock-based compensation expense primarily driven by a decrease in expense associated with equity awards issued in connection with the Thrive acquisition. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended June 30,
Amounts in millions	2022	2021	Change
Direct research and development	$42.8	$27.4	$15.4
Personnel expenses	35.9	22.9	13.0
Facility and support services	11.0	6.4	4.6
Stock-based compensation	9.9	12.4	(2.5)
Professional fees	4.4	1.9	2.5
Other research and development	2.1	2.1	—
Licensed technology acquisition	—	33.1	(33.1)
Total research and development expenses	$106.1	$106.2	$(0.1)

	Six Months Ended June 30,
Amounts in millions	2022	2021	Change
Direct research and development	$86.9	$46.2	$40.7
Personnel expenses	71.4	44.6	26.8
Facility and support services	20.6	12.4	8.2
Stock-based compensation	19.5	27.2	(7.7)
Professional fees	6.6	3.1	3.5
Other research and development	3.3	3.0	0.3
Licensed technology acquisition	—	85.3	(85.3)
Total research and development expenses	$208.3	$221.8	$(13.5)

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

	Three Months Ended June 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$114.4	$84.6	$29.8
Direct marketing costs	57.4	47.2	10.2
Stock-based compensation	18.0	13.7	4.3
Facility and support services	15.2	18.0	(2.8)
Professional and legal fees	10.7	30.8	(20.1)
Other sales and marketing expenses	0.2	0.5	(0.3)
Total sales and marketing expenses	$215.9	$194.8	$21.1

	Six Months Ended June 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$237.3	$169.6	$67.7
Direct marketing costs	121.7	88.6	33.1
Stock-based compensation	33.1	26.8	6.3
Professional and legal fees	28.9	58.5	(29.6)
Facility and support services	25.7	35.8	(10.1)
Other sales and marketing expenses	1.4	1.7	(0.3)
Total sales and marketing expenses	$448.1	$381.0	$67.1

General and administrative expenses. The decrease in general and administrative expenses for the six months ended June 30, 2022 was primarily due to lower acquisition and integration related costs in the three and six months ended June 30, 2022, as compared to the prior year period. We incurred $12.9 million and $131.3 million in acquisition and integration related costs during the three and six months ended June 30, 2021 as part of our acquisitions completed during the year, which primarily consisted of integration related stock-based compensation and professional and legal fees incurred. Acquisition and integration related costs were not significant for the three and six months ended June 30, 2022. When excluding the impact of acquisition and integration related costs, personnel expenses increased due to an increase in headcount to support our growth in our operations and from our recent acquisitions. In addition, facility and support services increased to support the build out of our facilities and our increased headcount. The decrease in other general and administrative expenses is primarily due to gains of $25.1 million and $51.8 million recorded during the three and six months ended June 30, 2022 as a result of the change in fair value of our outstanding contingent consideration as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We expect significant leverage in general and administrative expenses going forward, but expenses will generally continue to increase in future periods due to an increase in headcount that will be necessary to support the growth in our existing and pipeline products.

	Three Months Ended June 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$98.7	$73.7	$25.0
Facility and support services	34.9	19.9	15.0
Professional and legal fees	30.1	29.8	0.3
Stock-based compensation	25.6	25.8	(0.2)
Other general and administrative	(7.6)	18.4	(26.0)
Total general and administrative expenses	$181.7	$167.6	$14.1

	Six Months Ended June 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$199.2	$146.2	$53.0
Facility and support services	66.6	35.2	31.4
Professional and legal fees	57.0	65.1	(8.1)
Stock-based compensation	49.1	157.2	(108.1)
Other general and administrative	(20.5)	31.7	(52.2)
Total general and administrative expenses	$351.4	$435.4	$(84.0)
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $26.4 million for the three months ended June 30, 2022 compared to $23.8 million for the three months ended June 30, 2021. Amortization of acquired intangible assets increased to $51.0 million for the six months ended June 30, 2022, compared to $47.0 million for the six months ended June 30, 2021. The increase in amortization of acquired intangible assets was due to the amortization of intangible assets acquired as part of our acquisitions of Ashion in April 2021, PreventionGenetics in December 2021, and OmicEra in May 2022.
Intangible asset impairment charge. Intangible asset impairment charge was $6.6 million for the three and six months ended June 30, 2022 compared to zero for the three and six months ended June 30, 2021. The intangible asset impairment charge recorded during the three and six months ended June 30, 2022 related to the impairment of the acquired developed technology intangible asset acquired as part of the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”).

Investment income (expense), net. For the three months ended June 30, 2022, we had net investment expense of $3.7 million, compared to net investment income of $3.4 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, we had net investment expense of $5.2 million, compared to net investment income of $34.6 million for the six months ended June 30, 2021. The net investment expense for the three and six months ended June 30, 2022 was primarily due to losses recorded on our equity securities. Net investment income for the six months ended June 30, 2021 was primarily due to the realized gain of $30.5 million that was recorded on our preferred stock investment in Thrive at closing in January 2021, which represented the adjustment to our historical investment to its fair value prior to our acquisition of Thrive. Our acquisition of Thrive is further described in Note 19 of our most recently filed Form 10-K for the year ended December 31, 2021.
Interest expense. Interest expense decreased to $4.5 million for the three months ended June 30, 2022 compared to $4.7 million for the three months ended June 30, 2021. Interest expense recorded from our outstanding convertible notes totaled $4.0 million during each of the three months ended June 30, 2022 and 2021. Interest expense decreased to $9.0 million for the six months ended June 30, 2022 compared to $9.3 million for the six months ended June 30, 2021. Interest expense recorded from our outstanding convertible notes totaled $8.0 million during each of the six months ended June 30, 2022 and 2021. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax benefit was $1.8 million for the three months ended June 30, 2022 compared to an expense of $4.0 million for the three months ended June 30, 2021. Income tax benefit decreased to $3.8 million for the six months ended June 30, 2022 compared to $238.8 million for the six months ended June 30, 2021. This decrease in income tax benefit is primarily due to an income tax benefit of $239.2 million recorded during the six months ended June 30, 2021 as a result of the change in the deferred tax asset valuation allowance resulting from the acquisition of Thrive.

Liquidity and Capital Resources
Overview
We have incurred losses and negative cash flows from operations since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash and cash equivalents and marketable securities on hand at June 30, 2022, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which expires in November 2023. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. During the fourth quarter of 2021, PNC Bank, National Association issued a letter of credit of $2.9 million, which reduced the amount available for cash advances under the line of credit to $147.1 million. As of June 30, 2022, we had not drawn any funds under the Revolver. In addition to the Revolver, we have access to $150.0 million under an accounts receivable securitization facility (the “Securitization Facility”), which expires in June 2024. The amount that we may borrow is determined based on the amount of qualifying accounts receivable at a given point in time. The Securitization Facility is collateralized by our accounts receivables. As of June 30, 2022, we had $50.0 million outstanding under the Securitization Facility, which is the minimum amount that we must borrow under the terms of the Securitization Facility. The Revolver and Securitization Facility are further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons. If we are unable to obtain sufficient additional funds to enable us to fund our business plans and strategic investments, our results of operations and financial condition could be materially adversely affected, and we may be required to delay the implementation of our plans or otherwise scale back our operations. There can be no certainty that we will ever be successful in generating sufficient cash flow from operations to achieve and maintain profitability and meet all of our obligations as they come due.

Cash, Cash Equivalents and Marketable Securities
As of June 30, 2022, we had approximately $213.4 million in unrestricted cash and cash equivalents and approximately $514.6 million in marketable securities.
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
Cash Flows

	Six Months Ended June 30,
Amounts In millions	2022	2021
Net cash used in operating activities	$(234.7)	$(36.9)
Net cash provided by (used in) investing activities	67.2	(1,111.3)
Net cash provided by financing activities	66.1	20.6
Operating activities
The increase in cash used in operating activities for the six months ended June 30, 2022 was primarily due to an increase in our net loss. The increase in our net loss was primarily due to an increase in expenses incurred to process our tests and an increase in operating expenses incurred to support the growth of our operations as further discussed above. The increase in cash used was also due to timing of payments on our accounts payable and accrued expenses, including payments made during the six months ended June 30, 2022 under our promotion agreement with Pfizer and for certain personnel related liabilities that were accrued for as of December 31, 2021. This was partially offset by an increase in revenue, which was driven by an increase in completed Cologuard and Oncotype tests.
Investing activities
Cash provided by investing activities for the six months ended June 30, 2022, was primarily due to a net cash inflow from purchases, sales, and maturities of marketable securities of $190.2 million, which was partially offset by purchases of property and equipment of $96.9 million and investments in privately held companies of $26.7 million. Cash used in investing activities for the six months ended June 30, 2021 was primarily due to a net cash outflow from purchases, sales, and maturities of marketable securities of $589.9 million, our acquisition of Thrive of $343.2 million, our acquisition of Ashion of $72.3 million, our asset acquisition of PFS Genomics of $33.1 million, our TARDIS license asset acquisition of $25.0 million, purchases of property and equipment of $37.5 million, and investments in privately held companies of $10.0 million.
Financing activities
The cash provided by financing activities during the six months ended June 30, 2022 consisted of proceeds of $50.0 million from our accounts receivable securitization facility, $15.5 million in connection with our employee stock purchase plan, and $5.0 million from the exercise of stock options, which was partially offset by cash outflows of $4.4 million for other financing activities. The cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds of $11.6 million from the exercise of stock options and $12.0 million in connection with our employee stock purchase plan, which was partially offset by $3.1 million for other financing activities.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2021 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2021 Form 10-K. Other than the Securitization Facility described above, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the six months ended June 30, 2022.
As of June 30, 2022, we had no off-balance sheet arrangements.

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
Management has determined that a valuation allowance is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Based on this determination, we continue to maintain a full valuation allowance against our deferred tax assets. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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
As a result of the acquisition of OmicEra, we identified a developed technology intangible asset, which we determined to have a fair value of $10.0 million. Key assumptions used to value our finite lived intangible assets acquired through business combinations include projected revenue growth, projected gross margin and operating expenses, discount rates, terminal growth rate, and other factors. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment charges in the future. Determining the useful life of the developed technology also requires judgment and actual useful life may differ.
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
Business Combinations may include contingent consideration to be paid based on the occurrence of future events, such as the achievement of certain development, regulatory and sales milestones. Contingent consideration is a financial liability recorded at fair value at the acquisition date. The estimate of fair value contains uncertainties as it involves judgement about the likelihood and timing of achieving milestones as well as the present-value factor. We recorded a contingent consideration liability of $4.6 million as a result of the acquisition of OmicEra
Remeasurement of Contingent Consideration. We remeasure the fair value of outstanding contingent consideration liabilities at each reporting period. The estimate of fair value contains uncertainties as it involves judgement about the likelihood and timing of achieving milestones as well as the present-value factor. A change in the probability of success assumption could have a material impact on the estimated fair value.
Impairment of Indefinite-Lived Assets. We test indefinite-lived assets for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on the qualitative assessment, if it is determined that the fair value of indefinite-lived intangible assets is more likely than not to be less than its carrying amount, the fair value will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Determining whether impairment indicators exist and estimating the fair value of our indefinite-lived intangible assets if necessary for impairment testing requires significant judgment. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors. We also perform our annual IPR&D assessment using a qualitative assessment. Qualitative factors considered in this assessment include industry and market conditions, financial and strategic factors, the status of product development, and the consideration of legal, competitive, regulatory, and technical risks. There were no events or changes in circumstances that indicated that the carrying amount of our indefinite-lived assets may not be recoverable six months ended June 30, 2022.
Impairment of Long-Lived Assets. We evaluate the fair value of long-lived assets, which include property, plant and equipment, finite-lived intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The review of qualitative factors requires significant judgement. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We recorded an impairment charge of $6.6 million during the three and six months ended June 30, 2022 related to the acquired developed technology intangible asset acquired as part of the acquisition of Paradigm. We utilized the income approach to measure the fair value of the acquired developed technology, which required management to make estimates including revenue projections, estimated cash flows and discount rate.

Recent Accounting Pronouncements
See Note 1 in the Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of June 30, 2022 and December 31, 2021 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
Based on a hypothetical 100 basis point decrease in market interest rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis. While we believe our cash, cash equivalents, restricted cash, and marketable securities do not contain excessive risk, we cannot provide absolute assurance that, in the future, our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents, restricted cash, and marketable securities at one or more financial institutions that are in excess of federally insured limits. Given the potential instability of financial institutions, we cannot provide assurance that we will not experience losses on these deposits. We do not utilize interest rate hedging agreements or other interest rate derivative instruments.
As of June 30, 2022, we had $50.0 million in outstanding variable rate debt. Based on a hypothetical 100 basis point increase in market interest rates, annual interest expense on variable rate debt as of June 30, 2022 would increase by approximately $0.5 million. If we were to draw down additional amounts under either our Revolving Loan or Securitization Facility, the impact of increases in prevailing market interest rates would be even greater. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2022, we had open foreign currency forward contracts with notional amounts of $28.9 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our indebtedness could adversely affect our business, financial condition, and results of operations and our ability to meet our payment obligations under such indebtedness and limit our ability to raise additional capital to fund our operations.

We have a significant amount of indebtedness. As of June 30, 2022, we had total indebtedness of $2.26 billion, including $2.21 billion in aggregate principal and interest due under our 1.0%, 0.375% and 0.375% convertible senior notes due 2025, 2027 and 2028 and $50.0 million of borrowings under our Securitization Facility. We also had $2.9 million of letters of credit issued under our Revolver. This level of debt could have significant consequences on our future operations, including:
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

Any of the above-listed factors could have an adverse effect on our business, financial condition, and results of operations and our ability to meet our payment obligations under our indebtedness.
Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, or seek to raise additional capital and of which such events could have an adverse effect on our business, financial condition, and results of operations.
Our credit facilities contain certain customary representations, warranties, affirmative covenants and negative covenants, events of default as well as termination events which would permit the lenders to terminate upon the occurrence of certain specified events, including, among others, failure to pay amounts when due, certain defaults on other material indebtedness, certain judgments, a change of control and bankruptcy and insolvency events. A breach of any covenant in our credit facilities or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in acceleration of the debt outstanding under the agreement and in a default with respect to, and an acceleration of, the debt outstanding under other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
We may engage in acquisitions or divestitures that are not successful and which could disrupt our business and reduce our financial resources and shareholder value.

We undertake acquisition activities from time to time. For example, in January 2021 we acquired Thrive Earlier Detection Corporation, in April 2021 we acquired Ashion Analytics, LLC, in June 2021 we acquired PFS Genomics Inc., in December 2021 we acquired PreventionGenetics, LLC, and in May 2022 we acquired OmicEra Diagnostics GmbH. Certain risks may exist as a result of these and other acquisition activities, including, among others, that:
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
We may also pursue strategic divestitures from time to time. For example, in August 2022 we completed a divestiture of assets related to our Oncotype DX Genomic Prostate Score to MDxHealth SA. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the personnel, contracts and assets, including intellectual property, to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business. In exiting a business, we may still retain liabilities associated with those businesses and other indemnification obligations. We may also need to provide transition services to the buyer for an extended period of time following the closing, which may cause us to incur unanticipated costs and distraction. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. The Company may also be required to recognize impairment charges as a result of a divestiture.
Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, we experienced inflationary pressures in 2022 and expect such pressures to continue in 2023. Cost inflation, including increases in raw material prices, labor rates, and transportation costs may impact our profitability. Our ability to recover these cost increases through price increases is significantly limited by the process by which we are reimbursed for our products and services by government and private payers. The volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.

Increasing interest rates and reduced access to capital markets could also adversely affect the ability of our suppliers, distributors, licensors, collaborators, contract manufacturers and other commercial partners to remain effective business partners or to remain in business. The loss of a critical business partner, or a failure to perform by a critical business partner, could have a disruptive effect on our business and could adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 2, 2022, we completed the acquisition of OmicEra Diagnostics GmbH. As part of the purchase price, we issued to the selling equity holders an aggregate of 265,186 shares of common stock as consideration for their ownership in OmicEra Diagnostics GmbH.
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
•At the time of the acquisition, the recipients of the securities were accredited investors, as defined in Rule 501(a) of the Securities Act.
•The recipients of the securities have had access to information regarding the Company and are knowledgeable about us and our business affairs.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Sixth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/28/2022	001-35092

10.1*	Amendment No. 1 to Exact Sciences Corporation 2019 Omnibus Long-Term Incentive Plan		8-K (Exhibit 10.1)	6/10/2022	001-35092

10.2*	Amended and Restated Exact Sciences Corporation 2010 Employee Stock Purchase Plan		8-K (Exhibit 10.2)	6/10/2022	001-35092

10.3**
Receivables Financing Agreement dated as of June 29, 2022 by and among Exact Receivables LLC, as borrower, the persons from time to time party thereto as lenders and group agents, PNC Bank, National Association, as administrative agent, Exact Sciences Laboratories, LLC, as initial servicer, and PNC Capital Markets, LLC, as structuring agent
			8-K (Exhibit 10.1)	6/30/2022	001-35092

10.4**	Receivables Purchase Agreement dated as of June 29, 2022 by and among Exact Sciences Corporation, as seller, Exact Sciences Laboratories, LLC, as initial servicer, and Exact Receivables LLC, as buyer		8-K (Exhibit 10.2)	6/30/2022	001-35092

10.5**
Receivables Purchase Agreement dated as of June 29, 2022 by and among the entities from time to time party thereto as originators, Exact Sciences Laboratories, LLC, as initial servicer, and Exact Sciences Corporation, as buyer
			8-K (Exhibit 10.3)	6/30/2022	001-35092

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended June 30, 2022 filed on August 2, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended June 30, 2022, filed with the Securities and Exchange Commission on August 2, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.
(**) Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: August 2, 2022	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2022	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)