Form 10-Q
period 2022-09-30
EXACT SCIENCES CORP
filed 2022-11-03
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, the registrant had 177,684,039 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$235,306	$315,471
Marketable securities	433,808	715,005
Accounts receivable, net	189,206	216,645
Inventory	114,699	104,994
Prepaid expenses and other current assets	75,487	74,122
Total current assets	1,048,506	1,426,237
Long-term Assets:
Property, plant and equipment, net	670,506	580,248
Operating lease right-of-use assets	175,945	174,225
Goodwill	2,345,180	2,335,172
Intangible assets, net	1,977,690	2,094,411
Other long-term assets, net	88,739	74,591
Total assets	$6,306,566	$6,684,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$63,583	$67,829
Accrued liabilities	307,990	398,556
Operating lease liabilities, current portion	27,054	19,710
Other current liabilities	25,049	30,973
Total current liabilities	423,676	517,068
Long-term Liabilities:
Convertible notes, net	2,184,625	2,180,232
Long-term debt	50,000	—
Other long-term liabilities	354,998	417,782
Operating lease liabilities, less current portion	184,633	182,166
Total liabilities	3,197,932	3,297,248
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—177,253,533 and 173,674,067 shares at September 30, 2022 and December 31, 2021	1,774	1,738
Additional paid-in capital	6,255,211	6,028,861
Accumulated other comprehensive loss	(11,070)	(1,443)
Accumulated deficit	(3,137,281)	(2,641,520)
Total stockholders’ equity	3,108,634	3,387,636
Total liabilities and stockholders’ equity	$6,306,566	$6,684,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$523,073	$456,379	$1,531,284	$1,293,275

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	147,937	115,738	427,242	339,699
Research and development	90,813	75,356	299,144	297,158
Sales and marketing	187,697	196,617	635,800	577,585
General and administrative	191,968	186,541	543,410	621,897
Amortization of acquired intangible assets	23,526	23,940	74,536	70,954
Impairment of long-lived assets	5,946	20,210	12,537	20,210
Total operating expenses	647,887	618,402	1,992,669	1,927,503

Other operating loss	(13,244)	—	(13,244)	—
Loss from operations	(138,058)	(162,023)	(474,629)	(634,228)

Other income (expense)
Investment income (loss), net	(8,584)	(4,093)	(13,790)	30,524
Interest expense	(5,235)	(4,680)	(14,224)	(13,948)
Total other income (expense)	(13,819)	(8,773)	(28,014)	16,576

Net loss before tax	(151,877)	(170,796)	(502,643)	(617,652)

Income tax benefit	3,116	3,858	6,882	242,638

Net loss	$(148,761)	$(166,938)	$(495,761)	$(375,014)

Net loss per share—basic and diluted	$(0.84)	$(0.97)	$(2.82)	$(2.19)

Weighted average common shares outstanding—basic and diluted	176,997	171,978	175,935	170,978
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(148,761)	$(166,938)	$(495,761)	$(375,014)
Other comprehensive loss, before tax:
Unrealized gain (loss) on available-for-sale investments	4	66	(6,451)	(563)
Foreign currency translation loss	(2,429)	—	(3,176)	—
Comprehensive loss, before tax	(151,186)	(166,872)	(505,388)	(375,577)
Income tax benefit related to items of other comprehensive loss	—	—	—	170
Comprehensive loss, net of tax	$(151,186)	$(166,872)	$(505,388)	$(375,407)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2022	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	485,537	5	4,277	—	—	4,282
Compensation expense related to issuance of stock options and restricted stock awards	1,391,797	14	52,427	—	—	52,441
Other	7	—	(7)	—	—	(7)
Net loss	—	—	—	—	(180,937)	(180,937)
Other comprehensive loss	—	—	—	(5,204)	—	(5,204)
Balance, March 31, 2022	175,551,408	$1,757	$6,085,558	$(6,647)	$(2,822,457)	$3,258,211
Exercise of common stock options	84,485	1	742	—	—	743
Issuance of common stock to fund the Company’s 2021 401(k) match	391,129	4	29,198	—	—	29,202
Compensation expense related to issuance of stock options and restricted stock awards	183,095	2	58,930	—	—	58,932
Issuance of common stock for business combinations	265,186	2	14,788	—	—	14,790
Purchase of employee stock purchase plan shares	326,131	3	15,526	—	—	15,529
Net loss	—	—	—	—	(166,063)	(166,063)
Other comprehensive loss	—	—	—	(1,998)	—	(1,998)
Balance, June 30, 2022	176,801,434	$1,769	$6,204,742	$(8,645)	$(2,988,520)	$3,209,346
Exercise of common stock options	73,441	1	940	—	—	941
Compensation expense related to issuance of stock options and restricted stock awards	378,658	4	49,529	—	—	49,533
Net loss	—	—	—	—	(148,761)	(148,761)
Other comprehensive loss	—	—	—	(2,425)	—	(2,425)
Balance, September 30, 2022	177,253,533	$1,774	$6,255,211	$(11,070)	$(3,137,281)	$3,108,634

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2021	159,423,410	$1,595	$4,279,327	$526	$(2,045,896)	$2,235,552
Settlement of convertible notes, net of tax	344	—	26	—	—	26
Exercise of common stock options	967,107	10	8,749	—	—	8,759
Issuance of common stock to fund the Company’s 2020 401(k) match	162,606	2	22,932	—	—	22,934
Compensation expense related to issuance of stock options and restricted stock awards	1,355,435	13	158,239	—	—	158,252
Issuance of common stock for business combinations, net of issuance costs	9,384,410	94	1,254,704	—	—	1,254,798
Net loss	—	—	—	—	(31,164)	(31,164)
Other comprehensive loss	—	—	—	(162)	—	(162)
Balance, March 31, 2021	171,293,312	$1,714	$5,723,977	$364	$(2,077,060)	$3,648,995
Settlement of convertible notes, net of tax	197	—	14	—	—	14
Exercise of common stock options	140,478	1	2,857	—	—	2,858
Compensation expense related to issuance of stock options and restricted stock awards	121,575	2	56,283	—	—	56,285
Issuance of common stock for business combinations	126,026	1	16,119	—	—	16,120
Purchase of employee stock purchase plan shares	173,717	2	12,036	—	—	12,038
Net loss	—	—	—	—	(176,912)	(176,912)
Other comprehensive loss	—	—	—	(297)	—	(297)
Balance, June 30, 2021	171,855,305	$1,720	$5,811,286	$67	$(2,253,972)	$3,559,101
Conversion of convertible notes, net of tax	39	—	3	—	—	3
Exercise of common stock options	100,474	1	1,754	—	—	1,755
Compensation expense related to issuance of stock options and restricted stock awards	286,980	2	63,601	—	—	63,603
Net loss	—	—	—	—	(166,938)	(166,938)
Other comprehensive income	—	—	—	66	—	66
Balance, September 30, 2021	172,242,798	$1,723	$5,876,644	$133	$(2,420,910)	$3,457,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(495,761)	$(375,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73,541	64,267
Loss on disposal of property, plant and equipment	2,083	928
Unrealized loss on equity investments	3,497	1,937
Deferred tax benefit	(9,346)	(248,716)
Stock-based compensation	160,906	197,180
Post-combination expense for acceleration of unvested equity	—	80,960
Realized (gain) loss on preferred stock investment	10,000	(30,500)
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	5,273	4,948
Amortization of premium on short-term investments	1,795	3,265
Amortization of acquired intangible assets	74,536	70,954
Impairment of long-lived assets	12,537	20,210
Asset acquisition IPR&D expense	—	85,337
Loss on sale of asset	13,244	—
Remeasurement of contingent consideration	(57,619)	10,986
Non-cash lease expense	24,452	18,347
Changes in assets and liabilities:
Accounts receivable, net	27,968	(14,038)
Inventory, net	(9,705)	(1,091)
Operating lease liabilities	(16,242)	(11,834)
Accounts payable and accrued liabilities	(89,268)	64,344
Other assets and liabilities	(7,487)	(20,134)
Net cash used in operating activities	(275,596)	(77,664)
Cash flows from investing activities:
Purchases of marketable securities	(102,438)	(1,021,557)
Maturities and sales of marketable securities	377,440	424,830
Purchases of property, plant and equipment	(141,586)	(76,374)
Proceeds from sale of asset	25,000	—
Business combination, net of cash acquired and issuance costs	685	(415,549)
Asset acquisition	—	(58,073)
Investments in privately held companies	(26,827)	(13,555)
Other investing activities	(49)	(244)
Net cash provided by (used in) investing activities	132,225	(1,160,522)
Cash flows from financing activities:
Proceeds from accounts receivable securitization facility	50,000	—
Proceeds from exercise of common stock options	5,966	13,372
Proceeds in connection with the Company’s employee stock purchase plan	15,529	12,038
Other financing activities	(5,113)	(4,742)
Net cash provided by financing activities	66,382	20,668
Effects of exchange rate changes on cash and cash equivalents	(3,176)	—
Net decrease in cash, cash equivalents and restricted cash	(80,165)	(1,217,518)
Cash, cash equivalents and restricted cash, beginning of period	315,768	1,491,594
Cash, cash equivalents and restricted cash, end of period	$235,603	$274,076

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$23,659	$21,110
Business combination contingent consideration liability	$4,600	$350,348
Supplemental disclosure of cash flow information:
Interest paid	$10,754	$10,685
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$235,306	$273,779
Restricted cash — included in prepaid expenses and other current assets as of September 30, 2022, and other long-term assets, net as of September 30, 2021	297	297
Total cash, cash equivalents and restricted cash	$235,603	$274,076
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
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, marketable and non-marketable investments, software, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Significant Accounting Policies
During the nine months ended September 30, 2022, there were no changes to the Company’s significant accounting policies as described in the Company’s 2021 Form 10-K, except as described in the Collateralized Debt Instruments and Recently Adopted Accounting Pronouncements sections below.
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
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies that a contractual restriction on the sale of an equity security is not part of the unit of account of the security and should not be considered in measuring fair value. The update also provides that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted the amendments in this update during the third quarter of fiscal year 2022. There was no material impact to the Company’s condensed consolidated financial statements.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2022	2021
Shares issuable in connection with acquisitions	45	45
Shares issuable upon exercise of stock options	1,588	2,380
Shares issuable upon the release of restricted stock awards	5,588	4,306
Shares issuable upon the release of performance share units	1,018	863
Shares issuable upon conversion of convertible notes	20,309	20,309
	28,548	27,903

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype®, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.
Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Screening
Medicare Parts B & C	$140,366	$116,088	$389,373	$329,034
Commercial	188,923	151,245	531,789	419,268
Other	31,470	13,045	100,013	36,341
Total Screening	360,759	280,378	1,021,175	784,643
Precision Oncology
Medicare Parts B & C	$47,038	$51,607	$152,224	$144,753
Commercial	42,660	42,844	134,658	136,800
International	31,533	27,229	89,536	80,133
Other	30,212	23,732	81,640	50,942
Total Precision Oncology	151,443	145,412	458,058	412,628
COVID-19 Testing	$10,871	$30,589	$52,051	$96,004
Total	$523,073	$456,379	$1,531,284	$1,293,275
Screening revenue primarily includes laboratory service revenue from Cologuard and PreventionGenetics LLC (“PreventionGenetics”) tests while Precision Oncology revenue includes laboratory service revenue from global Oncotype products and therapy selection products, including OncomapTM and Oncomap ExTraTM.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. The Company recognized revenue from a change in transaction price of $6.4 million and $17.6 million for the three and nine months ended September 30, 2022, respectively. The Company recorded a downward adjustment to revenue from a change in transaction price of $0.2 million and $13.2 million for the three and nine months ended September 30, 2021, respectively.
The Company had deferred revenue of $2.3 million and $1.0 million as of September 30, 2022 and December 31, 2021, respectively. Deferred revenue is reported in other current liabilities in the Company’s condensed consolidated balance sheets.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue recognized for the three months and nine months ended September 30, 2022, which was included in the deferred revenue balance at the beginning of each period, was not significant. Revenue recognized for the three months and nine months ended September 30, 2021, which was included in the deferred revenue balance at the beginning of each period, was $0.2 million and $24.6 million, respectively. Of the $24.6 million of revenue recognized for the nine months ended September 30, 2021, $24.3 million related to COVID-19 testing.

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents
Cash and money market	$173,968	$247,335
Cash equivalents	61,338	68,136
Total cash and cash equivalents	235,306	315,471
Marketable securities
Available-for-sale debt securities	$428,421	$711,669
Equity securities	5,387	3,336
Total marketable securities	433,808	715,005
Total cash, cash equivalents and marketable securities	$669,114	$1,030,476
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at September 30, 2022, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$58,917	$—	$—	$58,917
U.S. government agency securities	2,421	—	—	2,421
Total cash equivalents	61,338	—	—	61,338
Marketable securities
Corporate bonds	$116,627	$—	$(2,423)	$114,204
U.S. government agency securities	248,351	—	(4,496)	243,855
Certificates of deposit	5,500	—	—	5,500
Commercial paper	1,988	—	—	1,988
Asset backed securities	63,872	—	(998)	62,874
Total marketable securities	436,338	—	(7,917)	428,421
Total available-for-sale securities	$497,676	$—	$(7,917)	$489,759
______________
(1)Gains and losses in accumulated other comprehensive income (loss) (“AOCI”) are reported before tax impact.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2021, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$3,543	$—	$—	$3,543
Commercial paper	64,593	—	—	64,593
Total cash equivalents	68,136	—	—	68,136
Marketable securities
U.S. government agency securities	$250,793	$—	$(873)	$249,920
Asset backed securities	94,565	2	(107)	94,460
Commercial paper	6,996	—	—	6,996
Certificates of deposit	47,147	2	(10)	47,139
Corporate bonds	313,634	13	(493)	313,154
Total marketable securities	713,135	17	(1,483)	711,669
Total available-for-sale securities	$781,271	$17	$(1,483)	$779,805
______________
(1)Gains and losses in AOCI are reported before tax impact.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at September 30, 2022:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Commercial paper	$58,917	$58,917	$—	$—
U.S. government agency securities	2,421	2,421	—	—
Total cash equivalents	61,338	61,338	—	—
Marketable securities
U.S. government agency securities	$238,617	$234,274	$9,734	$9,581
Corporate bonds	93,666	92,032	22,961	22,172
Certificates of deposit	5,500	5,500	—	—
Asset backed securities	—	—	63,872	62,874
Commercial paper	1,988	1,988	—	—
Total marketable securities	339,771	333,794	96,567	94,627
Total available-for-sale securities	$401,109	$395,132	$96,567	$94,627

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of September 30, 2022, aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$114,204	$(2,423)	$—	$—	$114,204	$(2,423)
Asset backed securities	61,924	(998)	—	—	61,924	(998)
U.S. government agency securities	243,855	(4,496)	—	—	243,855	(4,496)
Total available-for-sale securities	$419,983	$(7,917)	$—	$—	$419,983	$(7,917)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2022 and December 31, 2021, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not significant for the three and nine months ended September 30, 2022 and 2021.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials	$56,829	$51,321
Semi-finished and finished goods	57,870	53,673
Total inventory	$114,699	$104,994

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	September 30, 2022	December 31, 2021
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	179,025	147,083
Land improvements	15 years	6,415	5,206
Buildings	30 - 40 years	271,858	210,560
Computer equipment and computer software	3 years	132,416	109,119
Laboratory equipment	3 - 10 years	232,189	189,748
Furniture and fixtures	3 - 10 years	33,641	28,293
Assets under construction	n/a	93,687	100,339
Property, plant and equipment, at cost		953,947	795,064
Accumulated depreciation		(283,441)	(214,816)
Property, plant and equipment, net		$670,506	$580,248
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended September 30, 2022 and 2021 was $25.0 million and $22.3 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $73.5 million and $64.3 million, respectively.
At September 30, 2022, the Company had $93.7 million of assets under construction, which consisted of $38.9 million in laboratory equipment, $28.8 million related to buildings, $16.1 million in leasehold and building improvements, and $9.9 million in capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of September 30, 2022:

(In thousands)	Weighted Average Remaining Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance at September 30, 2022
Finite-lived intangible assets
Trade name	12.7	$104,000	$(18,840)	$85,160
Customer relationships	8.3	4,000	(333)	3,667
Patents and licenses	3.1	10,942	(7,805)	3,137
Acquired developed technology (1)	7.9	860,610	(224,884)	635,726
Total finite-lived intangible assets		979,552	(251,862)	727,690
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,229,552	$(251,862)	$1,977,690
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2022 (remaining three months)	$22,913
2023	91,653
2024	91,319
2025	90,271
2026	89,211
Thereafter	342,323
$727,690
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life.
On August 2, 2022, the Company completed a sale of the developed technology intangible asset related to the Oncotype DX Genomic Prostate Score® test (“GPS test”) to MDxHealth SA (“MDxHealth”), which was measured using the income approach to determine the fair value. The gross value of the intangible asset was $59.0 million with accumulated amortization of $16.1 million as of the closing date, resulting in a carrying value of $42.9 million, which was derecognized from intangible assets, net in the condensed consolidated balance sheets upon completion of the divestiture. Refer to Note 16 for further information on this sale.
During the third quarter of 2022, the Company recorded a non-cash, pre-tax impairment loss of $2.0 million related to the supply agreement intangible asset that was initially recorded as part of the combination with Genomic Health due to the termination of the agreement, which reduced the carrying value to zero.
During the second quarter of 2022, the Company recorded a non-cash, pre-tax impairment loss of $6.6 million related to the acquired developed technology intangible asset acquired as a result of the acquisition of Paradigm Diagnostics, Inc. due to lower than anticipated performance of the underlying product.
During the third quarter of 2021, the Company recorded a non-cash, pre-tax impairment loss of $20.2 million related to the supply agreement intangible asset that was initially recorded as part of the combination with Genomic Health due to lower than anticipated performance of the underlying product. The Company utilized the income approach to measure the fair value of the supply agreement, which involves significant unobservable inputs (Level 3 inputs).
The impairment charges recorded are included in impairment of long-lived assets in the condensed consolidated statement of operations.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The change in the carrying amount of goodwill for the periods ended September 30, 2022 and December 31, 2021 is as follows:

(In thousands)
Balance, January 1, 2021	$1,237,672
Thrive acquisition	948,105
Ashion acquisition	56,758
PreventionGenetics acquisition	92,637
Balance, December 31, 2021	2,335,172
OmicEra acquisition	10,809
PreventionGenetics acquisition adjustment	42
Effects of changes in foreign currency exchange rates (1)	(843)
Balance September 30, 2022	$2,345,180
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
There were no impairment losses for the three and nine months ended September 30, 2022 and 2021.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of September 30, 2022 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$173,968	$173,968	$—	$—
Commercial paper	58,917	—	58,917	—
U.S. government agency securities	2,421	—	2,421	—
Restricted cash	297	297	—	—
Marketable securities
Corporate bonds	$114,204	$—	$114,204	$—
Certificates of deposit	5,500	—	5,500	—
Commercial paper	1,988	—	1,988	—
U.S. government agency securities	243,855	—	243,855	—
Asset backed securities	62,874	—	62,874	—
Equity securities (1)	5,387	5,387	—	—
Non-marketable securities	$2,990	$—	$—	$2,990
Liabilities
Contingent consideration	$(305,925)	$—	$—	$(305,925)
Total	$366,476	$179,652	$489,759	$(302,935)
______________
(1)Inclusive of the American Depository Shares of MDxHealth received as part of the sale of the Company’s GPS test, which are restricted to a holding period of six months after the date of the sale of August 2, 2022. The shares have a fair value of $4.7 million as of September 30, 2022.

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
There have been no changes in valuation techniques or transfers between fair value measurement levels during the three and nine months ended September 30, 2022. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Contingent Consideration
The fair value of contingent consideration as of September 30, 2022 and December 31, 2021 was $305.9 million and $359.0 million, respectively, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2022	$359,021
Purchase price contingent consideration (1)	4,600
Changes in fair value	(57,619)
Payments	(77)
Ending balance, September 30, 2022	$305,925
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of the contingent consideration liability recorded related to regulatory and product development milestones associated with the acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra acquisitions was $304.8 million and $357.8 million as of September 30, 2022 and December 31, 2021, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liability related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 91% as of September 30, 2022 and December 31, 2021, and a weighted average present-value factor of 7.1% and 2.3% as of September 30, 2022 and December 31, 2021, respectively. The projected fiscal year of payment range is from 2024 to 2027. Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
The fair value of the contingent consideration earnout liability related to certain revenue milestones associated with the Biomatrica acquisition was $1.2 million as of September 30, 2022 and December 31, 2021. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Investments
As of September 30, 2022 and December 31, 2021, the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $39.5 million and $25.3 million, respectively, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets. Since initial recognition of these investments, there have been no material upward or downward adjustments as a result of observable price changes. During the third quarter of 2022, the Company determined that one of its investments was fully impaired and recorded a $10.0 million realized loss.
The Company has committed capital to venture capital investment funds (the “Funds”) of $17.5 million, of which $14.2 million remained callable through 2033 as of September 30, 2022. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, were $3.4 million and $1.5 million as of September 30, 2022 and December 31, 2021, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of September 30, 2022 and December 31, 2021, the Company had open foreign currency forward contracts with notional amounts of $29.7 million and $46.7 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at September 30, 2022 and December 31, 2021, and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of September 30, 2022. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not material for the three and nine months ended September 30, 2022 and 2021.

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
As of September 30, 2022, the eligible borrowing base under the Securitization Facility was $99.7 million of which the Company elected to collateralize $50.0 million. As of September 30, 2022, the Company had an outstanding balance of $50.0 million, which is recorded to long-term debt on the Company’s condensed consolidated balance sheets. The outstanding balance accrues interest at a rate equal to a daily secured overnight financing rate (“SOFR”) rate plus a SOFR adjustment and an applicable margin. The interest rate was 4.59% at September 30, 2022.
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
Borrowings under the Revolving Loan Agreement accrue interest at an annual rate equal to the sum of the daily Bloomberg Short-Term Bank Yield Index Rate plus the applicable margin of 0.60%. Loans under the Revolving Loan Agreement may be prepaid at any time without penalty. The maturity date under the Revolving Loan Agreement was November 5, 2023. In October 2022 the Revolving Loan Agreement was amended to extend the maturity date to November 5, 2025. There were no other amendments to the Revolver.
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of September 30, 2022, the Company is in compliance with all covenants.
During the fourth quarter of 2021, PNC issued a letter of credit of $2.9 million, which reduced the amount available for cash advances under the line of credit to $147.1 million as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of September 30, 2022:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(16,545)	$1,133,455	$733,999	2
2027 Convertible notes - 0.375%	747,500	(10,011)	737,489	521,987	2
2025 Convertible notes - 1.000%	315,005	(1,324)	313,681	281,142	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2021:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(18,826)	$1,131,174	$1,139,650	2
2027 Convertible notes - 0.375%	747,500	(11,691)	735,809	771,794	2
2025 Convertible notes - 1.000%	315,005	(1,756)	313,249	415,473	2
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
Based on the closing price of the Company’s common stock of $32.49 on September 30, 2022, the if-converted values on the Notes do not exceed the principal amount.

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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
January 2025 Notes	$10,284
June 2025 Notes	7,362
2027 Notes	14,285
2028 Notes	24,453
Interest Expense
Interest expense includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Debt issuance costs amortization	$1,444	$1,444	$4,284	$4,284
Debt discount amortization	37	37	110	110
Coupon interest expense	2,566	2,566	7,699	7,699
Total interest expense on convertible notes	$4,047	$4,047	$12,093	$12,093
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2025 Convertible Notes	1.18%	1.18%	1.18%	1.18%
2027 Convertible Notes	0.68%	0.68%	0.67%	0.67%
2028 Convertible Notes	0.64%	0.64%	0.64%	0.64%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 2.30, 4.46, and 5.42 years for the 2025 Notes, 2027 Notes, and 2028 Notes, respectively.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.5 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company incurred charges of $4.2 million and $3.5 million for the nine months ended September 30, 2022 and 2021, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $2.5 million and $16.8 million for the service fee for the three months ended September 30, 2022 and 2021, respectively. The Company incurred charges of $7.5 million and $63.6 million for the service fee for the nine months ended September 30, 2022 and 2021, respectively. The Company incurred charges of $20.6 million and $30.2 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended September 30, 2022 and 2021, respectively. The Company incurred charges of $86.1 million and $88.0 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the nine months ended September 30, 2022 and 2021, respectively.

(12) STOCKHOLDERS’ EQUITY
OmicEra Acquisition Stock Issuance
In May 2022, the Company completed its acquisition of OmicEra. In connection with the acquisition, which is further described in Note 16, the Company issued 0.3 million shares of the Company's common stock that had a fair value of $14.8 million.
PreventionGenetics Acquisition Stock Issuance
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the nine months ended September 30, 2022 were as follows:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Marketable Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$23	$(1,466)	$(1,443)
Other comprehensive loss before reclassifications	(3,176)	(6,597)	(9,773)
Amounts reclassified from accumulated other comprehensive loss	—	146	146
Net current period change in accumulated other comprehensive loss	(3,176)	(6,451)	(9,627)
Balance at September 30, 2022	$(3,153)	$(7,917)	$(11,070)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and nine months ended September 30, 2022.
The amounts recognized in AOCI for the nine months ended September 30, 2021 were as follows:

(In thousands)	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$526	$526
Other comprehensive loss before reclassifications	(292)	(292)
Amounts reclassified from accumulated other comprehensive income	(271)	(271)
Net current period change in accumulated other comprehensive income, before tax	(563)	(563)
Income tax benefit related to items of other comprehensive income	170	170
Balance at September 30, 2021	$133	$133
Amounts reclassified from AOCI for the nine months ended September 30, 2022 and 2021 were as follows:

	Affected Line Item in the Statements of Operations	Nine Months Ended September 30,
Details about AOCI Components (In thousands)		2022	2021
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (loss), net	$146	$(271)
Total reclassifications		$146	$(271)

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $49.5 million and $63.6 million in stock-based compensation expense during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $160.9 million and $283.3 million in stock-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, there was approximately $416.1 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.8 years.
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
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2022	2,284,276	$34.65	5.5
Granted	—	—
Exercised	(643,922)	9.30
Forfeited	(52,465)	77.53
Outstanding, September 30, 2022	1,587,889	$43.60	5.1	$14,366
Vested and expected to vest, September 30, 2022	1,587,889	$43.60	5.1	$14,366
Exercisable, September 30, 2022	1,401,945	$37.53	4.8	$14,052
______________
(1)The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $34.7 million and $148.8 million, respectively, determined as of the date of exercise.
The Company received approximately $6.0 million and $13.4 million from stock option exercises during the nine months ended September 30, 2022 and 2021, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity during the nine months ended September 30, 2022 is as follows:

Restricted stock and restricted stock units	Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2022	4,320,910	$108.84
Granted	3,784,503	70.28
Released (2)	(1,629,309)	95.46
Forfeited	(888,291)	90.88
Outstanding, September 30, 2022	5,587,813	$87.97
______________
(1)The weighted average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2021 was $133.80.
(2)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $155.5 million and $114.4 million during the nine months ended September 30, 2022 and 2021, respectively.
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
A summary of performance share unit activity is as follows:

Performance share units	Shares (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2022	878,114	$107.18
Granted	805,782	89.43
Released (3)	(292,134)	93.22
Forfeited	(373,372)	91.91
Outstanding, September 30, 2022	1,018,390	$102.74
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of September 30, 2022 was 229,129.
(2)The weighted average grant date fair value of the performance share units granted during the nine months ended September 30, 2021 was $140.96.
(3)The fair value of performance share units vested and converted to shares of the Company’s common stock was $27.2 million for the nine months ended September 30, 2022. There were no performance share units vested and converted to shares of the Company’s common stock during the nine months ended September 30, 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee Stock Purchase Plan (“ESPP”)
The fair value of ESPP shares is based on the assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ESPP Shares
Risk-free interest rates	(1)	(1)	1.49% - 2.73%	0.04% - 0.16%
Expected term (in years)	(1)	(1)	0.5 - 2	0.5 - 2
Expected volatility	(1)	(1)	50.94% - 60.34%	48.38% - 68.51%
Dividend yield	(1)	(1)	—%	—%
______________
(1)The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the period indicated.
(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,579	$19,835
Operating cash flows from finance leases	520	723
Finance cash flows from finance leases	3,588	3,805
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$25,471	$60,480
Right-of-use assets obtained in exchange for new finance lease liabilities	8,203	4,296
Weighted-average remaining lease term - operating leases (in years)	7.60	8.14
Weighted-average remaining lease term - finance leases (in years)	3.50	3.13
Weighted-average discount rate - operating leases	6.34%	6.28%
Weighted-average discount rate - finance leases	6.51%	5.42%
_____________
(1)For the nine months ended September 30, 2022, this includes right-of-use assets recorded as a result of the lease modification discussed below of $8.1 million. For the nine months ended September 30, 2021, this includes right-of-use assets acquired as part of the business combinations described in Note 16 of $39.6 million.
As of September 30, 2022 and December 31, 2021, the Company’s right-of-use assets from operating leases are $175.9 million and $174.2 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2022, the Company has outstanding operating lease obligations of $211.7 million, of which $27.1 million is reported in operating lease liabilities, current portion and $184.6 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding operating lease obligations of $201.9 million, of which $19.7 million is reported in operating lease liabilities, current portion and $182.2 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company’s right-of-use assets from finance leases are $10.8 million and $18.2 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of September 30, 2022, the Company has outstanding finance lease obligations of $11.1 million, of which $3.1 million is reported in other current liabilities and $8.0 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2021, the Company had outstanding finance lease obligations of $18.7 million, of which $6.2 million is reported in other current liabilities and $12.5 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.
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
During the second quarter of 2021, as part of ongoing discussions between the DOJ and the Company regarding the DOS Rule Investigation, the DOJ presented an initial estimate of civil damages in the amount of $48.2 million relating to alleged non-compliance with the Medicare Date of Service billing regulations from 2007 to 2020. The initial civil damages estimate did not include potential treble damages, civil or criminal penalties or other remedies that the DOJ could seek against the Company. The DOJ has since presented a total adjusted demand of $53.8 million for civil damages, which includes a multiplier and penalties. Based on the Company’s review and analysis of the DOJ presentation, ongoing discussions held with the DOJ, the civil damages estimate, and range of potential exposure, the Company recorded an accrual of approximately $10 million as of September 30, 2022.
As noted above, litigation outcomes are difficult to predict, and the estimation of probable losses requires an analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Accordingly, the recorded accrual of approximately $10 million as of September 30, 2022 is based on several factors, considerations, and judgments, and the ultimate resolution of this matter could result in a material loss in excess of the recorded accrual.

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
As of September 30, 2022, the Company has earned all $9.0 million of the refundable tax credits and has received payment of $9.0 million from the WEDC under the Original WEDC Agreement.
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
As of September 30, 2022, the Company has earned $9.0 million of the refundable tax credits under the Amended WEDC Agreement. The unpaid portion is $9.0 million as of September 30, 2022, of which $1.7 million is reported in prepaid expenses and other current assets and $7.3 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three and nine months ended September 30, 2022, the Company recorded zero and $1.0 million respectively, as a reduction to operational expenses for the credits earned for job creation.

(16) ACQUISITIONS AND DIVESTITURES
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
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values including immaterial measurement period adjustments as follows:

(In thousands)
Net operating assets	$2,586
Developed technology	10,000
Total identifiable assets acquired	12,586

Net operating liabilities	(3,987)
Net identifiable assets acquired	8,599

Goodwill	10,809
Net assets acquired	$19,408

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
Refer to the Company’s 2021 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and nine months ended September 30, 2022, there were no material changes to the purchase price and purchase price allocation. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the intangible assets.
Ashion Analytics, LLC
On April 14, 2021, the Company completed the acquisition (“Ashion Acquisition”) of all of the outstanding equity interests of Ashion Analytics, LLC from PMed Management, LLC (“PMed”), which is a subsidiary of TGen. The Ashion Acquisition provided the Company a CLIA certified and CAP accredited sequencing lab based in Phoenix, Arizona. Ashion developed the GEM ExTra® test, a comprehensive genomic cancer test, and provides access to whole exome, matched germline, and transcriptome sequencing capabilities.
Refer to the Company’s 2021 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and nine months ended September 30, 2022, there were no changes to the purchase price allocation and the measurement period has closed.

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
Refer to the Company’s 2021 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, final purchase price allocation, and goodwill and intangible assets identified in the transaction.
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
The transaction was treated as an asset acquisition under GAAP because substantially all of the fair value of the gross assets acquired were deemed to be associated with the acquired technology. Refer to the Company’s 2021 Form 10-K for detailed disclosures on the asset acquisition, including the fair value of the consideration transferred and purchase price allocation.
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
The Company accounted for this transaction as an asset acquisition. Refer to the Company’s 2021 Form 10-K for detailed disclosures on the asset acquisition, including the fair value of the consideration transferred and information related to contingent milestones.
Divestitures
Oncotype DX Genomic Prostate Score Test
On August 2, 2022, pursuant to an asset purchase agreement with MDxHealth SA, the Company completed the sale of the intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test, which will allow the Company to focus on the highest impact projects core to the Company’s vision.
The closing date fair value of the consideration received for the asset was approximately $29.6 million, which consisted of the following:

(In thousands)
Cash	$25,000
MDxHealth American Depository Shares	4,631
Contingent consideration	—
Total consideration	$29,631
The fair value of the 691,171 American Depository Shares received as part of the consideration transferred was determined on the basis of the average of the high and low market price of the MDxHealth’s shares on the date of divestiture, which was $6.70.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The asset purchase agreement requires MDxHealth to pay the Company up to an additional $70.0 million of contingent consideration that would be earned and receivable in cash and/or equity based on the achievement of certain revenue milestones by MDxHealth between 2023 and 2025. The contingent consideration will be recognized as other operating income in the condensed consolidated statement of operations when it is probable a significant reversal of a gain would not occur.
The carrying value of the asset sold, which was previously included in intangible assets, net on the condensed consolidated balance sheet, was $42.9 million as of the closing date. As a result of the sale, the Company recorded a loss of $13.2 million, which is included in other operating loss in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
Further, the Company agreed to provide certain transitional services to MDxHealth through December 31, 2022 and lab testing services for a period of up to 24 months.
Transaction-related costs were not material and have been recorded within general and administrative expenses in the condensed consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the divestiture.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
United States	$491,540	$429,150	$1,441,748	$1,213,142
Outside of United States	31,533	27,229	89,536	80,133
Total revenues	$523,073	$456,379	$1,531,284	$1,293,275
Long-lived assets located in countries outside of the United States are not significant.

(18) INCOME TAXES
The Company recorded an income tax benefit of $3.1 million and $3.9 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded an income tax benefit of $6.9 million and $242.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s income tax benefit recorded during the three months ended September 30, 2022 is primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense. The Company’s income tax benefit recorded during the nine months ended September 30, 2022 is primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense. A deferred tax liability of approximately $22.9 million was recorded as of September 30, 2022, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had $26.0 million and $21.8 million of unrecognized tax benefits at September 30, 2022 and December 31, 2021, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of September 30, 2022, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2002 through 2022, and to state income tax examinations for the tax years 2002 through 2022. No interest or penalties related to income taxes have been accrued or recognized as of September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, which has been filed with the U.S. Securities and Exchange Commission (“SEC”) (the “2021 Form 10-K”).

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

Acquisitions and Divestitures
On August 2, 2022, we completed the sale of the intellectual property and know-how related to our Oncotype DX Genomic Prostate Score® test (“GPS test”) to MDxHealth SA ("MDxHealth"). We believe this will allow our team to focus on the highest impact projects core to our vision. As a result of the transaction, certain members of our dedicated urology teams transitioned to MDxHealth, a commercial-stage precision diagnostics company focused solely on prostate cancer and other urologic diseases. To ensure a smooth transition for patients, we have agreed to provide certain transitional services to MDxHealth, including employee leasing and lab services.
Refer to Note 16 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for full discussion of acquisitions and divestitures completed during the year.

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

Our hereditary cancer test, RiskguardTM, helps people understand their inherited risk of cancer, arming them with critical information to make better treatment decisions.

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

International Business Background and Products
We commercialize our Oncotype DX Breast Recurrence Score test internationally through employees in Canada, Japan and eight European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in more than 90 countries outside of the United States. We do not offer our Cologuard test or COVID-19 testing outside of the United States.

Pipeline Research and Development
Our research and development efforts are focused on developing new products and enhancing existing products to address unmet cancer needs and expand the clinical utility and addressable patient populations for our existing tests. We expect to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids and to leverage recent business development activities to accelerate our leadership in earlier cancer detection and treatment guidance. We are pursuing the following opportunities:
•Colorectal Cancer Screening. We are seeking opportunities to improve upon our Cologuard test’s performance characteristics. In January 2022, we and Mayo Foundation for Medical Education and Research (“Mayo”) presented at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium findings from a study including prospectively collected samples that showed overall sensitivity of 95% for colorectal cancer at specificity of 92%. Subgroup analyses showed 83% sensitivity for high-grade dysplasia, the most dangerous pre-cancerous lesions, and 57% for all advanced pre-cancerous lesions. To establish the performance of an enhanced multi-target stool DNA test, we expect to enroll up to 29,000 patients 40 years of age and older in our multi-center, prospective BLUE-C study. The timing of any such enhancements to our Cologuard test is unknown and would be subject to FDA approval. We are also working to develop a blood-based screening test for colorectal cancer.
•Multi-Cancer Early Detection (“MCED”) Test Development. We are currently seeking to develop a blood-based, MCED test. In January 2021, we completed the acquisition of Thrive Earlier Detection Corporation (“Thrive”), a healthcare company dedicated to developing a blood-based, MCED test. We are combining Thrive's expertise with our scientific capabilities, clinical organization, and commercial infrastructure to bring an accurate blood-based, multi-cancer early detection test to patients. In September 2022, we announced data at the European Society for Medical Oncology (“ESMO”) Congress from a biomarker validation study, which demonstrated the ability to detect cancer signals from 15 organ sites, including 11 with no screening option available today, with a mean sensitivity of 61% and mean specificity of 98.2%. The multi-biomarker approach detected stage I and stage II cancers with a combined sensitivity of 38.7%. A larger case-control study is underway to further validate the results shared at ESMO and to determine the final design of the MCED test. We will then begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial during 2023. We expect that the SOAR trial will be the largest prospective, interventional MCED trial ever conducted in the United States.
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
•Hereditary Cancer Testing. In December 2021, we acquired PreventionGenetics, LLC (“PreventionGenetics”), a DNA testing laboratory that provides more than 5,000 predefined genetic tests for nearly all clinically relevant genes, additional custom panels, and comprehensive germline whole exome and whole genome sequencing tests. We intend to use PreventionGenetics' capabilities to expand the use of hereditary cancer testing in the U.S. and globally. In the third quarter of 2022, we made our hereditary cancer test, Riskguard, available to oncologists through an early-access program.
Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our current product portfolio and expand our product pipeline by developing additional cancer screening and diagnostic tests, we expect that our research and development expenditures will continue to increase.

COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. We have partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. As public health impacts of COVID-19 evolve, we intend to periodically reassess offering COVID-19 testing.

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
The inflationary environment has resulted in higher prices, which have impacted costs incurred to generate revenue from our laboratory testing services, costs to attract and retain personnel, and other operating costs. The severity and duration of the current inflationary environment remains uncertain and may continue to impact our financial condition and results of operations. Additionally, fluctuations in foreign currency exchange rates can affect our financial position and results of operations. With the strengthening of the U.S. dollar against foreign currencies, the remeasurement of our foreign currency denominated transactions has resulted in decreased revenues. While the impact has not been material to our financial position to date and we make efforts to hedge our foreign currency exchange rate exposure, we cannot predict the extent to which currency fluctuations may affect our business and financial position in the future.

Cologuard Promotion
In March 2022, we announced our partnership with Katie Couric, award winning journalist and colorectal cancer advocate, to continue to highlight the urgent need for people to get screened. Entitled ‘Mission to Screen,’ the year-long marketing and social-media campaign is educating Americans on the importance of early detection, starting colon cancer screening at age 45 for average risk individuals, and the availability of multiple screening options. 'Mission to Screen' is being placed in broadcast and digital outlets. It includes a national television commercial, a website featuring interviews with real doctors and patients, and a social media initiative encouraging people to share their reasons to screen.

Results of Operations
We have generated significant losses since inception and, as of September 30, 2022, we had an accumulated deficit of approximately $3.14 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.
Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype, and COVID-19 tests.

	Three Months Ended September 30,
Amounts in millions	2022	2021	Change
Screening	$360.8	$280.4	$80.4
Precision Oncology	151.4	145.4	6.0
COVID-19 Testing	10.9	30.6	(19.7)
Total	$523.1	$456.4	$66.7

	Nine Months Ended September 30,
Amounts in millions	2022	2021	Change
Screening	$1,021.2	$784.6	$236.5
Precision Oncology	458.1	412.6	45.4
COVID-19 Testing	52.1	96.0	(44.0)
Total	$1,531.3	$1,293.3	$238.0
The increase in Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was mainly due to an increase in the number of completed Cologuard tests and revenue generated from new products as a result of our acquisition of PreventionGenetics in the fourth quarter of 2021. Improved sales team productivity, more patients rescreening with our Cologuard test, and first-time users in the 45 to 49 age group contributed to the increase in completed Cologuard tests for the three and nine months ended September 30, 2022. Relative recovery from the COVID-19 pandemic contributed to sales team productivity for the three and nine months ended September 30, 2022. The increase in Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype products, was mainly due to an increase in the number of completed Oncotype tests, both domestically and internationally, and revenue generated from new products as a result of our acquisition of Ashion Analytics, LLC (“Ashion”) in the second quarter of 2021. Continued adoption by node-positive patients following the RxPONDER publication in the New England Journal of Medicine also contributed to the increase in completed Oncotype tests for the three and nine months ended September 30, 2022. The increase in completed Oncotype tests was partially offset by a decrease in revenues from our GPS test, which was divested on August 2, 2022.
During the three and nine months ended September 30, 2022, revenue recognized from changes in transaction price was $6.4 million and $17.6 million, respectively. During the three and nine months ended September 30, 2021, there was a downward adjustment to revenue from a change in transaction price of $0.2 million and $13.2 million, respectively. The increase to revenue in 2022 is a result of improvements made in our order to cash operations, specifically within our billing systems and processes.

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
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales includes costs related to inventory production and usage, shipment of collection kits and tissue samples, royalties and the cost of services to process tests and provide results to healthcare providers. The increase in cost of sales for the three and nine months ended September 30, 2022 is primarily due to an increase in production costs and personnel expenses, which is primarily due to an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. In addition, our production costs and personnel expenses have risen as a result of the inflationary environment discussed above. The increase was partially offset by a reduction in the number of COVID-19 tests completed year over year. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended September 30,
Amounts in millions	2022	2021	Change
Production costs	$87.3	$63.9	$23.4
Personnel expenses	39.0	31.7	7.3
Facility and support services	16.5	15.7	0.8
Stock-based compensation	4.5	4.3	0.2
Other cost of sales expenses	0.6	0.1	0.5
Total cost of sales expense	$147.9	$115.7	$32.2

	Nine Months Ended September 30,
Amounts in millions	2022	2021	Change
Production costs	$244.6	$188.8	$55.8
Personnel expenses	118.4	92.4	26.0
Facility and support services	48.7	44.9	3.8
Stock-based compensation	14.3	12.8	1.5
Other cost of sales expenses	1.2	0.8	0.4
Total cost of sales expense	$427.2	$339.7	$87.5

Research and development expenses. Research and development expenses for the nine months ended September 30, 2021 included $52.3 million for the acquisition of the exclusive license to TARDIS in January 2021 and $33.1 million incurred for the acquisition of PFS Genomics, Inc., which was completed in June 2021. These acquisitions were accounted for as asset acquisitions, as opposed to the May 2022 acquisition of OmicEra Diagnostics GmbH, which was accounted for as a business combination, and are further described in Note 16 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. When excluding the impact of these asset acquisitions, research and development expenses increased by $15.4 million and $87.2 million for the three and nine months ended September 30, 2022 primarily due to an increase in BLUE-C and MCED clinical trial related expenses. In addition, personnel expenses and facility and support services increased due to an increase in headcount and other resources needed to support our ongoing clinical trials, which was partially offset by favorable stock-based compensation expense primarily driven by a decrease in expense associated with equity awards issued in connection with the Thrive acquisition. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended September 30,
Amounts in millions	2022	2021	Change
Direct research and development	$32.3	$28.7	$3.6
Personnel expenses	34.6	25.1	9.5
Facility and support services	12.2	6.4	5.8
Stock-based compensation	7.7	12.2	(4.5)
Professional fees	1.1	1.7	(0.6)
Other research and development	2.9	1.3	1.6
Total research and development expenses	$90.8	$75.4	$15.4

	Nine Months Ended September 30,
Amounts in millions	2022	2021	Change
Direct research and development	$123.8	$74.9	$48.9
Personnel expenses	106.0	69.7	36.3
Facility and support services	32.8	18.8	14.0
Stock-based compensation	27.2	39.3	(12.1)
Professional fees	3.1	4.7	(1.6)
Other research and development	6.2	4.5	1.7
Licensed technology acquisition	—	85.3	(85.3)
Total research and development expenses	$299.1	$297.2	$1.9

Sales and marketing expenses. The decrease in sales and marketing expenses for the three months ended September 30, 2022 was primarily due to a decrease in professional and legal fees incurred related to our promotion agreement with Pfizer Inc. (“Pfizer”), which was amended in the fourth quarter of 2021 as further discussed in Note 11 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This was partially offset by an increase in personnel expenses and direct marketing spend. The increase in sales and marketing expenses for the nine months ended September 30, 2022 was primarily due to an increase in direct marketing spend to support the future growth of our products and increased personnel expenses and stock-based compensation as a result of an increase in headcount, including the approximately 400 former Pfizer sales representatives that were onboarded in the third quarter of 2021. This increase was partially offset by a decrease in professional and legal fees related to our promotion agreement with Pfizer. We expect sales and marketing expenses to increase in future periods to support growth of our Cologuard, Oncotype, and pipeline products, but expect it to decrease as a percentage of revenue over time.

	Three Months Ended September 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$99.3	$92.3	$7.0
Direct marketing costs	53.8	48.0	5.8
Stock-based compensation	14.3	14.7	(0.4)
Facility and support services	11.7	16.7	(5.0)
Professional and legal fees	8.1	23.0	(14.9)
Other sales and marketing expenses	0.5	1.9	(1.4)
Total sales and marketing expenses	$187.7	$196.6	$(8.9)

	Nine Months Ended September 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$336.6	$264.3	$72.3
Direct marketing costs	175.5	136.5	39.0
Stock-based compensation	47.3	41.6	5.7
Facility and support services	37.4	50.0	(12.6)
Professional and legal fees	37.1	81.5	(44.4)
Other sales and marketing expenses	1.9	3.7	(1.8)
Total sales and marketing expenses	$635.8	$577.6	$58.2

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2021 included $10.2 million and $141.4 million in acquisition and integration related costs as part of our acquisitions completed during the year, which primarily consisted of integration related stock-based compensation and professional and legal fees incurred. Acquisition and integration related costs were not significant for the three and nine months ended September 30, 2022. When excluding the impact of acquisition and integration related costs, personnel expenses increased due to an increase in headcount to support our growth in our operations and from our recent acquisitions. In addition, facility and support services increased to support the build out of our facilities and our increased headcount. The decrease in other general and administrative expenses is primarily due to gains of $5.9 million and $57.6 million recorded during the three and nine months ended September 30, 2022 as a result of the change in fair value of our outstanding contingent consideration as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We expect significant leverage in general and administrative expenses going forward, but expenses will generally continue to increase in future periods due to an increase in headcount that will be necessary to support the growth in our existing and pipeline products.

	Three Months Ended September 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$93.6	$79.3	$14.3
Facility and support services	36.4	25.7	10.7
Professional and legal fees	32.6	34.1	(1.5)
Stock-based compensation	23.0	32.4	(9.4)
Other general and administrative	6.4	15.0	(8.6)
Total general and administrative expenses	$192.0	$186.5	$5.5

	Nine Months Ended September 30,
Amounts in millions	2022	2021	Change
Personnel expenses	$292.8	$225.5	$67.3
Facility and support services	103.0	60.8	42.2
Professional and legal fees	89.5	99.2	(9.7)
Stock-based compensation	72.1	189.6	(117.5)
Other general and administrative	(14.0)	46.8	(60.8)
Total general and administrative expenses	$543.4	$621.9	$(78.5)
Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased to $23.5 million for the three months ended September 30, 2022 compared to $23.9 million for the three months ended September 30, 2021. The decrease is primarily due to reduced amortization on the intangible assets that were disposed of related to the sale of the GPS test, which was partially offset by amortization of intangible assets acquired as part of our acquisitions of PreventionGenetics in December 2021 and OmicEra in May 2022. Amortization of acquired intangible assets increased to $74.5 million for the nine months ended September 30, 2022, compared to $71.0 million for the nine months ended September 30, 2021. The increase in amortization of acquired intangible assets for the nine months ended September 30, 2022 was due to the amortization of intangible assets acquired as part of our acquisitions described above in addition to Ashion in April 2021.
Impairment of long-lived assets. Impairment of long-lived assets decreased to $5.9 million and $12.5 million for the three and nine months ended September 30, 2022, respectively, compared to $20.2 million for the three and nine months ended September 30, 2021. The impairment charges recorded during the three months ended September 30, 2022 included impairments to the supply agreement intangible asset acquired as part of the combination with Genomic Health, and a building lease in Redwood City, California. For the nine months ended September 30, 2022, we also recorded an impairment on the acquired developed technology intangible asset acquired as part of the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”). The impairment charge recorded during the three and nine months ended September 30, 2021 related to the supply agreement intangible asset acquired as part of the combination with Genomic Health.

Other operating loss. Other operating loss increased to $13.2 million for the three and nine months ended September 30, 2022 compared to zero for the three and nine months ended September 30, 2021. The $13.2 million loss for the three and nine months ended September 30, 2022 represents the loss on the sale of our GPS test to MDxHealth, which is the difference between the carrying value of the asset sold as of the closing date and the consideration received from the sale. The sale of the GPS test is further discussed in Note 16 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Investment income (loss), net. For the three months ended September 30, 2022, we had net investment loss of $8.6 million, compared to net investment loss of $4.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we had net investment loss of $13.8 million, compared to net investment income of $30.5 million for the nine months ended September 30, 2021. The net investment loss for the three and nine months ended September 30, 2022 was primarily due to losses recorded on our equity securities. Net investment income for the nine months ended September 30, 2021 was primarily due to the realized gain of $30.5 million that was recorded on our preferred stock investment in Thrive at closing in January 2021, which represented the adjustment to our historical investment to its fair value prior to our acquisition of Thrive. Our acquisition of Thrive is further described in Note 19 of our 2021 Form 10-K.
Interest expense. Interest expense increased to $5.2 million for the three months ended September 30, 2022 compared to $4.7 million for the three months ended September 30, 2021. Interest expense recorded from our outstanding convertible notes totaled $4.0 million during each of the three months ended September 30, 2022 and 2021. Interest expense increased to $14.2 million for the nine months ended September 30, 2022 compared to $13.9 million for the nine months ended September 30, 2021. Interest expense recorded from our outstanding convertible notes totaled $12.1 million during each of the nine months ended September 30, 2022 and 2021. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax benefit. Income tax benefit decreased to $3.1 million for the three months ended September 30, 2022 compared to $3.9 million for the three months ended September 30, 2021. Income tax benefit decreased to $6.9 million for the nine months ended September 30, 2022 compared to $242.6 million for the nine months ended September 30, 2021. This decrease in income tax benefit is primarily due to an income tax benefit of $239.2 million recorded during the nine months ended September 30, 2021 as a result of the change in the deferred tax asset valuation allowance resulting from the acquisition of Thrive.

Liquidity and Capital Resources
Overview
We have incurred losses and negative cash flows from operations since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash and cash equivalents and marketable securities on hand at September 30, 2022, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. During the fourth quarter of 2021, PNC Bank, National Association issued a letter of credit of $2.9 million, which reduced the amount available for cash advances under the line of credit to $147.1 million. As of September 30, 2022, we had not drawn any funds under the Revolver. In addition to the Revolver, we have access to $150.0 million under an accounts receivable securitization facility (the “Securitization Facility”), which expires in June 2024. The amount that we may borrow is determined based on the amount of qualifying accounts receivable at a given point in time. The Securitization Facility is collateralized by our accounts receivables. As of September 30, 2022, we had $50.0 million outstanding under the Securitization Facility, which is the minimum amount that we must borrow under the terms of the Securitization Facility. The Revolver and Securitization Facility are further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2022, we had approximately $235.3 million in unrestricted cash and cash equivalents and approximately $433.8 million in marketable securities.
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
Cash Flows

	Nine Months Ended September 30,
Amounts In millions	2022	2021
Net cash used in operating activities	$(275.6)	$(77.7)
Net cash provided by (used in) investing activities	132.2	(1,160.5)
Net cash provided by financing activities	66.4	20.7
Operating activities
The cash used in operating activities for the nine months ended September 30, 2022 was primarily to fund our net loss. The increase in our net loss was primarily due to an increase in expenses incurred to process our tests and an increase in operating expenses incurred to support the growth of our operations as further discussed above. The increase in cash used was also due to timing of payments on our accounts payable and accrued expenses, including payments made during the nine months ended September 30, 2022 under our promotion agreement with Pfizer and for certain personnel related liabilities that were accrued for as of December 31, 2021. This was partially offset by an increase in revenue, which was driven by an increase in completed Cologuard and Oncotype tests.
Investing activities
Cash provided by investing activities for the nine months ended September 30, 2022, was primarily due to a net cash inflow from purchases, sales, maturities of marketable securities of $275.0 million and $25.0 million from the sale of our GPS test in the third quarter, which was partially offset by purchases of property and equipment of $141.6 million and investments in privately held companies of $26.8 million. Cash used in investing activities for the nine months ended September 30, 2021 was primarily due to a net cash outflow from purchases, sales, and maturities of marketable securities of $596.7 million, our acquisition of Thrive of $343.2 million, our acquisition of Ashion of $72.3 million, our asset acquisition of PFS Genomics of $33.1 million, our TARDIS license asset acquisition of $25.0 million, purchases of property and equipment of $76.4 million, and investments in privately held companies of $13.6 million.
Financing activities
The cash provided by financing activities during the nine months ended September 30, 2022 consisted of proceeds of $50.0 million from our accounts receivable securitization facility, $15.5 million in connection with our employee stock purchase plan, and $6.0 million from the exercise of stock options, which was partially offset by cash outflows of $5.1 million for other financing activities. The cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds of $13.4 million from the exercise of stock options and $12.0 million in connection with our employee stock purchase plan, which was partially offset by $4.7 million for other financing activities.

Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2021 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2021 Form 10-K. Other than the Securitization Facility and Revolver maturity date extension described above, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the nine months ended September 30, 2022.
As of September 30, 2022, we had no off-balance sheet arrangements.

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
For a discussion of our critical accounting policies and estimates, refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2021 Form 10-K.
Recent Accounting Pronouncements
See Note 1 of our condensed consolidated financial statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of September 30, 2022 and December 31, 2021 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of September 30, 2022, we had $50.0 million in outstanding variable rate debt. Based on a hypothetical 100 basis point increase in market interest rates, annual interest expense on variable rate debt as of September 30, 2022 would increase by approximately $0.5 million. If we were to draw down additional amounts under either our Revolving Loan or Securitization Facility, the impact of increases in prevailing market interest rates would be even greater. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.

Foreign Currency Risk
The functional currency for most of our international subsidiaries is the U.S. dollar, and as a result we are not subject to material gains and losses from foreign currency translation of the subsidiary financial statements. Substantially all of our revenues are recognized in U.S. dollars, although a small portion is denominated in foreign currency as we continue to expand into markets outside of the U.S. Certain expenses related to our international activities are payable in foreign currencies. As a result, factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets will affect our financial results. With the strengthening of the U.S. dollar against certain foreign currencies this past year, the remeasurement of our international revenues has resulted in decreased revenues.
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2022, we had open foreign currency forward contracts with notional amounts of $29.7 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties. The information called for by this item is incorporated by reference to the information in Note 14 of our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2021 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. There have been no material changes to the risk factors described in the 2021 Form 10-K and in subsequently filed Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 5, 2022, we issued 2,268 shares of restricted stock to Mayo Foundation for Medical Education and Research as part of the existing services and license agreement.
On September 26, 2022, we issued 6,448 shares of common stock to XMS Capital Partners in consideration for services performed related to the Oncotype DX Genomic Prostate Score test divestiture.
We believe that the offers and sales of the securities referenced above were exempt from registration under the Securities Act of 1933 (the “Securities Act”) by virtue of Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions not involving any public offering. Use of this exemption is based on the following facts:
•Neither we nor any person acting on behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.
•At time of the divestiture, the recipients of the securities were accredited investors, as defined in Rule 501(a) of the Securities Act.
•The recipients of the securities have had access to information regarding the Company and are knowledgeable about us and our business affairs.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Sixth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/28/2022	001-35092

10.1*	Employment Agreement, dated September 2, 2022, by and between Brian Baranick and the Registrant	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2022 filed on November 3, 2022, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended September 30, 2022, filed with the Securities and Exchange Commission on November 3, 2022, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 3, 2022	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)