Form 10-K
period 2022-12-31
EXACT SCIENCES CORP
filed 2023-02-21
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately 6,905,065,031 (based on the closing price of the Registrant’s Common Stock on June 30, 2022 of $39.39 per share).
The number of shares outstanding of the Registrant’s $0.01 par value Common Stock as of February 20, 2023 was 178,217,142.
DOCUMENT INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

EXACT SCIENCES CORPORATION
ANNUAL REPORT ON FORM 10‑K
YEAR ENDED DECEMBER 31, 2022

PART I
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10‑K regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; our reliance upon certain suppliers, including suppliers that are the sole source of certain products; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities; our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness; the potential effects of changing macroeconomic conditions, including the effects of inflation and interest rate and foreign currency exchange rate fluctuations and any such efforts to hedge such effects; our ability to efficiently and flexibly manage our business amid uncertainties related to the coronavirus (“COVID-19”) pandemic; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations or the divestiture of business operations will be greater than expected and the possibility that integration or divestiture efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; our ability to retain and hire key personnel; and the impact of labor shortages, turnover, and labor cost increases. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections in this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. Business
Overview
Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) is a leading, global, advanced cancer diagnostics company. We have developed some of the most impactful tests in cancer diagnostics, and are currently working to bring new, innovative cancer tests to patients throughout the world.
We are committed to making earlier cancer detection a routine part of medical care. From screening to treatment guidance, we help people get the answers they need to make more informed cancer care decisions. Our revenues are primarily generated by our laboratory testing services from our Cologuard® colorectal cancer screening test and our Oncotype DX® cancer diagnostic tests and services.
During 2022, Exact Sciences achieved many critical milestones, including:
•being Great Place to Work certified for the 4th consecutive year,
•surpassing 12 million cumulative people tested for cancer, including 10 million with our Cologuard test,
•expanding our global network of ordering healthcare providers to more than 350,000,
•growing core revenue, which excludes revenue from PreventionGenetics, LLC (“PreventionGenetics”) and the Oncotype DX Genomic Prostate Score test (“GPS test”), by $372.1 million compared to the year ended December 31, 2021,
•accelerating our path to profitability through prioritization efforts, leading to improved financial results including positive cash provided by operating activities in the fourth quarter, and
•generating high-quality evidence supporting our key research and development initiatives within colorectal cancer screening, multi-cancer early detection (“MCED”), and molecular residual disease (“MRD”).
Our Products and Services
With a leading portfolio of products for earlier cancer detection and treatment guidance, we provide patients with earlier, smarter answers. Our current products and services focus on screening and precision oncology tests.
Our Screening Tests
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
We believe the large underserved population of unscreened and inadequately screened patients represents a significant opportunity for our Cologuard test. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease — with pre-cancerous lesions or early-stage cancer — are more likely to have a complete recovery and to be treated less expensively. Colorectal cancer is the second leading cause of cancer deaths in the United States (“U.S.”) and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately 153,000 new cases of colorectal cancer and approximately 53,000 deaths.
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
More than 55% of Americans between the ages of 45 and 85 who are at average risk for colorectal cancer are not up-to-date with screening according to the American Cancer Society’s (“ACS”) colorectal cancer screening guidelines. We believe our Cologuard test helps more people get screened for colorectal cancer. Internal studies have shown that approximately 40% of surveyed Cologuard users were previously unscreened for colorectal cancer.
Our Cologuard test is included in key guidelines and quality measures that many healthcare providers rely on when making screening recommendations.
•In its updated guidelines released in May 2021, the U.S. Preventive Services Task Force (“USPSTF”) gave an “A” grade to colorectal cancer screening starting at age 50 and continuing until age 75 and a “B” grade to colorectal cancer screening for ages 45 to 49. The updated guidelines include our Cologuard test (referred to in their statement as sDNA-FIT) as a recommended screening method for all average-risk patients in the 45-75 age group.
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
Our Precision Oncology Tests
Our tests deliver actionable genomic insights to inform prognosis and cancer treatment after a diagnosis. We enable patients to take a more active role in their cancer care and make it easy for providers to order tests, interpret results, and personalize medicine by applying real-world evidence and guideline recommendations.
Oncotype DX Breast Recurrence Score® Test
Our Oncotype DX Breast Recurrence Score test has been demonstrated to identify patients who are most likely to benefit from chemotherapy as well as those who may receive no clinical benefit from chemotherapy.

Among women, breast cancer is the most commonly diagnosed cancer and the leading cause of cancer death. In 2023, nearly 298,000 women are expected to be diagnosed with invasive breast cancer in the U.S. according to ACS, and nearly 56,000 women are expected to be diagnosed with non-invasive (in situ) breast cancer. Worldwide, it is estimated that there are approximately 2.3 million newly diagnosed cases of breast cancer each year.
The Oncotype DX Breast Recurrence Score test examines the activity of 21 genes in a patient’s breast tumor tissue to provide personalized information for tailoring treatment based on the biology of the patient's individual disease. The test is supported by multiple rigorous clinical validation studies, including the landmark TAILORx and RxPONDER studies, confirming the test’s ability to predict the likelihood of chemotherapy benefit as well as the chance of cancer recurrence in certain common types of early-stage breast cancer.
As the only test proven to predict chemotherapy benefit, the Oncotype DX Breast Recurrence Score test is included in all major cancer guidelines worldwide, and on this basis can be considered a standard of care for most women with early-stage breast cancer.
Oncotype DX Breast DCIS Score® Test
Our Oncotype DX DCIS test provides ductal carcinoma in situ (“DCIS”) patients an individualized prediction of the 10-year risk of local recurrence (DCIS or invasive carcinoma), represented by a DCIS Score® result. This test helps guide treatment decision-making in women with DCIS treated by local excision, with or without tamoxifen. Development of our Oncotype DX Breast DCIS Score test was based on published results for the Oncotype DX Breast Recurrence Score test that showed similarity in the expression profiles of genes between DCIS and invasive breast cancer when both are present within the same patient tumor.
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
OncoExTra™ Test
In April 2021, we began performing and selling the OncoExTra test, previously known as GEM ExTra, as a result of our acquisition of Ashion Analytics, LLC (“Ashion”). The OncoExTra test applies comprehensive tumor profiling, utilizing whole exome and whole transcriptome sequencing, to aid in therapy selection for patients with advanced, metastatic, refractory, relapsed, or recurrent cancer. With an extensive panel of 20,000 genes and 169 introns, the OncoExTra test is one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today.
COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. We have partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. As public health impacts of COVID-19 evolve, we intend to periodically reassess offering COVID-19 testing. We expect that demand for our COVID-19 testing services will decline over time as the pandemic abates and government funding for COVID-19 testing services is reduced.

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
Through our collaboration with the Mayo Foundation for Medical Education and Research (“Mayo”), we have successfully performed validation studies involving multiple types of cancer using tissue, blood, and other sample types. In September 2020, Mayo agreed to make available certain personnel to provide us research and development assistance through January 2025. Through recent business development activities, we have also acquired exclusive access to technologies developed by The Johns Hopkins University, The Translational Genomics Research Institute (“TGen”), Oxford University, and the Ludwig Institute for Cancer Research.
We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening. We are seeking to improve our Cologuard test’s performance characteristics, focusing on reducing the false positive rate of the test. In January 2022, we and Mayo presented data at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium showing overall sensitivity of 95% for colorectal cancer at specificity of 92%. In December of 2022, we finished enrollment of our multi-center, prospective BLUE-C study, which we expect to support FDA approval of our enhanced Cologuard test. We are also working to develop a blood-based screening test for colorectal cancer as a second-line option for people who haven't been screened with more accurate methods.
•MCED Test Development. We are currently seeking to develop a MCED test to help detect many different types of cancer from a single blood draw. In September 2022, we presented data at the European Society for Medical Oncology (“ESMO”) Congress from a biomarker validation study, which demonstrated the ability to detect cancer signals from 15 organ sites with a mean sensitivity of 61% and mean specificity of 98.2%. The multi-biomarker approach detected stage I and stage II cancers with a combined sensitivity of 38.7%. A larger case-control study is underway to further validate the results shared at ESMO and to determine the final design of the MCED test. We will then begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be the largest prospective, interventional MCED trial ever conducted in the United States.
•MRD Test Development. We plan to offer both a tumor-informed and tumor-naive MRD test to help detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial cancer treatment. These tests will help patients and oncologists understand the success of initial treatment and monitor for cancer recurrence. Our goal is to support all patients in MRD and recurrence monitoring, whether there is access to tumor tissue to inform patient-specific biomarker targets or no access to tissue and a predefined biomarker panel is used. We are currently evaluating different technological approaches for both test types, and have presented promising proof of concept data.
Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our current portfolio and advance our pipeline, we expect that our research and development expenditures will continue to increase.
Commercial Operations
We have one core commercial function with specific teams focused on screening, precision oncology, and international markets.
Cologuard Test Commercial Operations
We promote our Cologuard test through a region and market-based model comprised of our health systems, primary care, screening advocate, and inside sales team members.
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
We have undertaken a significant public relations effort to engage patients in the U.S., and launched demographically-targeted, direct-to-patient advertising campaigns in digital, social, print, and other channels. We promote our Cologuard test through a national television advertising campaign, with a majority of placements in national cable and syndicated programming widely viewed by our target patient demographic. During 2022, we continued to deepen our investment in virtual resources, strengthened our digital and television media channels, and partnered with Katie Couric through our “Mission to Screen” campaign. We also built new capabilities to market our Cologuard test to health systems, with a focus on health information technologies.
Oncotype® Commercial Operations
We promote our Oncotype tests through our precision oncology sales force. Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to the success of our Oncotype products. In our domestic sales, marketing and reimbursement efforts, we interact directly with medical, radiation, and surgical oncologists, pathologists, and payers. We employ a direct sales approach that targets oncologists and cancer surgeons and utilizes medical education and scientific liaisons who target key opinion leaders. We also plan to continue conducting clinical studies with the objective of having results published in peer-reviewed journals. We believe the combination of these approaches is our best means to increase patient and healthcare provider awareness of our Oncotype products and services and the number of favorable reimbursement coverage decisions by third-party payers.
International Commercial Operations
We now commercialize or plan to commercialize our Oncotype tests outside the United States through employees in Canada, Japan, and eight European countries, as well as through exclusive distribution agreements. We do not offer our Cologuard test outside of the U.S. We have provided our Oncotype tests in more than 90 countries.
Inclusion of our products in guidelines and quality measures will be critical to our international success. The Oncotype DX breast cancer test is recognized in international guidelines issued by the St. Gallen International Breast Cancer Expert Panel and European Society for Medical Oncology. Our Oncotype DX breast cancer test has been recommended to guide certain patients' chemotherapy treatment decisions by the National Institute for Health and Care Excellence in England, the Gynecologic Oncology Working Group in Germany, and the Japan Breast Cancer Society. Our Oncotype DX breast cancer test is reimbursed for certain patients in the public health systems in more than ten countries, including Germany, the United Kingdom (“U.K.”), and Canada.
We are exploring opportunities to establish local laboratories in certain locations outside of the U.S. and established local testing capacity in Germany beginning in late 2021. Certain countries have severe restrictions on reimbursing tests performed abroad or exporting tissue samples or patient health data. These restrictions limit our ability to offer our tests in those countries without local laboratories or a method of test delivery that does not require samples to be transported to our U.S. laboratory.
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
New USPSTF colorectal cancer screening guidelines became final in May 2021 and after a transition period, mandate coverage of our Cologuard test beginning at age 45 for ACA covered health plans. We believe most commercial plans covered by this mandate have implemented this change.
State Medicaid agencies generally assign a reimbursement rate for our Cologuard test equal to or less than the prevailing Medicare rate, often determined by state law as a percentage of the Medicare reimbursement rate.
During 2022, CMS finalized policy changes and the Department of Labor clarified coverage for certain preventive health services under the ACA to increase access to recommended non-invasive colorectal cancer screening tests. These policy changes generally require Medicare and most commercial insurers to pay for colonoscopy after a positive at-home, stool-based colorectal cancer screening test without cost to the patient. In some cases, Medicare patients may still be responsible for Part B cost sharing when other procedures are performed in addition to the follow-on colonoscopy (e.g., polyp removal or pathology). However, such cost sharing will be completely phased out by 2030. Additionally, CMS has lowered the minimum age for covering colorectal cancer screening from 50 to 45. For most patients, these financial protections take effect starting January 1, 2023.
Reimbursement for our Oncotype Tests
We depend on government insurance plans, managed care organizations, and private insurance plans for reimbursement of our Oncotype tests.
Medicare coverage for our Oncotype tests is currently subject to the discretion of the local Medicare Administrative Contractors (“MAC”). Palmetto, the MAC that establishes the coverage and coding policies for most of our tests under Medicare, developed the Molecular Diagnostic Services Program (“MolDx”), to identify and establish Medicare coverage for molecular diagnostic tests that fall within the scope of its Molecular Diagnostic Test local coverage decision (“LCD”). To obtain coverage under the MolDx program, developers of molecular diagnostic tests must submit a detailed dossier of analytical and clinical data to substantiate that a test meets Medicare’s requirements for coverage. We have received positive coverage decisions under the MolDx program for our breast, colon, Riskguard, and OncoExTra tests.
Reimbursement of our Oncotype tests by third-party payers is essential to our commercial success. Where there is a payer policy, contract or agreement in place, we bill the third-party payer, the hospital or referring laboratory and/or the patient (for deductibles and coinsurance or co-payments, where applicable) in accordance with established policy, contract or agreement terms. Some payers may apply various medical management requirements, including a requirement that they give prior authorization for an Oncotype test before they are willing to pay for it. Where there is no payer policy in place, we pursue third-party reimbursement on behalf of each patient on a case-by-case basis. Our efforts on behalf of these patients involve a substantial amount of time and expense, and bills may not be paid for many months, if at all. Furthermore, if a third-party payer denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, if we are able to collect at all.
State Medicaid agencies generally assign a reimbursement rate for our Oncotype tests equal to or less than the prevailing Medicare rate, often determined by state law as a percentage of the Medicare reimbursement rate.

International Reimbursement
In many countries, public healthcare systems are primarily responsible for financing and establishing reimbursement for diagnostic tests. The majority of our international Oncotype test revenues come from reimbursement (directly or indirectly), payments from our distributors, and patient self-pay. We have obtained coverage or other public financing for our breast cancer test outside of the U.S., including coverage for certain patients in Canada, France, Spain, Germany, Italy, Ireland, Israel, the Netherlands, Saudi Arabia, Sweden, Switzerland, and the U.K.
We expect that our international sales will be heavily dependent on the availability of reimbursement, and broadening coverage and reimbursement for our Oncotype and other tests outside of the United States will take years.
Reimbursement for Future Products
Successful commercialization of our newly developed products will also depend on our ability to obtain adequate reimbursement from government insurance plans, managed care organizations, private insurance plans, and public healthcare systems outside the U.S. for such products.
Our Clinical Laboratory and Manufacturing Facilities
We process our Cologuard test at two state of the art, high throughput clinical laboratories in Madison, Wisconsin that are certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) and accredited by College of American Pathologist (“CAP”). Our total lab capacity at both facilities is approximately seven million Cologuard tests per year, with the opportunity to add additional capacity, if needed.
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
Beginning in March 2020, we allocated space at our clinical laboratories in Madison, Wisconsin to process our COVID-19 tests. Throughout 2020 and 2021, we manufactured and assembled our COVID-19 test kits at our manufacturing facilities in Madison, Wisconsin. In 2022, we continued to manufacture COVID-19 reagents out of our manufacturing facilities, and provided all the components for the test kits to a third-party vendor for assembly.
A majority of our internally developed Oncotype tests for domestic and international patients are currently processed in our CLIA-certified and CAP-accredited clinical reference laboratory facilities in Redwood City, California. Beginning in 2022, Oncotype DX breast cancer tests for German patients have been processed in our newly constructed facility in Trier, Germany, which is operated by a third-party partner. Our OncoExTra tests, along with tests completed under certain of our reference lab agreements, are processed in our CLIA-certified and CAP-accredited clinical reference laboratory facilities in Phoenix, Arizona.
As part of the acquisition of PreventionGenetics in December 2021, we acquired a CLIA-certified and CAP-accredited DNA testing laboratory in Marshfield, Wisconsin. PreventionGenetics' laboratory provides more than 5,000 predefined genetic tests for nearly all clinically relevant genes, additional custom panels, and comprehensive germline whole exome and whole genome sequencing tests in addition to our hereditary cancer test, Riskguard.
We believe that we currently have sufficient capacity to process all of our tests. We are in the process of expanding our existing facilities to prepare for the expected future growth in our operations.
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

Some of our current and potential competitors may have significant competitive advantage over us, which may make them more attractive to hospitals, clinics, group purchasing organizations and physicians, including:
•technology breakthroughs that we do not have access to;
•entrenched leaders in new areas that we are entering; and
•alternative distribution models that customers prefer.
The U.S. market for colorectal cancer screening is large, consisting of nearly 110 million eligible individuals between the ages of 45 and 85, and has attracted numerous competitors. Our Cologuard test faces competition from procedure-based detection technologies such as colonoscopy, flexible sigmoidoscopy, “virtual” colonoscopy - a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography) - as well as other common screening tests, such as the fecal occult blood test (“FOBT”) and the fecal immunochemical test (“FIT”). Newer screening technologies include liquid biopsy tests, such as Epi proColon, which was approved by the FDA in April 2016, and pill-based imaging solutions like PillCam COLON, which was cleared by the FDA in February 2014, and C-Scan, which obtained a CE Mark in early 2019. As noted below, a number of companies are developing liquid biopsy tests for colorectal cancer screening, as well as other applications.
We also are aware of at least three companies, Mainz Biomed, Prescient Metabiomics, and Geneoscopy, that are seeking to develop or have developed stool-based colorectal cancer tests in the United States. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.
We believe that our Cologuard test, the first and only sDNA-based non-invasive colorectal cancer screening test on the market today, compares favorably to other available products and services. All other colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor adherence, or high cost. For example, colonoscopy requires advanced dietary restrictions and bowel cleansing and can be uncomfortable, time-consuming, hazardous, and expensive. Colonoscopy requires sedation, potential lost time from work, and someone to drive the patient home from the procedure. One study showed that 7 out of 10 people age 50 and older who were told they should get a colonoscopy did not do so primarily due to fear. Fecal blood testing, including FIT testing, suffers from poor sensitivity, with only a 74% detection rate for cancer and 24% detection rate for pre-cancer. Additionally, FIT testing suffers from low adherence over time. One study published in the American Journal of Managed Care demonstrated that only 3 out of every 1,000 patients studied adhered to fecal test screening guidelines during a continuous 10-year observation period. The blood-based DNA tests currently available are also disadvantaged by relatively low sensitivity. Epigenomics AG has reported that the Epi proColon test has an overall cancer sensitivity rate of 68%, and only 59% for early-stage cancer.
Our Oncotype products compete against a number of companies that offer products or have conducted research to profile genes and gene expression in breast and colon cancer such as Agendia Inc., Veracyte, Inc., Myriad Genetics, Inc., and Hologic, Inc. Historically, our principal competition for our Oncotype tests has also come from existing diagnostic methods used by pathologists and oncologists which can be difficult to compete with or supplement. Other potential competitors include companies that develop diagnostic tests such as Roche Diagnostics, a division of Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.
We believe that our Oncotype tests compete primarily on the basis of the value of the information they provide, the clinical validation of their utility, their level of adoption and reimbursement coverage, and their inclusion in clinical practice guidelines. They are also supported by our ability to commercialize products through our clinical development platform, our collaborations with clinical study groups, the quality of our clinical laboratory, and the level of customer service we provide. While we believe that our Oncotype tests compete favorably with respect to these factors, to continue to do so we must innovate and adopt advanced technology, successfully market, sell and enhance our tests, obtain peer-reviewed publications of our clinical studies in a timely manner, continue to obtain positive reimbursement determinations, continue to expand in countries outside of the U.S., continue to develop our technological and clinical operations, encourage healthcare provider participation in Medicare-required information collection efforts, and successfully expand our reach into additional product markets, including through collaborations with third parties.
In addition to our on-market products, we intend to offer additional liquid biopsy solutions, including tests that screen for colorectal cancer, screen for multiple types of cancers in a single test, provide prognostic information, guide therapy selection, and measure molecular residual disease or cancer recurrence.

We are aware of a large number of companies including Guardant Health, Inc., Freenome Inc., GRAIL, Inc., and Natera Inc. that have developed, or are developing, liquid biopsy tests for the detection of cancer. These tests could represent significant competition for our current tests and other tests we are currently developing or may develop in the future. Guardant Health, Inc. and Freenome Inc. are conducting prospective colorectal cancer screening clinical trials for their liquid biopsy tests. Guardant Health reported pivotal trial results in December 2022, and Freenome Inc. is expected to report pivotal trial results in 2023. Guardant Health, Inc. made its blood-based colorectal cancer screening test, Shield, available as a laboratory developed test beginning in May 2022 and is expected to file for FDA approval in early 2023. Geneoscopy is also conducting a prospective colorectal cancer screening clinical trial intended to support FDA approval for its stool-based colorectal cancer screening test and reported pivotal trial results in January 2023.
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
Competitors may develop their own versions of our tests in countries where we did not apply for patents, where our patents have not issued or where our intellectual property rights are not recognized and compete with us in those countries, including encouraging healthcare providers or patients to use their tests in other countries. We are aware of companies in China that offer or intend to offer tests similar to ours. Competitors also may be able to design around our intellectual property.
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
Seasonality
We are continuing to learn how seasonal factors may affect our business. Based on our experience to date, we expect some seasonal variations in our financial results due to a variety of factors, such as the year-end holiday period and other major holidays, vacation patterns of both patients and healthcare providers, climate and weather conditions in our markets, seasonal conditions that may affect medical practices and provider activity, including influenza outbreaks that may reduce the percentage of patients that can be seen, and other factors relating to the timing of patient deductibles and co-insurance limits.
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
U.S. Food and Drug Administration
Devices subject to FDA regulation must undergo premarket review prior to commercialization unless the device is exempt from such review. The FDA granted premarket approval (“PMA”) for our Cologuard test in August 2014. The regulations governing our Cologuard test’s approval place substantial restrictions on how our Cologuard test is marketed and sold, specifically, by prescription only. In addition, as a condition of our FDA approval, we were required to conduct a post-approval study. The post-approval study concluded in 2020 and final results were submitted to the FDA in late 2020. There can be no assurance that the results of this study will be satisfactory and will not cause the FDA to modify or withdraw our approval for the Cologuard test.

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
Laboratory Developed Tests (“LDTs”)
Our Oncotype tests, OncoExTra test, and certain other tests we offer are regulated as LDTs and we may seek to commercialize certain of our products in development as LDTs. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use. Historically, LDTs have been regulated under CLIA while the FDA has exercised enforcement discretion and not required approvals or clearances for many LDTs performed by CLIA-certified laboratories. The FDA has traditionally chosen not to exercise its authority to regulate LDTs because LDTs were limited in number, were relatively simple tests, and were typically used to diagnose rare diseases and uncommon conditions.
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
Our activities must also comply with other applicable privacy laws, which impose restrictions on the access, use and disclosure of personal information. More state and international privacy laws are being adopted. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA including the California Consumer Privacy Act of 2018 (“CCPA”), including expansions and amendments to CCPA pursuant to the California Privacy Rights Act which became operative on January 1, 2023. CCPA protects personal information other than health information covered by HIPAA and allows certain data access and erasure rights to California consumers as well as rights to limit use and disclosure of sensitive personal information. Other similar state laws have been enacted in Utah, Colorado, Virginia, and Connecticut. Further, we are required to comply with international, national, and provincial personal data protection laws and regulations, including the European Union's (“E.U.”) General Data Protection Regulation (“GDPR”). The GDPR and other national or provincial laws provide a prescriptive, detailed regulation that provides extensive powers to public authorities to sanction and stop use of personal data. The GDPR and national or provincial laws outside of Europe have and will continue to require significant effort and expense to ensure compliance. All of these laws may impact our business and may change periodically, which could adversely affect our business operations. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain stool, tissue, blood, and other patient samples and associated patient information could significantly impact our business and our future business plans, including potentially a temporary inability to provide tests to patients in the European Union or other markets.
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
International
When marketing our tests outside of the U.S., we are subject to other countries' regulatory requirements governing human clinical testing, export of tissue, marketing approval for our products, and performance and reporting of tests in each market. These requirements vary by jurisdiction, differ from those in the U.S., and may require us to perform additional pre-clinical or clinical testing. For example, the European Union has amended its existing regulatory framework for in vitro diagnostics by introducing the Regulation 2017/746 (EU) (“EU IVDR”), which amends the existing framework and imposes stricter requirements for the development, marketing and sale of in vitro diagnostics such as our Oncotype DX test in the European Union. These new regulations are more stringent in a variety of areas, including clinical requirements, traceability, quality systems and post-market surveillance activities. The EU IVDR became effective starting in May 2022. As our Oncotype DX test has a pre-existing certification from our notified body, we have until May 2026 to meet certain of the new, more stringent regulatory requirements of EU IVDR with respect to our Oncotype DX test, including obtaining a new positive conformity assessment from our notified body. Complying with the requirements of these regulations has required us to, and may continue to require us to, incur significant expenditures. Failure to meet these requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements. Additionally, in many countries outside of the U.S., coverage, pricing, and reimbursement approvals are also required in order for our tests to be made available to patients in substantial volume.
Many countries in which we offer our tests have anti-inducement laws or regulations prohibiting providers, as well as medical and in vitro diagnostic device manufacturers, from offering, paying, soliciting, or receiving remuneration, directly or indirectly, or providing a benefit to a healthcare professional in order to induce business, or may require declaration of any benefits provided to healthcare professionals. In situations involving healthcare providers employed by public or state-funded institutions or national healthcare services, violation of the local anti-corruption or anti-gift laws may also constitute a violation of the U.S. Foreign Corrupt Practices Act (“FCPA”).
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
Specimen Transportation. Our commercialization activities subject us to regulations of the Department of Transportation, the U.S. Postal Service, and the Centers for Disease Control and Prevention that apply to the surface and air transportation, as well as importation, of clinical laboratory specimens.

Environmental. The cost of compliance with federal, state, and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2022, and there are no material expenditures planned for such purposes for the year ended December 31, 2023.
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
Our success depends upon our ability to protect our technologies through patent coverage. As of December 31, 2022, we had 166 issued patents in the U.S. and 824 issued patents outside of the U.S., which includes validated patents issued by the European Patent Office in key European Union countries, covering genes and methods that are components of the Cologuard test, Oncoguard™ Liver test, Oncotype DX tests, pipeline technologies or research methods, and platform technologies. In addition, we have a number of pending patent applications in the U.S. and in other countries, including provisional and non-provisional filings. Our issued U.S. patents expire at various times between 2023 and 2040. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia, and other jurisdictions. In these patent applications, we have either sole or joint ownership positions. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patent applications. Under some patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of material data transfer agreements that were executed at the onset of our collaborations with third parties.
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
The license agreement will remain in effect, unless earlier terminated by the parties in accordance with the agreement, until the last of the licensed patents expires in 2040 (or later, if certain licensed patent applications are issued). However, if we are still using the licensed Mayo know-how or certain Mayo-provided biological specimens or their derivatives on such expiration date, the term shall continue until the earlier of the date we stop using such know-how and materials and the date that is five years after the last licensed patent expires. The license agreement contains customary termination provisions and permits Mayo to terminate the license agreement if we sue Mayo or its affiliates, other than any such suit claiming an uncured material breach by Mayo of the license agreement.
In addition to granting us a license to the covered Mayo intellectual property, Mayo provides us with research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025.
Johns Hopkins University (“JHU”)
Through the acquisition of Thrive Earlier Detection Corporation (“Thrive”), we acquired a worldwide exclusive license agreement with JHU for use of several JHU patents and licensed know-how. We are seeking to utilize the JHU licensed technology to develop and commercialize a blood-based MCED test. The agreement terms include single-digit sales-based royalties and sales-based milestone payments of $10.0 million, $15.0 million, and $20.0 million upon achieving calendar year licensed product revenue using JHU proprietary data of $0.50 billion, $1.00 billion, and $1.50 billion, respectively.
In addition to granting us a license to the covered JHU intellectual property, JHU provides us with research and development assistance pursuant to other collaboration arrangements.
Human Capital
Our vision to provide the clarity to take life-changing action earlier drives us to find ambitious, dynamic individuals who thrive in a team-based environment. To facilitate talent attraction and retention, we strive to make Exact Sciences a diverse and inclusive workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs.
At December 31, 2022, we had approximately 6,400 full-time, part-time and temporary employees, 6,300 of which were full-time employees. More than 95% of our employees are located in the United States and none of our employees are represented by a labor union. During fiscal year 2022, our voluntary turnover rate was approximately 15%, below the healthcare industry benchmark, which is comprised of certain of our key competitors (Aon, 2022 Salary Increase and Turnover Study — Second Edition, September 2022).
Diversity and Inclusion
We believe diversity in thought, experience, perspective, and background within our team is necessary to support our core value of innovation. We are firmly committed to providing equitable opportunity in all aspects of employment and will not discriminate in any employment decision because of a person’s race, color, sex, religion, national origin, age, disability, sexual orientation, gender identity, genetic information, veteran status, or any other basis prohibited by applicable law. In order to increase the pool of diverse candidates for open positions, we partner with community resource groups and participate in diversity-focused career fairs.
Our Executive VP of Human Resources is part of the executive leadership team and has direct responsibility for our diversity and inclusion efforts. We track and monitor workforce diversity data to ensure we are fulfilling our diversity and inclusion aspiration – to be known as a great place to work for all. Thanks, in part, to our competitive benefits and the positive results of our diversity and inclusion program, women make up approximately 54% of total employees (full-time and part-time), and 42% of management positions. Our ten-member Board of Directors includes four female members to support diversity of opinion and perspective at the board level as well. In addition, we have been awarded with a Great Place to Work® CertificationTM in 2022, Fortune's Best Workplaces in Health Care & BiopharmaTM in 2022, and Forbes' Best-in-State Employer in 2022.

Compensation and Benefits
Attracting the best talent starts with offering industry-leading compensation and benefits. We want our compensation and benefits to give our employees a sense of ownership in our company, and pride and determination to achieve our mission. To help our eligible employees achieve financial well being and share in the success they create, we offer competitive base pay, a company-sponsored 401(k) plan with employer matching, retirement planning resources, employee stock purchase plan opportunities, stock awards upon hire and annually thereafter, and annual cash bonus programs. To help our eligible employees get and stay healthy, we offer our employees generous health benefits, including among others, medical, dental, and vision care coverage for employees and their dependents; family formation benefits (such as adoption assistance, (in)fertility treatments, etc.), life, disability, and accident insurance and critical illness benefits; health care and dependent care flexible spending account programs and employer contributions to health savings accounts (for specific medical plans). To enable our eligible employees to take the time they need to re-energize and focus on what matters most, we offer a parental leave program and ample time away benefits (vacation, sick, holidays, volunteer time, voting time, other leaves). To foster a culture of care and compassion, we offer eligible employees an employee assistance program with employer-paid counseling coverage for employee and household members, charitable donation matches, commuter benefits, family care assistance, wellness programs, including fitness and mental health/well being, and more.
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
We create opportunities for personal growth, professional growth, and career mobility for all employees. From facilitated workshops and podcasts to eLearning modules, individual development plans, mentoring and coaching, we have invested in developmental capabilities to meet our employees at any stage of their career and help them grow. We have a variety of tools to facilitate developmental feedback. We maintain a mentoring program aimed to support the growth and development journey of employees, increase talent retention, enhance our inclusive culture, and increase partnership and collaboration across the business. We also host an annual leadership summit, bringing leaders across the Company together for two and a half days of dedicated development and enrichment activities. Thanks, in large part, to our training and development investments, in 2022 we were able to fill 36% of our open positions with internal candidates.
Financial Information
See our consolidated financial statements included elsewhere in this Form 10-K and accompanying notes to the consolidated financial statements.
Available Information
We were incorporated in the State of Delaware on February 10, 1995. Our corporate headquarters are located at 5505 Endeavor Lane, Madison, Wisconsin 53719. Our telephone number is 608-284-5700. Our Internet website address is www.exactsciences.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8‑K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
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
•We may engage in acquisitions or divestitures that are not successful and which could disrupt our business and reduce our financial resources and shareholder value.
•International expansion of our business exposes us to business, regulatory, labor, political, operational, financial, compliance, payment collection, and economic risks associated with doing business outside of the U.S.
•Our business is affected by macroeconomic conditions.
•The ongoing military action by Russia in Ukraine could have negative impact on the global economy which could materially adversely affect our business, operations, operating results and financial condition.
•The COVID-19 outbreak has and may further materially and adversely affect our business and financial results.
•We currently offer COVID-19 testing, but there can be no assurance that we will continue to be able to successfully offer, perform, or generate revenues from the test.
•Ethical, legal and social concerns related to the use of genetic information could reduce demand for our genetic tests.
•Our business and operations are subject to risks related to climate change.
•Our business could be negatively impacted by corporate social responsibility and sustainability matters.
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
•Some of our activities may subject us to risks under federal, state, and foreign laws prohibiting “kickbacks” and false or fraudulent claims as well as the Foreign Corrupt Practices Act.
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
•Recommendations, guidelines, and quality metrics issued by various organizations may significantly affect payers’ willingness to cover, and healthcare providers’ willingness to prescribe or order, our products.
•We expect to make significant investments to research and develop new cancer tests, which may not be successful.
•Our dependence on distributors for sales in many markets outside of the U.S. could limit or prevent us from selling our tests in those markets and impact our revenue.
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
•Our indebtedness could adversely affect our business, financial condition, and results of operations and our ability to meet our payment obligations under such indebtedness and limit our ability to raise additional capital to fund our operations.

Risks Related to our Business and Business Strategy
We may never become profitable.
We have incurred losses since we were formed. From our date of inception on February 10, 1995 through December 31, 2022, we have accumulated a total deficit of approximately $3.27 billion. We expect to continue investing significantly toward development and commercialization of our colorectal cancer screening technology, our Oncotype tests, our blood-based multi-cancer early detection test and other products and services. If our revenue does not grow faster than our operating expenses, we will not be profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
We may need additional capital to execute our business plan.
Although we believe that we have sufficient capital to fund our operations for at least the next twelve months, we may require additional capital to fully fund our current strategic plan, which includes continuing to scale our Cologuard and Oncotype tests and developing a pipeline of future products and services. Additional financing may not be available in amounts or on terms satisfactory to us or at all. Our success in raising additional capital may be significantly affected by general market conditions, the market price of our common stock, our financial condition, uncertainty about the future commercial success of our current products and services, the development and commercial success of future products or services, regulatory developments, the status and scope of our intellectual property, any ongoing litigation, our compliance with applicable laws and regulations and other factors. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our stockholders’ ownership will be diluted, and the market price of our common stock could be depressed. We may issue securities that have rights, preferences and privileges senior to our common stock. If we raise additional funds through collaborations, licensing arrangements or other structured financing transactions, we may relinquish rights to our technologies or products or services, grant security interests in our assets or grant licenses to third parties on terms that are unfavorable to us.
Our success depends heavily on our Cologuard and Oncotype DX tests and the successful commercialization of our tests in development.
For at least the next 12 months, our ability to generate revenues will depend very substantially on the commercial success of our Cologuard and Oncotype tests. There can be no assurance that we will develop or commercialize any other products or services that will generate significant revenue. The commercial success of our tests and our ability to generate revenues will depend on a variety of factors, including the following:
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

If we are unable to continue to grow sales of our Cologuard and Oncotype tests or if we are delayed or limited in doing so, our business prospects, financial condition and results of operations would be adversely affected.
Additionally, we are devoting significant resources to the development of an improved version of our Cologuard test, a MCED test, MRD test, as well as other new products. The successful commercialization of these tests will also be subject to the factors listed above, among others. If we are unable to successfully commercialize these tests in development, our business prospects, financial condition and results of operations would be adversely affected.
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
•seasonal variations or non-seasonal events or circumstances affecting healthcare provider recommendations for our tests and patient compliance with healthcare provider recommendations, including without limitation, holidays, weather events, and circumstances such as the outbreak of influenza that may limit patient access to medical practices or institutions for diagnostic tests and preventive services;
•our success in collecting payments from third-party and other payers, patients and collaborative partners, variation in the timing of these payments and recognition of these payments as revenues;
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
Some of our current and potential competitors may have significant competitive advantage over us, which may make them more attractive to hospitals, clinics, group purchasing organizations and physicians, including:
•technology breakthroughs that we do not have access to;
•entrenched leaders in new areas that we are entering; and
•alternative distribution models that customers prefer.
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
We currently perform our Cologuard and COVID-19 tests in laboratory facilities in Madison, Wisconsin. We manufacture the Cologuard test in two facilities in Madison, Wisconsin. Our headquarters are also located in Madison, Wisconsin. We perform our Oncotype DX tests out of our clinical laboratory facilities in Redwood City, California. Redwood City is situated near active earthquake fault lines and we do not have a redundant facility where we can perform our Oncotype DX tests. We also operate laboratories in Phoenix, Arizona and Marshfield, Wisconsin, and provide a testing facility in Trier, Germany. If our present, or any future facilities, were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, earthquakes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, it may render it difficult or impossible for us to perform our tests for some period of time and our business could be severely disrupted. Our facilities and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The inability to perform our tests or the backlog of tests that could develop if any of our facilities become inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
In order to rely on a third party to perform certain of our tests, we could use only another facility with established state licensure and CLIA accreditation, and for tests provided internationally, ISO 15189 accreditation, under the scope of which Oncotype DX tests could be performed following validation and other required procedures. We cannot assure you that we would be able to find another CLIA or ISO 15189-certified facility willing to comply with the required procedures, that this laboratory would be willing to perform the tests for us on commercially reasonable terms, or that it would be able to meet our quality or regulatory standards. In order to establish a redundant clinical reference laboratory outside of our Redwood City, California facilities, we would have to spend considerable time and money securing adequate space, constructing the facility, recruiting and training employees, and establishing the additional operational and administrative infrastructure necessary to support a second facility. We may not be able, or it may take considerable time, to replicate our testing processes or results in a new facility. Additionally, any new clinical reference laboratory facility opened by us would be subject to certification under CLIA and licensing by several states, including California and New York, which could take a significant amount of time and result in delays in our ability to resume operations.
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
We may become dependent on additional single- or limited-source suppliers, or become increasingly dependent on existing suppliers, as we expand and develop our product and service pipeline. For example, our OncoExTra test is currently only validated to be performed on Illumina’s sequencing platform and we are not aware of any other platform that we could use in the near future as a commercially viable alternative. Further, Illumina may be the only commercially viable supplier of certain equipment and reagents necessary for future tests we may develop, including MCED, MRD, and recurrence monitoring tests. We currently procure Illumina equipment and reagents on a purchase order basis, without any long-term supply agreement. In August 2021, Illumina completed its acquisition of GRAIL, which is commercializing a MCED test against which certain of our planned tests would compete. Illumina’s ownership of GRAIL could incentivize Illumina to offer its sequencing products in a manner that advantages GRAIL over us and other competitors, including the potential that Illumina may be unwilling or unable to supply, or commit to supplying, us with sequencing equipment and reagents on commercially acceptable terms, or at all. Although Illumina has made an irrevocable standing offer to supply any customer with its sequencing products on certain terms, that offer may not provide pricing or other terms necessary for us or others to successfully compete against GRAIL, including outside of the U.S. Although we expect to continue our efforts to validate alternative sequencing platforms on which we could run our OncoExTra tests or other future tests in a commercially viable manner, we may expend considerable time and efforts, endure delays to our test development and commercialization timelines, and be ultimately unsuccessful in our efforts to validate alternatives. Even if we validate an alternative sequencing platform, we may become substantially dependent on the supplier of that platform.
Similarly, as an additional example, we rely on Hamilton Company (“Hamilton”) to provide us laboratory equipment and related supplies (such as racking and pipette tips) necessary to perform certain critical DNA analysis steps in our clinical laboratory tests, including our Cologuard, Oncotype DX, and COVID-19 tests. Although other companies may offer viable alternative platforms, we have invested significant capital, time and expertise to procure Hamilton machines and to optimize their use in our tests. Industry demand for Hamilton supplies has increased significantly since the onset of the COVID-19 pandemic, and although we have a long-term supply agreement with Hamilton, it is possible that Hamilton could become unable or unwilling to continue to provide us with certain equipment and supplies on commercially acceptable terms, if at all. Hamilton may require us to exclusively use Hamilton consumables and components in connection with certain Hamilton laboratory equipment. Therefore, if our access to certain Hamilton consumables and components became impacted, we may need to completely replace the Hamilton platform. Validating alternative vendors’ offerings could be expensive, time-consuming, and unsuccessful. Further, because our Cologuard test is regulated by the FDA, we may also need FDA clearance or approval to replace certain Hamilton equipment and supplies with another vendor’s offerings. FDA approval or clearance may entail extensive new clinical and material costs and delays and may be ultimately unsuccessful.
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
Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, similar U.S. state data protection regulations, including the CCPA, the E.U. GDPR, and other regulations, the breach of which could result in significant penalties.
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
Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance, such as certain clinical laboratory and sales roles. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime or financial incentives to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our clinical laboratories and overall business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected.
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
In connection with the commercialization of our tests, we have added, and expect to continue to add personnel to certain areas of our business including laboratory operations, quality assurance, and compliance. Our number of full-time employees has increased from 4,833, as of December 31, 2020, to 6,278, as of December 31, 2021 and to 6,300, as of December 31, 2022. Further, as we build our commercialization efforts and expand research and development activities for new products and services, the scope and complexity of our operations is increasing significantly. As a result of our growth, our operating expenses and capital requirements have also increased, and we expect that they will continue to increase significantly. Our ability to manage our growth effectively requires us to expend funds to improve our operational, financial and management controls, reporting systems and procedures. As we move forward in commercializing our tests, we will also need to effectively manage our growing manufacturing, laboratory operations, and sales and marketing needs. We are continuing to expand our current facilities and exploring the need to add new facilities to support anticipated demand for our current and future tests. We face various risks in managing these expansion efforts, including financing, construction delays, budget management, quality control, design efficiency, and transition execution. If we are unable to manage our anticipated growth effectively, our business could be harmed.

We may engage in acquisitions or divestitures that are not successful and which could disrupt our business and reduce our financial resources and shareholder value.
We undertake acquisition activities from time to time. For example, in January 2021 we acquired Thrive Earlier Detection Corporation, in April 2021 we acquired Ashion Analytics, LLC, in June 2021 we acquired PFS Genomics Inc. (“PFS Genomics”), in December 2021 we acquired PreventionGenetics, LLC, and in May 2022 we acquired OmicEra Diagnostics GmbH (“OmicEra”). Certain risks may exist as a result of these and other acquisition activities, including, among others, that:
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
We may also pursue strategic divestitures from time to time. For example, in August 2022 we completed a divestiture of assets related to our GPS test to MDxHealth SA (“MDxHealth”). A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities and employees to the purchaser, identify and separate the personnel, contracts and assets, including intellectual property, to be divested from the intellectual property that we wish to keep and reduce fixed costs previously associated with the divested assets or business. In exiting a business, we may still retain liabilities associated with those businesses and other indemnification obligations. We may also need to provide transition services to the buyer for an extended period of time following the closing, which may cause us to incur unanticipated costs and distraction. With respect to any divestiture, we may encounter difficulty finding potential acquirers or other divestiture options on favorable terms. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as a result of a divestiture.
International expansion of our business exposes us to business, regulatory, labor, political, operational, financial, liability, compliance, payment collection, and economic risks associated with doing business outside of the U.S.
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
•difficulties in complying with unclear product regulations in various jurisdictions, including the changing regulation in Europe with regard to medical device and in vitro diagnostic (“IVD”) regulations;
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
•natural disasters, political and economic instability, including wars, strikes, terrorism, and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
•staffing difficulties, funding restrictions, and other difficulties facing medical institutions and payers;
•regulatory and compliance risks that relate to maintaining accurate information and control over the activities of our sales force and distributors that may fall within the purview of the U.S. FCPA, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws or regulations, such as the U.K. Anti-bribery Act and the U.K. Criminal Finances Act;
•complexity of compliance with local standard contractual requirements to access public customers and payers.
Any of these factors could significantly harm our future international expansion and operations and, consequently, our financial condition and results of operations.
Our business is affected by macroeconomic conditions.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, we experienced inflationary pressures in 2022 and expect such pressures to continue in 2023. Cost inflation, including increases in raw material prices, labor rates, and transportation costs may impact our profitability. Our ability to recover these cost increases through price increases is significantly limited by the process by which we are reimbursed for our products and services by government and private payers. The volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.
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
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this Annual Report on Form 10-K.
The COVID-19 outbreak has and may further materially and adversely affect our business and financial results.
The broad and extensive impact of the COVID-19 pandemic on virtually all aspects of our business and society has exacerbated many pre-existing risks to our business by making them more likely to occur or more impactful when they do occur. Accordingly, you should consider the risks described in this risk factor in addition to, and not in lieu of, the risks described elsewhere throughout these risk factors.

The COVID-19 pandemic has created significant, widespread and unprecedented volatility, uncertainty, and economic instability, disrupting broad aspects of the global economy, capital markets, our operations, our workforce and our supply chain. Many of these effects continue to varying degrees and further mutated variants and outbreaks globally or regionally continue to harm recovering consumer confidence and have led to renewed implementation of harsh preventative measures by local and regional governments and businesses. Therefore, comparing our financial results for the reporting periods of 2022 to the same reporting periods of 2021 or earlier may not be a useful means by which to evaluate the health of our business and our results of operations.
The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. To the extent COVID-19 conditions improve, the duration and sustainability of any such improvements will be uncertain and continuing adverse impacts and/or the degree of improvement may vary dramatically by geography and by product. The actions we take in response to any improvements in conditions, such as our return-to-office plans, may also vary widely by geography and by business and will likely be made with incomplete information; pose the risk that such actions may prove to be premature, incorrect or insufficient and could have a material, adverse impact on our business and results of operations.
The COVID-19 pandemic materially impacted our business, and may continue to impact our business for an unknown period of time, including in the following ways:
•reduced access for our sales team to healthcare providers;
•delays and cancellations of standard wellness visits and other non-emergency appointments and procedures (including mammograms), which may negatively affect orders for our products or services;
•illness, quarantines, financial hardships, restrictions on travel and commerce, and supply chain disruptions, which may hinder our, and our suppliers' and customers', businesses and workforces;
•periods of reduced volumes at our clinical laboratories, which may could cause us to suspend certain operations; and
•abrupt changes to operating plans, which may seek to manage volatile conditions but may hinder our commercial and development activities.

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
In late March 2020, we began providing COVID-19 testing. In 2022, we saw an approximately 59% reduction in our COVID-19 testing revenues. In January 2023, the Biden administration said it intends to end the national COVID-19 and public health emergencies in May 2023, which could greatly limit reimbursement for our COVID test. Our ability to generate revenue or profit, or continue to offer COVID-19 testing will depend on a variety of factors, including:
•the level of demand for, and government funding for, COVID-19 testing, the price we are able to charge for performing the test, and the length of time for which that demand persists;
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

Ethical, legal and social concerns related to the use of genetic information could reduce demand for our genetic tests.
Genetic testing has raised ethical, legal and social issues regarding privacy rights and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or clinicians to be reluctant to order, genetic tests even if permissible. These and other ethical, legal and social concerns may limit market acceptance of our genetic tests or reduce the potential markets for these tests, either of which could have an adverse effect on our business, financial condition or results of operations.
Our business and operations are subject to risks related to climate change.
The effects of global climate change present risks to our business. Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, the courier delivery services we use, the availability and cost of raw materials and components, energy supply, water, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, health care providers and other business partners, which could cause disruption in our business and operations. Our facilities and our laboratory equipment would be costly to replace and could require substantial lead time to repair or replace. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
If we do not appropriately manage corporate social responsibility and sustainability matters, our business could be negatively impacted.
There has been an increased focus from investors, customers, employees and other stakeholders concerning corporate social responsibility and sustainability matters, including addressing climate change, which may result in increases in our costs to operate our business, make us ineligible to participate in public tenders, or restrict certain aspects of our activities. The standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time and the extent and severity of climate change impacts are unknown. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse impact on our future results of operations, financial position and cash flows.
We may be a party to litigation in the normal course of business or otherwise, which could affect our business and financial position.
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings in which we are currently involved include an investigation by the United States Department of Justice concerning Genomic Health's compliance with the Medicare Date of Service billing regulations and a qui tam lawsuit against the Company in the United States District Court for the Middle District of Florida where the plaintiff has alleged violations of the Federal Anti-Kickback Statute and False Claims Act for offering gift cards to patients in exchange for returning the Cologuard screening test. Additionally, the sale and use of our tests could lead to product or professional liability claims. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of a legal proceeding were to restrain our ability to operate, our financial position, results of operations or cash flows could be materially adversely affected. Any claim brought against us, with or without merit, could increase our liability insurance rates or prevent us from securing insurance coverage in the future. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

The amounts we record for legal contingencies can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. While we have accrued for certain potential legal liabilities, there is no guarantee that additional costs will not be incurred beyond the amounts accrued. Additional information regarding certain legal matters in which we are involved can be found in Note 15 to our Consolidated Financial Statements in Part II, Item 8.
Risks Relating to Governmental Regulation and Reimbursement
We face uncertainty related to healthcare reform, pricing, coverage, and reimbursement.
Healthcare reform laws, including the ACA, and the Protecting Access to Medicare Act of 2014 (“PAMA”), are significantly affecting the U.S. healthcare and medical services industry. Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the ACA, elimination of penalties regarding the individual mandate for coverage, or approval of health plans that allow lower levels of coverage for preventive services, could materially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs and devices, including our current and future products and services. The ACA has also been the subject of various legal challenges and if the plaintiffs in any case challenging the ACA are ultimately successful insurance coverage for our tests could be materially and adversely affected. Any change in reimbursement policy could result in a change in patient cost-sharing, which could adversely affect a provider’s willingness to prescribe and patient’s willingness and ability to use our tests and any other product or service we may develop. Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payers from covering certain kinds of medical products and services, particularly newly developed technologies, like those we have developed in the past or we may develop in the future. We cannot predict whether future healthcare reform initiatives will be implemented at the federal or state level or the effect any such future legislation or regulation will have on us. The taxes imposed by new legislation, cost reduction measures and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition and results of operations.
PAMA presents significant uncertainty for future CMS reimbursement rates. Because Medicare currently covers a significant number of our patients, any reduction in the CMS reimbursement rate for our tests would negatively affect our revenues and our business prospects. Under PAMA, CMS reimbursement rates for clinical diagnostic laboratory tests are updated every three years or annually for clinical laboratory tests that are considered “advanced diagnostic laboratory tests.” There can be no assurance under PAMA that adequate CMS reimbursement rates will continue to be assigned to our tests. Congress could modify or repeal PAMA in the future or CMS could modify regulations under PAMA, and any such action could have the effect of reducing the CMS reimbursement rate for our tests. Further, it is possible that Medicare or other federal payers that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues.
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
These billing rules may lead to confusion regarding whether Medicare provides adequate reimbursement for our tests, and could discourage providers from ordering our tests for Medicare patients or even non-Medicare patients. In addition, changes in Medicare billing rules and processes could result in delays in receiving payments or receiving payments that are less than the original invoice. When hospitals disclaim responsibility for or delay payment of our bills for tests affected by the Medicare Date of Service rule, and when our collection efforts are unsuccessful, we may be forced to accept payments from hospitals that are less than the original invoice or we may be unable to collect from hospitals at all. Our inability to successfully collect payment from a hospital financially responsible for a test affected by the Medicare Date of Service rule may lead us to reject orders from that hospital that implicate the Medicare Date of Service billing regulation until any outstanding bills are paid. Compared to our breast cancer tests, a greater proportion of eligible patients for our colon Oncotype tests are covered by Medicare. We cannot assure you that Medicare will continue the Medicare Date of Service billing regulation in its current form, that Medicare will not seek to include molecular pathology tests in hospital outpatient bundling rules in the future, or that other payers will not adopt similar billing rules. As described in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, the United States DOJ is investigating Genomic Health, Inc.’s (“Genomic Health”) compliance with the Medicare Date of Service billing regulation. An adverse outcome could include our being required to pay treble damages, incur civil and criminal penalties, paying attorneys’ fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition, and results of operations.
If we are unable to obtain or maintain adequate reimbursement for our Oncotype DX tests outside of the U.S., our ability to expand internationally will be compromised.
The majority of our international Oncotype DX breast and colon cancer test revenues come from payer reimbursement, payments from our distributors, and patient self-pay. In many countries outside of the U.S., various coverage, pricing and reimbursement approvals are required for our tests to be available to patients in significant volume. We expect that it will take several years to establish broad coverage and reimbursement for our tests with payers in countries outside of the U.S., and our efforts may not be successful.
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
As a condition of the FDA approval of our Cologuard test, we were required to conduct a post-approval study. The post-approval study concluded in 2020 and final results were submitted to FDA in late 2020. There is a risk that the FDA may modify or withdraw the approval of our Cologuard test if the results of this post-approval study are not satisfactory. We anticipate feedback from FDA in 2023 on the acceptance of these data to close the post-approval order.
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
Although the FDA has historically exercised enforcement discretion with regard to certain types of tests — commonly referred to as laboratory developed tests or LDTs — that are developed by laboratories certified pursuant to federal Clinical Laboratory Improvement Amendments, we may develop new tests that are regulated by the FDA as medical devices. Unless otherwise exempted, medical devices must receive either FDA regulatory approval or clearance before being marketed in the U.S. The FDA determines whether a medical device will require either regulatory approval or clearance based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product. The process to obtain either regulatory approval or clearance will likely be costly, time-consuming, and uncertain. However, we believe the regulatory approval process is generally more challenging than the clearance process. Even if we design a product that we expect to be eligible for the regulatory clearance process, the FDA may require that the product undergo the regulatory approval process. There can be no assurance that the FDA will ever permit us to market any new product that we develop. Even if regulatory approval or clearance is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of any new medical device.

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
•the HIPAA and the CCPA including expansions and amendments pursuant to the California Privacy Rights Act;
•the Medicare civil money penalty and exclusion requirements;
•the Federal False Claims Act civil and criminal penalties and state equivalents; and
•the FCPA, the United Kingdom Anti-Bribery Act, the GDPR and other national or provincial laws protecting personal information, the E.U. Medical Device and In Vitro Diagnostic Device Regulations, and national laws restricting industry interaction with healthcare professionals, all of which may or will apply to our international activities.
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
Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which could entail significant obligations and costs. As described further in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, we are currently responding to (1) a civil investigative demand initiated by the U.S. DOJ concerning Genomic Health’s compliance with the Medicare Date of Service billing regulations and (2) qui tam civil investigation related to allegations that we offered or gave gift cards to patients in exchange for returning the Cologuard screening test, in violation of the Federal Anti-

Kickback Statute and False Claims Act. Adverse outcomes from these investigations could include our being required to pay treble damages, incur civil and criminal penalties, paying attorney’s fees, entering into a corporate integrity agreement, being excluded from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially and adversely affect our business, financial condition and results of operations.
We have adopted policies and procedures designed to comply with these laws. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and sales organization and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could lose the ability to bill for our tests, we could be prohibited from participating in public procurement, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
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

Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and false or fraudulent claims.
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
In 2018, Congress passed EKRA as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the Medicare/Medicaid anti-kickback law, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. However, unlike the Medicare/Medicaid anti-kickback law, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. In addition, while the Medicare/Medicaid anti-kickback law includes certain exceptions that are widely relied upon in the healthcare industry, not all of those same exceptions apply under EKRA. Because EKRA is a relatively new law, there is no agency guidance and limited court precedent to indicate how and to what extent it will be applied and enforced. We cannot assure you that our relationships with healthcare providers, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA.
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
Some of our activities may subject us to risks under foreign laws prohibiting “kickbacks” as well as the Foreign Corrupt Practices Act.
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
Other countries, including the U.K. and other Organisation for Economic Co-operation and Development (“OECD”) Anti-Bribery Convention members, have similar extraterritorial anti-corruption laws.
Any violation of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, cause us to incur significant costs and expenses, including legal fees, and result in a material adverse effect on our business. We could also suffer severe penalties, including criminal and civil penalties, debarment from public procurement, disgorgement and other remedial measures.
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
To grow our business as planned, we must continue to enhance our sales, marketing and customer support capabilities, which will involve developing and administering our commercial infrastructure and/or collaborative commercial arrangements and partnerships. We must also maintain satisfactory arrangements for the manufacture and distribution of our tests and operate CLIA-certified lab facilities to process our tests and provide patient results.
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
To achieve commercial success for our current and future products and services, we must continue to develop and maintain our sales, marketing and medical affairs organizations to effectively explain to healthcare providers the reliability, effectiveness and benefits of our current and future products and services as compared to alternatives. Our sales efforts have grown in size and complexity, and we may not be able to successfully manage our dispersed or inside sales forces or our sales force may not be effective. Because of the competition for their services, we may be unable to hire, partner with or retain additional qualified sales representatives or marketing or medical affairs personnel, either as our employees or independent contractors or through independent sales or other third-party organizations. Market competition for commercial, marketing and medical affairs talent is significant, and we may not be able to hire or retain such talent on commercially reasonable terms, if at all.

Establishing and maintaining sales, marketing, and medical affairs capabilities will be expensive and time-consuming. Our expenses associated with maintaining our sales force may be disproportional compared to the revenues we may be able to generate on sales of current and future products or services.
The success of our Cologuard test, our Oncotype tests, and any other screening or diagnostic product or service we offer or develop will depend on the degree of market acceptance by healthcare providers, patients, healthcare payers, and others in the medical community.
Our products and services may not gain market acceptance by healthcare providers, healthcare payers, and others in the medical community. The degree of market acceptance of our Cologuard test, our Oncotype tests, and other products and services that we offer will depend on a number of factors, including:
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
Recommendations, guidelines, and quality metrics issued by various organizations may significantly affect payers’ willingness to cover, and healthcare providers’ willingness to prescribe or order, our products.
Securing influential recommendations, inclusion in healthcare guidelines, and inclusion in quality measures are keys to our healthcare provider and payer engagement strategies. These guidelines, recommendations, and quality metrics may shape payers’ coverage decisions and healthcare providers’ cancer screening procedures.
The USPSTF, a panel of primary care providers and epidemiologists and other national experts funded by the U.S. Department of Health and Human Services’ Agency for Healthcare Research and Quality, makes influential recommendations on clinical preventive services. USPSTF updates its screening recommendations periodically, approximately every five to eight years. The USPSTF's most recent recommendation statement for colorectal cancer screening gave an “A” grade to colorectal cancer screening starting at age 50 and continuing until age 75 and gave a “B” grade to colorectal cancer screening for ages 45 to 49. Any update to the USPSTF recommendations that may have the effect of reducing screening, that does not include FIT-DNA in a favorable manner, or that adds new technologies could have a material adverse effect on our business.

Maintaining a high USPSTF recommendation for our Cologuard test may have certain potentially significant implications. For example, the ACA mandates that certain non-grandfathered health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing. Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” graded preventive services without patient cost-sharing. Following the updated 2016 USPSTF recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of our Cologuard test every three years without patient cost-sharing. While we believe the ACA Mandate requires certain health insurers to cover our Cologuard test for individuals between the ages of 45 and 75 without patient cost-sharing, some health insurers have disagreed. Enforcement of the ACA Mandate is difficult and depends on state, federal, or other third-party enforcement actions that we do not control. Further, a court or regulatory agency may agree with arguments that have been made, or that may in the future be made, by insurers and determine that the ACA Mandate does not require that they cover our Cologuard test or may otherwise interpret the ACA Mandate in a manner unfavorable to us. Also, Congress may modify or repeal all or part of the ACA, and any such modification or repeal may repeal or limit the ACA Mandate for preventive services. Additionally, the ACA has also been the subject of various legal challenges and, if the plaintiffs are successful in any such challenges, insurance coverage for our Cologuard test could be materially and adversely affected. If the ACA Mandate for preventive services is repealed, overturned or modified, if the ACA Mandate is determined not to require coverage of our Cologuard test, if the ACA Mandate is otherwise interpreted in a manner unfavorable to us, or if we are unable to influence or secure effective enforcement of the ACA Mandate, even if it is held to require coverage of our Cologuard test, our business prospects may be adversely affected.
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
We are seeking to increase our Cologuard test’s specificity by substituting new biomarkers and to develop a pipeline for future products and services, including multi-cancer early detection, molecular residual disease, recurrence monitoring, and hereditary cancer tests. We expect to incur significant expenses on these development efforts, but they may not be successful.
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
Even if the FDA and other regulatory authorities clear or approve a new product or service we develop, we would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product or service may never be commercially viable. In developing a test, we must make numerous assumptions regarding the commercial viability of a test, including with respect to healthcare providers’ and patients’ interest in a test, payers’ willingness to pay for a test, our costs to perform a test, and availability and attractiveness of competing offerings. Frequently, we must make those assumptions many years before a test is ready for clinical use.
If we determine that any of our current or future development programs is unlikely to succeed, we may abandon it without any return on our investment into the program. We may need to raise significant additional capital to bring any new products or services to market, which may not be available on acceptable terms, if at all.
Our dependence on distributors for sales in many markets outside of the U.S. could limit or prevent us from selling our tests in those markets and impact our revenue.
As of December 31, 2022, we have entered into exclusive distribution agreements for the sale of our Oncotype tests with distributors covering dozens of countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue to grow our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into or maintain arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. Additionally, local laws may make it very difficult or costly for us to terminate or replace distributors, and local public procurement law may complicate providing our centralized laboratory services through a distributor. Furthermore, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, coverage determinations, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies, or other factors that could affect their ability to pay us for tests on a timely basis or at all.
Our research and development efforts will be hindered if we are not able to obtain samples, contract with third parties for access to samples, or complete timely enrollment in future clinical studies.
Access to human sample types, such as blood, tissue, and stool is necessary for our research and product development. Acquiring samples from individuals with clinical diagnoses or associated clinical outcomes through purchase or clinical studies is necessary. Lack of available samples can delay development timelines and increase costs of development. Generally, the agreements under which we gain access to human samples are non-exclusive. Other companies may compete with us for access. Additionally, the process of negotiating access to samples can be lengthy and it may involve numerous parties and approval levels to resolve complex issues such as usage rights, institutional review board approval, privacy rights, publication rights, intellectual property ownership, and research parameters. If we are not able to negotiate access to clinical samples with research institutions, hospitals, clinical partners, pharmaceutical companies, or companies developing therapeutics on a timely basis, or at all, or if other laboratories or our competitors secure access to these samples before us, our ability to research, develop and commercialize future products will be limited or delayed. Finally, we may not be able to conduct or complete clinical studies on a timely basis if we are not able to enroll sufficient numbers of patients in such studies, and our failure to do so could have an adverse effect on our research and development and product commercialization efforts.

Risks Relating to our Intellectual Property
We rely on strategic collaborative and licensing arrangements with third parties to develop critical intellectual property. We may not be able to successfully establish and maintain such intellectual property.
The development and commercialization of our products and services rely, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. We have collaborative and licensing arrangements with Mayo Foundation for Medical Education and Research, under which Mayo provides us with certain exclusive and non-exclusive intellectual property rights and ongoing product development and research and development assistance. In addition, we have licensing agreements with Hologic, Inc., Johns Hopkins University, Ludwig Institute for Cancer Research, Translational Genomics Research Institute, and others. Such arrangements provide us with intellectual property and other business rights crucial to our product development and commercialization. We have incorporated licensed technology into our Cologuard test and expect to incorporate licensed technology into our pipeline products. Our dependence on licensing, collaboration, and other similar agreements with third parties may subject us to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues and ability to achieve sustained profitability.
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
Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the non-invasive early detection of cancer and pre-cancer, as well as in the guidance of cancer treatment decisions, and is designed to maximize our patent protection against third parties. We have filed patent applications that we believe cover the methods we have designed and use in our Cologuard test to detect colorectal cancer and pre-cancer, our Oncotype tests to provide prognosis and guide treatment decisions, and for pipeline cancer tests still in development. In order to protect or enforce our patent and other intellectual property rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time consuming and divert the attention of our management and key personnel from our business. Additionally, such actions could result in challenges to the validity, enforceability, or applicability of our patents. Because the U.S. Patent and Trademark Office (“USPTO”) maintains patent applications in secrecy until a patent application publishes or the patent is issued, we have no way of knowing if others may have filed patent applications covering technologies used by our partners or us. Additionally, there may be third-party patents, patent applications, and other intellectual property relevant to our technologies that may block or compete with our technologies. From time to time we have received correspondence from third parties alleging to hold intellectual property rights that could block our development or commercialization of products. While none of these inquiries to date have had any material effect on us, we may receive inquiries in the future that could have a material effect on our business. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any such suits to the extent necessary to conduct our business according to our strategic plan or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may only be available on unacceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of services or products containing our technologies, which would have a material adverse effect on our business, financial condition, and results of operations.

Also, patents and patent applications owned by us may become the subject of interference proceedings in the USPTO to determine priority of invention, which could result in substantial cost to us as well as a possible adverse decision as to the priority of invention of the patent or patent application involved. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application subject to such a proceeding.
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
Even where we have valid patents, third parties may be able to successfully design their products and services around those patents, such that their products and services do not infringe our patents. We may face competition internationally in jurisdictions where we do not have intellectual property protection. Our business may be adversely affected to the extent third parties are able to develop or commercialize competing products and services that do not infringe our patents. We may also be adversely affected to the extent third parties develop or commercialize competing products or services in countries where we did not apply for patents, where our patents have not issued, or where our intellectual property rights are not recognized or are poorly enforced.
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
As a result of our international operations, we receive a portion of our revenues and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Euro, the Swiss franc, the British pound and the Canadian dollar. In addition, many of our distribution agreements contain clauses requiring regular U.S. dollar price re-adjustments to account for fluctuations in the exchange rate between the U.S. dollar and the local currency. As a result, we are at risk from exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could adversely affect our results of operations. Additionally, the volume of our international orders may be negatively impacted by a strong U.S. dollar. For the year ended December 31, 2022, approximately 5.6% of our revenues came from foreign denominated currencies. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and operating expenses. We may not be able to offset adverse foreign currency impact with increased revenues. We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. Even with this strategy in place to mitigate balance sheet foreign currency risk, we will not eliminate our exposure to foreign exchange rate fluctuations on our financial results.
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
As of December 31, 2022, we had federal, state, and foreign net operating loss carryforwards (“NOLs”) of approximately $475.2 million, $70.9 million, and $7.2 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. An ownership change is generally defined as a greater than 50% change in equity ownership by value over a specified time period (generally three years). Given the Code’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. An ownership change under Section 382 of the Code could also be triggered by certain strategic transactions. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. Pursuant to the Tax Cuts and Jobs Act (H.R. 1) of 2017, federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and may only be used to offset 80% of current year taxable income. For these reasons, even if we attain profitability, our ability to utilize our NOLs may be limited, potentially significantly so.

Our stock price has fluctuated widely and is likely to continue to be volatile.
The market price for our common stock varied between a high of $84.46 and a low of $29.27 in the twelve-month period ended December 31, 2022. Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors, including those listed in this “Item 1A. Risk Factors” section and other, unknown factors. Among numerous other factors, our stock price also may be affected by:
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
Our balance sheet includes goodwill and intangible assets that represent 69% of our total assets at December 31, 2022. These assets consist primarily of goodwill and identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there have been impairments in the carrying value of goodwill. In addition, we review intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations.
Our management has broad discretion over the use of our available cash and marketable securities and might not spend available cash and marketable securities in ways that increase the value of your investment.
From time to time we may carry high levels of cash and marketable securities. As of December 31, 2022, we had $632.1 million in combined cash and marketable securities. Our management currently expects to deploy our cash and marketable securities primarily to expand our Cologuard and Oncotype operations and commercialization activities, to fund our product development efforts, and for general corporate purposes, including working capital and possible acquisitions. However, our management has broad discretion to pursue other objectives, we may raise additional capital, and we may use our current and future resources for other purposes. Our management might not effectively deploy our cash and marketable securities which could have an adverse effect on our business.

Our indebtedness could adversely affect our business, financial condition, and results of operations and our ability to meet our payment obligations under such indebtedness and limit our ability to raise additional capital to fund our operations.
We have a significant amount of indebtedness. As of December 31, 2022, we had total indebtedness of $2.26 billion, including $2.21 billion in aggregate principal and interest due under our 1.0%, 0.375%, and 0.375% convertible senior notes due in 2025, 2027, and 2028 and $50.0 million in borrowings under our Securitization Facility. We also had $2.9 million of letters of credit issued under our Revolver. This level of debt could have significant consequences on our future operations, including:
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
Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us, in an amount sufficient to enable us to meet our payment obligations under our indebtedness and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments, share-settling the convertible notes or seek to raise additional capital and of which such events could have an adverse effect on our business, financial condition, and results of operations or be highly dilutive to our shareholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, our material facilities are as follows:

Location	Primary Function	Total Square Feet (approx.)	Leased or Owned
Madison, Wisconsin	Research and development, corporate, operations and clinical laboratory	1,573,000	Leased/Owned
Redwood City, California	Research and development, corporate, operations and clinical laboratory	254,000	Leased

See Note 15 in the Notes to Consolidated Financial Statements included in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data” for further discussion surrounding our leased facilities.
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
As of February 20, 2023, there were 178,217,142 shares of our common stock outstanding held by approximately 182 holders of record.
We have never paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.
See Note 14 in the Notes to Consolidated Financial Statements for further information on our stock-based compensation plans.
The following graph compares the cumulative total return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the five-year period ended December 31, 2022. The graph assumes that the value of the investment in our stock and in each index was $100 on December 31, 2017 and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Exact Sciences Corporation, The NASDAQ Composite Index, and the NASDAQ Biotechnology Index

300
250
200
150
100
50
0
12/17
12/18
12/19
12/20
12/21
12/22
Exact Sciences Corporation
NASDAQ Composite
NASDAQ Biotechnology

_________________________________
*    $100 invested on December 31, 2017 in stock or index including reinvestment of dividends.
Unregistered Sales of Equity Securities
Not applicable.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 31, 2021, which has been filed with the SEC.
Overview
Exact Sciences Corporation is a leading, global, advanced cancer diagnostics company. We have developed some of the most impactful tests in cancer diagnostics, and we are currently working on the development of additional tests, with the goal of bringing new innovative cancer tests to patients throughout the world.
Acquisitions and Divestitures
On August 2, 2022, we completed the sale of the intellectual property and know-how related to our GPS test to MDxHealth. We believe this will allow our team to focus on the highest impact projects core to our vision. As a result of the transaction, certain members of our dedicated urology teams transitioned to MDxHealth, a commercial-stage precision diagnostics company focused solely on prostate cancer and other urologic diseases. To ensure a smooth transition for patients, we have agreed to provide certain transitional services and lab testing services to MDxHealth.
On May 2, 2022, we completed the acquisition of OmicEra. OmicEra is a life sciences company that provides us with a state-of-the-art proteomics lab in Planegg, Germany. OmicEra combines its mass spectrometry-based proteome analysis technology with its in-house proteomics scientific expertise to discover more reliable and valuable protein biomarkers, which will expand our research and development capabilities. We expect this acquisition to advance future products including our blood-based colorectal cancer and MCED tests.
2023 Priorities
Our top priorities for 2023 are to (1) provide outstanding experiences for patients and teams, (2) deliver on the future of cancer diagnostics, and (3) live our mission.
Provide Outstanding Experiences for Patients and Teams
We want to continue to provide an exceptional experience for our patients and team members. We plan to improve customer relations by delivering simple and smooth workflows, providing communication that is clear and easy to understand, and providing results that are fast and accurate. We're working to deliver a common technology platform for our cancer tests and improve our digital tools for providers and patients. We will also strive to ensure that Exact Sciences remains a great place to work by taking care of our people.
Deliver on the Future of Cancer Diagnostics
In 2023, we will focus on advancing new tests in our highest priority programs including colorectal cancer screening, multi-cancer early detection, and molecular residual disease and recurrence testing. We plan to continue investing in ongoing and additional clinical trials to enhance existing products and bring new products to patients and providers.

Live our Mission
We are committed to improving lives through testing more people with our laboratory testing services in 2023. By testing more people, we will continue to expand our business in a cost-efficient manner allowing us to generate sustainable profits and increase shareholder value. Generating sustained profits will put the company in a better position to continue investing in life-changing cancer diagnostics to help achieve our mission.
Recent Developments and Trends
Impacts of COVID-19 and Current Inflationary Environment
COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. The pandemic and related precautionary measures have significantly impacted, and may continue to impact, our workforce, supply chain and operating results including our testing volumes, revenues, margins, and cash utilization among other measures. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting, and may vary from location to location. As a result of the pandemic, we continue to provide COVID-19 testing.
Our Screening and Precision Oncology businesses have been negatively impacted by the pandemic but have in large part recovered. Future outbreaks of COVID-19 and its variants could diminish patients' and our sales representatives' access to healthcare provider offices. Pandemic-related supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations. See our Risk Factor, The COVID-19 outbreak has and may further materially and adversely affect our business and financial results, in Item 1A, for additional detail on the potential impacts to our business.
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
Results of Operations
Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype, and COVID-19 tests.

Amounts in millions	2022	2021	Change
Screening	$1,424.7	$1,062.3	$362.4
Precision Oncology	601.5	561.7	39.8
COVID-19 Testing	58.1	143.1	(85.0)
Total	$2,084.3	$1,767.1	$317.2

The increase in Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was mainly due to an increase in the number of completed Cologuard tests and revenue generated from new products as a result of our acquisition of PreventionGenetics in the fourth quarter of 2021. The increase in completed Cologuard tests for the year ended December 31, 2022 was due to improved sales team productivity, more patients rescreening with our Cologuard test, and first-time users in the 45 to 49 age group. Relative recovery from the COVID-19 pandemic including increased access to healthcare provider offices contributed to sales team productivity for the year ended December 31, 2022. The increase in Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype products, was mainly due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally, and revenue generated from new products and reference lab agreements as a result of our acquisition of Ashion in the second quarter of 2021. Continued adoption by providers and payers for node-positive breast cancer patients following the RxPONDER publication in the New England Journal of Medicine also contributed to the increase in completed Oncotype tests for the year ended December 31, 2022. The increase in completed Oncotype tests was partially offset by a decrease in revenues from our GPS test, which was divested on August 2, 2022.
During the year ended December 31, 2022, revenue recognized from changes in transaction price was $20.3 million. During the year ended December 31, 2021, there was a downward adjustment to revenue from a change in transaction price of $11.8 million. The revenue recognized from changes in transaction price during the year ended December 31, 2022 is a result of improvements made in our billing systems and processes.
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
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales includes costs related to inventory production and usage, shipment of collection kits and tissue samples, royalties, and the cost of services to process tests and provide results to healthcare providers. The increase in cost of sales is primarily due to an increase in production costs and personnel expenses to support the growth in completed Cologuard and Oncotype tests. In addition, our production costs and personnel expenses have risen as a result of the inflationary environment discussed above. The increase was partially offset by a reduction in the number of COVID-19 tests completed year over year. Cost of sales increased at a higher rate than revenue primarily due to a change in product mix as a result of fewer completed COVID-19 tests, which is a higher margin product. We expect that cost of sales will generally continue to increase in future years as a result of an increase in tests completed of our existing laboratory testing services and as we launch our pipeline products.

Amounts in millions	2022	2021	Change
Production costs	$329.5	$252.8	$76.7
Personnel expenses	160.1	126.8	33.3
Facility and support services	63.6	61.1	2.5
Stock-based compensation	19.2	16.8	2.4
Other cost of sales expenses	2.0	1.3	0.7
Total cost of sales expense	$574.4	$458.8	$115.6
Research and development expenses. Research and development expenses for the year ended December 31, 2021 included $85.3 million for the acquisitions of the exclusive license to the Targeted Digital Sequencing (“TARDIS”) technology in January 2021 and PFS Genomics, which was completed in June 2021. These acquisitions were accounted for as asset acquisitions, as opposed to the May 2022 OmicEra acquisition, which was accounted for as a business combination, and are further described in Note 18 of our consolidated financial statements included in this Annual Report on Form 10-K. When excluding the impact of these asset acquisitions, research and development expenses increased by $93.1 million primarily due to an increase in our BLUE-C clinical trial and MCED related expenses. In addition, personnel expenses and facility and support services increased due to an increase in headcount and other resources needed to support our ongoing clinical trials. This was partially offset by favorable stock-based compensation expense primarily driven by a decrease in expense associated with equity awards issued in connection with the Thrive acquisition in January 2021. We expect that research and development expenses will generally continue to increase in future years as we continue to invest to advance new tests.

Amounts in millions	2022	2021	Change
Direct research and development expenses	$158.7	$111.5	$47.2
Personnel expenses	143.3	98.8	44.5
Facility and support services	45.5	25.4	20.1
Stock-based compensation	33.8	49.7	(15.9)
Other research and development expenses	8.2	5.9	2.3
Professional fees	3.9	9.0	(5.1)
Intellectual property acquisition	—	85.3	(85.3)
Total research and development expenses	$393.4	$385.6	$7.8
Sales and marketing expenses. The decrease in sales and marketing expenses was primarily due to reduced professional and legal fees incurred related to our promotion agreement with Pfizer, Inc. (“Pfizer”), which was amended in the fourth quarter of 2021 and resulted in a $35.9 million termination fee recorded in the fourth quarter of 2021 as further discussed in Note 12 of our consolidated financial statements included in this Annual Report on Form 10-K. This was partially offset by an increase in direct marketing spend to support the future growth of our products and increased personnel expenses and stock-based compensation as a result of an increase in average headcount throughout 2022. In addition, facility and support services decreased primarily due to fewer costs incurred on commercial related IT projects. We expect sales and marketing expenses to decrease in 2023 due to improved efficiency from our commercial organization. We expect sales and marketing expenses to continue decreasing as a percentage of revenue over time as our Cologuard and Oncotype testing services grow and we make new tests available.

Amounts in millions	2022	2021	Change
Personnel expenses	$444.9	$381.1	$63.8
Direct marketing costs	237.5	193.9	43.6
Stock-based compensation	62.6	55.7	6.9
Professional and legal fees	49.0	150.2	(101.2)
Facility and support services	48.6	74.4	(25.8)
Other sales and marketing expenses	3.4	6.6	(3.2)
Total sales and marketing expenses	$846.0	$861.9	$(15.9)
General and administrative expenses. General and administrative expenses for the year ended December 31, 2021 included $140.6 million in acquisition and integration related costs as part of our acquisitions completed during the year. This primarily consisted of integration related stock-based compensation and professional and legal fees incurred. Acquisition and integration costs were not significant for the year ended December 31, 2022. When excluding the impact of acquisition and integration related costs, personnel expenses increased due to an increase in average headcount to support growth in our operations and from our recent acquisitions. Facility and support services increased to support our increased headcount. The decrease in other general and administrative expenses is primarily due to a gain of $56.6 million recorded during the year ended December 31, 2022 as a result of the change in fair value of our outstanding contingent consideration as further described in Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K. We expect significant leverage in general and administrative expenses going forward, but expenses will generally continue to increase in future years due to an increase in headcount necessary to support the growth of our existing and pipeline products.

Amounts in millions	2022	2021	Change
Personnel expenses	$390.8	$316.0	$74.8
Facility and support services	136.7	86.3	50.4
Professional and legal fees	116.4	125.7	(9.3)
Stock-based compensation	91.2	217.0	(125.8)
Other general and administrative	2.2	56.3	(54.1)
Total general and administrative expenses	$737.3	$801.3	$(64.0)

Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $97.5 million for the year ended December 31, 2022 compared to $95.0 million for the year ended December 31, 2021. This increase was primarily due to the amortization of intangible assets acquired as part of our acquisitions of Ashion in April 2021, PreventionGenetics in December 2021, and OmicEra in May 2022. This was partially offset by a decrease in amortization on the intangible asset that was disposed of with the sale of the GPS test in August 2022 and the intangible assets that were impaired during the year.
Impairment of long-lived assets. Impairment of long-lived assets decreased to $16.0 million for the year ended December 31, 2022 compared to $20.2 million for the year ended December 31, 2021. The impairment charges recorded during the year ended December 31, 2022 included impairments to the supply agreement intangible asset acquired as part of the combination with Genomic Health, the acquired developed technology intangible asset acquired as part of the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”), and building leases at certain of our domestic locations. The impairment charge recorded during the year ended December 31, 2021 primarily related to the supply agreement intangible asset acquired as part of the combination with Genomic Health.
Other operating income (loss). Other operating income (loss) decreased to a loss of $13.2 million for the year ended December 31, 2022 compared to zero for the year ended December 31, 2021. The $13.2 million loss for the year ended December 31, 2022 represents the loss on the sale of our GPS test to MDxHealth, which is the difference between the carrying value of the intangible asset sold as of the closing date and the consideration received from the sale. The sale of the GPS test is further discussed in Note 18 of our consolidated financial statements included in this Annual Report on Form 10-K.
Investment income (loss), net. Investment income (loss), net decreased to a net investment loss of $19.4 million for the year ended December 31, 2022 compared to net investment income of $31.8 million for the year ended December 31, 2021. The net investment loss for the year ended December 31, 2022 was primarily due to losses recorded on our investments in privately held companies and marketable securities. Net investment income was primarily due to the realized gain of $30.5 million that was recorded on our preferred stock investment in Thrive at closing in January 2021, which represented the adjustment to our historical investment to its fair value prior to our acquisition of Thrive. Our acquisition of Thrive is further described in Note 18 of our consolidated financial statements included in this Annual Report on Form 10-K.
Interest expense. Interest expense increased to $19.6 million for the year ended December 31, 2022 compared to $18.6 million for the year ended December 31, 2021. Interest expense recorded from our outstanding convertible notes totaled $16.1 million and $16.1 million for the years ended December 31, 2022 and 2021, respectively. The convertible notes are further described in Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K.
Income tax benefit. Income tax benefit decreased to $9.1 million for the year ended December 31, 2022 compared to $246.9 million for the year ended December 31, 2021. The decrease in income tax benefit is primarily due to an income tax benefit of $239.2 million recorded during the year ended December 31, 2021 as a result of the change in the deferred tax asset valuation allowance resulting from the acquisition of Thrive.
Liquidity and Capital Resources
Overview
We have incurred losses and negative cash flows from operations since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at December 31, 2022, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
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

Cash, Cash Equivalents and Marketable Securities
As of December 31, 2022, we had approximately $242.5 million in unrestricted cash and cash equivalents and approximately $389.6 million in marketable securities.
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
Cash Flows

Amounts In millions	2022	2021
Net cash used in operating activities	$(223.6)	$(102.2)
Net cash provided by (used in) investing activities	74.1	(1,082.1)
Net cash provided by financing activities	76.5	8.5
Operating activities
The increase in cash used in operating activities for the year ended December 31, 2022 was primarily to fund our net loss. The increase in our net loss was primarily due to an increase in expenses incurred to process our tests and an increase in operating expenses incurred to support the growth of our operations as further discussed above. The increase in cash used was also due to timing of payments on our accounts payable and accrued expenses, including payments made during the year ended December 31, 2022 under our promotion agreement with Pfizer and for certain personnel related liabilities that were accrued for as of December 31, 2021. This was partially offset by an increase in revenue, which was primarily driven by an increase in completed Cologuard and Oncotype tests.
Investing activities
Cash provided by investing activities for the year ended December 31, 2022 was primarily due to a net cash inflow from purchases, sales, and maturities of marketable securities of $321.6 million and proceeds from the sale of our GPS test in the third quarter of $25.0 million, which was partially offset by purchases of property and equipment of $214.5 million, investments in privately held companies of $42.8 million, and payments related to our business combinations of $14.7 million. Cash used in investing activities for the year ended December 31, 2021 was primarily due to a net cash outflow from purchases, sales, and maturities of marketable securities of $369.7 million, our acquisition of Thrive of $343.2 million, our acquisition of PreventionGenetics of $84.2 million, our acquisition of Ashion of $72.3 million, our asset acquisition of PFS Genomics of $33.1 million, our TARDIS license asset acquisition of $25.0 million, purchases of property and equipment of $135.8 million, and investments in privately held companies of $18.0 million.
Financing activities
Cash provided by financing activities for the year ended December 31, 2022 consisted of proceeds of $50.0 million from our accounts receivable securitization facility, $25.5 million in connection with our employee stock purchase plan, and $6.5 million from the exercise of stock options, which was partially offset by cash outflows of $5.5 million for other financing activities. Cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds of $23.1 million in connection with our employee stock purchase plan and $14.4 million from the exercise of stock options, which was partially offset by payments on our construction loan of $23.7 million and $5.3 million for other financing activities.

Material Cash Requirements
Convertible Notes
As of December 31, 2022, we had outstanding aggregate principal of $2.21 billion on our convertible notes with maturity dates of January 15, 2025 (the “2025 Notes”), March 15, 2027 (the “2027 Notes”), and March 1, 2028 Notes (the "2028 Notes" and collectively, the “Notes”). The 2025 Notes have a maturity date of January 15, 2025 and an outstanding principal balance of $315.0 million. The 2027 Notes have a maturity date of March 15, 2027 and an outstanding principal balance of $747.5 million. The 2028 Notes have a maturity date of March 1, 2028 and an outstanding principal balance of $1.15 billion. The 2025 Notes, 2027 Notes, and 2028 Notes accrue interest at a fixed rate of 1.0%, 0.375%, and 0.375% per year, respectively, which is payable in cash semi-annually in arrears each year until the maturity date. See Note 10 in the Notes to Consolidated Financial Statements for further information. Until the six-months immediately preceding the maturity date of the applicable series of Notes, each series of Notes is convertible only upon the occurrence of certain events and during certain periods. The Notes will be convertible into cash, shares of our common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of our common stock, at our election. It is our intent and policy to settle all conversions through a combination settlement.
Lease Commitments
We act as lessee in our lease agreements, which include operating leases for corporate offices, laboratory space, warehouse space, vehicles, and certain laboratory and office equipment, and finance leases for certain equipment and vehicles. As of December 31, 2022, we had minimum operating and finance lease payments of $267.3 million and $11.7 million, respectively. Of the outstanding operating lease obligations, $38.3 million matures in 2023, and the remaining $229.0 million will mature in periods subsequent to 2023. Of the outstanding finance lease obligations, $3.7 million matures in 2023, and the remaining $8.0 million will mature in periods subsequent to 2023. See Note 15 in the Notes to Consolidated Financial Statements for further information.
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
As a result of the acquisition of Thrive in January 2021, an additional $450.0 million would be payable in cash to Thrive’s former shareholders upon the achievement of two discrete events, FDA approval and CMS coverage, for $150.0 million, and $300.0 million, respectively, in relation to the development and commercialization of a blood-based, multi-cancer early detection test. The projected fiscal year of payment range is from 2026 to 2028. See Note 18 in the Notes to Consolidated Financial Statements for further information.
As a result of the acquisition of Ashion in April 2021, an additional $20.0 million would be payable in cash to Ashion's former shareholders upon the commercial launch, on or before the tenth anniversary of the acquisition of Ashion, of a test for MRD detection and/or treatment. The projected fiscal year of payment range is from 2023 to 2024. An additional $30.0 million would be payable in cash to Ashion's former shareholders upon reaching cumulative revenues of $500.0 million from MRD products, on or before the fifth anniversary of the acquisition of Ashion. See Note 18 in the Notes to Consolidated Financial Statements for further information.
As a result of the acquisition of the proprietary TARDIS technology from TGen in January 2021, an additional $45.0 million would be payable in cash to TGen upon the achievement of cumulative product revenue milestones related to MRD detection and/or treatment. Milestone payments of $10.0 million and $35.0 million would be payable upon achieving $100.0 million and $250.0 million, respectively, in cumulative revenue on or before December 31, 2030. See Note 18 in the Notes to Consolidated Financial Statements for further information.

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
The timing and amounts of any such royalty or milestone payments is unknown due to the uncertain nature of product development and associated net revenues using these technologies. Refer to Note 11 and Note 18 in the Notes to Consolidated Financial Statements for further information.
Capital Expenditures
We expect to continue to invest in capital expenditures to support the growth of our existing products and our research and development activities. Our current projects include the build out of additional lab and warehouse space and certain lab automation projects at our existing facilities in Madison, WI. These projects are expected to be completed in 2023 and beyond. We also have assets under construction related to leasehold and building improvements, laboratory equipment, and software projects. We expect to incur approximately $120.0 million in capital expenditures in 2023.
Sources of Cash
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. During the fourth quarter of 2021, PNC Bank, National Association issued a letter of credit of $2.9 million, which reduced the amount available for cash advances under the line of credit to $147.1 million. As of December 31, 2022, we had not drawn any funds under the Revolver. In addition to the Revolver, we have access to $150.0 million under an accounts receivable securitization facility (the “Securitization Facility”), which expires in June 2024. The amount that we may borrow is determined based on the amount of qualifying accounts receivable at a given point in time. The Securitization Facility is collateralized by our accounts receivable. As of December 31, 2022, we had $50.0 million outstanding under the Securitization Facility, which is the minimum amount that we must borrow under the terms of the Securitization Facility. The Revolver and Securitization Facility are further described in Note 9 of our consolidated financial statements included in this Annual Report on Form 10-K.
We believe that our anticipated income from operations, cash and marketable securities on hand, and borrowing capacity under our Revolver and Securitization Facility will be adequate to meet our short-term commitments. However, we may need to raise additional capital to fully fund our current business plan and meet all commitments discussed above. We continuously evaluate our liquidity and capital resources, including access to external capital, in light of current economic and market conditions and our operational performance.
As of December 31, 2022, we had no off-balance sheet arrangements.
Net Operating Loss Carryforwards
As of December 31, 2022, we had federal, state, and foreign NOL carryforwards of approximately $475.2 million, $70.9 million, and $7.2 million, respectively. We also had federal and state research tax credit carryforwards of approximately $59.2 million and $27.8 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates through 2040, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. The Tax Cuts and Jobs Act (H.R. 1) of 2017 limits the deduction for NOLs to 80% of current year taxable income and provides for an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. As of December 31, 2022, we had $300.2 million of NOLs incurred after December 31, 2017. For these reasons, even if we attain profitability, our ability to utilize our NOLs may be limited, potentially significantly so.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses and current uncertainty as to timing of future taxable income. Given the future limitations on and expiration of certain Federal and State deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $19.7 million remaining as of December 31, 2022, which is included in other long-term liabilities on our consolidated balance sheet.
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
We determine the amount we expect to ultimately collect using historical collections, established reimbursement rates, and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers, and claim denials. The consideration derived from our contracts is fixed when we contract with a direct bill payer as our ability to collect is not contingent on the customer’s ability to collect through their downstream billing efforts. A change in the estimated transaction price derived by the aforementioned inputs would ultimately impact the amount of revenue recognized during the period. For the years ended December 31, 2022, 2021, and 2020, we've recognized an upward or downward adjustment to revenues from a change in transaction price representing approximately 1% of prior year revenues. A 1% change in our estimated transaction price for revenue recognized for the year ended December 31, 2022 would result in an adjustment to revenue of approximately $20.8 million in 2023.
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
Management has determined that a valuation allowance of $419.4 million and $262.2 million at December 31, 2022 and 2021, respectively is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.
Acquired Intangible Assets. We acquire finite-lived intangible assets through our business combinations and asset acquisitions, which primarily consist of developed technology. As of December 31, 2022, our developed technology intangible assets have a carrying value of $615.9 million. Key assumptions used to value developed technology under the income approach include projected revenue growth, projected gross margin and operating expenses, discount rate, tax rate, terminal growth rate, and obsolescence factor. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment charges in the future. Determining the useful life of the developed technology also requires judgment and actual useful life may differ.
Certain of our acquisitions include the acquisition of indefinite-lived in-process research and development (“IPR&D”). As a result of the acquisition of Thrive, we recorded an IPR&D asset of $1.25 billion. There are major risks and uncertainties associated with IPR&D due to the regulatory approvals needed, which rely on the success of clinical trials that demonstrate product effectiveness. Key assumptions used to calculate the fair value of the IPR&D asset included inputs such as projected revenues, projected gross margin and operating expenses, discount rate, tax rate, terminal growth rate, obsolescence factor, and probability of commercial success, We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and material IPR&D impairment charges may occur in future periods.
Contingent Consideration Liabilities. Business combinations may include contingent consideration to be paid based on the occurrence of future events, such as the achievement of certain development, regulatory and sales milestones. Contingent consideration is a financial liability recorded at fair value at the acquisition date. We remeasure the fair value of outstanding contingent consideration liabilities at each reporting period.
The estimate of fair value contains uncertainties as it involves judgement about the likelihood and timing of achieving milestones as well as the present-value factor. A change in the assumptions made for probability of success, projected fiscal year of payment, and present-value factor could have a material impact on the estimated fair value. Our contingent consideration liability is primarily due to our acquisition of Thrive, which resulted in a contingent consideration liability of $352.0 million. Due to changes in macroeconomic conditions and a delay in the projected fiscal year of payment for the regulatory and product development milestones associated with our acquisition of Thrive, the weighted average present-value factor increased from 2.3% as of December 31, 2021 to 6.2% as of December 31, 2022, and the fair value of the contingent consideration liability was remeasured from $338.6 million as of December 31, 2021 to $284.1 million as of December 31, 2022. Further changes in the key assumptions made in determining the fair value of the contingent consideration liability recorded related to the acquisition of Thrive could impact the estimated fair value as follows:

Assumption	Unit of Measure Change	Fair Value Impact (In Thousands)
Probability of success	5%	$15,800
Projected fiscal year of payment	1 Year	16,500
Present-Value Factor	1%	12,200
Impairment of Indefinite-Lived Assets. We test indefinite-lived assets for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on the qualitative assessment, if it is determined that the fair value of indefinite-lived intangible assets is more likely than not to be less than its carrying amount, the fair value will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Determining whether impairment indicators exist and estimating the fair value of our indefinite-lived intangible assets if necessary for impairment testing requires significant judgment. We performed our annual goodwill assessment using a qualitative assessment and concluded there were no impairments. Qualitative factors considered in this assessment included industry and market conditions, overall financial performance, and other relevant events and factors. We also performed our annual IPR&D assessment using a qualitative assessment and concluded there were no impairments for the year ended December 31, 2022. Qualitative factors considered in this assessment included industry and market conditions, financial and strategic factors, the status of product development, and the consideration of legal, competitive, regulatory, and technical risks. We recorded an impairment charge of $200.0 million during the year ended December 31, 2020 related to the IPR&D acquired as part of the combination with Genomic Health due to the abandonment of further development of the IPR&D.
Impairment of Long-Lived Assets. We evaluate the fair value of long-lived assets, which include property, plant and equipment, leases, finite-lived intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The review of qualitative factors requires significant judgement. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We recorded impairment charges totaling $16.0 million during the year ended December 31, 2022 related to the supply agreement intangible asset acquired as part of the combination with Genomic Health, the developed technology intangible asset acquired as part of the acquisition of Paradigm, and building leases at certain of our domestic locations. We recorded an impairment charge of $20.2 million during the year ended December 31, 2021 related to the supply agreement intangible asset acquired as part of the combination with Genomic Health. We recorded an impairment charge of $9.7 million during the year ended December 31, 2020 related to the patent intangible asset acquired as part of an asset purchase agreement with Armune Biosciences, Inc. due to the abandonment of the research and development activities using the acquired assets. We utilized the income approach to measure the fair value of the acquired developed technology intangible asset, supply agreement intangible asset, and building leases during the years ended December 31, 2022 and 2021, which required management to make estimates including revenue projections, cash flow projections, and discount rates. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the eventual realized value of the impaired asset may vary from its fair value.
Recent Accounting Pronouncements
See Note 1 in the Notes to Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of December 31, 2022 and December 31, 2021 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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

As of December 31, 2022, we had $50.0 million in outstanding variable rate debt. Based on a hypothetical 100 basis point increase in market interest rates, annual interest expense on variable rate debt as of December 31, 2022 would increase by approximately $0.5 million. If we were to draw down additional amounts under either our Revolving Loan or Securitization Facility, the impact of increases in prevailing market interest rates would be even greater. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of December 31, 2022, we had open foreign currency forward contracts with notional amounts of $22.3 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 8. Consolidated Financial Statements and Supplementary Data
EXACT SCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Exact Sciences Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Net Accounts Receivable - Variable Consideration
As described in Note 1 to the consolidated financial statements, the Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype tests. The Company’s customer is primarily the patient. Management estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, management considers several factors, such as historical collections experience, customer mix, patient insurance eligibility and payer reimbursement contracts. The Company’s net accounts receivable as of December 31, 2022 was $158.0 million.
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
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2023

We have served as the Company’s auditor since 2020.

EXACT SCIENCES CORPORATION
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$242,493	$315,471
Marketable securities	389,564	715,005
Accounts receivable, net	158,043	216,645
Inventory	118,259	104,994
Prepaid expenses and other current assets	73,898	74,122
Total current assets	982,257	1,426,237
Long-term assets:
Property, plant and equipment, net	684,756	580,248
Operating lease right-of-use assets	167,003	174,225
Goodwill	2,346,040	2,335,172
Intangible assets, net	1,956,240	2,094,411
Other long-term assets, net	90,577	74,591
Total assets	$6,226,873	$6,684,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,916	$67,829
Accrued liabilities	299,216	398,556
Operating lease liabilities, current portion	28,366	19,710
Other current liabilities	10,249	30,973
Total current liabilities	412,747	517,068
Long-term liabilities:
Convertible notes, net	2,186,106	2,180,232
Long-term debt	50,000	—
Other long-term liabilities	352,459	417,782
Operating lease liabilities, less current portion	182,399	182,166
Total liabilities	3,183,711	3,297,248

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—177,925,631 and 173,674,067 shares at December 31, 2022 and December 31, 2021	1,780	1,738
Additional paid-in capital	6,311,644	6,028,861
Accumulated other comprehensive loss	(5,236)	(1,443)
Accumulated deficit	(3,265,026)	(2,641,520)
Total stockholders’ equity	3,043,162	3,387,636
Total liabilities and stockholders’ equity	$6,226,873	$6,684,884
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$2,084,279	$1,767,087	$1,491,391

Operating expenses:
Cost of sales (exclusive of amortization of acquired intangible assets)	574,394	458,757	354,324
Research and development	393,418	385,646	554,052
Sales and marketing	846,011	861,889	589,919
General and administrative	737,304	801,262	481,393
Amortization of acquired intangible assets	97,450	95,001	93,398
Impairment of long-lived assets	15,969	20,210	209,666
Total operating expenses	2,664,546	2,622,765	2,282,752

Other operating income (loss)	(13,244)	—	23,665
Loss from operations	(593,511)	(855,678)	(767,696)

Other income (expense)
Investment income (loss), net	(19,425)	31,778	6,574
Interest expense	(19,634)	(18,606)	(67,941)
Total other income (expense)	(39,059)	13,172	(61,367)

Net loss before tax	(632,570)	(842,506)	(829,063)

Income tax benefit	9,064	246,881	5,458

Net loss	$(623,506)	$(595,625)	$(823,605)

Net loss per share—basic and diluted	$(3.54)	$(3.48)	$(5.45)

Weighted average common shares outstanding—basic and diluted	176,351	171,348	151,137

The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(623,506)	$(595,625)	$(823,605)
Other comprehensive loss, before tax:
Unrealized gain (loss) on available-for-sale investments	(3,823)	(2,162)	771
Foreign currency adjustment	30	23	25
Comprehensive loss, before tax	(627,299)	(597,764)	(822,809)
Income tax benefit (expense) related to items of other comprehensive loss	—	170	(170)
Comprehensive loss, net of tax	$(627,299)	$(597,594)	$(822,979)
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2020	147,625,696	$1,477	$3,178,552	$(100)	$(1,222,290)	$1,957,639
Exercise of common stock options	702,907	7	27,070	—	—	27,077
Issuance of common stock to fund the Company’s 2019 401(k) match	136,559	1	12,006	—	—	12,007
Compensation expense related to issuance of stock options and restricted stock awards	1,665,408	17	152,889	—	—	152,906
Purchase of employee stock purchase plan shares	301,064	3	18,352	—	—	18,355
Issuance of common stock for business combinations	386,293	4	28,843	—	—	28,847
Issuance of common stock for registered direct offering	8,605,483	86	861,615	—	—	861,701
Net loss	—	—	—	—	(823,605)	(823,605)
Other comprehensive income	—	—	—	626	—	626
Balance, December 31, 2020	159,423,410	$1,595	$4,279,327	$526	$(2,045,895)	$2,235,553
Conversion of convertible notes, net of tax	580	—	43	—	—	43
Exercise of common stock options	1,295,104	13	14,424	—	—	14,437
Issuance of common stock to fund the Company’s 2020 401(k) match	162,606	2	22,932	—	—	22,934
Compensation expense related to issuance of stock options and restricted stock awards	1,879,169	19	334,004	—	—	334,023
Purchase of employee stock purchase plan shares	331,769	3	23,067	—	—	23,070
Issuance of common stock for business combinations	10,581,429	106	1,355,064	—	—	1,355,170
Net loss	—	—	—	—	(595,625)	(595,625)
Other comprehensive loss	—	—	—	(1,969)	—	(1,969)
Balance, December 31, 2021	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	706,134	6	6,518	—	—	6,524
Issuance of common stock to fund the Company’s 2021 401(k) match	391,129	4	29,198	—	—	29,202
Compensation expense related to issuance of stock options and restricted stock awards	2,220,510	22	206,801	—	—	206,823
Purchase of employee stock purchase plan shares	668,605	7	25,484	—	—	25,491
Issuance of common stock for business combinations and asset acquisitions	265,186	3	14,789	—	—	14,792
Other	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	(623,506)	(623,506)
Other comprehensive loss	—	—	—	(3,793)	—	(3,793)
Balance, December 31, 2022	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(623,506)	$(595,625)	$(823,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	100,108	85,345	69,964
Loss on disposal of property, plant and equipment	1,863	1,055	2,470
Unrealized (gain) loss on equity investments	11,774	1,492	(1,179)
Deferred tax benefit	(11,901)	(253,169)	(6,748)
Stock-based compensation	206,823	253,063	152,906
Post-combination expense for acceleration of unvested equity	—	80,960	—
Realized (gain) loss on non-marketable investments	10,000	(30,500)	—
Loss on settlement of convertible notes	—	—	50,819
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	7,127	6,683	1,546
Amortization of premium on short-term investments	1,845	4,618	1,549
Amortization of acquired intangible assets	97,450	95,001	93,398
Asset acquisition IPR&D expense	—	85,337	412,568
Loss on sale of asset	13,244	—	—
Impairment of long-lived assets	15,969	20,210	209,666
Remeasurement of contingent consideration	(56,617)	6,360	(323)
Non-cash lease expense	28,639	25,825	15,720
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	61,088	25,150	(100,526)
Inventory, net	(13,231)	(9,221)	(30,310)
Operating lease liabilities	(20,646)	(16,685)	(8,784)
Accounts payable and accrued liabilities	(52,180)	169,800	55,165
Other assets and liabilities	(1,408)	(57,935)	42,186
Net cash provided by (used in) operating activities	(223,559)	(102,236)	136,482
Cash flows from investing activities:
Purchases of marketable securities	(131,486)	(1,164,050)	(1,089,953)
Maturities of marketable securities	453,072	794,322	886,675
Purchases of property, plant and equipment	(214,462)	(135,766)	(65,078)
Proceeds from sale of asset	25,000	—	—
Investment in privately held companies	(42,823)	(18,044)	(15,947)
Business combination, net of cash acquired and issuance costs	(14,686)	(499,730)	(6,658)
Asset acquisitions, net of cash acquired	—	(58,073)	(411,421)
Other investing activities	(549)	(744)	345
Net cash provided by (used in) investing activities	74,066	(1,082,085)	(702,037)
Cash flows from financing activities:
Proceeds from accounts receivable securitization facility	50,000	—	—
Proceeds from issuance of convertible notes, net	—	—	1,125,547
Proceeds from exercise of common stock options	6,524	14,437	27,077
Proceeds from sale of common stock, net of issuance costs	—	—	861,701
Proceeds in connection with the Company's employee stock purchase plan	25,491	23,070	18,355
Payments on settlement of convertible notes	—	—	(150,054)
Payments on construction loan	—	(23,749)	(1,250)
Other financing activities	(5,530)	(5,286)	(1,755)
Net cash provided by financing activities	76,485	8,472	1,879,621

Effects of exchange rate changes on cash and cash equivalents	30	23	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(72,978)	(1,175,826)	1,314,066
Cash, cash equivalents and restricted cash at the beginning of period	315,768	1,491,594	177,528
Cash, cash equivalents and restricted cash at the end of period	$242,790	$315,768	$1,491,594

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired but not paid	$15,943	$33,177	$2,685
Business acquisition contingent consideration liability	$4,600	$350,348	$—
Supplemental disclosure of cash flow information:
Interest paid	$11,519	$10,735	$9,384
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$242,493	$315,471	$1,491,288
Restricted cash — included in prepaid expenses and other current assets as of December 31, 2022, and other long-term assets, net as of December 31, 2021 and 2020	297	297	306
Total cash, cash equivalents and restricted cash	$242,790	$315,768	$1,491,594
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Exact Sciences Corporation (together with its subsidiaries, “Exact” or the “Company”) was incorporated in February 1995. Exact is a leading global cancer diagnostics company. It has developed some of the most impactful tests in cancer screening and diagnostics, including Cologuard® and Oncotype DX®. Exact is currently working on the development of additional tests, with the goal of bringing new innovative cancer tests to patients throughout the world.
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
The spread of the coronavirus (“COVID-19”) has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, the Company’s allowance for doubtful accounts and credit losses, marketable and non-marketable investments, and the carrying value of the goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.
The pandemic and related precautionary measures began to materially disrupt the Company's operations in March 2020 and may continue to disrupt the business for an unknown period of time. As a result, the pandemic had an impact on the Company's revenues and operating results.
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
Allowance for Doubtful Accounts
The Company estimates an allowance for doubtful accounts against accounts receivable using historical collection trends, aging of accounts, current and future implications surrounding the ability to collect such as economic conditions, and regulatory changes. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events, or other substantive evidence such as an adverse change in a payer's ability to pay indicate that expected collections will be less than previously estimated. At December 31, 2022 and 2021, the allowance for doubtful accounts recorded was not material to the Company's consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, there was an immaterial amount of bad debt expense written off against the allowance and charged to operating expense.
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
Direct and indirect manufacturing costs incurred during process validation with probable future economic benefit are capitalized. Validation costs incurred for other research and development activities, which are not permitted to be sold, are expensed to research and development in the Company’s consolidated statements of operations.
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
Software Development Costs
Costs related to internal use software, including hosted arrangements, are incurred in three stages: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Costs incurred during the application development stage that meet the criteria for capitalization are capitalized and amortized, when the software is ready for its intended use, using the straight‑line method over the estimated useful life of the software, or the duration of the hosting agreement.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Investments in Privately Held Companies
The Company determines whether its investments in privately held companies are debt or equity based on their characteristics. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required. If consolidation is not required and the Company does not have voting control of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in substance common stock where the Company exercises significant influence over the investee.
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
Investments in privately held companies determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities unless the fair value option is elected.
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
Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the years ended December 31, 2022, 2021 and 2020 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Acquired In-process Research and Development (“IPR&D”)
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenues from the projects and discounting the net cash flows to present value. The revenues and cost projections used to value acquired IPR&D are, as applicable, reduced based on the probability of success. IPR&D projects acquired in a business combination that are not complete are capitalized and accounted for as indefinite-lived intangible assets until completion or abandonment of the related research and development (“R&D”) efforts. Upon successful completion of the project, the capitalized amount is amortized over its estimated useful life. If a project is abandoned, all remaining capitalized amounts are written off immediately. There are often major risks and uncertainties associated with IPR&D projects as the Company is required to obtain regulatory approvals in order to market the resulting products. Such approvals require completing clinical trials that demonstrate the product's effectiveness. Consequently, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and IPR&D impairment charges may occur in future periods.
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
Contingent Consideration Liabilities
Certain of the Company’s business combinations involve potential payment of future consideration that is contingent upon the achievement of certain regulatory and product development milestones being achieved. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred, estimated as the probability-weighted future cash flows, discounted back to present value. The fair value of contingent consideration is measured using projected probabilities of success, projected payment dates, present value-factors, and projected revenues (for revenue-based considerations). Changes in probabilities of success, present-value factors, and projected payment dates may result in adjustments to the fair value measurements. Contingent consideration is remeasured each reporting period using Level 3 inputs, and the change in fair value, including accretion for the passage of time, is recognized as income or expense within general and administrative expenses on the Company’s consolidated statements of operations. Cash contingent consideration payments up to the acquisition date fair value of the contingent consideration liability are classified as financing activities in the consolidated statements of cash flows, and amounts paid in excess of the original acquisition date fair value are classified as operating activities in the consolidated statements of cash flows.
Collateralized Debt Instruments
Debt instruments that are collateralized by security interests in financial assets held by the Company are accounted for as a secured borrowing and therefore: (i) the asset balances pledged as collateral are included within the applicable balance sheet line item and the borrowings are included within long-term debt in the consolidated balance sheet; (ii) interest expense is included within the consolidated statements of operations; and (iii) in the case of collateralized accounts receivable, receipts from customers related to the underlying accounts receivable are reflected as operating cash flows, and (iv) borrowings and repayments under the collateralized loans are reflected as financing cash flows within the consolidated statements of cash flows.
Goodwill
The Company evaluates goodwill for possible impairment at the reporting unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Qualitative factors considered in this assessment include industry and market conditions, overall financial performance, and other relevant events and factors affecting the Company's business. Based on the qualitative assessment, if it is determined that the fair value of goodwill is more likely than not to be less than its carrying amount, the fair value of a reporting unit will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Impairment of Long-Lived Assets
The Company evaluates the fair value of long-lived assets, which include property, plant and equipment, leases, finite-lived intangible assets, and investments in privately held companies, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	December 31,
(In thousands)	2022	2021	2020
Shares issuable in connection with acquisitions	—	45	157
Shares issuable upon exercise of stock options	1,518	2,284	2,231
Shares issuable upon the release of restricted stock awards	5,255	4,321	3,968
Shares issuable upon the release of performance share units	968	878	619
Shares issuable upon conversion of convertible notes	20,309	20,309	20,309
	28,050	27,837	27,284

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
The estimated fair value of these awards is recognized to expense using the straight-line method over the requisite service period.
The fair value of service-based awards for each restricted stock unit award is determined on the date of grant using the closing stock price on that day. The estimated fair value of these awards is recognized to expense using the straight-line method over the vesting period.
The fair value of performance-based equity awards that do not include a market condition is determined on the date of grant using the closing stock price on that day. The fair value of performance-based equity awards that include a market condition is determined on the date of grant using a Monte Carlo valuation technique. The expense recognized each period is also dependent on the probability of what performance conditions will be met which is determined by management's evaluation of internal and external factors. Determining the appropriate amount to expense based on the anticipated achievement of the stated goals requires judgment, including forecasting future financial results. The estimate of the timing of the expense recognition is revised periodically based on the probability of achieving the goals and adjustments are made as appropriate. The cumulative impact of any revision is reflected in the period of the change. If the financial performance targets and operational milestones are not achieved, the award would not vest resulting in no stock-based compensation being recognized and any previously recognized stock-based compensation expense being reversed.
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
The Company incurred research and development expenses of $393.4 million, $385.6 million, and $554.1 million during the years ended December 31, 2022, 2021, and 2020, respectively, including IPR&D of $85.3 million and $412.6 million that was acquired in asset acquisitions that had no alternative future use during the years ended December 31, 2021 and 2020, respectively. The value of the acquired IPR&D that was expensed was determined by identifying those acquired specific IPR&D projects that would be continued and which (a) were incomplete and (b) had no alternative future use. Acquired IPR&D assets that are acquired in an asset acquisition and which have no alternative future use are classified as an investing cash outflow in the consolidated statements of cash flows.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Advertising Costs
The Company expenses the costs of media advertising at the time the advertising takes place. The Company expensed approximately $170.3 million, $144.0 million, and $97.6 million of media advertising during the years ended December 31, 2022, 2021, and 2020, respectively, which is recorded in sales and marketing expenses on the Company's consolidated statements of operations.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Revenue Recognition
Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype, PreventionGenetics, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Performance obligations—A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer.  The Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. Or, in the context of some of the Company’s agreements, the satisfaction of the performance obligation occurs when a specimen sample is not returned to the laboratory for processing before the end of the allotted testing window. The Company elects the practical expedient to not disclose unsatisfied performance obligations, as the duration of time between providing testing supplies, the receipt of a sample, and the release of a test result to the ordering healthcare provider is far less than one year.
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
The Company estimates the amount of variable consideration using the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, the Company considers several factors, such as historical collections experience, customer mix, patient insurance eligibility and payer reimbursement contracts.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Cost of Sales
Cost of sales reflects the aggregate costs incurred in delivering our products and services and includes material and service costs, personnel costs, including stock-based compensation expense, equipment and infrastructure expenses associated with laboratory testing services, order and delivery systems, shipping charges, and allocated overhead such as rent, information technology costs, equipment depreciation and utilities. Costs associated with performing the Company’s tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Foreign Currency Transactions
The functional currency for most of the Company’s international subsidiaries is the U.S. dollar. When the functional currency differs from the local currency, monetary assets and liabilities are remeasured at the current period-end exchange rate, while non-monetary assets and liabilities are remeasured at the historical rate. The gains and losses as a result of exchange rate adjustments of these subsidiaries are recognized in the consolidated statements of operations. Net foreign currency transaction gains or losses were not material to the consolidated statements of operations for the periods presented.
For the Company's international subsidiaries where the functional currency is other than the U.S. dollar, assets and liabilities are translated into the U.S. dollar at the current period-end exchange rate. Revenue and expense items are translated at the average exchange rates for the period. The cumulative adjustments resulting from the translation of the financial statements into the U.S. dollar are included in the Company's consolidated balance sheet as a component of accumulated other comprehensive loss.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash, cash equivalents and marketable securities. As of December 31, 2022, the Company had cash and cash equivalents deposited in financial institutions in which the balances exceed the federal government agency insured limit of $250,000 by approximately $125.7 million. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.
Through December 31, 2022, the Company’s revenues have been primarily derived from the sale of Cologuard, Oncotype, and COVID-19 tests. The following is a breakdown of revenue and accounts receivable from major payers:

	% Revenue for the years ended December 31,			% Accounts Receivable at December 31,
Major Payer	2022	2021	2020	2022	2021	2020
Centers for Medicare and Medicaid Services	14%	20%	21%	14%	11%	14%
UnitedHealthcare	12%	11%	10%	9%	8%	7%
State of Wisconsin	3%	8%	12%	5%	9%	22%
Tax Positions
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, the Company has determined that a valuation allowance at December 31, 2022 and 2021 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
For the year ended December 31, 2020, interest expense in the consolidated statement of operations decreased by $28.1 million as a result of a decrease in amortization of debt discounts, premiums, and issuance costs of $70.9 million, which was offset by an increase in loss on extinguishment of $42.8 million in connection with the extinguishment of $100.0 million face value of the 2025 Notes. Income tax benefit decreased by $3.1 million and net loss per share, basic and diluted, decreased by $0.17 per share.
In October 2021, The FASB issued ASU No. 2021-08, Business Combinations (Topic 805). This update requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. This differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted the amendments in this update during the first quarter of 2022. There was no material impact to the Company's consolidated financial statements.
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
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) – Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This update clarifies that a contractual restriction on the sale of an equity security is not part of the unit of account of the security and should not be considered in measuring fair value. The update also provides that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in this update should be applied prospectively, and are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company early adopted the amendments in this update during the third quarter of 2022. There was no material impact to the Company’s consolidated financial statements.
Guarantees and Indemnifications
The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2022 and 2021.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(2) REVENUE
 The following table presents the Company's revenues disaggregated by revenue source:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Screening
Medicare Parts B & C	$545,458	$438,646	$365,471
Commercial	743,238	569,944	409,671
Other	136,007	53,718	39,925
Total Screening	1,424,703	1,062,308	815,067
Precision Oncology
Medicare Parts B & C	$197,327	$197,394	$165,799
Commercial	177,518	180,177	153,410
International	117,738	109,913	77,484
Other	108,905	74,192	43,800
Total Precision Oncology	601,488	561,676	440,493
COVID-19 Testing	$58,088	$143,103	$235,831
Total	$2,084,279	$1,767,087	$1,491,391
Screening revenue primarily includes laboratory service revenue from Cologuard and PreventionGenetics, LLC (“PreventionGenetics”) tests while Precision Oncology revenue includes laboratory service revenue from global Oncotype products and therapy selection products.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. The Company recognized revenue from a change in transaction price of $20.3 million for the year ended December 31, 2022. The Company recorded a downward adjustment to revenue from a change in transaction price of $11.8 million for the year ended December 31, 2021. The Company recognized revenue from a change in transaction price of $9.6 million for the year ended December 31, 2020.
The Company had deferred revenue of $3.1 million and $1.0 million as of December 31, 2022 and 2021, respectively. Deferred revenue is reported in other current liabilities in the Company’s consolidated balance sheets.
Revenue recognized for the year ended December 31, 2022, which was included in the deferred revenue balance at the beginning of the year, was not significant. Revenue recognized for the year ended December 31, 2021, which was included in the deferred revenue balance at the beginning of the year, was $24.6 million. Of the $24.6 million of revenue recognized for the year ended December 31, 2021, $24.2 million was related to COVID-19 testing.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at December 31, 2022 and 2021:

	December 31,
(In thousands)	2022	2021
Cash and cash equivalents
Cash and money market	$178,168	$247,335
Cash equivalents	64,325	68,136
Total cash and cash equivalents	242,493	315,471
Marketable securities
Available-for-sale debt securities	$384,415	$711,669
Equity securities	5,149	3,336
Total marketable securities	389,564	715,005
Total cash, cash equivalents, and marketable securities	$632,057	$1,030,476
Available-for-sale debt securities, including the classification within the consolidated balance sheet at December 31, 2022, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$63,021	$—	$—	$63,021
U.S. government agency securities	1,304	—	—	1,304
Total cash equivalents	64,325	—	—	64,325
Marketable securities
U.S. government agency securities	$228,012	$—	$(2,789)	$225,223
Corporate bonds	116,318	20	(1,667)	114,671
Asset backed securities	45,374	2	(855)	44,521
Total marketable securities	389,704	22	(5,311)	384,415
Total available-for-sale debt securities	$454,029	$22	$(5,311)	$448,740
_________________________________
(1)     Gains and losses in accumulated other comprehensive loss (“AOCI”) are reported before tax impact.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Available-for-sale debt securities, including the classification within the consolidated balance sheet at December 31, 2021, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$64,593	$—	$—	$64,593
U.S. government agency securities	3,543	—	—	3,543
Total cash equivalents	68,136	—	—	68,136
Marketable securities
Corporate bonds	$313,634	$13	$(493)	$313,154
U.S. government agency securities	250,793	—	(873)	249,920
Asset backed securities	94,565	2	(107)	94,460
Certificates of deposit	47,147	2	(10)	47,139
Commercial paper	6,996	—	—	6,996
Total marketable securities	713,135	17	(1,483)	711,669
Total available-for-sale debt securities	$781,271	$17	$(1,483)	$779,805
_________________________________
(1)     Gains and losses in AOCI are reported before tax impact.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at December 31, 2022:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Commercial paper	$63,021	$63,021	$—	$—
U.S. government agency securities	1,304	1,304	—	—
Total cash equivalents	64,325	64,325	—	—
Marketable securities
U.S. government agency securities	$218,364	$215,620	$9,648	$9,603
Corporate bonds	90,368	89,102	25,950	25,569
Asset backed securities	—	—	45,374	44,521
Total marketable securities	308,732	304,722	80,972	79,693
Total available-for-sale securities	$373,057	$369,047	$80,972	$79,693

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of December 31, 2022, aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
U.S. government agency securities	$37,458	$(337)	$187,766	$(2,452)	$225,224	$(2,789)
Corporate bonds	35,055	(575)	73,702	(1,092)	108,757	(1,667)
Asset backed securities	27,984	(735)	15,536	(120)	43,520	(855)
Total available-for-sale securities	$100,497	$(1,647)	$277,004	$(3,664)	$377,501	$(5,311)
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
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of December 31, 2022 and 2021 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s consolidated statements of operations. The gains and losses recorded were not significant for the years ended December 31, 2022, 2021, and 2020.
(4) INVENTORY
Inventory consisted of the following:

	December 31,
(In thousands)	2022	2021
Raw materials	$61,207	$51,321
Semi-finished and finished goods	57,052	53,673
Total inventory	$118,259	$104,994

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

		December 31,
(In thousands)	Estimated Useful Life	2022	2021
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	200,588	147,083
Land improvements	15 years	6,417	5,206
Buildings	30 - 40 years	288,941	210,560
Computer equipment and computer software	3 years	142,896	109,119
Laboratory equipment	3 - 10 years	246,344	189,748
Furniture and fixtures	3 - 10 years	34,047	28,293
Assets under construction	n/a	68,398	100,339
Property, plant and equipment, at cost		992,347	795,064
Accumulated depreciation		(307,591)	(214,816)
Property, plant and equipment, net		$684,756	$580,248
_________________________________
(1)     Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $100.1 million, $85.3 million, and $70.0 million, respectively.
At December 31, 2022, the Company had $68.4 million of assets under construction, which consisted of $45.2 million in laboratory equipment under construction, $10.9 million in buildings under construction, $10.0 million of capitalized costs related to software projects, $2.2 million in leasehold improvements, and minimal amounts for land improvements and furniture and fixtures. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company's intangible assets as of December 31, 2022:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2022
Finite-lived intangible assets
Trade name	12.5	$104,000	$(20,653)	$83,347
Customer relationships	8.0	4,000	(444)	3,556
Patents and licenses	4.2	11,542	(8,152)	3,390
Acquired developed technology (1)	7.8	861,474	(245,527)	615,948
Total finite-lived intangible assets		981,016	(274,776)	706,240
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,231,016	$(274,776)	$1,956,240
_________________________________
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2023	$91,713
2024	91,379
2025	90,331
2026	89,271
2027	89,271
Thereafter	254,275
Total	$706,240
The Company’s acquired intangible assets are being amortized on a straight-line basis over the estimated useful life.
On August 2, 2022, the Company completed a sale of the developed technology intangible asset related to the Oncotype DX Genomic Prostate Score test (“GPS test”) to MDxHealth SA (“MDxHealth”), which was measured using the income approach to determine the fair value. The gross value of the intangible asset was $59.0 million with accumulated amortization of $16.1 million as of the closing date, resulting in a carrying value of $42.9 million, which was derecognized from intangible assets, net in the consolidated balance sheets upon completion of the divestiture. Refer to Note 18 for further information on this sale.
During the third quarter of 2022, the remaining carrying value of $2.0 million related to the supply agreement intangible asset acquired as part of the combination with Genomic Health, Inc. (“Genomic Health”) was recorded as a non-cash, pre-tax impairment loss due to the termination of the agreement. The Company previously recorded a non-cash, pre-tax impairment loss of $20.2 million during the third quarter of 2021 due to lower than anticipated performance of the underlying product.
During the second quarter of 2022, the remaining carrying value of $6.6 million related to the developed technology intangible asset acquired as a result of the acquisition of Paradigm Diagnostics, Inc. was recorded a non-cash, pre-tax impairment loss due to lower than anticipated performance of the underlying product.
During the third quarter of 2020, the carrying value of $200.0 million related to the IPR&D intangible asset acquired as a result of the acquisition of Genomic Health was recorded a non-cash, pre-tax impairment loss. The Company began discussions with Biocartis during the third quarter of 2020 regarding the termination of its agreements with Biocartis related to the development of an in vitro diagnostic (“IVD”) version of the Oncotype DX Breast Recurrence Score® test, and the agreements were ultimately terminated in November 2020.
During the third quarter of 2020, the remaining carrying value of $9.7 million related to certain research and development assets acquired in 2017 through an asset purchase agreement with Armune Biosciences, Inc. was recorded a non-cash, pre-tax impairment loss These assets were expected to complement the Company’s product pipeline and were expected to have alternative future uses at the time of acquisition; however, due to changes in strategic priorities and efforts during the third quarter of 2020, these assets are no longer expected to be utilized to advance the Company’s product pipeline.
The Company utilized the income approach to measure the fair value of the impaired intangible assets, which involved significant unobservable inputs (Level 3 inputs), including revenue projections, cash flow projections, and discount rates.
The impairment charges recorded are included in impairment of long-lived assets in the consolidated statements of operations.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 is as follows:

(In thousands)
Balance, January 1, 2021	$1,237,672
Thrive Earlier Detection Corporation (“Thrive”) acquisition	948,105
Ashion Analytics, LLC (“Ashion”) acquisition	56,758
PreventionGenetics acquisition	92,637
Balance, December 31, 2021	2,335,172
OmicEra Acquisition	10,809
PreventionGenetics acquisition adjustment	(58)
Effects of changes in foreign currency exchange rates (1)	117
Balance, December 31, 2022	$2,346,040
_________________________________
(1)    Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
There were no impairment losses for the years ended December 31, 2022, 2021, and 2020.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company’s fair value measurements as of December 31, 2022 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$178,168	$178,168	$—	$—
Commercial paper	63,021	—	63,021	—
U.S. government agency securities	1,304	—	1,304	—
Restricted cash	297	297	—	—
Marketable securities
U.S. government agency securities	$225,223	$—	$225,223	$—
Corporate bonds	114,671	—	114,671	—
Asset backed securities	44,521	—	44,521	—
Equity securities (1)	5,149	5,149	—	—
Non-marketable securities	$10,065	$—	$—	$10,065
Liabilities
Contingent consideration	$(306,927)	$—	$—	$(306,927)
Total	$335,492	$183,614	$448,740	$(296,862)
_________________________________
(1)Inclusive of the American Depository Shares of MDxHealth received as part of the sale of the Company’s GPS test, which are restricted to a holding period of six months after the date of the sale of August 2, 2022. The shares have a fair value of $4.6 million as of December 31, 2022.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
There have been no changes in valuation techniques or transfers between fair value measurement levels during the year ended December 31, 2022. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Contingent Consideration Liabilities
The fair value of contingent consideration as of December 31, 2022 and 2021 was $306.9 million and $359.0 million, respectively, which was recorded in other long-term liabilities in the consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent consideration
Balance, January 1, 2021 (1)	$2,477
Purchase price contingent consideration (2)	350,348
Changes in fair value	6,359
Payments	(163)
Balance, December 31, 2021	359,021
Purchase price contingent consideration (3)	4,600
Changes in fair value	(56,617)
Payments	(77)
Balance, December 31, 2022	$306,927
_________________________________
(1)     The change in fair value of the contingent consideration liability during the year ended December 31, 2020 was not material to the consolidated financial statements.
(2)    The increase in the contingent consideration liability is due to the contingent consideration associated with the acquisitions of Ashion and Thrive. Refer to Note 18 for further information.
(3)     The increase in contingent consideration liability is due to the contingent consideration associated with the acquisition of OmicEra. Refer to Note 18 for further information.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liability recorded from our acquisitions of Thrive, Ashion, and OmicEra related to regulatory and product development milestones was $306.8 million and $357.8 million as of December 31, 2022 and 2021, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liability related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 91% as of December 31, 2022 and 2021, and a weighted average present-value factor of 6.2% and 2.3% as of December 31, 2022 and 2021, respectively. The projected fiscal year of payment range is from 2023 to 2028. Unobservable inputs were weighted by the relative fair value of the contingent consideration liability.
The fair value of the contingent consideration earnout liability related to certain revenue milestones associated with the Biomatrica acquisition was not material as of December 31, 2022 and 2021, respectively. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Non-Marketable Equity Investments
As of December 31, 2022 and 2021, the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $39.8 million and $25.3 million, respectively, which are classified as a component of other long-term assets, net in the Company’s consolidated balance sheets. Since initial recognition of these investments, there have been no material upward or downward adjustments as a result of observable price changes. The Company recorded impairments during the third and fourth quarters of 2022 of $10.0 million and $8.6 million respectively, related to adverse changes in the market and the investees' ability to continue as a going concern.
The Company has committed capital to venture capital investment funds (the “Funds”) of $17.5 million, of which $13.7 million remained callable through 2033 as of December 31, 2022. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets, net in the Company's consolidated balance sheets, were $3.9 million and $1.5 million as of December 31, 2022 and 2021, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of December 31, 2022 and 2021, the Company had open foreign currency forward contracts with notional amounts of $22.3 million and $46.7 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at December 31, 2022 and 2021, and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of December 31, 2022. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not material for the years ended December 31, 2022 and 2021.
(8) ACCRUED LIABILITIES
Accrued liabilities at December 31, 2022 and 2021 consisted of the following:

	December 31,
(In thousands)	2022	2021
Compensation	$201,252	$183,517
Pfizer, Inc. (“Pfizer”) Promotion Agreement related costs	—	91,436
Professional fees	43,715	50,077
Other	22,329	32,116
Assets under construction	10,462	22,611
Research and trial related expenses	17,455	15,534
Licenses	4,003	3,265
Total	$299,216	$398,556

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(9) LONG-TERM DEBT
Accounts Receivable Securitization Facility
On June 29, 2022, the Company, through a wholly-owned special purpose entity, Exact Receivables LLC (“Exact Receivables”) entered into an accounts receivable securitization program (the “Securitization Facility”) with PNC Bank, National Association (“PNC”), with a scheduled maturity date of June 29, 2024. The Securitization Facility provides Exact Receivables with a revolving line-of-credit of up to $150.0 million of borrowing capacity, subject to certain borrowing base requirements, by collateralizing a security interest in the domestic customer accounts receivable of certain wholly-owned subsidiaries of the Company. The amount available under the Securitization Facility fluctuates over time based on the total amount of eligible customer accounts receivable generated by the Company during the normal course of operations. The Securitization Facility requires the Company to maintain minimum borrowings under the facility of $50.0 million. The debt issuance costs incurred related to the Securitization Facility were not material and are being amortized over the life of the Securitization Facility through interest expense within the consolidated statements of operations.
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
As of December 31, 2022, the eligible borrowing base under the Securitization Facility was $107.2 million of which the Company elected to collateralize $50.0 million. As of December 31, 2022, the Company had an outstanding balance of $50.0 million, which is recorded to long-term debt on the Company’s consolidated balance sheets. The outstanding balance accrues interest at a rate equal to a daily secured overnight financing rate (“SOFR”) rate plus a SOFR adjustment and an applicable margin. The interest rate was 5.91% at December 31, 2022.
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
Borrowings under the Revolving Loan Agreement accrue interest at an annual rate equal to the sum of the daily Bloomberg Short-Term Bank Yield Index Rate plus the applicable margin of 0.60%. Loans under the Revolving Loan Agreement may be prepaid at any time without penalty. In October 2022 the Revolving Loan Agreement was amended to extend the maturity date from November 5, 2023 to November 5, 2025. There were no other amendments to the Revolver.
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of December 31, 2022, the Company is in compliance with all covenants.
During the fourth quarter of 2021, PNC issued a letter of credit of $2.9 million, which reduced the amount available for cash advances under the line of credit to $147.1 million as of December 31, 2022. As of December 31, 2022, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
As part of the Revolving Loan Agreement discussed above, the Company agreed to repay in full all outstanding debt owed to Fifth Third Bank under the Construction Loan Agreement, and as of December 31, 2021, the remaining outstanding balance had been fully repaid in connection with the termination of the Construction Loan Agreement.
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
The Company made its first draw on the Construction Loan in June 2018. In December 2019, the Company began making monthly payments towards the outstanding principal balance plus accrued interest. The interest incurred on the Construction Loan was not material, and was capitalized to the construction project. The Company also incurred minimal debt issuance costs which were recorded as a direct deduction from the liability, and amortized over the life of the Construction Loan. Any unamortized issuance costs were recorded as a loss as of the date of the repayment of the loan in November 2021.
The carrying amount of the Construction Loan approximated fair value due to the short maturity of this instrument. The Construction Loan was privately held with no public market for this debt and therefore was classified as a Level 3 fair value measurement. The change in the fair value during the year ended December 31, 2021 was due to payments made on the loan resulting in a decrease in the liability.
(10) CONVERTIBLE NOTES
Convertible note obligations included in the consolidated balance sheet consisted of the following as of December 31, 2022:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(15,775)	$1,134,225	$908,500	2
2027 Convertible notes - 0.375%	747,500	(9,445)	738,055	612,950	2
2025 Convertible notes - 1.000%	315,005	(1,179)	313,826	326,808	2
Convertible note obligations included in the consolidated balance sheet consisted of the following as of December 31, 2021:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible notes - 0.375%	$1,150,000	$(18,826)	$1,131,174	$1,139,650	2
2027 Convertible notes - 0.375%	747,500	(11,691)	735,809	771,794	2
2025 Convertible notes - 1.000%	315,005	(1,756)	313,249	415,473	2
____________________________
(1)     The fair values are based on observable market prices for this debt, which is traded in less active markets and therefore is classified as a Level 2 fair value measurement.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Based on the closing price of the Company's common stock of $49.51 on December 31, 2022, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
January 2025 Notes	$10,284
June 2025 Notes	7,362
2027 Notes	14,285
2028 Notes	24,453
Interest Expense
Interest expense includes the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Debt issuance costs amortization	$5,727	$5,727	$5,303
Debt discount amortization	147	147	131
Loss on settlement of convertible notes	—	—	50,819
Coupon interest expense	10,266	10,266	9,631
Total interest expense on convertible notes	$16,140	$16,140	$65,884

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the effective interest rates of the Notes:

	Year Ended December 31,
	2022	2021	2020
2025 Convertible Notes	1.18%	1.18%	1.20%
2027 Convertible Notes	0.68%	0.68%	0.68%
2028 Convertible Notes	0.64%	0.64%	0.54%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 2.04 years, 4.21 years, and 5.17 years for the 2025 Notes, 2027 Notes and 2028 Notes, respectively.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $5.3 million, $5.0 million, and $3.9 million for the years ended December 31, 2022, 2021, and 2020, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company's consolidated statements of operations.
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
(12) PFIZER PROMOTION AGREEMENT
In August 2018, the Company entered into a Promotion Agreement (the “Original Promotion Agreement”) with Pfizer, Inc., which was amended and restated in October 2020 (the “Restated Promotion Agreement”). The Restated Promotion Agreement extended the relationship between the Company and Pfizer and restructured the manner in which the Company compensates Pfizer for promotion of the Cologuard test through a service fee, and provision of certain other sales and marketing services related to the Cologuard test. The Restated Promotion Agreement included fixed and performance-related fees, some of which retroactively went into effect on April 1, 2020. In November 2021, the Company and Pfizer entered into an amendment to the Restated Promotion Agreement (the “November 2021 Amendment”), which provided that after November 30, 2021, Pfizer will no longer promote the Cologuard test to healthcare providers. The November 2021 Amendment provided that the Company pay Pfizer a total of $35.9 million in three installments, which occurred during the second, third, and fourth quarters of 2022. The November 2021 Amendment eliminated the Company's obligation to pay Pfizer royalties or other fees except for certain media fees, advertising fees, and any detail fees owed to Pfizer for promoting the Cologuard test prior to November 30, 2021. The $35.9 million fee incurred as a result of the November 2021 Amendment was recognized in full during the fourth quarter of 2021. All payments to Pfizer are recorded in sales and marketing expenses in the Company's consolidated statements of operations.
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $7.5 million, $81.3 million, and $51.2 million for the service fee during the years ended December 31, 2022, 2021 and 2020, respectively. The Company incurred charges of $85.8 million, $121.0 million, and $85.3 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the years ended December 31, 2022, 2021 and 2020, respectively.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(13) STOCKHOLDERS' EQUITY
Stock Issuances
When the Company completes a business combination or asset acquisition, which are further described in Note 18, the Company may issue shares of the Company's common stock. Stock issuances in relation to acquisitions during the years ended December 31, 2022, 2021 and 2020 were as follows:

(In millions)	Period of Acquisition	Shares Issued	Fair Value of Shares Issued
OmicEra	May 2022	0.3	$14.8
PreventionGenetics	December 2021	1.1	84.2
Ashion	April 2021	0.1	16.2
Thrive	January 2021	9.3	1,190.0
Targeted Digital Sequencing (“TARDIS”) license	January 2021	0.2	27.3
Paradigm Diagnostics, Inc. (“Paradigm”) and Viomics, Inc. (“Viomics”)	March 2020	0.4	28.8
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
Changes in Accumulated Other Comprehensive Loss
The amount recognized in AOCI for the years ended December 31, 2022, 2021 and 2020 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(25)	$(75)	$(100)
Other comprehensive income before reclassifications	—	771	771
Amounts reclassified from accumulated other comprehensive loss	25	—	25
Net current period change in accumulated other comprehensive loss	25	771	796
Income tax expense related to items of other comprehensive loss	—	(170)	(170)
Balance at December 31, 2020	$—	$526	$526
Other comprehensive income (loss) before reclassifications	23	(1,648)	(1,625)
Amounts reclassified from accumulated other comprehensive loss	—	(514)	(514)
Net current period change in accumulated other comprehensive loss	23	(2,162)	(2,139)
Income tax benefit related to items of other comprehensive loss	—	170	170
Balance at December 31, 2021	$23	$(1,466)	$(1,443)
Other comprehensive income (loss) before reclassifications	30	(4,049)	(4,019)
Amounts reclassified from accumulated other comprehensive loss	—	226	226
Net current period change in accumulated other comprehensive loss	30	(3,823)	(3,793)
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
_________________________________
(1)There was no tax impact from the amounts recognized in AOCI for the year ended December 31, 2022.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Amounts reclassified from AOCI for the years ended December 31, 2022, 2021 and 2020 were as follows:

		Year Ended December 31,
Details about AOCI Components (In thousands)	Affected Line Item in the Statements of Operations	2022	2021	2020
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income	$226	$(514)	$—
Foreign currency adjustment	General and administrative	—	—	25
Total reclassifications		$226	$(514)	$25
(14) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the following plans for which awards were granted from or had shares outstanding in 2022: the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, and the 2010 Employee Stock Purchase Plan. These plans are collectively referred to as the “Stock Plans.”
The Stock Plans are administered by the Human Capital Committee of the Company’s Board of Directors (“Human Capital Committee”). The 2019 Omnibus Long-Term Incentive Plan provides that upon an acquisition of the Company, all equity will accelerate by a period of one year. In addition, upon the termination of an employee without cause or for good reason prior to the first anniversary of the completion of the acquisition, all equity awards then outstanding under the respective plan held by that employee will immediately vest.
2019 Omnibus Long-Term Incentive Plan. The Company adopted the 2019 Omnibus Long-Term Incentive Plan (the “2019 Stock Plan”) on July 25, 2019 to grant share-based awards to employees, officers, directors, consultants and advisors. Awards granted under the 2019 Stock Plan may include incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards in amounts and with terms and conditions determined by the Human Capital Committee, subject to the provisions of the 2019 Stock Plan. The 2019 Stock Plan will expire on July 25, 2029 and after such date no further awards may be granted under the plan. Options granted under the 2019 Stock Plan expire ten years from the date of grant. Grants made from the 2019 Stock Plan generally vest over a period of three to four years. At December 31, 2022, options to purchase 579,261 shares were outstanding under the 2019 Stock Plan and 6,071,725 shares of restricted stock and restricted stock units were outstanding. The Company's stockholders approved amendments to the 2019 Stock Plan to increase the number of shares available for future grant thereunder by 14,000,000 shares on June 9, 2022. At December 31, 2022, there were 17,323,264 shares available for future grant under the 2019 Stock Plan.
2010 Omnibus Long-Term Incentive Plan.  The Company adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Stock Plan”) on July 16, 2010 to grant share-based awards to employees, officers, directors, consultants and advisors. Awards granted under the 2010 Stock Plan may include incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards in amounts and with terms and conditions determined by the Human Capital Committee, subject to the provisions of the 2010 Stock Plan. The 2010 Stock Plan expired on July 16, 2020 and after such date no further awards may be granted under the plan. Options granted under the 2010 Stock Plan expire ten years from the date of grant. Grants made from the 2010 Stock Plan generally vest over a period of three to four years. At December 31, 2022, options to purchase 938,615 shares were outstanding under the 2010 Stock Plan and 150,830 shares of restricted stock and restricted stock units were outstanding. At December 31, 2022, there were no shares available for future grant under the 2010 Stock Plan.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
2010 Employee Stock Purchase Plan.  The 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) was adopted by the Company on July 16, 2010 to provide participating employees the right to purchase shares of common stock at a discount through a series of offering periods. The 2010 Purchase Plan will expire on October 31, 2030. The Company’s stockholders approved amendments to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 500,000 shares, 2,000,000 shares, and 3,000,000 shares on July 24, 2014, July 28, 2016, and June 9, 2022, respectively. At December 31, 2022, there were 2,758,641 shares of common stock available for purchase by participating employees under the 2010 Purchase Plan.
Generally, all employees whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 2010 Purchase Plan. Participating employees authorize an amount, between 1% and 15% of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the employee’s option to purchase shares of Company common stock, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2010 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2010 Purchase Plan, and no employee can purchase more than $25,000 of Company common stock under the 2010 Purchase Plan in any calendar year. Rights granted under the 2010 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2010 Purchase Plan at any time or upon termination of employment. At December 31, 2022, there were 3,041,359 cumulative shares issued under the 2010 Purchase Plan.
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. A summary of non-cash stock-based compensation expense by expense category included in the Company's consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of sales	$19,218	$16,835	$12,852
Research and development	33,825	49,723	19,976
Sales and marketing	62,568	55,716	44,079
General and administrative	91,212	216,952	75,999
Total stock-based compensation	$206,823	$339,226	$152,906
As of December 31, 2022, there was approximately $345.5 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.33 years.
In connection with the acquisition of Thrive, the Company accelerated the vesting of shares of previously unvested stock options and restricted stock units for employees with qualifying termination events. During the year ended December 31, 2021, the Company accelerated 139,096 shares of previously unvested stock options and 58,171 shares of previously unvested restricted stock awards and restricted stock units and recorded $19.0 million of non-cash stock-based compensation for the accelerated awards. As further discussed in Note 18, the Company also recorded $86.2 million in stock-based compensation related to accelerated vesting of awards held by Thrive employees in connection with the acquisition.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Stock Options
The Company determines the fair value of each service-based option award on the date of grant using the Black-Scholes option-pricing model, which utilizes several key assumptions which are disclosed in the following table:

	Year Ended December 31
	2022	2021	2020
Risk-free interest rates	(1)	(1)	1.26% - 1.47%
Expected term (in years)	(1)	(1)	6.15
Expected volatility	(1)	(1)	65.67% - 65.71%
Dividend yield	(1)	(1)	0%
_________________________________
(1)     The Company did not grant stock options under its 2010 Omnibus Long-Term Incentive Plan or 2019 Omnibus Long-Term Incentive Plan during the period.
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (2)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2022	2,284,276	$34.65	5.5
Granted	—	—
Exercised	(706,593)	9.27
Forfeited	(59,807)	78.63
Outstanding, December 31, 2022	1,517,876	$44.82	4.7	$28,204
Vested and expected to vest, December 31, 2022	1,517,876	$44.82	4.7	$28,204
Exercisable, December 31, 2022	1,345,998	$38.69	4.4	$27,932
_________________________________
(1)     The weighted average grant date fair value of options granted during the year ended December 31, 2020 was $58.57.
(2)     The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $36.4 million, $155.8 million, and $40.6 million, respectively, determined as of the date of exercise.
The Company received approximately $6.5 million, $14.4 million, and $27.1 million from stock option exercises during the years ended December 31, 2022, 2021 and 2020, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
A summary of restricted stock and restricted stock unit activity is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2022	4,320,910	$108.84
Granted	3,954,761	68.18
Released (2)	(1,896,223)	91.22
Forfeited	(1,124,739)	86.89
Outstanding, December 31, 2022	5,254,709	$89.29
_________________________________
(1)     The weighted average grant date fair value of the restricted stock units granted during the years ended December 31, 2021 and 2020 was $129.16 and $92.55, respectively.
(2)     The fair value of restricted stock units vested and converted to shares of the Company's common stock was $117.6 million, $219.4 million, and $152.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
In June 2020 and December 2020, the Company modified certain of the operational milestones and financial performance targets, respectively, within the outstanding performance-based equity awards, which were not deemed to have an impact on vesting and no incremental stock-based compensation expense was recorded. This modification impacted awards held by 36 employees.
A summary of performance share unit activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2022	878,114	$107.18
Granted	805,782	89.43
Released (3)	(292,134)	93.22
Forfeited	(423,916)	92.02
Outstanding, December 31, 2022	967,846	$102.58
_________________________________
(1)     The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of December 31, 2022 was 146,134.
(2)     The weighted average grant date fair value of the performance share units granted during the years ended December 31, 2021 and 2020 was $138.09 and $90.17, respectively.
(3)     The fair value of performance share units vested and converted to shares of the Company's common stock was $27.2 million for the year ended December 31, 2022. There were no performance share units vested and converted to shares of the Company's common stock during the years ended December 31, 2021 and 2020.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Employee Stock Purchase Plan (“ESPP”)
A summary of ESPP activity is as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Shares issued under the 2010 Purchase Plan	668,605	331,769	301,064
Cash received under the 2010 Purchase Plan	$25,491	$23,070	$18,355
Weighted average fair value per share of stock purchase rights granted during the period	$17.52	$34.93	$32.57
The 668,605 shares issued during the year ended December 31, 2022 were as follows:

Offering period ended	Number of Shares	Weighted Average price per Share
April 30, 2022	326,138	$47.41
November 1, 2022	342,467	$29.33
The fair value of ESPP shares is based on the assumptions in the following table:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rates	1.49% - 4.71%	0.04% - 0.16%	0.11% - 0.20%
Expected term (in years)	0.5 - 2	0.5 - 2	0.5 - 2
Expected volatility	50.94% - 63.13%	43% - 68.51%	61.59% - 89.00%
Dividend yield	0%	0%	0%
Shares Reserved for Issuance
The Company has reserved shares of its authorized common stock for issuance pursuant to its employee stock purchase and equity plans, including all outstanding stock option grants noted above at December 31, 2022, as follows:

Shares reserved for issuance
2019 Stock Plan	17,323,264
2010 Purchase Plan	2,758,641
20,081,905

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(15) COMMITMENTS AND CONTINGENCIES
Leases
The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Finance lease cost
Amortization of right-of-use assets	$4,612	$5,731	$1,935
Interest on lease liabilities	808	1,018	383
Operating lease cost	36,291	31,730	22,551
Short-term lease cost	476	628	356
Variable lease cost	7,985	5,212	2,703
Total lease Cost	$50,172	$44,319	$27,928
Supplemental disclosure of cash flow information related to the Company's cash and non-cash activities with its leases are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,448	$27,461	$17,531
Operating cash flows from finance leases	699	938	381
Finance cash flows from finance leases	4,345	5,290	1,756
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	24,572	74,369	13,261
Right-of-use assets obtained in exchange for new finance lease liabilities	11,276	5,460	20,349
Weighted-average remaining lease term - operating leases (in years)	7.43	8.33	8.75
Weighted-average remaining lease term - finance leases (in years)	3.27	2.95	3.68
Weighted-average discount rate - operating leases	6.37%	6.11%	6.80%
Weighted-average discount rate - finance leases	6.60%	5.36%	5.67%
_________________________________
(1)    This includes an immaterial amount of right-of-use assets acquired as part of the business combinations described in Note 18 for the year ended December 31, 2022, and $39.6 million for the year ended December 31, 2021.
As of December 31, 2022 and 2021, the Company’s right-of-use assets from operating leases are $167.0 million and $174.2 million, respectively, which are reported in operating lease right-of-use assets in the Company’s consolidated balance sheets. As of December 31, 2022, the Company has outstanding operating lease obligations of $210.8 million, of which $28.4 million is reported in operating lease liabilities, current portion and $182.4 million is reported in operating lease liabilities, less current portion in the Company’s consolidated balance sheets. As of December 31, 2021, the Company had outstanding operating lease obligations of $201.9 million, of which $19.7 million is reported in operating lease liabilities, current portion and $182.2 million is reported in operating lease liabilities, less current portion in the Company’s consolidated balance sheets.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2022 and 2021, the Company’s right-of-use assets from finance leases are $10.2 million and $18.2 million, respectively, which are reported in other long-term assets, net in the Company’s consolidated balance sheets. As of December 31, 2022, the Company has outstanding finance lease obligations of $10.6 million, of which $3.2 million is reported in other current liabilities and $7.4 million is reported in other long-term liabilities in the Company’s consolidated balance sheets. As of December 31, 2021, the Company had outstanding finance lease obligations of $18.7 million, of which $6.2 million is reported in other current liabilities and $12.5 million is reported in other long-term liabilities in the Company’s consolidated balance sheets.
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
Maturities of operating lease liabilities on an annual basis as of December 31, 2022 were as follows:

(In thousands)
2023	$38,321
2024	39,122
2025	34,952
2026	33,322
2027	32,528
Thereafter	89,098
Total minimum lease payments	267,343
Imputed interest	(56,578)
Total	$210,765
Maturities of finance lease liabilities on an annual basis as of December 31, 2022 were as follows (amounts in thousands):

(In thousands)
2023	$3,692
2024	3,632
2025	3,111
2026	1,278
2027	16
Thereafter	—
Total minimum lease payments	11,729
Imputed interest	(1,150)
Total	$10,579

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
As of the date of this Annual Report on Form 10-K, amounts accrued for legal proceedings and regulatory matters were not material except for the amounts accrued related to the Medicare Date of Service Rule Investigation discussed below. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.
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
During the second quarter of 2021, as part of ongoing discussions between the DOJ and the Company regarding the DOS Rule Investigation, the DOJ presented an initial estimate of civil damages in the amount of $48.2 million relating to alleged non-compliance with the Medicare Date of Service billing regulations from 2007 to 2020. The initial civil damages estimate did not include potential treble damages, civil or criminal penalties or other remedies that the DOJ could seek against the Company. In December 2021, the DOJ presented a total adjusted demand of $53.8 million for civil damages, which includes a multiplier and penalties. On January 19, 2023, the Company was informed that the DOJ has closed its criminal investigation without taking any action. Based on the Company’s review and analysis of the DOJ presentation, ongoing discussions held with the DOJ, the civil damages estimate, and range of potential exposure, the Company recorded an accrual of approximately $10 million as of December 31, 2022.
As noted above, litigation outcomes are difficult to predict, and the estimation of probable losses requires an analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Accordingly, the recorded accrual of approximately $10 million as of December 31, 2022 is based on several factors, considerations, and judgments, and the ultimate resolution of this matter could result in a material loss in excess of the recorded accrual.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
(16) EMPLOYEE BENEFIT PLAN
The Company maintains a qualified 401(k) retirement savings plan for Exact Sciences employees (the “401(k) Plan”). The Company also maintains additional retirement savings plans that are acquired as a result of business combinations. These plans are maintained for a period of time before being merged into the 401(k) Plan. Under the terms of the 401(k) Plan, participants may elect to defer a portion of their compensation into the 401(k) Plan, subject to certain limitations. Company matching contributions may be made at the discretion of the Company's Human Capital Committee.
The Human Capital Committee approved 401(k) Plan matching contributions for the years ended December 31, 2022, 2021, and 2020 in the form of Company common stock equal to 100% of a participant's elective deferrals up to 6% of the participant’s eligible compensation for that year. The Company recorded compensation expense of approximately $36.5 million, $30.0 million, and $22.8 million, respectively, in the statements of operations for the years ended December 31, 2022, 2021, and 2020.
(17) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS
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
Under the Original WEDC Agreement, the Company recorded the earned tax credits as job creation and capital investments occurred. The tax credits earned from capital investment are being recognized as an offset to depreciation expense over the expected life of the acquired capital assets. The tax credits earned related to job creation were recognized as an offset to operational expenses through December 31, 2020 and were not material.
As of December 31, 2020, the Company had earned all $9.0 million of the refundable tax credits, and as of December 31, 2022, the Company has received payment of $9.0 million from the WEDC under the Original WEDC Agreement.
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
As of December 31, 2022, the Company has earned $9.0 million of the refundable tax credits under the Amended WEDC Agreement. As of December 31, 2022, $5.5 million is reported in prepaid expenses and other current assets and $3.5 million is reported in other long-term assets, net in the Company's consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
During the years ended December 31, 2022 and 2021, the Company recorded zero and $7.0 million as a reduction to capital expenditures and $1.0 million and $1.0 million as a reduction to operational expenses for the credits earned for capital investments and job creation, respectively.
(18) ACQUISITIONS AND DIVESTITURES
Business Combinations
OmicEra Diagnostics, GmbH
On May 2, 2022, the Company completed the acquisition (the “OmicEra Acquisition”) of all of the outstanding equity interests of OmicEra Diagnostics GmbH. The OmicEra Acquisition provided the Company a state-of-the-art proteomics lab based in Planegg, Germany. OmicEra combines its mass spectrometry-based proteome analysis technology with its in-house proteomics scientific expertise to discover more reliable and valuable protein biomarkers, which will expand the Company’s research and development capabilities. The Company has included the financial results of OmicEra in the consolidated financial statements from the date of the acquisition.
The acquisition date fair value of the consideration transferred for OmicEra was approximately $19.4 million, which consisted of the following:

(In thousands)
Common stock issued	$14,792
Contingent consideration	4,600
Cash paid related to working capital adjustment	16
Total purchase price	$19,408
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The Company recorded $10.0 million of identifiable intangible assets related to the developed technology associated with OmicEra’s proteome analysis platform. Developed technology represents purchased technology that had reached technological feasibility and for which OmicEra had substantially completed development as of the date of acquisition. The fair value of the developed technology has been determined using the income approach multi-period excess earnings method, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, obsolescence factor, required rate of return, and tax rate. Cash flows were discounted to their present value as of the closing date. The developed technology intangible asset is amortized on a straight-line basis over its estimated useful life of 16 years.
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
Acquisition-related costs were not material and have been recorded within general and administrative expenses in the consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the merger.
PreventionGenetics, LLC
On December 31, 2021, the Company completed the acquisition (the “PreventionGenetics Acquisition”) of all of the outstanding equity interests of PreventionGenetics, LLC. The PreventionGenetics Acquisition provided the Company a Clinical Laboratory Improvement Amendments (“CLIA”) certified and College of American Pathologist (“CAP”) accredited sequencing lab based in Marshfield, Wisconsin. PreventionGenetics provides more than 5,000 predefined genetic tests for nearly all clinically relevant genes, additional custom panels, and comprehensive germline, whole exome (“PGxome®”), and whole genome (“PGnome®”) sequencing tests. The Company has included the financial results of PreventionGenetics in the consolidated financial statements from the date of the acquisition.
The acquisition date fair value of the consideration transferred for PreventionGenetics was approximately $185.4 million, which consisted of the following:

(In thousands)
Cash	$101,129
Common stock issued	84,252
Total purchase price	$185,381
The fair value of the 1,070,410 common shares issued as part of consideration transferred was determined on the basis of the average of the high and low market price of the Company's shares on the acquisition date, which was $78.71.
Of the total $101.1 million of consideration settled through the payment of cash, $85.8 million was paid as of December 31, 2021. The remaining $15.3 million represented withheld cash consideration used to cover working capital adjustments or seller claims that arose following the completion of the acquisition. The withheld cash consideration was settled during the year ended December 31, 2022, and there is no remaining liability on the consolidated balance sheet.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values including immaterial measurement period adjustments as follows:

(In thousands)
Cash and cash equivalents	$1,574
Accounts receivable	6,328
Inventory	1,697
Prepaid expenses and other current assets	30
Property, plant and equipment	12,793
Developed technology	65,000
Customer relationships	4,000
Trade name	4,000
Total identifiable assets acquired	95,422

Accounts payable	(1,628)
Accrued liabilities	(992)
Total liabilities assumed	(2,620)
Net identifiable assets acquired	92,802

Goodwill	92,579
Net assets acquired	$185,381
Developed technology represents purchased technology that had reached technological feasibility and for which PreventionGenetics had substantially completed development as of the date of acquisition. The developed technology is associated with PreventionGenetics’ ability to perform next-generation sequencing and use its developed software solutions and infrastructure to report on the sequencing process. The fair value of the developed technology has been determined using the income approach multi-period excess earnings method, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, obsolescence factor, and discount rate. The developed technology intangible asset is amortized on a straight-line basis over its estimated useful life of 13 years.
Customer relationships represent agreements and relationships with existing PreventionGenetics customers. The fair value of customer relationships has been determined using the excess earnings distributor model, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, attrition rate, and discount rate. The customer relationship intangible asset is amortized on a straight-line basis over its estimated useful life of 9 years.
Trade names represent the value associated with the PreventionGenetics trade name in the market. The fair value of trade names has been determined using the relief-from-royalty method, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, royalty rate, and discount rate. The trade name intangible asset is amortized on a straight-line basis over its estimated useful life of 4 years.
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the acquired workforce’s genetic sequencing, informatics, and counseling expertise, as well as expected sales force synergies. The total goodwill related to this acquisition is deductible for tax purposes.
Pro forma impact and results of operations disclosures have not been included due to immateriality.
Acquisition-related costs were not material and have been recorded in general and administrative expenses in the consolidated statement of operations. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the merger.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Ashion Analytics, LLC
On April 14, 2021, the Company completed the acquisition (“Ashion Acquisition”) of all of the outstanding equity interests of Ashion Analytics, LLC from PMed Management, LLC (“PMed”), which is a subsidiary of The Translational Genomics Research Institute (“TGen”). The Ashion Acquisition provided the Company a CLIA-certified and CAP-accredited sequencing lab based in Phoenix, Arizona. Ashion developed GEM ExTra®, a comprehensive genomic cancer test, and provides access to whole exome, matched germline, and transcriptome sequencing capabilities. The Company has included the financial results of Ashion in the consolidated financial statements from the date of the acquisition.
The acquisition date fair value of the consideration transferred for Ashion was approximately $110.0 million, which consisted of the following:

(In thousands)
Cash	$74,775
Common stock issued	16,224
Contingent consideration	19,000
Total purchase price	$109,999
The fair value of the 125,444 common shares issued as part of consideration transferred was determined on the basis of the average of the high and low market price of the Company's shares on the acquisition date, which was $129.33.
The contingent consideration arrangement requires the Company to pay $20.0 million of additional cash consideration to PMed upon the Company’s commercial launch, on or before the tenth anniversary of the Ashion Acquisition, of a test for molecular residual disease (“MRD”) detection and/or treatment (the “Commercial Launch Milestone”). The fair value of the Commercial Launch Milestone at the acquisition date was $19.0 million. The contingent consideration arrangement also requires the Company to pay $30.0 million of additional cash upon the Company’s achievement, on or before the fifth anniversary of the Ashion Acquisition, of cumulative revenues from MRD products of $500.0 million (the “MRD Product Revenue Milestone”). No value was ascribed to the MRD Product Revenue Milestone based on probability assessments as of the acquisition date. The fair value of the Commercial Launch Milestone and MRD Product Revenue Milestone was estimated using a probability-weighted scenario based discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions are described in Note 7.

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
The Company recorded $39.0 million of identifiable intangible assets related to the developed technology associated with GEM ExTra. Developed technology represents purchased technology that had reached technological feasibility and for which Ashion had substantially completed development as of the date of acquisition. The fair value of the developed technology has been determined using the income approach multi-period excess earnings method, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected sales, margin, and required rate of return and tax rate. Cash flows were discounted to their present value as of the closing date. The developed technology intangible asset is amortized on a straight-line basis over its estimated useful life of 13 years.
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the acquired workforce expertise, the capabilities in the advancement of creating and launching new products, including an MRD product, and expected sales force synergies related to the developed technology. The total goodwill related to this acquisition is deductible for tax purposes.
Pro forma impact and results of operations disclosures have not been included due to immateriality.
Acquisition-related costs were not material and have been recorded in general and administrative expenses in the consolidated statement of operations. These costs include fees associated with financial, legal, accounting and other advisors incurred to complete the merger.
Thrive Earlier Detection Corporation
On January 5, 2021, the Company completed the acquisition (“Thrive Merger”) of all of the outstanding capital stock of Thrive Earlier Detection Corporation. Thrive, headquartered in Cambridge, Massachusetts, is a healthcare company dedicated to incorporating earlier cancer detection into routine medical care. The Company expects that combining Thrive's early-stage multi-cancer early detection test with the Company’s scientific platform, clinical organization, and commercial infrastructure will bring an accurate blood-based, multi-cancer early detection test to patients faster. The Company has included the financial results of Thrive in the consolidated financial statements from the date of the acquisition.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The acquisition date fair value of the consideration transferred for Thrive was approximately $2.19 billion, which consisted of the following:

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
The Company paid $590.2 million in cash on the acquisition date. Of the total consideration for cash, $585.0 million was allocated to the purchase consideration and $5.2 million was recorded as compensation within general and administrative expenses on the acquisition date due to accelerated vesting of legacy Thrive RSU and RSAs that were cash-settled in connection with the acquisition.
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
The Company replaced unvested stock options, RSUs, and RSAs and vested stock options with an acquisition-date fair value of $197.0 million. Of the total consideration for replaced equity awards, $52.2 million was allocated to the consideration transferred and $144.8 million was deemed compensatory as it was attributable to post acquisition vesting. Of the total compensation related to replaced awards, $65.0 million was expensed on the acquisition date due to accelerated vesting of stock options in connection with the acquisition and $79.8 million relates to future services and will be expensed over the remaining service periods of the unvested stock options, RSUs, and RSAs on a straight-line basis. Including expense recognized for accelerated vesting of RSUs and RSAs described above, total expected stock-based compensation expense is $166.0 million, of which $86.2 million was recognized immediately to general and administrative expenses in the consolidated statement of operations due to accelerated vesting.
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
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values including immaterial measurement period adjustments as follows:

(In thousands)
Cash and cash equivalents	$241,748
Prepaid expenses and other current assets	3,939
Property, plant and equipment	29,977
Operating lease right-of-use assets	39,027
Other long-term assets	67
In-process research and development (IPR&D)	1,250,000
Total identifiable assets acquired	1,564,758

Accounts payable	(3,222)
Accrued liabilities	(8,080)
Operating lease liabilities, current portion	(2,980)
Operating lease liabilities, less current portion	(38,622)
Deferred tax liability	(272,905)
Total liabilities assumed	(325,809)
Net identifiable assets acquired	1,238,949

Goodwill	948,105
Net assets acquired	$2,187,054
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the research and development workforce expertise, next generation sequencing capabilities, and expected synergies. The total goodwill related to this acquisition is not deductible for tax purposes.
The net loss before tax of Thrive included in the Company’s consolidated statement of operations from the acquisition date of January 5, 2021 to December 31, 2021 was $255.0 million.
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Thrive, as though the companies were combined as of the beginning of January 1, 2020.

	Year Ended December 31,
(In thousands)	2021	2020
Total revenues	$1,767,087	$1,491,391
Net loss before tax	$(761,337)	$(1,014,352)
The unaudited pro forma financial information for all periods presented above has been calculated after adjusting the results of Thrive to reflect the business combination accounting effects resulting from this acquisition. The Company incurred $86.2 million of stock-based compensation expense related to accelerated vesting in connection with the acquisition, $13.5 million of stock-based compensation expense related to accelerated vesting for employees with qualifying termination events, and $10.3 million of transaction costs incurred to execute the acquisition during the first quarter of 2021. These expenses are included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2021 and are reflected in pro forma earnings for the year ended December 31, 2020 in the table above. The Company recorded a realized gain of $30.5 million during the first quarter of 2021 in investment income (expense), net on the Company’s consolidated statement of operations relating to the Company’s pre-acquisition investment in Thrive. This gain has been reduced to $7.6 million due to the Company’s smaller ownership interest in Thrive on January 1, 2020, and is reflected in pro forma earnings for the year ended December 31, 2020 in the table above. The Company recorded a remeasurement of contingent consideration of $7.2 million related to Thrive in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021. This expense is reflected in the year ended December 31, 2020 in the table above. The historical consolidated financial statements have been adjusted in the unaudited pro forma combined financial information to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The unaudited pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 1, 2020.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The acquisition date fair value of the consideration to be transferred for Paradigm and Viomics was $40.4 million, which consisted of $32.2 million payable in shares of the Company’s common stock and $8.2 million which was settled through a cash payment. Of the $32.2 million to be settled through the issuance of common stock, $28.8 million was issued as of the acquisition date. The remaining $3.4 million was withheld and was included in other current liabilities in the consolidated balance sheet as of December 31, 2021. In December 2022 the Company executed a settlement agreement, which removed any seller claims or rights to the withheld consideration. The settlement was not material, and there is no remaining liability on the consolidated balance sheet as of December 31, 2022.
Acquisition-related costs were not material and were recorded within general and administrative expenses in the consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the merger.
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
Acquisition related costs were not material in this asset acquisition.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
TARDIS License Agreement
On January 11, 2021, the Company entered into a worldwide exclusive license to the proprietary TARDIS technology from TGen, an affiliate of City of Hope. Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. The Company intends to develop and commercialize the TARDIS technology as a MRD test. The Company accounted for this transaction as an asset acquisition. In connection with the asset acquisition, the Company paid upfront fair value consideration of $52.3 million comprised of $25.0 million in cash and issuance of 191,336 shares of common stock valued at $27.3 million based on the average of the high and low market price of the Company’s shares on the acquisition date. In addition, the Company is obligated to make milestone payments to TGen of $10.0 million and $35.0 million upon achieving cumulative product revenue related to MRD detection and/or treatment totaling $100.0 million and $250.0 million, respectively. These payments are contingent upon achievement of these cumulative revenues on or before December 31, 2030. The upfront consideration was recorded to research and development expense in the consolidated statement of operations immediately after acquisition as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition. The Company will record the sales milestones once achievement is deemed probable. No acquisition related costs were incurred in this asset acquisition during the year ended December 31, 2021.
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
The assets and liabilities acquired in the merger were recorded at fair value as determined as of October 26, 2020, and were substantially comprised of the TAPS IPR&D asset of $412.6 million. The Company incurred approximately $4.6 million of direct transaction costs during the year ended December 31, 2020 associated with this acquisition. These acquisition-related transaction costs were capitalized to the acquired tangible and intangible assets based on their estimated fair values as of the closing date. The IPR&D asset acquired was recorded to research and development expense in the consolidated statement of operations immediately after acquisition as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The closing date fair value of the consideration received for the asset was approximately $29.6 million, which consisted of the following:

(In thousands)
Cash	$25,000
MDxHealth American Depository Shares	4,631
Contingent consideration	—
Total consideration	$29,631
The fair value of the 691,171 American Depository Shares received as part of the consideration transferred was determined on the basis of the average of the high and low market price of the MDxHealth’s shares on the date of divestiture, which was $6.70, and is included in marketable securities on the consolidated balance sheet.
The asset purchase agreement requires MDxHealth to pay the Company up to an additional $70.0 million of contingent consideration that would be earned and receivable in cash and/or equity based on the achievement of certain revenue milestones by MDxHealth between 2023 and 2025. The contingent consideration will be recognized as other operating income in the consolidated statement of operations when it is probable a significant reversal of a gain would not occur. As of December 31, 2022, no contingent consideration is probable of not resulting in a significant gain reversal and therefore is currently fully constrained.
The carrying value of the developed technology intangible asset sold, which was previously included in intangible assets, net on the consolidated balance sheet, was $42.9 million as of the closing date. As a result of the sale, the Company recorded a loss of $13.2 million, which is included in other operating income (loss) in the consolidated statement of operations for the year ended December 31, 2022.
Further, the Company agreed to provide certain transitional services to MDxHealth through December 31, 2022 and lab testing services for a period of up to 24 months.
Transaction-related costs were not material and have been recorded within general and administrative expenses in the consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the divestiture.
(19) SEGMENT INFORMATION
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

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States	$1,966,541	$1,657,174	$1,413,907
Outside of United States	117,738	109,913	77,484
Total revenues	$2,084,279	$1,767,087	$1,491,391
Long-lived assets located in countries outside of the United States are not significant.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(20) INCOME TAXES
Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2022, the Company had federal net operating loss, state net operating loss, and foreign net operating loss carryforwards of approximately $475.2 million, $70.9 million, and $7.2 million, respectively, for financial reporting purposes, which may be used to offset future taxable income. The Tax Cuts and Jobs Act (H.R. 1) of 2017 limits the deduction for net operating losses to 80% of current year taxable income and provides for an indefinite carryover period for federal net operating losses. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. As of December 31, 2022 the Company has $300.2 million of federal net operating loss carryovers incurred after December 31, 2017 with an unlimited carryover period and $175.0 million of federal net operating loss carryovers expiring at various dates through 2037. State and foreign net operating loss carryovers expire at various dates through 2042. All net operating loss carryforwards are subject to review and possible adjustment by federal, state and foreign taxing jurisdictions. The Company also had federal and state research tax credit carryforwards of $59.2 million and $27.8 million, respectively, which may be used to offset future income tax liability. The federal credit carryforwards expire at various dates through 2042 and are subject to review and possible adjustment by the Internal Revenue Service. The state credit carryforwards expire at various dates through 2037 with the exception of $16.8 million of California research and development tax credits that have an indefinite carryforward period. All state tax credits are subject to review and possible adjustment by local tax jurisdictions. In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.
Income (loss) before provision for taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Income (loss) before income taxes:
Domestic	$(617,240)	$(801,536)	$(423,025)
Foreign	(15,330)	(40,970)	(406,038)
Total income (loss) before income taxes	$(632,570)	$(842,506)	$(829,063)
The expense (benefit) for income taxes consists of:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current expense (benefit):
Federal	$—	$—	$(3)
State	2,170	1,388	802
Foreign	1,131	4,898	933

Deferred tax expense (benefit):
Federal	(3,292)	(222,693)	(3,050)
State	(8,926)	(30,528)	(4,260)
Foreign	(147)	54	120
Total income tax expense (benefit)	$(9,064)	$(246,881)	$(5,458)
The Company recorded an income tax benefit for the year ended December 31, 2022 of $9.1 million primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Operating loss carryforwards	$553,320	$516,344
Tax credit carryforwards	87,579	72,959
Compensation related differences	67,976	74,127
Lease liabilities	51,560	48,201
Capitalized research and development	108,117	23,035
Other temporary differences	19,353	20,087
Tax assets before valuation allowance	887,905	754,753
Less - Valuation allowance	(419,356)	(262,238)
Total deferred tax assets	468,549	492,515
Deferred tax liabilities
Amortization	$(435,991)	$(464,748)
Property, plant and equipment	(4,653)	(4,756)
Lease assets	(40,674)	(45,781)
Other temporary differences	(6,944)	(6,012)
Total deferred tax liabilities	(488,262)	(521,297)
Net deferred tax liabilities	$(19,713)	$(28,782)
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income and the realization of deferred tax liabilities, management has determined that a valuation allowance of $419.4 million and $262.2 million at December 31, 2022 and 2021, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Given the future limitations on and expiration of certain federal and state deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $19.7 million remaining as of December 31, 2022, which is included in other long-term liabilities on the Company's consolidated balance sheet. The overall change in valuation allowance for December 31, 2022 and 2021 was an increase of $157.1 million and a decrease of $31.2 million, respectively.
Activity associated with the Company's valuation allowance is as follows:

	December 31,
(In thousands)	2022	2021	2020
Balance as of January 1,	$(262,238)	$(293,397)	$(195,401)
Valuation allowances established	(159,919)	(206,574)	(94,589)
Changes to existing valuation allowances	2,780	(1,500)	2,151
Acquisition and purchase accounting	21	239,233	(5,558)
Balance as of December 31,	$(419,356)	$(262,238)	$(293,397)
During the year ended December 31, 2022, the Company recorded an increase to the valuation allowance of $159.9 million primarily related to losses from continuing operations.
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
The effective tax rate differs from the statutory tax rate due to the following:

	December 31,
	2022	2021	2020
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State taxes	3.9	3.6	1.7
Federal and state tax rate changes	(0.2)	(0.3)	—
Foreign tax rate differential	(0.1)	(0.6)	(1.0)
Acquired IPR&D asset expense	—	(0.8)	(9.4)
Research and development tax credits	2.3	0.7	1.6
Stock-based compensation expense	(2.0)	1.1	1.1
Non-deductible executive compensation	(0.4)	(0.2)	(0.8)
Transaction costs	—	(0.1)	(0.1)
Other adjustments	1.2	1.2	(2.2)
Valuation allowance	(24.4)	3.7	(11.3)
Effective tax rate	1.3%	29.3%	0.6%
For the year ended December 31, 2022, the Company recognized an income tax benefit, representing an effective tax rate of 1.3%. The difference between the expected statutory federal tax rate of 21.0% and the effective tax rate of 1.3% for the year ended December 31, 2022, was primarily attributable to the valuation allowance established against the Company's current period losses.
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
For the year ended December 31, 2020, the Company recognized an income tax benefit, representing an effective tax rate of 0.6%. The difference between the expected statutory federal tax rate of 21.0% and the effective tax rate of 0.6% for the year ended December 31, 2020, was primarily attributable to the valuation allowance established against the Company's current period losses and the non-deductible IPR&D expense related to the Base Genomics acquisition.
The Company had unrecognized tax benefits related to federal and state research and development tax credits of $28.3 million, $21.8 million, and $16.6 million as of December 31, 2022, 2021, and 2020, respectively. These amounts have been recorded as a reduction to the Company's deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following is a tabular reconciliation of the amounts of unrecognized tax benefits:

	December 31,
(In thousands)	2022	2021	2020
January 1,	$21,780	$16,629	$10,276
Increase due to current year tax positions	5,861	5,363	3,600
Increase due to prior year tax positions	629	—	2,753
Decrease due to prior year tax positions	—	(212)	—
Settlements	—	—	—
December 31,	$28,270	$21,780	$16,629
As of December 31, 2022, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2022, and to state income tax examinations for the tax years 2000 through 2022. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2022, 2021 and 2020.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on accounting or financial disclosure matters.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, management, including our principal executive officer and principal financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
On February 17, 2023, the Human Capital Committee of the Board of Directors of Exact Sciences Corporation adopted the Equity Award Death, Disability and Retirement Policy (the “Policy”), effective immediately, affecting all awards made to employees under the Company’s equity incentive plans, including awards made to the Company’s named executive officers. The Policy provides for the treatment of each outstanding equity award (an “Equity Award”) granted by the Company in the event of the Death, Disability or Retirement (each as defined in the Policy) of the original grantee of such Equity Award (the “Grantee”).
The Policy provides, among other things, that upon Retirement a time-based Equity Award will become fully vested or continue to vest as scheduled for two to four years following such Grantee’s Retirement, depending on the title held by the Grantee at the time of Retirement and the timing of the grant of the Equity Award. Time-based Equity Awards held by our named executive officers will continue to vest as scheduled for a period of four years following Retirement. Additionally, the Policy provides that time-based Equity Awards (i) become fully vested upon the Death of a Grantee and (ii) become fully vested or continue to vest as scheduled upon a Grantee’s Disability depending upon the title held by the Grantee at the time of the Grantee’s Disability and the timing of the grant of the Equity Award. Time-based Equity Awards held by our named executive officers will become fully vested upon Disability. For our named executive officers, “Retirement” means that, at the time of resignation, the relevant named executive officer has (x) attained age 55 and completed of 15 years of service with the Company and its subsidiaries or (y) attained age 60 and completed 10 years of service with the Company and its subsidiaries. Retirement benefits under the Policy (A) are contingent on the relevant Grantee’s delivery to the Company notice of Retirement at least 6 months before such Retirement, (B) apply to equity awards held by a Grantee that were granted at least 6 months prior to such notice, and (C) are contingent on the compliance, by the relevant Grantee, with any confidentiality, non-competition, non-solicitation or similar obligations in favor of the Company or its subsidiaries.
With respect an Equity Award held by a Grantee that is contingent on the achievement of continued service and one or more performance goals (a “Performance-Based Equity Award”), the Policy provides that upon the Retirement of the Grantee, any Performance-Based Equity Award with respect to which at least two-thirds of the performance period has elapsed will remain outstanding and will become performance-vested, if at all, based on measurements as if such Retirement had not occurred; provided, such vested Performance-Based Equity Award will be prorated based on the Grantee’s days of service prior to Retirement during the performance period. Any Performance-Based Equity Award with respect to which at least two-thirds of the performance period has not elapsed as of the Retirement of the Grantee will be forfeited. Additionally, upon the Death or Disability of a Grantee (except for our Chief Executive Officer), such Grantee’s Performance-Based Equity Awards will remain outstanding and will become performance-vested, if at all, based on measurements as if such Death or Disability had not occurred; provided, such vested Performance-Based Equity Awards will be prorated based on the Grantee’s days of service prior to the occurrence of the Death or Disability during the performance period. With respect to Performance-Based Equity Awards held by our Chief Executive Officer, upon Death or Disability such Performance-Based Equity Awards will remain outstanding and will become performance-vested, if at all, based on measurements as if such Death or Disability had not occurred.
The foregoing description of the Policy does not purport to be complete and is qualified in its entirety by reference to the text of the Policy, which is filed as Exhibit 10.32 to this Annual Report and incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2023 Annual Meeting of Stockholders: “Information Concerning Directors and Nominees for Director,” “Information Concerning Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters,” and “The Board of Directors and Its Committees.”
Item 11. Executive Compensation
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2023 Annual Meeting of Stockholders: “Compensation and Other Information Concerning Directors and Officers,” “The Board of Directors and Its Committees,” “Report of The Human Capital Committee” and “Executive Compensation Tables.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2023 Annual Meeting of Stockholders: “Equity Compensation Plan Information” and “Securities Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2023 Annual Meeting of Stockholders: “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters.”
Item 14. Principal Accountant Fees and Services
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2023 Annual Meeting of Stockholders: “Independent Registered Public Accounting Firm” and “Pre-Approval Policies and Procedures.”

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
		8-K (Exhibit 4.2)	2/27/2020	001-35092

4.6	Description of Common Stock	10-K (Exhibit 4.6)	2/16/2021	001-35092

Lease Agreements

10.1	Second Amended and Restated Lease Agreement, dated September 28, 2018, by and between University Research Park Incorporated and the Registrant	10-K (Exhibit 10.1)	2/21/2019	001-35092

10.2	Lease Agreement, dated June 25, 2013, by and between Tech Building I, LLC and Exact Sciences Laboratories, Inc.	10-Q (Exhibit 10.2)	8/2/2013	001-35092

10.3	Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.3)	2/21/2020	001-35092

10.4	First Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.4)	2/21/2020	001-35092

10.5	Lease Agreement, dated September 23, 2005, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.5)	2/21/2020	001-35092

10.6	First Amendment to Lease Agreement, dated September 5, 2006, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.6)	2/21/2020	001-35092

10.7	Second Amendment to Lease Agreement, dated November 30, 2010, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.7)	2/21/2020	001-35092

10.8	Third Amendment to Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.		10-K (Exhibit 10.8)	2/21/2020	001-35092

10.9	Fourth Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.		10-K (Exhibit 10.9)	2/21/2020	001-35092

Agreements with Executive Officers and Directors

10.10*	Employment Agreement, dated March 18, 2009, by and between Kevin T. Conroy and the Registrant		8-K (Exhibit 10.1)	3/18/2009	000-32179

10.11*	Employment Agreement, dated November 8, 2016, by and between Jeffrey T. Elliott and the Registrant		10-K (Exhibit 10.9)	2/21/2017	001-35092

10.12*	Employment Agreement, dated October 30, 2015, by and between Scott Coward and the Registrant		10-K (Exhibit 10.7)	2/24/2016	001-35092

10.13*	Employment Agreement, dated February 18, 2019, by and between Jacob Orville and the Registrant		10-K (Exhibit 10.17)	2/21/2020	001-35092

10.14*	Employment Agreement, dated August 22, 2017, by and between Sarah Condella and the Registrant		10-K (Exhibit 10.16)	2/16/2021	001-35092

10.15*	Employment Agreement, dated November 11, 2021, by and between Everett Cunningham and the Registrant		10-K (Exhibit 10.15)	2/22/2022	001-35092

10.16*	Employment Agreement, dated September 2, 2022, by and between Brian Baranick and the Registrant		10-Q (Exhibit 10.1)	11/3/2022	001-35092

10.17*	Consulting Agreement, dated December 31, 2022, by and between Scott Coward and the Registrant	X

Equity Compensation Plans and Policies

10.18*	The Registrant’s 2016 Inducement Award Plan		10-Q (Exhibit 10.3)	5/3/2016	001-35092

10.19*	The Registrant’s 2016 Inducement Award Plan Form Restricted Stock Unit Award Agreement		S-8 (Exhibit 4.7)	5/3/2016	333-211099

10.20*	The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017)		10-Q (Exhibit 10.1)	10/30/2017	001-35092

10.21*	The Registrant’s Executive Deferred Compensation Plan dated January 1, 2019		10-K (Exhibit 10.22)	2/21/2019	001-35092

10.22*	Third Amendment to the Registrant's 2010 Employee Stock Purchase Plan		10-Q (Exhibit 10.1)	7/30/2019	001-35092

10.23*	The Registrant's 2019 Omnibus Long-Term Incentive Plan		S-8 (Exhibit 4.4)	7/31/2019	333-23916

10.24*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement		10-K (Exhibit 10.29)	2/21/2020	001-35092

10.25*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement		10-K (Exhibit 10.30)	2/21/2020	001-35092

10.26*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Award Agreement		10-K (Exhibit 10.31)	2/21/2020	001-35092

10.27*	Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended		S-8 (Exhibit 4.4)	11/8/2019	333-234608

10.28*	Thrive Earlier Detection Corp. 2019 Stock Option and Grant Plan		S-8 (Exhibit 4.6)	1/5/2021	333-251900

10.29*	The Registrant's Non-Employee Director Compensation Policy dated January 25, 2022		10-Q (Exhibit 10.2)	4/26/2022	001-250092

10.30*	Amendment No. 1 to the Registrant's 2019 Omnibus Long-Term Incentive Plan		8-K (Exhibit 10.1)	6/9/2022	001-350092

10.31*	The Registrant's 2010 Employee Stock Purchase Plan (as amended and restated June 9, 2022)		8-K (Exhibit 10.2)	6/9/2022	001-350092

10.32*	The Registrant's Equity Award, Death, Disability and Retirement Policy	X

Other

10.33**	Technology License Agreement dated as of October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.39)	3/12/2010	000-32179

10.34**	Amendment dated December 7, 2012 to Technology License Agreement dated October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.37)	3/1/2013	001-35092

10.35**	Second Amended and Restated License Agreement dated effective January 31, 2020, by and between the Registrant and Mayo Foundation for Medical Education and Research		10-Q (Exhibit 10.1)	10/27/2020	001-35092

10.36+	Receivables Financing Agreement dated as of June 29, 2022 by and among Exact Receivables LLC, as borrower, the persons from time to time party thereto as lenders and group agents, PNC Bank, National Association, as administrative agent, Exact Sciences Laboratories, LLC, as initial servicer, and PNC Capital Markets, LLC, as structuring agent		8-K (Exhibit 10.1)	6/30/2022	001-35092

10.37+	Receivables Purchase Agreement dated as of June 29, 2022 by and among Exact Sciences Corporation, as seller, Exact Sciences Laboratories, LLC, as initial servicer, and Exact Receivables LLC, as buyer		8-K (Exhibit 10.2)	6/30/2022	001-35092

10.38+	Receivables Purchase Agreement dated as of June 29, 2022 by and among the entities from time to time party thereto as originators, Exact Sciences Laboratories, LLC, as initial servicer, and Exact Sciences Corporation, as buyer		8-K (Exhibit 10.3)	6/30/2022	001-35092

21	Subsidiaries of the Registrant	X

23.1	Consent of PricewaterhouseCoopers, LLP	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 21, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 21, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”)
X
(*)    Indicates a management contract or any compensatory plan, contract or arrangement.
(**)    Confidential Treatment requested for certain portions of this Agreement.
(+)    Certain information has been omitted from this exhibit pursuant to Item 601 of Regulation S-K.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: February 21, 2023	By:	/s/ Kevin T. Conroy
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

Name	Title	Date
s/ Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 21, 2023
Kevin T. Conroy

/s/ Jeffrey T. Elliott	Executive Vice President, Chief Financial Officer, and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2023
Jeffrey T. Elliott

/s/ Paul Clancy	Director	February 21, 2023
Paul Clancy

/s/ D. Scott Coward	Director	February 21, 2023
D. Scott Coward

/s/ James E. Doyle	Lead Independent Director	February 21, 2023
James E. Doyle

/s/ Freda Lewis-Hall	Director	February 21, 2023
Freda Lewis-Hall

/s/ Pierre Jacquet	Director	February 21, 2023
Pierre Jacquet

/s/ Daniel J. Levangie	Director	February 21, 2023
Daniel J. Levangie

/s/ Shacey Petrovic	Director	February 21, 2023
Shacey Petrovic

/s/ Kathleen Sebelius	Director	February 21, 2023
Kathleen Sebelius

/s/ Katherine S. Zanotti	Director	February 21, 2023
Katherine S. Zanotti