Form 10-Q
period 2023-03-31
EXACT SCIENCES CORP
filed 2023-05-09
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2023, the registrant had 180,388,167 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$421,365	$242,493
Marketable securities	277,282	389,564
Accounts receivable, net	183,371	158,043
Inventory	124,092	118,259
Prepaid expenses and other current assets	85,274	73,898
Total current assets	1,091,384	982,257
Long-term Assets:
Property, plant and equipment, net	684,574	684,756
Operating lease right-of-use assets	156,782	167,003
Goodwill	2,346,235	2,346,040
Intangible assets, net	1,933,481	1,956,240
Other long-term assets, net	91,872	90,577
Total assets	$6,304,328	$6,226,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,713	$74,916
Accrued liabilities	241,844	299,216
Operating lease liabilities, current portion	30,014	28,366
Other current liabilities	8,783	10,249
Total current liabilities	367,354	412,747
Long-term liabilities:
Convertible notes, net	2,310,196	2,186,106
Long-term debt	50,000	50,000
Other long-term liabilities	344,380	352,459
Operating lease liabilities, less current portion	174,690	182,399
Total liabilities	3,246,620	3,183,711
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—179,830,145 and 177,925,631 shares at March 31, 2023 and December 31, 2022	1,799	1,780
Additional paid-in capital	6,396,805	6,311,644
Accumulated other comprehensive loss	(1,719)	(5,236)
Accumulated deficit	(3,339,177)	(3,265,026)
Total stockholders’ equity	3,057,708	3,043,162
Total liabilities and stockholders’ equity	$6,304,328	$6,226,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$602,450	$486,571

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	156,866	134,705
Research and development	95,419	102,248
Sales and marketing	186,964	232,181
General and administrative	217,295	169,770
Amortization of acquired intangible assets	22,928	24,654
Impairment of long-lived assets	69	—
Total operating expenses	679,541	663,558
Loss from operations	(77,091)	(176,987)

Other income (expense)
Investment income (loss), net	490	(1,487)
Interest income (expense), net	4,107	(4,478)
Total other income (expense)	4,597	(5,965)

Net loss before tax	(72,494)	(182,952)

Income tax benefit (expense)	(1,657)	2,015

Net loss	$(74,151)	$(180,937)

Net loss per share—basic and diluted	$(0.42)	$(1.04)

Weighted average common shares outstanding—basic and diluted	178,574	174,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(74,151)	$(180,937)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	2,967	(4,967)
Foreign currency translation adjustment	550	(237)
Comprehensive loss	$(70,634)	$(186,141)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2023	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options	88,228	1	963	—	—	964
Issuance of common stock to fund the Company’s 2022 401(k) match	517,215	5	35,072	—	—	35,077
Compensation expense related to issuance of stock options and restricted stock awards	1,299,071	13	49,126	—	—	49,139
Net loss	—	—	—	—	(74,151)	(74,151)
Other comprehensive income	—	—	—	3,517	—	3,517
Balance, March 31, 2023	179,830,145	$1,799	$6,396,805	$(1,719)	$(3,339,177)	$3,057,708

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2022	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	485,537	5	4,277	—	—	4,282
Compensation expense related to issuance of stock options and restricted stock awards	1,391,797	14	52,427	—	—	52,441
Other	7	—	(7)	—	—	(7)
Net loss	—	—	—	—	(180,937)	(180,937)
Other comprehensive loss	—	—	—	(5,204)	—	(5,204)
Balance, March 31, 2022	175,551,408	$1,757	$6,085,558	$(6,647)	$(2,822,457)	$3,258,211
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(74,151)	$(180,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,815	22,993
Loss on disposal of property, plant and equipment	284	321
Unrealized loss on equity investments	3,009	1,350
Deferred tax expense (benefit)	1,261	(1,912)
Stock-based compensation	49,139	52,441
Gain on settlements of convertible notes, net	(10,324)	—
Amortization of deferred financing costs, convertible note debt discount and issuance costs, and other liabilities	1,783	1,700
Accretion (Amortization) of discount (premium) on short-term investments	(54)	956
Amortization of acquired intangible assets	22,928	24,654
Impairment of long-lived assets	69	—
Remeasurement of contingent consideration	(8,937)	(26,680)
Non-cash lease expense	6,806	7,363
Changes in assets and liabilities:
Accounts receivable, net	(25,434)	11,020
Inventory, net	(5,827)	(7,964)
Operating lease liabilities	(5,982)	(5,177)
Accounts payable and accrued liabilities	(4,817)	(66,048)
Other assets	(13,622)	(6,619)
Other liabilities	(1,161)	(1,215)
Net cash used in operating activities	(38,215)	(173,754)
Cash flows from investing activities:
Purchases of marketable securities	(8,589)	(70,267)
Maturities and sales of marketable securities	121,332	150,630
Purchases of property, plant and equipment	(29,360)	(33,623)
Investments in privately held companies	(442)	(1,172)
Other investing activities	—	(7)
Net cash provided by investing activities	82,941	45,561
Cash flows from financing activities:
Proceeds from exercise of common stock options	964	4,282
Proceeds from issuance of convertible notes	137,976	—
Other financing activities	(5,344)	(1,547)
Net cash provided by financing activities	133,596	2,735
Effects of exchange rate changes on cash and cash equivalents	550	(237)
Net increase (decrease) in cash, cash equivalents and restricted cash	178,872	(125,695)
Cash, cash equivalents and restricted cash, beginning of period	242,790	315,768
Cash, cash equivalents and restricted cash, end of period	$421,662	$190,073

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$10,548	$31,491
Supplemental disclosure of cash flow information:
Interest paid	$6,442	$5,133
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$421,365	$189,776
Restricted cash — included in prepaid expenses and other current assets as of March 31, 2023, and other long-term assets, net as of March 31, 2022	297	297
Total cash, cash equivalents and restricted cash	$421,662	$190,073
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of the Company and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K (the “2022 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2022 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2022 Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management, and actual results could differ from those estimates. These estimates include revenue recognition, valuation of intangible assets and goodwill, and accounting for income taxes among others. The Company’s critical accounting policies and estimates are explained further in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and the 2022 Form 10-K.
The spread of the coronavirus (“COVID-19”) and the macroeconomic conditions including inflation and fluctuations in foreign currency exchange rates has affected many segments of the global economy, including the cancer screening and diagnostics industry. The Company expects these matters to have an impact on operations, however, the ultimate impact presents uncertainty and depends on factors beyond the Company’s knowledge or control, including the duration and severity, as well as third-party actions taken. The Company continues to use the best information available to inform its accounting estimates in light of these uncertainties.
Significant Accounting Policies
During the three months ended March 31, 2023, there were no changes to the Company’s significant accounting policies as described in the Company’s 2022 Form 10-K.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements
The Company did not adopt any accounting standards updates (“ASU”) released by the Financial Accounting Standards Board (“FASB”) in the first quarter of 2023. In addition, there are no ASUs not yet adopted that are expected to impact the Company.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	March 31,
(In thousands)	2023	2022
Shares issuable upon conversion of convertible notes	23,231	20,309
Shares issuable upon the release of restricted stock awards	6,877	6,991
Shares issuable upon the release of performance share units	1,671	963
Shares issuable upon exercise of stock options	1,416	1,790
Shares issuable in connection with acquisitions	—	45
	33,195	30,098

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype®, and COVID-19 tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider.
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2023	2022
Screening
Medicare Parts B & C	$171,730	$113,755
Commercial	233,033	161,680
Other	38,432	31,087
Total Screening	443,195	306,522
Precision Oncology
Medicare Parts B & C	$47,381	$52,565
Commercial	44,932	46,062
International	37,268	29,560
Other	25,851	24,433
Total Precision Oncology	155,432	152,620
COVID-19 Testing	$3,823	$27,429
Total	$602,450	$486,571
Screening revenue primarily includes laboratory service revenue from Cologuard and PreventionGenetics LLC (“PreventionGenetics”) tests while Precision Oncology revenue includes laboratory service revenue from global Oncotype products and therapy selection products.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. The Company recognized revenue from a change in transaction price of $11.7 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not material as of March 31, 2023 and December 31, 2022.
Revenue recognized for the three months ended March 31, 2023 and 2022, respectively, which was included in the deferred revenue balance at the beginning of the period, was not material.

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents
Cash and money market	$351,549	$178,168
Cash equivalents	69,816	64,325
Total cash and cash equivalents	421,365	242,493
Marketable securities
Available-for-sale debt securities	$274,694	$384,415
Equity securities	2,588	5,149
Total marketable securities	277,282	389,564
Total cash, cash equivalents and marketable securities	$698,647	$632,057
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at March 31, 2023, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$68,081	$—	$—	$68,081
U.S. government agency securities	1,735	—	—	1,735
Total cash equivalents	69,816	—	—	69,816
Marketable securities
U.S. government agency securities	$147,979	$16	$(909)	$147,086
Corporate bonds	97,378	18	(948)	96,448
Asset backed securities	31,659	106	(605)	31,160
Total marketable securities	277,016	140	(2,462)	274,694
Total available-for-sale securities	$346,832	$140	$(2,462)	$344,510
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (loss) (“AOCI”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2022, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$63,021	$—	$—	$63,021
U.S. government agency securities	1,304	—	—	1,304
Total cash equivalents	64,325	—	—	64,325
Marketable securities
U.S. government agency securities	$228,012	$—	$(2,789)	$225,223
Corporate bonds	116,318	20	(1,667)	114,671
Asset backed securities	45,374	2	(855)	44,521
Total marketable securities	389,704	22	(5,311)	384,415
Total available-for-sale securities	$454,029	$22	$(5,311)	$448,740
______________
(1)There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at March 31, 2023:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Commercial paper	$68,081	$68,081	$—	$—
U.S. government agency securities	1,735	1,735	—	—
Total cash equivalents	69,816	69,816	—	—
Marketable securities
U.S. government agency securities	$138,322	$137,423	$9,657	$9,663
Corporate bonds	82,071	81,169	15,307	15,279
Asset backed securities	1,191	1,189	30,468	29,971
Total marketable securities	221,584	219,781	55,432	54,913
Total available-for-sale securities	$291,400	$289,597	$55,432	$54,913
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of March 31, 2023, aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
U.S. government agency securities	$35,897	$(161)	$103,474	$(748)	$139,371	$(909)
Corporate bonds	16,430	(61)	71,885	(887)	88,315	(948)
Asset backed securities	10,767	(100)	18,544	(505)	29,311	(605)
Total available-for-sale securities	$63,094	$(322)	$193,903	$(2,140)	$256,997	$(2,462)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2023 and December 31, 2022, because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not material for the three months ended March 31, 2023 and 2022.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Raw materials	$63,433	$61,207
Semi-finished and finished goods	60,659	57,052
Total inventory	$124,092	$118,259

(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	March 31, 2023	December 31, 2022
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	200,314	200,588
Land improvements	15 years	6,613	6,417
Buildings	30 - 40 years	290,121	288,941
Computer equipment and computer software	3 years	148,798	142,896
Laboratory equipment	3 - 10 years	253,926	246,344
Furniture and fixtures	3 - 10 years	34,601	34,047
Assets under construction	n/a	79,648	68,398
Property, plant and equipment, at cost		1,018,737	992,347
Accumulated depreciation		(334,163)	(307,591)
Property, plant and equipment, net		$684,574	$684,756
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended March 31, 2023 and 2022 was $26.8 million and $23.0 million, respectively.
At March 31, 2023, the Company had $79.6 million of assets under construction, which consisted of $51.9 million in laboratory equipment, $12.4 million in leasehold and building improvements, $10.1 million in capitalized costs related to software projects, and $5.2 million related to buildings. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of March 31, 2023:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at March 31, 2023
Finite-lived intangible assets
Trade name	12.3	$104,000	$(22,465)	$81,535
Customer relationships	7.8	4,000	(556)	3,444
Patents and licenses	4.1	11,542	(8,514)	3,028
Acquired developed technology (1)	7.5	861,644	(266,170)	595,474
Total finite-lived intangible assets		981,186	(297,705)	683,481
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,231,186	$(297,705)	$1,933,481

The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2022:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net balance at December 31, 2022
Finite-lived intangible assets
Trade name	12.5	$104,000	$(20,653)	$83,347
Customer relationships	8.0	4,000	(444)	3,556
Patents and licenses	4.2	11,542	(8,152)	3,390
Acquired developed technology (1)	7.8	861,474	(245,527)	615,947
Total finite-lived intangible assets		981,016	(274,776)	706,240
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,231,016	$(274,776)	$1,956,240
______________
(1)The gross carrying amount includes an immaterial foreign currency translation adjustment related to the intangible asset acquired as a result of the acquisition of OmicEra Diagnostics GmbH (“OmicEra”), whose functional currency is also its local currency. Intangible asset balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2023 (remaining nine months)	$68,786
2024	91,378
2025	90,331
2026	89,271
2027	89,271
Thereafter	254,444
$683,481
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
Goodwill
The change in the carrying amount of goodwill for the periods ended March 31, 2023 and December 31, 2022 is as follows:

(In thousands)
Balance, January 1, 2022	$2,335,172
OmicEra acquisition	10,809
PreventionGenetics acquisition adjustment	(58)
Effects of changes in foreign currency exchange rates (1)	117
Balance, December 31, 2022	2,346,040
Effects of changes in foreign currency exchange rates (1)	195
Balance March 31, 2023	$2,346,235
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
There were no impairment losses for the three months ended March 31, 2023 and 2022.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of March 31, 2023 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$351,549	$351,549	$—	$—
Commercial paper	68,081	—	68,081	—
U.S. government agency securities	1,735	—	1,735	—
Restricted cash	297	297	—	—
Marketable securities
U.S. government agency securities	$147,086	$—	$147,086	$—
Corporate bonds	96,448	—	96,448	—
Asset backed securities	31,160	—	31,160	—
Equity securities	2,588	2,588	—	—
Non-marketable securities	$10,190	$—	$—	$10,190
Liabilities
Contingent consideration	$(297,990)	$—	$—	$(297,990)
Total	$411,144	$354,434	$344,510	$(287,800)
The following table presents the Company’s fair value measurements as of December 31, 2022 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash and money market	$178,168	$178,168	$—	$—
Commercial paper	63,021	—	63,021	—
U.S. government agency securities	1,304	—	1,304	—
Restricted cash	297	297	—	—
Marketable securities
U.S. government agency securities	$225,223	$—	$225,223	$—
Corporate bonds	114,671	—	114,671	—
Asset backed securities	44,521	—	44,521	—
Equity securities	5,149	5,149	—	—
Non-marketable securities	$10,065	$—	$—	$10,065
Liabilities
Contingent consideration	$(306,927)	$—	$—	$(306,927)
Total	$335,492	$183,614	$448,740	$(296,862)
There have been no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2023. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities as of March 31, 2023 and December 31, 2022 was $298.0 million and $306.9 million, respectively, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2023	$306,927
Changes in fair value (1)	(8,937)
Ending balance, March 31, 2023	$297,990
______________
(1)The change in fair value of the contingent consideration liability for the three months ended March 31, 2022 was a reduction of $26.7 million.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra related to regulatory and product development milestones was $297.9 million and $306.8 million as of March 31, 2023 and December 31, 2022, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 91% as of March 31, 2023 and December 31, 2022, and a weighted average present-value factor of 6.1% and 6.2% as of March 31, 2023 and December 31, 2022, respectively. The projected fiscal year of payment range is from 2024 to 2029. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
The fair value of the contingent consideration liability related to certain revenue milestones associated with the Biomatrica acquisition was not material as of March 31, 2023 and December 31, 2022. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Investments
As of March 31, 2023 and December 31, 2022, the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $39.4 million and $39.8 million, respectively, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets. Since initial recognition of these investments, there have been no upward or downward adjustments made on these investments since initial recognition.
The Company has committed capital to venture capital investment funds (the “Funds”) of $17.5 million, of which $13.3 million remained callable through 2033 as of March 31, 2023. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, were $4.2 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of March 31, 2023 and December 31, 2022, the Company had open foreign currency forward contracts with notional amounts of $29.2 million and $22.3 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at March 31, 2023 and December 31, 2022, and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of March 31, 2023. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not material for the three months ended March 31, 2023 and 2022.

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
In connection with the Securitization Facility, the Company also entered into two Receivables Purchase Agreements (“Receivable Purchase Agreements”) on June 29, 2022. The Receivable Purchase Agreements are among the Company and certain wholly-owned subsidiaries of the Company, and between the Company and Exact Receivables. Under the agreements, the wholly-owned subsidiaries sell all of their right, title and interest in their accounts receivables to Exact Receivables. The receivables are used to collateralize borrowings made under the Securitization Facility. The Company retains the responsibility of servicing the accounts receivable balances pledged as collateral under the Securitization Facility and provides a performance guaranty.
As of March 31, 2023, the eligible borrowing base under the Securitization Facility was $111.1 million of which the Company elected to collateralize $50.0 million. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance of $50.0 million, which is recorded to long-term debt on the Company’s condensed consolidated balance sheets. The outstanding balance accrues interest at a rate equal to a daily secured overnight financing rate (“SOFR”) rate plus a SOFR adjustment and an applicable margin. The interest rate was 6.35% at March 31, 2023.
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
Borrowings under the Revolving Loan Agreement accrue interest at an annual rate equal to the sum of the daily Bloomberg Short-Term Bank Yield Index Rate plus the applicable margin of 0.60%. Loans under the Revolving Loan Agreement may be prepaid at any time without penalty. In October 2022, the Revolving Loan Agreement was amended to extend the maturity date from November 5, 2023 to November 5, 2025. There were no other amendments to the Revolver.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of March 31, 2023, the Company is in compliance with all covenants.
In December 2021 and January 2023, PNC issued a letters of credit of $2.9 million and $1.5 million, respectively, which, reduced the amount available for cash advances under the line of credit to $145.6 million and $147.1 million as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of March 31, 2023:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2030 Convertible Notes - 2.000%	$572,993	$(4,912)	$568,081	$635,489	2
2028 Convertible Notes - 0.375%	949,042	(12,396)	936,646	832,784	2
2027 Convertible Notes - 0.375%	563,822	(6,705)	557,117	523,526	2
2025 Convertible Notes - 1.000%	249,172	(820)	248,352	284,709	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2022:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible Notes - 0.375%	$1,150,000	$(15,775)	$1,134,225	$908,500	2
2027 Convertible Notes - 0.375%	747,500	(9,445)	738,055	612,950	2
2025 Convertible Notes - 1.000%	315,005	(1,179)	313,826	326,808	2
______________
(1)The fair values are based on observable market prices for this debt, which is traded in less active markets and therefore is classified as a Level 2 fair value measurement.
Issuances and Settlements
In February 2023, the Company entered into a privately negotiated exchange and purchase agreement with a single holder of certain of the Company’s convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). The Company issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (collectively, the “2030 Notes”) in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. The extinguishment resulted in a gain on settlement of convertible notes of $17.7 million, which is included in interest income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2023. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
In March 2023, the Company entered into a privately negotiated exchange agreement with two holders of certain of the Company’s convertible notes due in 2025 (the “2025 Notes”). The Company issued the holder $73.0 million aggregate principal amount of 2030 Notes in exchange for $65.8 million of aggregate principal of 2025 Notes. The extinguishment resulted in a loss on settlement of convertible notes of $7.4 million, which is included in interest income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2023. The loss represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The net proceeds from the issuance of the 2030 Notes were approximately $133.0 million, after deducting commissions and offering expenses payable by the Company.
The 2030 Notes will mature on March 1, 2030 and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2023.
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
It is the Company’s intent and policy to settle all conversions through combination settlement. The initial conversion rate is 13.26, 8.96, 8.21, and 12.37 shares of common stock per $1,000 principal amount for the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively, which is equivalent to an initial conversion price of approximately $75.43, $111.66, $121.84, and $80.83 per share of the Company’s common stock for the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively. The 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes are potentially convertible into up to 3.3 million, 5.0 million, 7.8 million, and 7.1 million shares, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indentures filed at the time of the original offerings but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indenture), will, under certain circumstances, be entitled to an increase in the conversion rate.
If the Company undergoes a “fundamental change” (as defined in the Indentures), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
Based on the closing price of the Company’s common stock of $67.81 on March 31, 2023, the if-converted values on the Notes do not exceed the principal amount.
The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness, or the issuance or repurchase of securities by the Company.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2030 Convertible Notes	$4,970
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Debt issuance costs amortization	$1,378	$1,412
Debt discount amortization	31	36
Gain on settlements of convertible notes	(10,324)	—
Coupon interest expense	3,354	2,567
Total interest expense (income) on convertible notes	$(5,561)	$4,015
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended March 31,
	2023	2022
2030 Convertible Notes	2.12%	—%
2028 Convertible Notes	0.64%	0.64%
2027 Convertible Notes	0.67%	0.67%
2025 Convertible Notes	1.18%	1.18%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 1.80, 3.96, 4.92, and 6.92 years for the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively.

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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.3 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU proprietary data in the development and commercialization of a blood-based, multi-cancer early detection test. The agreement terms include single-digit sales-based royalties and sales-based milestone payments of $10.0 million, $15.0 million, and $20.0 million upon achieving calendar year licensed product revenue using JHU proprietary data of $0.50 billion, $1.00 billion, and $1.50 billion, respectively.
Translational Genomics Research Institute (“TGen”)
In January 2021, the Company entered into a worldwide exclusive license to the proprietary Targeted Digital Sequencing (“TARDIS”) technology from TGen, an affiliate of City of Hope. Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. Under the agreement, the Company is obligated to make milestone payments to TGen of $10.0 million and $35.0 million upon achieving cumulative product revenue related to MRD detection and/or treatment totaling $100.0 million and $250.0 million, respectively. These payments are contingent upon achievement of these cumulative revenues on or before December 31, 2030. The Company will record the sales milestones once achievement is deemed probable.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred a charge of $2.5 million for the service fee during the three months ended March 31, 2022. The Company incurred charges of $38.4 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three months ended March 31, 2022. All services provided by Pfizer under the November 2021 Amendment ended in the third quarter of 2022, and there were no payments made or charges incurred during the three months ended March 31, 2023.

(12) STOCKHOLDERS’ EQUITY
OmicEra Acquisition Stock Issuance
In May 2022, the Company completed its acquisition of OmicEra. In connection with the acquisition, which is further described in Note 16, the Company issued 0.3 million shares of the Company's common stock that had a fair value of $14.8 million.
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the three months ended March 31, 2023 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
Other comprehensive loss before reclassifications	550	2,289	2,839
Amounts reclassified from accumulated other comprehensive loss	—	678	678
Net current period change in accumulated other comprehensive loss	550	2,967	3,517
Balance at March 31, 2023	$603	$(2,322)	$(1,719)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three months ended March 31, 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts recognized in AOCI for the three months ended March 31, 2022 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$23	$(1,466)	$(1,443)
Other comprehensive loss before reclassifications	(237)	(4,994)	(5,231)
Amounts reclassified from accumulated other comprehensive income	—	27	27
Net current period change in accumulated other comprehensive loss	(237)	(4,967)	(5,204)
Balance at March 31, 2022	$(214)	$(6,433)	$(6,647)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three months ended March 31, 2022.
Amounts reclassified from AOCI for the three months ended March 31, 2023 and 2022 were as follows:

	Affected Line Item in the Statements of Operations	Three Months Ended March 31,
Details about AOCI Components (In thousands)		2023	2022
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (loss), net	$678	$27
Total reclassifications		$678	$27

(13) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the following plans for which awards were granted from or had awards outstanding in 2023: the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, and the 2010 Employee Stock Purchase Plan (collectively referred to as the “Stock Plans”).
In February 2023, the Company adopted the Equity Award Death, Disability and Retirement Policy (the “Policy”) as further described in Item 9B of the Company’s 2022 Form 10-K. The terms of the Policy will result in the recognition of expense on an accelerated basis for retirement-eligible participants for restricted stock units only. The Policy was considered a modification to outstanding awards with no impact to fair value. The accelerated stock-based compensation expense recorded as a result of the modification was not material for the three months ended March 31, 2023.
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards, performance share units, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $49.1 million and $52.4 million in stock-based compensation expense during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, there was approximately $503.4 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.9 years.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2023	1,517,876	$44.82	4.7
Exercised	(88,260)	10.93
Forfeited	(13,285)	93.78
Outstanding, March 31, 2023	1,416,331	$46.48	4.5	$42,583
Vested and expected to vest, March 31, 2023	1,416,331	$46.48	4.5	$42,583
Exercisable, March 31, 2023	1,351,469	$44.18	4.4	$42,439
______________
(1)The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $4.8 million and $29.6 million, respectively, determined as of the date of exercise.
The Company received approximately $1.0 million and $4.3 million from stock option exercises during the three months ended March 31, 2023 and 2022, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and restricted stock unit activity during the three months ended March 31, 2023 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2023	5,254,709	$89.29
Granted	3,109,184	60.25
Released (2)	(1,279,999)	95.01
Forfeited	(207,363)	79.15
Outstanding, March 31, 2023	6,876,531	$72.87
______________
(1)The weighted average grant date fair value of the restricted stock units granted during the three months ended March 31, 2022 was $77.31.
(2)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $121.2 million and $110.8 million during the three months ended March 31, 2023 and 2022, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones. In addition, certain of the performance-based equity awards include a market condition.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of performance share unit activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2023	967,846	$102.58
Granted	749,459	79.17
Released (3)	(12,284)	78.32
Forfeited	(34,007)	100.78
Outstanding, March 31, 2023	1,671,014	$92.30
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of March 31, 2023 was 575,702.
(2)The weighted average grant date fair value of the performance share units granted during the three months ended March 31, 2022 was $92.31.
(3)The fair value of performance share units vested and converted to shares of the Company’s common stock was $1.0 million and $27.2 million for the three months ended March 31, 2023 and 2022, respectively.
Employee Stock Purchase Plan
There were no shares issued under the 2010 Employee Stock Purchase Plan during the three months ended March 31, 2023 and 2022.

(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,135	$8,097
Operating cash flows from finance leases	170	211
Finance cash flows from finance leases	745	1,548
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$(3,833)	$4,259
Right-of-use assets obtained in exchange for new finance lease liabilities	318	878
Weighted-average remaining lease term - operating leases (in years)	7.18	8.17
Weighted-average remaining lease term - finance leases (in years)	3.07	2.80
Weighted-average discount rate - operating leases	6.42%	6.09%
Weighted-average discount rate - finance leases	6.67%	5.32%
______________
(1)For the three months ended March 31, 2023, this includes a reduction of $6.2 million on the carrying value of the right-of-use asset held related to a building lease due to a reduction of the expected lease term.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases are $156.8 million and $167.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2023, the Company has outstanding operating lease obligations of $204.7 million, of which $30.0 million is reported in operating lease liabilities, current portion and $174.7 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding operating lease obligations of $210.8 million, of which $28.4 million is reported in operating lease liabilities, current portion and $182.4 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, the Company’s right-of-use assets from finance leases are $9.5 million and $10.2 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of March 31, 2023, the Company has outstanding finance lease obligations of $10.0 million, of which $3.2 million is reported in other current liabilities and $6.8 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding finance lease obligations of $10.6 million, of which $3.2 million is reported in other current liabilities and $7.4 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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
During the second quarter of 2021, as part of ongoing discussions between the DOJ and the Company regarding the DOS Rule Investigation, the DOJ presented an initial estimate of civil damages in the amount of $48.2 million relating to alleged non-compliance with the Medicare Date of Service billing regulations from 2007 to 2020. The initial civil damages estimate did not include potential treble damages, civil or criminal penalties or other remedies that the DOJ could seek against the Company. In December 2021, the DOJ presented a total adjusted demand of $53.8 million for civil damages, which includes a multiplier and penalties. On January 19, 2023, the Company was informed that the DOJ has closed its criminal investigation without taking any action. Based on the Company’s review and analysis of the DOJ presentation, ongoing discussions held with the DOJ, the civil damages estimate, and range of potential exposure, the Company recorded an accrual of approximately $29 million as of March 31, 2023.
As noted above, litigation outcomes are difficult to predict, and the estimation of probable losses requires an analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties. Accordingly, the recorded accrual of approximately $29 million as of March 31, 2023 is based on several factors, considerations, and judgments, and the ultimate resolution of this matter could result in a material loss in excess of the recorded accrual.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On June 24, 2019, Niles Rosen M.D. filed a sealed ex parte qui tam lawsuit against the Company in the United States District Court for the Middle District of Florida, that alleged a violation of the Federal Anti-Kickback Statute and False Claims Act for offering gift cards to patients in exchange for returning the Cologuard screening test (the “Qui Tam Suit”). Dr. Rosen seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On February 25, 2020, the Company received a civil investigative demand by the DOJ related to the Company’s gift card program. The Company produced documents in response thereto. On March 25, 2021, the DOJ filed a notice of its election to decline intervention in the Qui Tam Suit. This election does not prevent Dr. Rosen from continuing the Qui Tam Suit. On April 12, 2021, Dr. Rosen filed an amended complaint against the Company, alleging violations of the Federal Anti-Kickback Statute and False Claims Act. The Company first learned of the Qui Tam Suit and the DOJ’s election to decline intervention in July 2021. The Company intends to vigorously defend itself against Dr. Rosen's claims and seek, among other things, the Company’s attorneys’ fees and costs incurred in defending this action. Although the Company denies Dr. Rosen's allegations and believes that it has meritorious defenses to his False Claims Act claims, neither the outcome of the litigation nor can a reasonable estimate or an estimated range of loss associated with the litigation be determined at this time.
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
As of December 31, 2020, the Company had earned all $9.0 million of the refundable tax credits, and as of December 31, 2022, the Company had received payment of $9.0 million from the WEDC under the Original WEDC Agreement.
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
As of March 31, 2023, the Company has earned $10.2 million of the refundable tax credits under the Amended WEDC Agreement and received payment of $1.7 million from the WEDC. The unpaid portion is $8.5 million, of which $3.8 million is reported in prepaid expenses and other current assets and $4.7 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2023 and 2022, the Company recorded $1.2 million and $1.0 million respectively, as a reduction to operational expenses for the credits earned for job creation.

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
Refer to the Company’s 2022 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three months ended March 31, 2023, there were no changes to the purchase price and purchase price allocation. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the developed technology intangible asset.
Divestitures
Oncotype DX Genomic Prostate Score Test
On August 2, 2022, pursuant to an asset purchase agreement with MDxHealth SA, the Company completed the sale of the intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test, which will allow the Company to focus on the highest impact projects core to the Company’s vision.
Refer to the Company’s 2022 Form 10-K for detailed disclosures on the divestiture, including the fair value of the consideration received, carrying value of the intangible asset sold, and terms of the revenue-based contingent consideration included in the asset purchase agreement. As of March 31, 2023, the contingent consideration remains fully constrained.

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

	Three Months Ended March 31,
(In thousands)	2023	2022
United States	$565,182	$457,011
Outside of United States	37,268	29,560
Total revenues	$602,450	$486,571
Long-lived assets located in countries outside of the United States are not significant.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(18) INCOME TAXES
The Company recorded income tax expense of $1.7 million for the three months ended March 31, 2023 and a benefit of $2.0 million for the three months ended March 31, 2022. The Company’s income tax expense recorded during the three months ended March 31, 2023 is primarily related to current foreign and state tax expense. A deferred tax liability of $20.1 million and $19.7 million was recorded as of March 31, 2023 and December 31, 2022, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $29.6 million and $28.3 million of unrecognized tax benefits at March 31, 2023 and December 31, 2022, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of March 31, 2023, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2023, and to state income tax examinations for the tax years 2000 through 2023. No interest or penalties related to income taxes have been accrued or recognized as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our Company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, which has been filed with the U.S. Securities and Exchange Commission (“SEC”) (the “2022 Form 10-K”).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; our reliance upon certain suppliers, including suppliers that are the sole source of certain products; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities;our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness; the potential effects of changing macroeconomic conditions, including the effects of inflation and interest rate and foreign currency exchange rate fluctuations and any such efforts to hedge such effects; our ability to efficiently and flexibly manage our business amid uncertainties related to the coronavirus (“COVID-19”) pandemic; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations or the divestiture of business operations will be greater than expected and the possibility that integration or divestiture efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; our ability to retain and hire key personnel; and the impact of labor shortages, turnover, and labor cost increases. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2022 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
During the first quarter of 2023, we achieved many critical milestones, including:
•delivering more than 1 million completed tests to patients globally, including a record number of Cologuard® results,
•growing core revenue, which excludes revenue from the Oncotype DX Genomic Prostate Score test (“GPS test”) and COVID-19 testing, by $146.4 million compared to the three months ended March 31, 2022,
•accelerating our path to profitability through prioritization efforts, leading to improved financial results including a decrease in cash used in operating activities of $135.5 million compared to the three months ended March 31, 2022,
•launching OncoExtra™, our enhanced therapy selection test,
•making progress towards completing BLUE-C, our pivotal study to support our next generation Cologuard and colon cancer blood tests, and
•generating high-quality evidence supporting our key research and development initiatives within multi-cancer early detection (“MCED”) and molecular residual disease and recurrence (“MRD”).

Our Screening Tests
Cologuard Test
Colorectal cancer is the second leading cause of cancer deaths in the United States (“U.S.”) and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S., there are approximately 153,000 new cases of colorectal cancer and approximately 53,000 deaths. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.
Our flagship screening product, the Cologuard test, is a patient-friendly, non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Upon approval by the U.S. Food and Drug Administration (“FDA”) in August 2014, our Cologuard test became the first and only FDA-approved sDNA non-invasive colorectal cancer screening test. Our Cologuard test is now indicated for average risk adults 45 years of age and older.
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

Our Precision Oncology Tests
Our Oncotype® portfolio delivers actionable genomic insights to inform prognosis and cancer treatment after a diagnosis. In breast cancer, the Oncotype DX Breast Recurrence Score® test is the only test shown to predict the likelihood of chemotherapy benefit as well as recurrence in invasive breast cancer. The Oncotype DX® test is recognized as the standard of care and is included in all major breast cancer treatment guidelines. The OncoExTra test applies comprehensive tumor profiling, utilizing whole exome and whole transcriptome sequencing, to aid in therapy selection for patients with advanced, metastatic, refractory, relapsed, or recurrent cancer. With an extensive panel of approximately 20,000 genes and 169 introns, the OncoExTra test is one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today. We enable patients to take a more active role in their cancer care and makes it easy for providers to order tests, interpret results, and personalize medicine by applying real-world evidence and guideline recommendations.

International Business Background and Products
We now commercialize or plan to commercialize our Oncotype tests internationally through employees in Canada, Japan and eight European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in more than 90 countries outside of the U.S. We do not offer our Cologuard test or COVID-19 testing outside of the U.S.

Pipeline Research and Development
Our research and development efforts are focused on developing new products and enhancing existing products to address unmet cancer needs and expand the clinical utility and addressable patient populations for our existing tests. We expect to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids and to leverage recent business development activities to accelerate our leadership in earlier cancer detection and treatment guidance. We are pursuing the following opportunities:
•Colorectal Cancer Screening. We are seeking to improve our Cologuard test’s performance characteristics, focusing on reducing the false positive rate of the test. In January 2022, we and Mayo Foundation for Medical Education and Research (“Mayo”) presented data at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium showing overall sensitivity of 95% for colorectal cancer at specificity of 92%. In December of 2022, we finished enrollment of our multi-center, prospective BLUE-C study, which we expect to support FDA approval of our enhanced Cologuard test. We are also working to develop a blood-based screening test for colorectal cancer as a second-line option for people who haven't been screened with more accurate methods.
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
•MRD Test Development. We plan to offer a tumor-informed MRD test to help detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial cancer treatment. This test will help patients and oncologists understand the success of initial treatment and monitor for cancer recurrence. Our goal is to support all patients in MRD and recurrence monitoring, whether there is access to tumor tissue to inform patient-specific biomarker targets or no access to tissue and a predefined biomarker panel is used. We are currently evaluating different technological approaches, including a tumor-agnostic platform, and have presented promising early data.
Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our product portfolio and advance our pipeline, we expect that our research and development expenditures will continue to increase.

COVID-19 Testing Business
In late March 2020, we began providing COVID-19 testing. We have partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers are responsible for employing trained personnel to collect specimens. Specimens are sent to our laboratory in Madison, Wisconsin, where we run the assay in our laboratories and provide test results to ordering providers. We expect revenue from our COVID-19 testing to decline as the pandemic abates and plan to discontinue COVID-19 testing later in the year.

2023 Priorities
Our top priorities for 2023 are to (1) provide outstanding experiences for patients and teams, (2) deliver on the future of cancer diagnostics, and (3) live our mission.

Provide Outstanding Experiences for Patients and Teams
We intend to continue to provide an exceptional experience for our patients and team members. We plan to improve customer relations by delivering simple and smooth workflows, providing communication that is clear and easy to understand, and providing results that are fast and accurate. We're working to deliver a common technology platform for our cancer tests and improve our digital tools for providers and patients. We will also strive to ensure that Exact Sciences remains a great place to work by taking care of our people.
Deliver on the Future of Cancer Diagnostics
In 2023, we will focus on advancing new tests in our highest priority programs including colorectal cancer screening, multi-cancer early detection, and molecular residual disease and recurrence testing. We plan to continue investing in ongoing and additional clinical trials to enhance existing products and bring new products to patients and providers.
Live our Mission
We are committed to improving lives through testing more people with our laboratory testing services in 2023. By testing more people, we will continue to expand our business in a cost-efficient manner allowing us to generate sustainable profits and increase shareholder value. Generating sustained profits will put us in a better position to continue investing in life-changing cancer diagnostics to help achieve our mission.

Recent Developments and Trends
Impacts of COVID-19 and Current Inflationary Environment
COVID-19 has affected many segments of the global economy, including the cancer screening and diagnostics industry. Our Screening and Precision Oncology businesses have been negatively impacted by the pandemic but have recovered. Future outbreaks of COVID-19 and its variants could diminish patients’ and our sales representatives’ access to healthcare provider offices. Pandemic-related supply chain disruptions, whether caused by restrictions or slowdowns in shipping or logistics, increases in demand for certain goods used in our operations, or otherwise, could impact our operations.
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

Results of Operations
We have generated significant losses since inception and, as of March 31, 2023, we had an accumulated deficit of approximately $3.34 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.
Revenue. Our revenue is primarily generated by our laboratory testing services from our Cologuard, Oncotype, and COVID-19 tests.

	Three Months Ended March 31,
Amounts in millions	2023	2022	Change
Screening	$443.2	$306.5	$136.7
Precision Oncology	155.4	152.6	2.8
COVID-19 Testing	3.8	27.4	(23.6)
Total	$602.5	$486.6	$115.9

The increase in Screening revenue, which primarily includes laboratory service revenue from our Cologuard test, was mainly due to an increase in the number of completed Cologuard tests. The increase in completed Cologuard tests for the three months ended March 31, 2023 was due to improved sales team productivity, growth across all customer segments, and enhancements made to our patient compliance program in 2022. The increase in Precision Oncology revenue, which primarily includes laboratory service revenue from our global Oncotype products, was mainly due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally. Continued adoption by providers and payers for node-positive breast cancer patients following the RxPONDER publication in the New England Journal of Medicine also contributed to the increase in completed Oncotype tests for the three months ended March 31, 2023. The increase in completed Oncotype tests was partially offset by a decrease in revenues from our GPS test, which was divested on August 2, 2022.
During the three months ended March 31, 2023 and March 31, 2022, revenue recognized from changes in transaction price was $11.7 million and $4.2 million, respectively. The increase to revenue from changes in transaction price is a result of improvements made in our order to cash operations, specifically within our billing systems and processes.
We expect continuing revenue growth for our Cologuard and Oncotype products subject to seasonal variability. We expect revenue from our COVID-19 testing to decline as the pandemic abates and plan to discontinue COVID-19 testing later in the year. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.
Cost of sales (exclusive of amortization of acquired intangible assets). Cost of sales includes costs related to inventory production and usage, shipment of collection kits and tissue samples, royalties and the cost of services to process tests and provide results to healthcare providers. The increase in cost of sales for the three months ended March 31, 2023 is primarily due to an increase in production costs and personnel expenses, which is primarily due to an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. In addition, our production costs and personnel expenses have risen as a result of the inflationary environment discussed above. The increase was partially offset by a reduction in the number of COVID-19 tests completed. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended March 31,
Amounts in millions	2023	2022	Change
Production costs	$92.7	$73.3	$19.4
Personnel expenses	45.0	39.1	5.9
Facility and support services	13.6	17.3	(3.7)
Stock-based compensation	4.9	4.3	0.6
Other cost of sales expenses	0.7	0.7	—
Total cost of sales expense	$156.9	$134.7	$22.2

Research and development expenses. The decrease in research and development expenses for the three months ended March 31, 2023 is primarily due to a decrease in clinical trial related expenses related to our BLUE-C clinical trial after enrollment for the study was completed in December 2022. The decrease was offset by an increase in personnel expenses, stock-based compensation, and facility and support services due to an increase in headcount and other resources needed to support our ongoing clinical trials. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended March 31,
Amounts in millions	2023	2022	Change
Personnel expenses	$43.7	$35.5	$8.2
Direct research and development	23.3	45.0	(21.7)
Facility and support services	14.6	9.6	5.0
Stock-based compensation	9.7	9.6	0.1
Other research and development	2.5	1.2	1.3
Professional fees	1.6	1.3	0.3
Total research and development expenses	$95.4	$102.2	$(6.8)
Sales and marketing expenses. The decrease in sales and marketing expenses for the three months ended March 31, 2023 was primarily due to a decrease in personnel expenses as a result of a decrease in headcount and in direct marketing costs and professional fees. The decrease in personnel expenses was due to minor restructuring of the sales force to reduce overlap and increase productivity. The decrease in direct marketing costs and professional fees was related to our promotion agreement with Pfizer Inc. (“Pfizer”), which ended in the third quarter of 2022. In addition, there was a decrease in facility and support services due to fewer costs incurred on commercial related information technology projects. We expect sales and marketing expenses in 2023 to be remain below 2022 levels due to improved efficiency from our commercial organization. We expect sales and marketing expenses to continue decreasing as a percentage of revenue over time as our Cologuard and Oncotype testing services grow and we make new tests available.

	Three Months Ended March 31,
Amounts in millions	2023	2022	Change
Personnel expenses	$110.3	$122.9	$(12.6)
Direct marketing costs	47.3	64.3	(17.0)
Stock-based compensation	12.7	15.0	(2.3)
Professional and legal fees	11.0	18.2	(7.2)
Facility and support services	4.5	10.5	(6.0)
Other sales and marketing expenses	1.2	1.3	(0.1)
Total sales and marketing expenses	$187.0	$232.2	$(45.2)

General and administrative expenses. The increase in general and administrative expenses for the three months ended March 31, 2023 is primarily due to an increase in professional and legal fees as a result of our civil investigative demand with the U.S. Department of Justice (“DOJ”) as further described in Note 14 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The increase in other general and administrative expenses is primarily due to a decrease in the gain recorded for the three months ended March 31, 2023 as a result of the change in fair value of our outstanding contingent consideration as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, facility and support services increased to support the growth in our operations. We expect significant leverage in general and administrative expenses going forward, but expenses will generally continue to increase in future periods due to an increase in headcount that will be necessary to support the growth in our existing and pipeline products.

	Three Months Ended March 31,
Amounts in millions	2023	2022	Change
Personnel expenses	$98.4	$100.5	$(2.1)
Professional and legal fees	47.1	26.9	20.2
Facility and support services	42.8	31.7	11.1
Stock-based compensation	21.8	23.5	(1.7)
Other general and administrative	7.2	(12.8)	20.0
Total general and administrative expenses	$217.3	$169.8	$47.5
Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased to $22.9 million for the three months ended March 31, 2023 compared to $24.7 million for the three months ended March 31, 2022. The decrease is primarily due to reduced amortization on the intangible asset that was disposed of with the sale of the GPS test in August 2022. This was partially offset by amortization of the intangible asset acquired as part of our acquisition of OmicEra Diagnostics, GmbH in May 2022.
Impairment of long-lived assets. Impairment of long-lived assets increased to $0.1 million for the three months ended March 31, 2023 compared to zero for the three months ended March 31, 2022. The impairment charge recorded for the three months ended March 31, 2023 related to a building lease on a domestic facility.
Investment income (loss), net. For the three months ended March 31, 2023, we had net investment income of $0.5 million, compared to net investment loss of $1.5 million for the three months ended March 31, 2022. The net investment income for the three months ended March 31, 2023 was primarily due to gains on recorded on our marketable securities. Net investment loss for the three months ended March 31, 2022 was primarily due to losses recorded on our equity securities.
Interest income (expense), net. Net interest income was $4.1 million for the three months ended March 31, 2023 compared to interest expense of $4.5 million for the three months ended March 31, 2022. Net interest income for the three months ended March 31, 2023 was due to a net gain on settlement of convertible notes of $10.3 million, which was partially offset by interest expense recorded on our outstanding convertible notes of $4.8 million. Interest expense recorded from our outstanding convertible notes totaled $4.0 million during the three months ended March 31, 2022. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax expense was $1.7 million for the three months ended March 31, 2023 compared to a benefit of $2.0 million for the three months ended March 31, 2022. Income tax expense for the three months ended March 31, 2023 is primarily related to current foreign and state tax expense.

Liquidity and Capital Resources
Overview
We have incurred losses and negative cash flows from operations since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at March 31, 2023, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. PNC Bank, National Association has issued letters of credit totaling $4.4 million, which reduces the amount available for cash advances under the line of credit to $145.6 million. As of March 31, 2023, we had not drawn any funds under the Revolver. In addition to the Revolver, we have access to $150.0 million under an accounts receivable securitization facility (the “Securitization Facility”), which expires in June 2024. The amount that we may borrow is determined based on the amount of qualifying accounts receivable at a given point in time. The Securitization Facility is collateralized by our accounts receivables. As of March 31, 2023, we had $50.0 million outstanding under the Securitization Facility, which is the minimum amount that we must borrow under the terms of the Securitization Facility. The Revolver and Securitization Facility are further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2023, we had approximately $421.4 million in unrestricted cash and cash equivalents and approximately $277.3 million in marketable securities.
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
Cash Flows

	Three Months Ended March 31,
Amounts In millions	2023	2022
Net cash used in operating activities	$(38.2)	$(173.8)
Net cash provided by investing activities	82.9	45.6
Net cash provided by financing activities	133.6	2.7

Operating activities
The cash used in operating activities for the three months ended March 31, 2023 was primarily to fund our net loss. The decrease in our net loss was primarily due to an increase in revenue, which was primarily driven by an increase in the number of completed Cologuard and Oncotype tests. The decrease in cash used for the three months ended March 31, 2023 was also due to a decrease in certain of our operating expenses as a result of cost saving measures implemented in the second half of 2022 and timing of payments on our accounts payable and accrued expenses, which was partially offset by an increase in cost of sales to support the increase in completed Cologuard and Oncotype tests.
Investing activities
Cash provided by investing activities for the three months ended March 31, 2023 was primarily due to a net cash inflow from purchases, sales, maturities of marketable securities of $112.7 million which was partially offset by purchases of property and equipment of $29.4 million and investments in privately held companies of $0.4 million. Cash provided by investing activities for the three months ended March 31, 2022 was primarily due to a net cash inflow from purchases, sales, and maturities of marketable securities of $80.4 million, which was partially offset by purchases of property and equipment of $33.6 million, and investments in privately held companies of $1.2 million.
Financing activities
The cash provided by financing activities during the three months ended March 31, 2023 consisted of proceeds of $138.0 million from the issuance of convertible notes and $1.0 million from the exercise of stock options, which was partially offset by cash outflows of $5.3 million for other financing activities. The cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds of $4.3 million from the exercise of stock options, which was partially offset by $1.5 million for other financing activities.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2022 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2022 Form 10-K.
In February 2023, we entered into a privately negotiated exchange and purchase agreement with a single holder of certain of our convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). We issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. In addition, in March 2023 we entered into a privately negotiated exchange agreement with two holders of certain of the our convertible notes due in 2025 (the “2025 Notes”). We issued the holder $73.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (collectively, the “2030 Notes”) in exchange for $65.8 million of aggregate principal of 2025 Notes. The 2030 Notes will mature on March 1, 2030 and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2023. The outstanding aggregate principal of all our convertible notes was $2.34 billion as of March 31, 2023. Refer to Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
As of the date of this Quarterly Report on Form 10-Q, amounts accrued for legal proceedings and regulatory matters were not material except for the amounts accrued related to the Medicare Date of Service Rule Investigation, discussed further in Note 14 to our condensed consolidated financial statements. Based on the our review and analysis of the DOJ presentation, ongoing discussions held with the DOJ, the civil damages estimate and range of potential exposure, we have recorded an accrual of approximately $29 million as of March 31, 2023. The recorded accrual of $29 million is based on several factors, considerations, and judgements, and the ultimate resolution of this matter could result in a material loss in excess of the recorded accrual.
Other than the matters described above, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the three months ended March 31, 2023.
As of March 31, 2023, we had no off-balance sheet arrangements.

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
For a discussion of our critical accounting policies and estimates, refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2022 Form 10-K.
Recent Accounting Pronouncements
See Note 1 of our condensed consolidated financial statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of March 31, 2023 and December 31, 2022 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of March 31, 2023, we had $50.0 million in outstanding variable rate debt. Based on a hypothetical 100 basis point increase in market interest rates, annual interest expense on variable rate debt as of March 31, 2023 would increase by approximately $0.5 million. If we were to draw down additional amounts under either our Revolving Loan or Securitization Facility, the impact of increases in prevailing market interest rates would be even greater. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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

We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2023, we had open foreign currency forward contracts with notional amounts of $29.2 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2022 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2022 Form 10-K.
Our business is affected by macroeconomic conditions.
Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, we experienced inflationary pressures in 2022 and expect such pressures to continue in 2023. Cost inflation, including increases in raw material prices, labor rates, and transportation costs may impact our profitability. Our ability to recover these cost increases through price increases is significantly limited by the process by which we are reimbursed for our products and services by government and private payers. The volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments or access our cash and cash equivalents in order to fund our operations. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership followed by First Republic Bank on May 1, 2023. While we do not maintain deposits with these particular institutions, we do maintain deposits in excess of federally insured limits at other financial institutions as a part of doing business that could be at risk if another similar event were to occur. Our ongoing cash management strategy is to maintain diversity in our deposit accounts at multiple financial institutions, but there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash and cash equivalents may be threatened which could have a material adverse effect on our business and financial condition.
Increasing interest rates, reduced access to capital markets, and the failure of financial institutions could also adversely affect the ability of our suppliers, distributors, licensors, collaborators, contract manufacturers and other commercial partners to remain effective business partners or to remain in business. The loss of a critical business partner, or a failure to perform by a critical business partner, could have a disruptive effect on our business and could adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Given the Company’s rapid growth, focus on profitability, and expanded leadership team, beginning May 9, 2023, Jeffrey Elliott will focus on leadership of the Company’s finance, accounting and analytics functions, in addition to other responsibilities assigned to him from time to time. Mr. Elliott will continue as the Company’s principal financial officer and principal accounting officer and hold the title of Executive Vice President and Chief Financial Officer. His chief operating officer responsibilities will be distributed across our expanded leadership, as a natural step in the Company’s evolution.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Sixth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.1)	1/28/2022	001-35092

4.2	Fourth Supplemental Indenture, dated March 1, 2023, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.00% Convertible Senior Notes due 2030).		8-K (Exhibit 4.2)	3/1/2023	001-35092

10.1*	The Registrant's Equity Award, Death, Disability and Retirement Policy		10-K (Exhibit 10.32)	2/21/2023	001-35092

10.2*	The Registrant's 2010 Employee Stock Purchase Plan (as amended and restated March 22, 2023)	X

10.3*	The Registrant's Non-Employee Director Compensation Policy dated January 24, 2023	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended March 31, 2023 filed on May 9, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended March 31, 2023, filed with the Securities and Exchange Commission on May 9, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 9, 2023	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)