Form 10-Q
period 2023-06-30
EXACT SCIENCES CORP
filed 2023-08-01
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023, the registrant had 180,665,327 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$604,363	$242,493
Marketable securities	171,349	389,564
Accounts receivable, net	178,317	158,043
Inventory	130,770	118,259
Prepaid expenses and other current assets	89,129	73,898
Total current assets	1,173,928	982,257
Long-term Assets:
Property, plant and equipment, net	686,602	684,756
Operating lease right-of-use assets	148,690	167,003
Goodwill	2,346,248	2,346,040
Intangible assets, net	1,910,559	1,956,240
Other long-term assets, net	89,536	90,577
Total assets	$6,355,563	$6,226,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,080	$74,916
Accrued liabilities	299,586	299,216
Operating lease liabilities, current portion	29,872	28,366
Debt, current portion	50,000	—
Other current liabilities	33,519	10,249
Total current liabilities	488,057	412,747
Long-term liabilities:
Convertible notes, net	2,311,567	2,186,106
Long-term debt, less current portion	—	50,000
Other long-term liabilities	330,816	352,459
Operating lease liabilities, less current portion	168,501	182,399
Total liabilities	3,298,941	3,183,711
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—180,545,663 and 177,925,631 shares at June 30, 2023 and December 31, 2022	1,806	1,780
Additional paid-in capital	6,475,742	6,311,644
Accumulated other comprehensive loss	(723)	(5,236)
Accumulated deficit	(3,420,203)	(3,265,026)
Total stockholders’ equity	3,056,622	3,043,162
Total liabilities and stockholders’ equity	$6,355,563	$6,226,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$622,093	$521,640	$1,224,543	$1,008,211

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	156,991	144,600	313,857	279,305
Research and development	104,095	106,083	199,514	208,331
Sales and marketing	176,490	215,922	363,454	448,103
General and administrative	237,965	181,672	455,260	351,442
Amortization of acquired intangible assets	22,929	26,356	45,857	51,010
Impairment of long-lived assets	552	6,591	621	6,591
Total operating expenses	699,022	681,224	1,378,563	1,344,782
Loss from operations	(76,929)	(159,584)	(154,020)	(336,571)

Other income (expense)
Investment income (loss), net	4,828	(3,719)	5,318	(5,206)
Interest expense	(7,818)	(4,511)	(3,711)	(8,989)
Total other income (expense)	(2,990)	(8,230)	1,607	(14,195)

Net loss before tax	(79,919)	(167,814)	(152,413)	(350,766)

Income tax benefit (expense)	(1,107)	1,751	(2,764)	3,766

Net loss	$(81,026)	$(166,063)	$(155,177)	$(347,000)

Net loss per share—basic and diluted	$(0.45)	$(0.94)	$(0.87)	$(1.98)

Weighted average common shares outstanding—basic and diluted	180,204	176,364	179,393	175,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(81,026)	$(166,063)	$(155,177)	$(347,000)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	937	(1,488)	3,904	(6,455)
Foreign currency translation adjustment	59	(510)	609	(747)
Comprehensive loss	$(80,030)	$(168,061)	$(150,664)	$(354,202)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2023	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options	88,228	1	963	—	—	964
Issuance of common stock to fund the Company’s 2022 401(k) match	517,215	5	35,072	—	—	35,077
Compensation expense related to issuance of stock options and restricted stock awards	1,299,071	13	49,126	—	—	49,139
Net loss	—	—	—	—	(74,151)	(74,151)
Other comprehensive income	—	—	—	3,517	—	3,517
Balance, March 31, 2023	179,830,145	$1,799	$6,396,805	$(1,719)	$(3,339,177)	$3,057,708
Exercise of common stock options	36,728	1	851	—	—	852
Issuance of common stock to fund the Company’s 2022 401(k) match	335	—	23	—	—	23
Compensation expense related to issuance of stock options and restricted stock awards	134,002	1	61,724	—	—	61,725
Purchase of employee stock purchase plan shares	544,453	5	16,339	—	—	16,344
Net loss	—	—	—	—	(81,026)	(81,026)
Other comprehensive income	—	—	—	996	—	996
Balance, June 30, 2023	180,545,663	$1,806	$6,475,742	$(723)	$(3,420,203)	$3,056,622

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2022	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	485,537	5	4,277	—	—	4,282
Compensation expense related to issuance of stock options and restricted stock awards	1,391,797	14	52,427	—	—	52,441
Other	7	—	(7)	—	—	(7)
Net loss	—	—	—	—	(180,937)	(180,937)
Other comprehensive loss	—	—	—	(5,204)	—	(5,204)
Balance, March 31, 2022	175,551,408	$1,757	$6,085,558	$(6,647)	$(2,822,457)	$3,258,211
Exercise of common stock options	84,485	1	742	—	—	743
Issuance of common stock to fund the Company’s 2021 401(k) match	391,129	4	29,198	—	—	29,202
Compensation expense related to issuance of stock options and restricted stock awards	183,095	2	58,930	—	—	58,932
Issuance of common stock for business combinations	265,186	2	14,788	—	—	14,790
Purchase of employee stock purchase plan shares	326,131	3	15,526	—	—	15,529
Net loss	—	—	—	—	(166,063)	(166,063)
Other comprehensive loss	—	—	—	(1,998)	—	(1,998)
Balance, June 30, 2022	176,801,434	$1,769	$6,204,742	$(8,645)	$(2,988,520)	$3,209,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(155,177)	$(347,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,325	48,498
Unrealized loss on equity investments	10,099	4,247
Deferred tax expense (benefit)	672	(4,940)
Stock-based compensation	110,864	111,373
Realized gain on non-marketable investment	(5,358)	—
Gain on settlements of convertible notes, net	(10,324)	—
Amortization of acquired intangible assets	45,857	51,010
Impairment of long-lived assets	621	6,591
Remeasurement of contingent consideration	(4,687)	(51,759)
Non-cash lease expense	13,777	17,281
Other	3,965	5,079
Changes in assets and liabilities:
Accounts receivable, net	(20,492)	30,632
Inventory, net	(12,531)	(10,178)
Operating lease liabilities	(12,766)	(10,668)
Accounts payable and accrued liabilities	48,754	(79,339)
Other assets	(9,624)	(4,166)
Other liabilities	4,234	(1,331)
Net cash provided by (used in) operating activities	62,209	(234,670)
Cash flows from investing activities:
Purchases of marketable securities	(50,656)	(79,110)
Maturities and sales of marketable securities	270,825	269,310
Purchases of property, plant and equipment	(64,081)	(96,949)
Business combination, net of cash acquired	—	685
Investments in privately held companies	(6,173)	(26,667)
Other investing activities	(500)	(49)
Net cash provided by investing activities	149,415	67,220
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,816	5,025
Proceeds in connection with the Company’s employee stock purchase plan	16,344	15,529
Proceeds from accounts receivable securitization facility	—	50,000
Proceeds from issuance of convertible notes	137,976	—
Other financing activities	(6,499)	(4,407)
Net cash provided by financing activities	149,637	66,147
Effects of exchange rate changes on cash and cash equivalents	609	(747)
Net increase (decrease) in cash, cash equivalents and restricted cash	361,870	(102,050)
Cash, cash equivalents and restricted cash, beginning of period	242,790	315,768
Cash, cash equivalents and restricted cash, end of period	$604,660	$213,718

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$7,850	$34,604
Supplemental disclosure of cash flow information:
Interest paid	$7,385	$5,133
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$604,363	$213,421
Restricted cash — included in prepaid expenses and other current assets	297	297
Total cash, cash equivalents and restricted cash	$604,660	$213,718
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
Significant Accounting Policies
During the six months ended June 30, 2023, there were no changes to the Company’s significant accounting policies as described in the Company’s 2022 Form 10-K.
Recent Accounting Pronouncements
The Company did not adopt any accounting standards updates (“ASU”) released by the Financial Accounting Standards Board (“FASB”) during the three and six months ended June 30, 2023. In addition, there are no ASUs not yet adopted that are expected to impact the Company.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2023	2022
Shares issuable upon conversion of convertible notes	23,231	20,309
Shares issuable upon the release of restricted stock awards	6,590	5,772
Shares issuable upon the release of performance share units	1,569	992
Shares issuable upon exercise of stock options	1,366	1,683
Shares issuable in connection with acquisitions	—	45
	32,756	28,801

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Screening
Medicare Parts B & C	$176,016	$135,252	$347,746	$249,007
Commercial	245,748	181,186	478,781	342,866
Other	41,023	37,456	79,455	68,543
Total Screening	462,787	353,894	905,982	660,416
Precision Oncology
Medicare Parts B & C	$47,588	$52,621	$94,969	$105,186
Commercial	46,212	45,940	91,144	92,002
International	35,586	28,341	72,854	57,784
Other	27,788	27,093	53,639	51,643
Total Precision Oncology	157,174	153,995	312,606	306,615
COVID-19 Testing	$2,132	$13,751	$5,955	$41,180
Total	$622,093	$521,640	$1,224,543	$1,008,211
Screening revenue primarily includes laboratory service revenue from Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while Precision Oncology revenue includes laboratory service revenue from global Oncotype products and therapy selection products.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. The Company recognized revenue from a change in transaction price of $7.4 million and $7.1 million for the three months ended June 30, 2023 and 2022, respectively. The Company recognized revenue from a change in transaction price of $19.1 million and $11.3 million for the six months ended June 30, 2023 and 2022, respectively.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not material as of June 30, 2023 and December 31, 2022.
Revenue recognized for the three and six months ended June 30, 2023 and 2022 that was included in the deferred revenue balance at the beginning of the period was not material.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents
Cash and money market	$555,984	$178,168
Cash equivalents	48,379	64,325
Total cash and cash equivalents	604,363	242,493
Marketable securities
Available-for-sale debt securities	$168,753	$384,415
Equity securities	2,596	5,149
Total marketable securities	171,349	389,564
Total cash, cash equivalents and marketable securities	$775,712	$632,057
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at June 30, 2023, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$45,038	$—	$—	$45,038
U.S. government agency securities	3,341	—	—	3,341
Total cash equivalents	48,379	—	—	48,379
Marketable securities
Corporate bonds	$62,832	$2	$(560)	$62,274
U.S. government agency securities	61,176	—	(301)	60,875
Asset backed securities	28,863	5	(531)	28,337
Commercial paper	17,267	—	—	17,267
Total marketable securities	170,138	7	(1,392)	168,753
Total available-for-sale securities	$218,517	$7	$(1,392)	$217,132
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (loss) (“AOCI”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2022, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$63,021	$—	$—	$63,021
U.S. government agency securities	1,304	—	—	1,304
Total cash equivalents	64,325	—	—	64,325
Marketable securities
U.S. government agency securities	$228,012	$—	$(2,789)	$225,223
Corporate bonds	116,318	20	(1,667)	114,671
Asset backed securities	45,374	2	(855)	44,521
Total marketable securities	389,704	22	(5,311)	384,415
Total available-for-sale securities	$454,029	$22	$(5,311)	$448,740
______________
(1)There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at June 30, 2023:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Commercial paper	$45,038	$45,038	$—	$—
U.S. government agency securities	3,341	3,341	—	—
Total cash equivalents	48,379	48,379	—	—
Marketable securities
U.S. government agency securities	$53,532	$53,300	$7,644	$7,575
Corporate bonds	44,694	44,236	18,138	18,038
Commercial Paper	17,267	17,267	—	—
Asset backed securities	1,080	1,076	27,783	27,261
Total marketable securities	116,573	115,879	53,565	52,874
Total available-for-sale securities	$164,952	$164,258	$53,565	$52,874

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of June 30, 2023 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$39,460	$(178)	$21,812	$(382)	$61,272	$(560)
U.S. government agency securities	36,956	(223)	23,919	(78)	60,875	(301)
Asset backed securities	12,040	(62)	14,262	(469)	26,302	(531)
Total available-for-sale securities	$88,456	$(463)	$59,993	$(929)	$148,449	$(1,392)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2023 and December 31, 2022 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income (loss), net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not material for the three and six months ended June 30, 2023 and 2022.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$63,574	$61,207
Semi-finished and finished goods	67,196	57,052
Total inventory	$130,770	$118,259

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	June 30, 2023	December 31, 2022
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	208,710	200,588
Land improvements	15 years	6,613	6,417
Buildings	30 - 40 years	290,692	288,941
Computer equipment and computer software	3 years	155,239	142,896
Laboratory equipment	3 - 10 years	261,187	246,344
Furniture and fixtures	3 - 10 years	36,072	34,047
Assets under construction	n/a	83,538	68,398
Property, plant and equipment, at cost		1,046,767	992,347
Accumulated depreciation		(360,165)	(307,591)
Property, plant and equipment, net		$686,602	$684,756
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended June 30, 2023 and 2022 was $27.5 million and $25.5 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $54.3 million and $48.5 million, respectively.
At June 30, 2023, the Company had $83.5 million of assets under construction, which consisted of $59.9 million in laboratory equipment, $12.4 million in capitalized costs related to software projects, $6.0 million in leasehold and building improvements, and $5.2 million related to buildings. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of June 30, 2023:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at June 30, 2023
Finite-lived intangible assets
Trade name	12.0	$104,000	$(24,278)	$79,722
Customer relationships	7.5	4,000	(667)	3,333
Patents and licenses	4.2	11,542	(8,876)	2,666
Acquired developed technology (1)	7.3	861,650	(286,812)	574,838
Total finite-lived intangible assets		981,192	(320,633)	660,559
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,231,192	$(320,633)	$1,910,559

The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2022:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net balance at December 31, 2022
Finite-lived intangible assets
Trade name	12.5	$104,000	$(20,653)	$83,347
Customer relationships	8.0	4,000	(444)	3,556
Patents and licenses	4.2	11,542	(8,152)	3,390
Acquired developed technology (1)	7.8	861,474	(245,527)	615,947
Total finite-lived intangible assets		981,016	(274,776)	706,240
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,231,016	$(274,776)	$1,956,240
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2023 the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2023 (remaining six months)	$45,856
2024	91,379
2025	90,331
2026	89,271
2027	89,271
Thereafter	254,451
$660,559
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
During the second quarter of 2022, the Company recorded a non-cash, pre-tax impairment loss of $6.6 million related to the acquired developed technology intangible asset acquired as a result of the acquisition of Paradigm Diagnostics, Inc. due to lower than anticipated performance of the underlying product. The impairment is recorded in impairment of long-lived assets in the condensed consolidated statement of operations for the three and six months ended June 30, 2022.
Goodwill
The change in the carrying amount of goodwill for the periods ended June 30, 2023 and December 31, 2022 is as follows:

(In thousands)
Balance, January 1, 2022	$2,335,172
OmicEra acquisition	10,809
PreventionGenetics acquisition adjustment	(58)
Effects of changes in foreign currency exchange rates (1)	117
Balance, December 31, 2022	2,346,040
Effects of changes in foreign currency exchange rates (1)	208
Balance June 30, 2023	$2,346,248
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
There were no impairment losses for the three and six months ended June 30, 2023 and 2022.

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
The following table presents the Company’s fair value measurements as of June 30, 2023 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$555,984	$555,984	$—	$—
Commercial paper	45,038	—	45,038	—
U.S. government agency securities	3,341	—	3,341	—
Restricted cash	297	297	—	—
Marketable securities
Corporate bonds	$62,274	$—	$62,274	$—
U.S. government agency securities	60,875	—	60,875	—
Asset backed securities	28,337	—	28,337	—
Commercial paper	17,267	—	17,267	—
Equity securities	2,596	2,596	—	—
Non-marketable securities	$9,200	$—	$—	$9,200
Liabilities
Contingent consideration	$(302,141)	$—	$—	$(302,141)
Total	$483,068	$558,877	$217,132	$(292,941)
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There have been no changes in valuation techniques or transfers between fair value measurement levels during the three and six months ended June 30, 2023. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
The Company has elected the fair value option under the income approach to measure its non-marketable securities categorized as Level 3 measurements. Gains and losses recorded on non-marketable securities are included in investment income (loss), net in the condensed consolidated statement of operations. The following table provides a reconciliation of the beginning and ending balances of non-marketable securities valued using the fair value option:

(In thousands)	Non-Marketable Securities
Beginning balance, January 1, 2023	$10,065
Purchases of non-marketable securities	5,000
Changes in fair value	(5,865)
Ending balance, June 30, 2023	$9,200
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities as of June 30, 2023 was $302.1 million, of which $18.9 million was recorded in other current liabilities and $283.2 million was recorded in other long-term liabilities. The fair value of the contingent consideration liability as of December 31, 2022 was $306.9 million, which was recorded in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2023	$306,927
Changes in fair value (1)	(4,687)
Payments	(99)
Ending balance, June 30, 2023	$302,141
______________
(1)The change in fair value of the contingent consideration liability was a reduction of $25.1 million and $51.8 million for the three and six months ended June 30, 2022, respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra related to regulatory and product development milestones was $302.1 million and $306.8 million as of June 30, 2023 and December 31, 2022, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 91% as of June 30, 2023 and December 31, 2022, and a weighted average present-value factor of 6.1% and 6.2% as of June 30, 2023 and December 31, 2022, respectively. The projected fiscal year of payment range is from 2024 to 2029. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of the contingent consideration liability related to certain revenue milestones associated with the Biomatrica, Inc. acquisition was not material as of June 30, 2023 and December 31, 2022. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Investments
As of June 30, 2023 and December 31, 2022 the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $34.2 million and $39.8 million, respectively, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets. Since initial recognition of these investments, there have been no material upward or downward adjustments. A realized gain of $5.4 million was recorded during the three and six months ended June 30, 2023 as a result of an investee being acquired in the second quarter of 2023. The Company will collect $9.3 million from the sale in the third quarter of 2023, and the transaction is classified as a non-cash investing activity as of June 30, 2023.
The Company has committed capital to venture capital investment funds (the “Funds”) of $17.5 million, of which $12.5 million remained callable through 2033 as of June 30, 2023. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, were $5.1 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of June 30, 2023 and December 31, 2022 the Company had open foreign currency forward contracts with notional amounts of $32.0 million and $22.3 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at June 30, 2023 and December 31, 2022 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of June 30, 2023. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not material for the three and six months ended June 30, 2023 and 2022.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2023, the eligible borrowing base under the Securitization Facility was $100.2 million of which the Company elected to collateralize $50.0 million. As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance of $50.0 million, which is included in debt, current portion and long-term debt, less current portion, respectively, on the Company’s condensed consolidated balance sheets. The outstanding balance accrues interest at a rate equal to a daily secured overnight financing rate (“SOFR”) rate plus a SOFR adjustment and an applicable margin. The interest rate was 6.71% at June 30, 2023.
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
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of June 30, 2023, the Company is in compliance with all covenants.
In December 2021 and January 2023, PNC issued a letters of credit of $2.9 million and $1.5 million, respectively, which reduced the amount available for cash advances under the line of credit to $145.6 million and $147.1 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of June 30, 2023:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2030 Convertible Notes - 2.000%	$572,993	$(4,705)	$568,288	$792,484	2
2028 Convertible Notes - 0.375%	949,042	(11,768)	937,274	960,905	2
2027 Convertible Notes - 0.375%	563,822	(6,283)	557,539	608,212	2
2025 Convertible Notes - 1.000%	249,172	(706)	248,466	343,381	2

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
Issuances and Settlements
In February 2023, the Company entered into a privately negotiated exchange and purchase agreement with a single holder of certain of the Company’s convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). The Company issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (collectively, the “2030 Notes”) in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. The extinguishment resulted in a gain on settlement of convertible notes of $17.7 million, which is included in interest expense in the condensed consolidated statement of operations for the six months ended June 30, 2023. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
In March 2023, the Company entered into a privately negotiated exchange agreement with two holders of certain of the Company’s convertible notes due in 2025 (the “2025 Notes”). The Company issued the holder $73.0 million aggregate principal amount of 2030 Notes in exchange for $65.8 million of aggregate principal of 2025 Notes. The extinguishment resulted in a loss on settlement of convertible notes of $7.4 million, which is included in interest expense in the condensed consolidated statement of operations for the six months ended June 30, 2023. The loss represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Based on the closing price of the Company’s common stock of $93.90 on June 30, 2023, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2030 Convertible Notes	$4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Debt issuance costs amortization	$1,315	$1,428	$2,692	$2,840
Debt discount amortization	25	37	56	73
Gain on settlements of convertible notes	—	—	(10,324)	—
Coupon interest expense	4,906	2,566	8,260	5,133
Total interest expense (income) on convertible notes	$6,246	$4,031	$684	$8,046

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2030 Convertible Notes	2.12%	—%	2.10%	—%
2028 Convertible Notes	0.64%	0.64%	0.63%	0.64%
2027 Convertible Notes	0.67%	0.67%	0.67%	0.67%
2025 Convertible Notes	1.18%	1.18%	1.18%	1.18%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 1.55, 3.71, 4.67, and 6.67 years for the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively.

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
Mayo Foundation for Medical Education and Research
In June 2009, the Company entered into a license agreement with the Mayo Foundation for Medical Education and Research (“Mayo”). The Company’s license agreement with Mayo was most recently amended and restated in September 2020. Under the license agreement, Mayo granted the Company an exclusive, worldwide license to certain Mayo patents and patent applications, as well as a non-exclusive, worldwide license with regard to certain Mayo know-how. The scope of the license covers any screening, surveillance or diagnostic test or tool for use in connection with any type of cancer, pre-cancer, disease or condition.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.2 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. The Company incurred charges of $2.5 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
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
Translational Genomics Research Institute
In January 2021, the Company entered into a worldwide exclusive license to the proprietary Targeted Digital Sequencing (“TARDIS”) technology from Translational Genomics Research Institute (“TGen”), an affiliate of City of Hope. Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. Under the agreement, the Company is obligated to make milestone payments to TGen of $10.0 million and $35.0 million upon achieving cumulative product revenue related to MRD detection and/or treatment totaling $100.0 million and $250.0 million, respectively. These payments are contingent upon achievement of these cumulative revenues on or before December 31, 2030. The Company will record the sales milestones once achievement is deemed probable.

Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s molecular residual disease (“MRD”) testing. The Company accounted for this transaction as an asset acquisition. In connection with the asset acquisition, the Company paid $0.5 million upfront in cash, which was recorded to research and development expense in the condensed consolidated statement of operations as the asset was deemed to be incomplete and had no alternative future use at the time of acquisition. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred a charge of $2.5 million and $5.0 million for the service fee during the three and six months ended June 30, 2022, respectively. The Company incurred charges of $27.1 million and $65.5 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three and six months ended June 30, 2022, respectively. All services provided by Pfizer under the November 2021 Amendment ended in the third quarter of 2022, and there were no payments made or charges incurred during the three and six months ended June 30, 2023.

(12) STOCKHOLDERS’ EQUITY
OmicEra Acquisition Stock Issuance
In May 2022, the Company completed its acquisition of OmicEra. In connection with the acquisition, which is further described in Note 16, the Company issued 0.3 million shares of the Company's common stock that had a fair value of $14.8 million.
Changes in Accumulated Other Comprehensive Income (Loss)
The amounts recognized in AOCI for the six months ended June 30, 2023 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
Other comprehensive loss before reclassifications	609	1,051	1,660
Amounts reclassified from accumulated other comprehensive loss	—	2,853	2,853
Net current period change in accumulated other comprehensive loss	609	3,904	4,513
Balance at June 30, 2023	$662	$(1,385)	$(723)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and six months ended June 30, 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts recognized in AOCI for the six months ended June 30, 2022 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$23	$(1,466)	$(1,443)
Other comprehensive loss before reclassifications	(747)	(6,551)	(7,298)
Amounts reclassified from accumulated other comprehensive income	—	96	96
Net current period change in accumulated other comprehensive loss	(747)	(6,455)	(7,202)
Balance at June 30, 2022	$(724)	$(7,921)	$(8,645)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the six months ended June 30, 2022.
Amounts reclassified from AOCI for the six months ended June 30, 2023 and 2022 were as follows:

	Affected Line Item in the Statements of Operations	Six Months Ended June 30,
Details about AOCI Components (In thousands)		2023	2022
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (loss), net	$2,853	$96
Total reclassifications		$2,853	$96

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
In February 2023, the Company adopted the Equity Award Death, Disability and Retirement Policy (the “Policy”) as further described in Item 9B of the Company’s 2022 Form 10-K. The terms of the Policy will result in the recognition of expense on an accelerated basis for retirement-eligible participants for restricted stock units only. The Policy was considered a modification to outstanding awards with no impact to fair value. The accelerated stock-based compensation expense recorded as a result of the modification was not material and is being recognized over the period from the date of modification to the date in which each participant becomes retirement-eligible.
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with its restricted stock and restricted stock unit awards, performance share units, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $61.7 million and $58.9 million in stock-based compensation expense during the three months ended June 30, 2023 and 2022, respectively. The Company recorded $110.9 million and $111.4 million in stock-based compensation expense during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, there was approximately $447.2 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.7 years.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2023	1,517,876	$44.82	4.7
Exercised	(124,988)	14.53
Forfeited	(27,289)	93.89
Outstanding, June 30, 2023	1,365,599	$46.61	4.2	$65,580
Vested and expected to vest, June 30, 2023	1,365,599	$46.61	4.2	$65,580
Exercisable, June 30, 2023	1,304,504	$44.33	4.1	$65,438
______________
(1)The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $7.0 million and $32.5 million, respectively, determined as of the date of exercise.
The Company received approximately $1.8 million and $5.0 million from stock option exercises during the six months ended June 30, 2023 and 2022, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and restricted stock unit activity during the six months ended June 30, 2023 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2023	5,254,709	$89.29
Granted	3,191,777	60.94
Released (2)	(1,428,146)	91.65
Forfeited	(428,282)	74.85
Outstanding, June 30, 2023	6,590,058	$73.30
______________
(1)The weighted average grant date fair value of the restricted stock units granted during the six months ended June 30, 2022 was $74.52.
(2)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $130.5 million and $122.4 million during the six months ended June 30, 2023 and 2022, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones. In addition, certain of the performance-based equity awards include a market condition.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of performance share unit activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2023	967,846	$102.58
Granted	749,459	79.17
Released (3)	(12,284)	78.32
Forfeited	(135,886)	87.32
Outstanding, June 30, 2023	1,569,135	$92.46
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of June 30, 2023 was 671,610.
(2)The weighted average grant date fair value of the performance share units granted during the six months ended June 30, 2022 was $92.05.
(3)The fair value of performance share units vested and converted to shares of the Company’s common stock was $1.0 million and $27.2 million for the six months ended June 30, 2023 and 2022, respectively.
Employee Stock Purchase Plan (“ESPP”)
The fair value of ESPP shares is based on the assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ESPP Shares
Risk-free interest rates	4.68%	1.49% - 2.73%	4.68%	1.49% - 2.73%
Expected term (in years)	1.25	0.5 - 2	1.25	0.5 - 2
Expected volatility	67.30%	50.94% - 60.34%	67.30%	50.94% - 60.34%
Dividend yield	—%	—%	—%	—%

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,093	$15,899
Operating cash flows from finance leases	342	56
Finance cash flows from finance leases	1,561	2,845
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$(5,375)	$22,158
Right-of-use assets obtained in exchange for new finance lease liabilities	2,670	6,033
Weighted-average remaining lease term - operating leases (in years)	7.20	7.33
Weighted-average remaining lease term - finance leases (in years)	3.04	3.64
Weighted-average discount rate - operating leases	6.41%	6.11%
Weighted-average discount rate - finance leases	7.03%	6.09%
______________
(1)For the six months ended June 30, 2023, this includes reductions of $8.6 million on the carrying value of the right-of-use assets held due to a reduction of the expected lease term.
As of June 30, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases are $148.7 million and $167.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company has outstanding operating lease obligations of $198.4 million, of which $29.9 million is reported in operating lease liabilities, current portion and $168.5 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding operating lease obligations of $210.8 million, of which $28.4 million is reported in operating lease liabilities, current portion and $182.4 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, the Company’s right-of-use assets from finance leases are $10.9 million and $10.2 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company has outstanding finance lease obligations of $11.5 million, of which $3.8 million is reported in other current liabilities and $7.7 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding finance lease obligations of $10.6 million, of which $3.2 million is reported in other current liabilities and $7.4 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

Legal Matters
The Company accrues costs for certain legal proceedings and regulatory matters to the extent that it determines an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. While such accrued costs reflect the Company’s best estimate of the probable loss for such matters, the recorded amounts may differ materially from the actual amount of any such losses. In some cases, no estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made because of the inherently unpredictable nature of legal and regulatory proceedings, which may be exacerbated by various factors, including but not limited to, that they may involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or legal uncertainties; involve disputed facts; represent a shift in regulatory policy; involve a large number of parties, claimants or regulatory bodies; are in the early stages of the proceedings; involve a number of separate proceedings and/or a wide range of potential outcomes; or result in a change of business practices.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of the date of this Quarterly Report on Form 10-Q, amounts accrued for legal proceedings and regulatory matters were not material except for the amounts accrued related to the matters discussed below. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.
The Company has reached an agreement in principle with the United States, acting through the Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services, to resolve the previously disclosed civil investigation concerning Genomic Health’s compliance with the Medicare Date of Service billing regulations (the “DOS Rule Matter”). Under the terms of the agreement in principle, the Company has agreed to pay $32.5 million plus interest to accrue at the rate of 3.875% per annum to resolve the United States’ alleged civil claims concerning the DOS Rule Matter, subject to negotiation of final terms, approval by the parties and the execution of a definitive settlement agreement. In connection with the agreement in principle, the Company recorded an accrual of $32.5 million, plus legal fees, which is included within accrued expenses on the condensed consolidated balance sheet, as of June 30, 2023. The accrual amount is based on several factors, considerations, and judgments, and the ultimate resolution of this matter could result in a material loss in excess of the recorded accrual.
On June 24, 2019, Niles Rosen M.D. filed a sealed ex parte qui tam lawsuit against the Company in the United States District Court for the Middle District of Florida, that alleged a violation of the Federal Anti-Kickback Statute and False Claims Act for offering gift cards to patients in exchange for returning the Cologuard screening test (the “Qui Tam Suit”). Dr. Rosen seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On February 25, 2020, the Company received a civil investigative demand by the DOJ related to the Company’s gift card program. The Company produced documents in response thereto. On March 25, 2021, the DOJ filed a notice of its election to decline intervention in the Qui Tam Suit. This election did not prevent Dr. Rosen from continuing the Qui Tam Suit. On April 12, 2021, Dr. Rosen filed an amended complaint against the Company, alleging violations of the Federal Anti-Kickback Statute and False Claims Act. The Company first learned of the Qui Tam Suit and the DOJ’s election to decline intervention in July 2021. On June 28, 2023, the Company and Dr. Rosen reached an agreement in principle to settle the claims Dr. Rosen asserted and to resolve the Company’s claim for attorney’s fees, expenses, and costs. The agreement in principle contemplates the Company making a payment of $13.8 million, plus legal fees and is subject to negotiation of final terms, approval by the parties and the execution of a definitive settlement agreement. In connection with the agreement in principle, the Company recorded an accrual of $13.8 million, plus legal fees, which is included within accrued expenses on the condensed consolidated balance sheet, as of June 30, 2023. The accrual amount is based on several factors, conditions, and judgments, and the ultimate resolution of this matter could result in a material loss in excess of the recorded accrual.
If the Company is unable to settle the DOS Rule Matter and the Qui Tam Suit as contemplated, adverse outcomes from the matters could include the Company being required to pay treble damages, incur civil and criminal penalties, pay attorneys’ fees, enter into corporate integrity agreements, exclusion from participation in government healthcare programs, including Medicare and Medicaid, and other adverse actions that could materially affect the Company’s business, financial condition, and results of operation.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of June 30, 2023, the Company has earned $11.0 million of the refundable tax credits under the Amended WEDC Agreement and received payment of $1.7 million from the WEDC. The unpaid portion is $9.3 million, of which $3.8 million is reported in prepaid expenses and other current assets and $5.5 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur.
During the three months ended June 30, 2023 and 2022, the Company recorded $0.8 million and zero respectively, as a reduction to operational expenses for the credits earned for job creation. During the six months ended June 30, 2023 and 2022, the Company recorded $2.0 million and $1.0 million respectively, as a reduction to operational expenses for the credits earned for job creation.

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
Refer to the Company’s 2022 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and six months ended June 30, 2023, there were no changes to the purchase price and purchase price allocation, and the measurement period has closed.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Refer to the Company’s 2022 Form 10-K for detailed disclosures on the divestiture, including the fair value of the consideration received, carrying value of the intangible asset sold, and terms of the revenue-based contingent consideration included in the asset purchase agreement. As of June 30, 2023, the contingent consideration remains fully constrained.

(17) SEGMENT INFORMATION
Management determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services allowing healthcare providers and patients to make individualized treatment decisions. Management assessed the financial information routinely reviewed by the Company's Chief Operating Decision Maker, its President and Chief Executive Officer, to monitor the Company's operating performance and support decisions regarding allocation of resources to its operations. Performance is continuously monitored at the consolidated level to timely identify deviations from expected results.
The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
United States	$586,507	$493,299	$1,151,689	$950,427
Outside of United States	35,586	28,341	72,854	57,784
Total revenues	$622,093	$521,640	$1,224,543	$1,008,211
Long-lived assets located in countries outside of the United States are not significant.

(18) INCOME TAXES
The Company recorded income tax expense of $1.1 million for the three months ended June 30, 2023 and a benefit of $1.8 million for the three months ended June 30, 2022. The Company recorded income tax expense of $2.8 million for the six months ended June 30, 2023 and a benefit of $3.8 million for the six months ended June 30, 2022. The Company’s income tax expense recorded during the three and six months ended June 30, 2023 is primarily related to current foreign and state tax expense. A deferred tax liability of $19.8 million and $19.7 million was recorded as of June 30, 2023 and December 31, 2022, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $31.1 million and $28.3 million of unrecognized tax benefits at June 30, 2023 and December 31, 2022, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of June 30, 2023, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2023, and to state income tax examinations for the tax years 2000 through 2023. No interest or penalties related to income taxes have been accrued or recognized as of June 30, 2023.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; expectations for development of new or improved products and services and their impact on patients; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; our reliance upon certain suppliers, including suppliers that are the sole source of certain products; the willingness of health insurance companies and other payers to cover our products and services and adequately reimburse us for such products and services; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities;our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness; the potential effects of changing macroeconomic conditions, including the effects of inflation and interest rate and foreign currency exchange rate fluctuations and any such efforts to hedge such effects; our ability to efficiently and flexibly manage our business amid uncertainties related to the coronavirus (“COVID-19”) pandemic; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations or the divestiture of business operations will be greater than expected and the possibility that integration or divestiture efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; our ability to retain and hire key personnel; and the impact of labor shortages, turnover, and labor cost increases. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2022 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
During the second quarter of 2023, we achieved many critical milestones, including:
•being Great Place to Work certified for the fifth consecutive year,
•delivering more than 1 million completed tests to patients globally, including a record number of Cologuard® results,
•growing revenues to $622 million for the three months ended June 30, 2023, an increase of 19% compared to the three months ended June 30, 2022,
•accelerating our path to profitability through prioritization efforts, leading to improved financial results including positive cash provided by operating activities of $100 million, an improvement of $161 million compared to the three months ended June 30, 2022,
•releasing positive top-line results from our pivotal BLUE-C study to support our next generation Cologuard test,
•securing reimbursement for the Oncotype DX Breast Recurrence Score® test in Japan, and
•initiating collaborations with the Broad Institute, Inc. (“Broad Institute”) to support our molecular residual disease (“MRD”) test platform and Baylor Scott & White Health to support our multi-cancer early-detection (“MCED”) program.

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

Our Precision Oncology Tests
Our Oncotype® portfolio delivers actionable genomic insights to inform prognosis and cancer treatment after a diagnosis. In breast cancer, the Oncotype DX Breast Recurrence Score® test is the only test shown to predict the likelihood of chemotherapy benefit as well as recurrence in invasive breast cancer. The Oncotype DX test is recognized as the standard of care and is included in all major breast cancer treatment guidelines. The OncoExTraTM test applies comprehensive tumor profiling, utilizing whole exome and whole transcriptome sequencing, to aid in therapy selection for patients with advanced, metastatic, refractory, relapsed, or recurrent cancer. With an extensive panel of approximately 20,000 genes and 169 introns, the OncoExTra test is one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today. We enable patients to take a more active role in their cancer care and makes it easy for providers to order tests, interpret results, and personalize medicine by applying real-world evidence and guideline recommendations.

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

Pipeline Research and Development
Our research and development efforts are focused on developing new products and enhancing existing products to address unmet cancer needs and expand the clinical utility and addressable patient populations for our existing tests. We expect to advance liquid biopsy through biomarker discovery and validation in tissue, blood, or other fluids and to leverage recent business development activities to accelerate our leadership in earlier cancer detection and treatment guidance. We are pursuing the following opportunities:
•Colorectal Cancer Screening. We are seeking to improve our Cologuard test’s performance characteristics, focusing on reducing the false positive rate of the test. In June 2023, we and Mayo Foundation for Medical Education and Research (“Mayo”) presented data from the prospective BLUE-C study, the FDA registrational trial for our next-generation Cologuard test, showing overall sensitivity of 94% for colorectal cancer at specificity of 91%. We plan to complete submission for FDA approval by the end of 2023. We are also working to develop a blood-based screening test for colorectal cancer as a second-line option for people who haven't been screened with more accurate methods.
•MCED Test Development. We are currently seeking to develop a MCED test to help detect many different types of cancer from a single blood draw. In September 2022, we presented data at the European Society for Medical Oncology (“ESMO”) Congress from a biomarker validation study, which demonstrated the ability to detect cancer signals from 15 organ sites with a mean sensitivity of 61% and mean specificity of 98.2%. The multi-biomarker approach detected stage I and stage II cancers with a combined sensitivity of 38.7%. In June 2023, we announced a collaboration with Baylor Scott & White to utilize our MCED test within a subset of their clinics to generate real-world experience and evidence of our MCED approach. A larger case-control study is underway to further validate the results shared at ESMO and to determine the final design of the MCED test. We will then begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be the largest prospective, interventional MCED trial ever conducted in the United States.
•MRD Test Development. We plan to offer our OncoDetect™ test, a tumor-informed MRD test to help detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial cancer treatment. This test will help patients and oncologists understand the success of initial treatment and monitor for cancer recurrence. Our goal is to support all patients in MRD and recurrence monitoring, whether there is access to tumor tissue to inform patient-specific biomarker targets or no access to tissue and a predefined biomarker panel is used. We are currently evaluating different technological approaches, including a tumor-agnostic platform, and have presented promising early data. In June 2023, we entered into a sponsored research agreement and exclusive license agreement with Broad Institute to utilize their Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology to further our ability to develop and launch impactful MRD tests.
Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our product portfolio and advance our pipeline, we expect that our research and development expenditures will continue to be a significant portion of our operating expenditures.

COVID-19 Testing Business
As of June 30, 2023, we have discontinued our COVID-19 testing operations. From March 2020 through June 2023, we partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers were responsible for employing trained personnel to collect specimens. Specimens were sent to our laboratory in Madison, Wisconsin, where we ran the assay in our laboratories and provided test results to ordering providers.

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

Recent Developments and Trends
We estimate there are up to 60 million Americans unscreened for colon cancer. Screening rates have been persistently low for decades, and this problem was recently intensified by the addition of nearly 20 million people to the screening population when the recommended screening age moved from 50 to 45. The capacity for screening colonoscopies in the U.S. is relatively fixed because they are dependent on the number of gastroenterologists available to perform the procedures. Health systems and health care providers are motivated to increase screening rates because they are measured as part of the HEDIS and Medicare Stars quality measure systems. More health systems are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures. We aim to partner with them to implement Cologuard as an essential part of their screening toolkit and embed it in their workflows. We continue to implement more electronic ordering interfaces connecting health systems to Exact Sciences. Our Cologuard test market share is increasing in larger health systems, helping us screen more Americans.

Results of Operations
We have generated significant losses since inception and, as of June 30, 2023, we had an accumulated deficit of approximately $3.42 billion. We expect to continue to incur losses for the near future, and it is possible we may never achieve profitability.

Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while our Precision Oncology revenue includes laboratory service revenue from global Oncotype products and therapy selection products.

	Three Months Ended June 30,
Amounts in millions	2023	2022	Change
Screening	$462.8	$353.9	$108.9
Precision Oncology	157.2	154.0	3.2
COVID-19 Testing	2.1	13.7	(11.6)
Total	$622.1	$521.6	$100.5

	Six Months Ended June 30,
Amounts in millions	2023	2022	Change
Screening	$906.0	$660.4	$245.6
Precision Oncology	312.6	306.6	6.0
COVID-19 Testing	5.9	41.2	(35.3)
Total	$1,224.5	$1,008.2	$216.3
The increase in Screening revenue was mainly due to an increase in the number of completed Cologuard tests. The increase in completed Cologuard tests for the three and six months ended June 30, 2023 was due to improved sales team productivity, growth across all customer segments, and enhancements made to our patient compliance program in 2022. The increase in Precision Oncology revenue was mainly due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally. The increase in completed Oncotype tests was partially offset by a decrease in revenues from our GPS test, which was divested on August 2, 2022. The decrease in COVID-19 testing revenue was a result of lower demand as the pandemic abates, which led to the discontinuation of our COVID-19 testing in the second quarter of 2023.
During the three and six months ended June 30, 2023, revenue recognized from changes in transaction price was $7.4 million and $19.1 million, respectively. During the three and six months ended June 30, 2022, revenue recognized from changes in transaction price was $7.1 million and $11.3 million, respectively. The increase to revenue from changes in transaction price is a result of improvements made in our order to cash operations, specifically within our billing systems and processes.
We expect continuing revenue growth for our Cologuard and Oncotype products subject to seasonal variability. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.

Cost of sales (exclusive of amortization of acquired intangible assets). The increase in cost of sales for the three and six months ended June 30, 2023 is primarily due to an increase in production costs and personnel expenses, which is primarily due to an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. The increase was partially offset by a reduction in the number of COVID-19 tests completed. Cost of sales (exclusive of amortization of acquired intangible assets) as a percentage of revenue was 25% and 26% for the three and six months ended June 30, 2023, respectively, as compared to 28% for the three and six months ended June 30, 2022. The decrease in cost of sales (exclusive of acquired intangible assets) as a percentage of revenue was due to improved efficiency in logistical arrangements and personnel as a result of increased volumes. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended June 30,
Amounts in millions	2023	2022	Change
Production costs	$93.9	$84.0	$9.9
Personnel expenses	43.5	40.4	3.1
Facility and support services	13.1	14.9	(1.8)
Stock-based compensation	5.5	5.4	0.1
Other cost of sales expenses	1.0	(0.1)	1.1
Total cost of sales expense	$157.0	$144.6	$12.4

	Six Months Ended June 30,
Amounts in millions	2023	2022	Change
Production costs	$186.6	$157.3	$29.3
Personnel expenses	88.6	79.4	9.2
Facility and support services	26.6	32.2	(5.6)
Stock-based compensation	10.3	9.7	0.6
Other cost of sales expenses	1.8	0.7	1.1
Total cost of sales expense	$313.9	$279.3	$34.6
Research and development expenses. The decrease in research and development expenses for the three and six months ended June 30, 2023 is primarily due to a decrease in clinical trial related expenses related to our BLUE-C clinical trial after enrollment for the study was completed in December 2022. The decrease was offset by an increase in personnel expenses and facility and support services due to an increase in headcount and other resources needed to support our ongoing clinical trials. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended June 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$41.9	$35.9	$6.0
Direct research and development	33.9	42.8	(8.9)
Facility and support services	14.9	11.0	3.9
Stock-based compensation	10.7	9.9	0.8
Professional fees	1.7	4.4	(2.7)
Other research and development	1.0	2.1	(1.1)
Total research and development expenses	$104.1	$106.1	$(2.0)

	Six Months Ended June 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$85.6	$71.4	$14.2
Direct research and development	59.5	86.9	(27.4)
Facility and support services	29.5	20.6	8.9
Stock-based compensation	20.5	19.5	1.0
Professional fees	3.1	6.6	(3.5)
Other research and development	1.3	3.3	(2.0)
Total research and development expenses	$199.5	$208.3	$(8.8)
Sales and marketing expenses. The decrease in sales and marketing expenses for the three and six months ended June 30, 2023 was primarily due to a decrease in personnel expenses as a result of a decrease in headcount and in direct marketing costs and professional fees. The decrease in personnel expenses was due to minor restructuring of the sales force to reduce overlap and increase productivity. The decrease in direct marketing costs and professional fees was related to our promotion agreement with Pfizer Inc. (“Pfizer”), which ended in the third quarter of 2022. In addition, there was a decrease in facility and support services due to fewer costs incurred on commercial related information technology projects. We expect sales and marketing expenses in 2023 to be remain below 2022 levels due to improved efficiency from our commercial organization. We expect sales and marketing expenses to continue decreasing as a percentage of revenue over time as our Cologuard and Oncotype testing services grow and we make new tests available.

	Three Months Ended June 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$100.8	$114.4	$(13.6)
Direct marketing costs	44.7	57.4	(12.7)
Stock-based compensation	18.6	18.0	0.6
Professional and legal fees	7.6	10.7	(3.1)
Facility and support services	4.0	15.2	(11.2)
Other sales and marketing expenses	0.8	0.2	0.6
Total sales and marketing expenses	$176.5	$215.9	$(39.4)

	Six Months Ended June 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$211.1	$237.3	$(26.2)
Direct marketing costs	91.9	121.7	(29.8)
Stock-based compensation	31.4	33.1	(1.7)
Professional and legal fees	18.6	28.9	(10.3)
Facility and support services	8.6	25.7	(17.1)
Other sales and marketing expenses	1.9	1.4	0.5
Total sales and marketing expenses	$363.5	$448.1	$(84.6)

General and administrative expenses. The increase in general and administrative expenses for the three and six months ended June 30, 2023 is primarily due to an increase in professional and legal fees as a result of our civil investigative demand with the U.S. Department of Justice (“DOJ”) and a qui tam lawsuit as further described in Note 14 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The increase in other general and administrative expenses is primarily due to a decrease in the gain recorded for the three and six months ended June 30, 2023 as a result of the change in fair value of our outstanding contingent consideration as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, facility and support services increased to support the growth in our operations. We expect significant leverage in general and administrative expenses going forward, but expenses will generally continue to increase in future periods due to an increase in headcount that will be necessary to support the growth in our existing and pipeline products.

	Three Months Ended June 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$94.3	$98.7	$(4.4)
Professional and legal fees	54.6	30.1	24.5
Facility and support services	44.5	34.9	9.6
Stock-based compensation	26.9	25.6	1.3
Other general and administrative	17.7	(7.6)	25.3
Total general and administrative expenses	$238.0	$181.7	$56.3

	Six Months Ended June 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$192.7	$199.2	$(6.5)
Professional and legal fees	101.6	57.0	44.6
Facility and support services	87.3	66.6	20.7
Stock-based compensation	48.7	49.1	(0.4)
Other general and administrative	25.0	(20.5)	45.5
Total general and administrative expenses	$455.3	$351.4	$103.9
Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased to $22.9 million for the three months ended June 30, 2023 compared to $26.4 million for the three months ended June 30, 2022. Amortization of acquired intangible assets decreased to $45.9 million for the six months ended June 30, 2023 compared to $51.0 million for the six months ended June 30, 2022. The decrease is primarily due to reduced amortization on the intangible asset that was disposed of as a result of the sale of the GPS test in August 2022. This was partially offset by amortization of the intangible asset acquired as part of our acquisition of OmicEra Diagnostics, GmbH in May 2022.
Impairment of long-lived assets. Impairment of long-lived assets decreased to $0.6 million for the three and six months ended June 30, 2023 compared to $6.6 million for the three and six months ended June 30, 2022. The impairment charge recorded for the three and six months ended June 30, 2023 related to building leases on certain of our domestic facilities. The intangible asset impairment charge recorded during the three and six months ended June 30, 2022 related to the impairment of the acquired developed technology intangible asset acquired as part of the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”).
Investment income (loss), net. For the three months ended June 30, 2023, we had net investment income of $4.8 million compared to net investment loss of $3.7 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we had net investment income of $5.3 million compared to net investment loss of $5.2 million for the six months ended June 30, 2022. The net investment income for the three and six months ended June 30, 2023 was primarily due to gains recorded on our marketable securities and investments in privately held companies. Net investment loss for the three and six months ended June 30, 2022 was primarily due to losses recorded on our equity securities.

Interest expense. Interest expense increased to $7.8 million for the three months ended June 30, 2023 compared to $4.5 million for the three months ended June 30, 2022. Interest expense recorded from our outstanding convertible notes totaled $6.2 million and $4.0 million during each of the three months ended June 30, 2023 and 2022, respectively. Interest expense decreased to $3.7 million for the six months ended June 30, 2023 compared to $9.0 million for the six months ended June 30, 2022. Interest expense for the six months ended June 30, 2023 was due to interest expense recorded on our outstanding convertible notes of $11.0 million offset by a net gain on settlement of convertible notes of $10.3 million. Interest expense recorded from our outstanding convertible notes totaled $8.0 million during the six months ended June 30, 2022. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax expense was $1.1 million for the three months ended June 30, 2023 compared to a benefit of $1.8 million for the three months ended June 30, 2022. Income tax expense was $2.8 million for the six months ended June 30, 2023 compared to a benefit of $3.8 million for the six months ended June 30, 2022. Income tax expense for the three and six months ended June 30, 2023 is primarily related to current foreign and state tax expense. The income tax benefit recorded during the three and six months ended June 30, 2022 is primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense.

Liquidity and Capital Resources
Overview
We have incurred losses and negative cash flows from operations since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at June 30, 2023, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. PNC Bank, National Association has issued letters of credit totaling $4.4 million, which reduces the amount available for cash advances under the line of credit to $145.6 million. As of June 30, 2023, we had not drawn any funds under the Revolver. In addition to the Revolver, we have access to $150.0 million under an accounts receivable securitization facility (the “Securitization Facility”). The amount that we may borrow is determined based on the amount of qualifying accounts receivable at a given point in time and is collateralized by our accounts receivables. As of June 30, 2023, we had $50.0 million outstanding under the Securitization Facility, which is the minimum amount that we must borrow under the terms of the Securitization Facility. The Securitization Facility matures in June 2024 at which point we will need to repay the outstanding balance or refinance the Securitization Facility. Any refinancing is subject to market conditions and other factors, including evaluating other financing options available to us. If we do not refinance, we currently have the ability and resources to repay the balance in cash. The Revolver and Securitization Facility are further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Cash, Cash Equivalents and Marketable Securities
As of June 30, 2023, we had approximately $604.4 million in unrestricted cash and cash equivalents and approximately $171.3 million in marketable securities.

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
Cash Flows

	Six Months Ended June 30,
Amounts In millions	2023	2022
Net cash provided by (used in) operating activities	$62.2	$(234.7)
Net cash provided by investing activities	149.4	67.2
Net cash provided by financing activities	149.6	66.1
Operating activities
The cash provided by operating activities for the six months ended June 30, 2023 was primarily due to an increase in revenue, driven by an increase in the number of completed Cologuard and Oncotype tests, which reduced our net loss. The increase in cash provided by operating activities for the six months ended June 30, 2023 was also due to a decrease in certain of our operating expenses as a result of cost saving measures implemented in the second half of 2022 and timing of payments on our accounts payable and accrued expenses, partially offset by an increase in cost of sales to support the increase in completed Cologuard and Oncotype tests.
Investing activities
The increase in cash provided by investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to a decrease in purchases of marketable securities of $28.5 million as we invested more in money market funds due to market conditions, a decrease in purchases of property and equipment of $32.9 million as a result of clinical lab and warehouse expansions that were completed in 2022, and a decrease in investments in privately held companies of $20.5 million.
Financing activities
The increase in cash provided by financing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to proceeds of $138.0 million from the issuance of convertible notes in the first quarter of 2023 offset by proceeds of $50.0 million from our accounts receivable securitization facility in the second quarter of 2022.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2022 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2022 Form 10-K.
In February 2023, we entered into a privately negotiated exchange and purchase agreement with a single holder of certain of our convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). We issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. In addition, in March 2023 we entered into a privately negotiated exchange agreement with two holders of certain of our convertible notes due in 2025 (the “2025 Notes”). We issued the holder $73.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (collectively, the “2030 Notes”) in exchange for $65.8 million of aggregate principal of 2025 Notes. The 2030 Notes will mature on March 1, 2030 and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2023. The outstanding aggregate principal of all our convertible notes was $2.34 billion as of June 30, 2023. Refer to Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.

As of the date of this Quarterly Report on Form 10-Q, amounts accrued for legal proceedings and regulatory matters were not material except for the amounts accrued related to the Medicare Date of Service Rule Investigation (“DOS Rule Investigation”) and the Federal Anti-Kickback Statute and False Claims Act qui tam lawsuit (“Qui Tam Suit”), discussed further in Note 14 to our condensed consolidated financial statements. In the second quarter of 2023, we reached an agreement in principle to settle the DOS Rule Investigation for $32.5 million. In addition we reached an agreement in principle to settle the Qui Tam Suit that contemplates the Company making a payment of $13.8 million that is subject to negotiation of final terms, approval by the parties and the execution of a definitive settlement agreement. The agreed upon settlement amounts plus legal fees for the DOS Rule Investigation and Qui Tam Suit are accrued as of June 30, 2023.
Other than the matters described above, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the three and six months ended June 30, 2023.
As of June 30, 2023, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of June 30, 2023 and December 31, 2022 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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

As of June 30, 2023, we had $50.0 million in outstanding variable rate debt. Based on a hypothetical 100 basis point increase in market interest rates, annual interest expense on variable rate debt as of June 30, 2023 would increase by approximately $0.5 million. If we were to draw down additional amounts under either our Revolving Loan or Securitization Facility, the impact of increases in prevailing market interest rates would be even greater. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2023, we had open foreign currency forward contracts with notional amounts of $32.0 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2022 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. There have been no material changes to the risk factors described in the 2022 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Frequency of Future Advisory Votes on Executive Compensation
At the Company’s 2023 annual meeting of shareholders, the Company’s shareholders voted on, among other matters, a proposal regarding the frequency of future advisory votes on executive compensation. As previously reported, the Company’s Board of Directors (the “Board”) views the Company’s current practice, an annual advisory vote on executive compensation, as the most appropriate option, and a majority of the votes cast on the frequency proposal supported the Board’s recommendation to hold an advisory vote on executive compensation on an annual basis. Accordingly, the Company will continue to hold an annual advisory vote on executive compensation until the next vote on the frequency of future advisory votes on executive compensation, which is expected to occur at the Company’s annual meeting of shareholders in 2029.
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the purchase or sale of our securities adopted or terminated by our executive officers and directors during the second quarter of 2023, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name and Title	Action	Date	Total Shares/Dollar Value of Common Stock to be Purchased or Sold(1)	Expiration Date(2)	Total Current Share, RSU and Option Holdings
Brian Baranick, General Manager, Precision Oncology	Adoption	May 24, 2023	Sale of up to $260,000	December 31, 2024	47,312(3)
Sarah Condella, Executive Vice President, Human Resources	Adoption	May 18, 2023	(i) Sale of up to 13,000 shares, (ii) gift of $200,000, and (iii) sale of shares received upon settlement of PSU(4)	April 30, 2024	171,164(5)
Kevin Conroy, Chairman, President, and Chief Executive Officer	Adoption	May 23, 2023	Sale of up to 288,915 shares	May 14, 2024	2,070,342(6)
D. Scott Coward, Director	Adoption	May 23, 2023	Sale of up to 3,550 shares	December 31, 2024	79,984(7)
Jeffrey Elliott, Executive Vice President and Chief Financial Officer	Adoption	May 23, 2023	Sale of up to 30,210 shares	May 22, 2024	178,980(8)
______________
(1)Purchases or sales may be executed in certain cases in multiple, smaller transactions.
(2)In each case, a trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(3)As of August 1, 2023, Mr. Baranick holds, directly and indirectly, 7,668 shares of common stock and, in the aggregate, an additional 39,644 vested and unvested options to purchase shares of common stock and restricted stock units, with each restricted stock unit representing a contingent right to receive one share of common stock.
(4)With respect to item (iii), sales, if any, to consist of 100% of the shares received upon settlement of Ms. Condella’s performance stock units for the three-year performance period ending December 31, 2023.
(5)As of August 1, 2023, Ms. Condella holds, directly and indirectly, 85,739 shares of common stock and, in the aggregate, an additional 85,425 vested and unvested options to purchase shares of common stock and restricted stock units, with each restricted stock unit representing a contingent right to receive one share of common stock.
(6)As of August 1, 2023, Mr. Conroy holds, directly and indirectly, 1,300,329 shares of common stock and, in the aggregate, an additional 770,013 vested and unvested options to purchase shares of common stock and restricted stock units, with each restricted stock unit representing a contingent right to receive one share of common stock.
(7)As of August 1, 2023, Mr. Coward holds, directly and indirectly, 43,681 shares of common stock and, in the aggregate, an additional 36,303 vested and unvested options to purchase shares of common stock and restricted stock units, with each restricted stock unit representing a contingent right to receive one share of common stock.
(8)As of August 1, 2023, Mr. Elliott holds, directly and indirectly, 31,217 shares of common stock and, in the aggregate, an additional 147,763 vested and unvested options to purchase shares of common stock and restricted stock units, with each restricted stock unit representing a contingent right to receive one share of common stock.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Certificate of Amendment, dated July 23, 2020, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Certificate of Amendment, dated June 9, 2023, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	6/12/2023	001-35092

3.4	Seventh Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.2)	6/12/2023	001-35092

10.1*	Amendment No. 2 to Exact Sciences Corporation 2019 Omnibus Long-Term Incentive Plan		8-K (Exhibit 10.1)	6/12/2023	001-35092

10.2*	The Registrant’s 2019 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	X

10.3*	The Registrant’s 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	X

10.4*	The Registrant’s 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Award Agreement	X

10.5*	The Registrant’s 2019 Omnibus Long-Term Incentive Plan Form Deferred Stock Unit Award Agreement	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended June 30, 2023 filed on August 1, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended June 30, 2023, filed with the Securities and Exchange Commission on August 1, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: August 1, 2023	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2023	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)