Form 10-Q
period 2023-09-30
EXACT SCIENCES CORP
filed 2023-11-01
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023, the registrant had 180,849,944 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$594,612	$242,493
Marketable securities	139,794	389,564
Accounts receivable, net	199,403	158,043
Inventory	132,841	118,259
Prepaid expenses and other current assets	81,536	73,898
Total current assets	1,148,186	982,257
Long-term Assets:
Property, plant and equipment, net	692,404	684,756
Operating lease right-of-use assets	149,671	167,003
Goodwill	2,366,514	2,346,040
Intangible assets, net	1,913,307	1,956,240
Other long-term assets, net	150,748	90,577
Total assets	$6,420,830	$6,226,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,558	$74,916
Accrued liabilities	309,872	299,216
Operating lease liabilities, current portion	30,389	28,366
Debt, current portion	50,000	—
Other current liabilities	12,694	10,249
Total current liabilities	476,513	412,747
Long-term liabilities:
Convertible notes, net	2,312,921	2,186,106
Long-term debt, less current portion	—	50,000
Other long-term liabilities	341,771	352,459
Operating lease liabilities, less current portion	168,398	182,399
Total liabilities	3,299,603	3,183,711
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—180,814,407 and 177,925,631 shares at September 30, 2023 and December 31, 2022	1,809	1,780
Additional paid-in capital	6,540,362	6,311,644
Accumulated other comprehensive loss	(1,535)	(5,236)
Accumulated deficit	(3,419,409)	(3,265,026)
Total stockholders’ equity	3,121,227	3,043,162
Total liabilities and stockholders’ equity	$6,420,830	$6,226,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$628,338	$523,073	$1,852,881	$1,531,284

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	168,526	147,937	482,383	427,242
Research and development	111,446	90,813	310,960	299,144
Sales and marketing	173,159	187,697	536,613	635,800
General and administrative	217,393	191,968	672,653	543,410
Amortization of acquired intangible assets	22,992	23,526	68,849	74,536
Impairment of long-lived assets	—	5,946	621	12,537
Total operating expenses	693,516	647,887	2,072,079	1,992,669

Other operating income (loss)	72,027	(13,244)	72,027	(13,244)
Income (loss) from operations	6,849	(138,058)	(147,171)	(474,629)

Other income (expense)
Investment income (loss), net	2,065	(8,584)	7,383	(13,790)
Interest expense	(7,871)	(5,235)	(11,582)	(14,224)
Total other income (expense)	(5,806)	(13,819)	(4,199)	(28,014)

Net income (loss) before tax	1,043	(151,877)	(151,370)	(502,643)

Income tax benefit (expense)	(249)	3,116	(3,013)	6,882

Net income (loss)	$794	$(148,761)	$(154,383)	$(495,761)

Net income (loss) per share—basic	$0.00	$(0.84)	$(0.86)	$(2.82)

Net income (loss) per share—diluted	$0.00	$(0.84)	$(0.86)	$(2.82)

Weighted average common shares outstanding—basic	180,649	176,997	179,817	175,935

Weighted average common shares outstanding—diluted	184,075	176,997	179,817	175,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$794	$(148,761)	$(154,383)	$(495,761)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	423	4	4,327	(6,451)
Foreign currency translation adjustment	(1,235)	(2,429)	(626)	(3,176)
Comprehensive loss	$(18)	$(151,186)	$(150,682)	$(505,388)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2023	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options	88,228	1	963	—	—	964
Issuance of common stock to fund the Company’s 2022 401(k) match	517,215	5	35,072	—	—	35,077
Compensation expense related to issuance of stock options and restricted stock awards	1,299,071	13	49,126	—	—	49,139
Net loss	—	—	—	—	(74,151)	(74,151)
Other comprehensive income	—	—	—	3,517	—	3,517
Balance, March 31, 2023	179,830,145	$1,799	$6,396,805	$(1,719)	$(3,339,177)	$3,057,708
Exercise of common stock options	36,728	1	851	—	—	852
Issuance of common stock to fund the Company’s 2022 401(k) match	335	—	23	—	—	23
Compensation expense related to issuance of stock options and restricted stock awards	134,002	1	61,724	—	—	61,725
Purchase of employee stock purchase plan shares	544,453	5	16,339	—	—	16,344
Net loss	—	—	—	—	(81,026)	(81,026)
Other comprehensive income	—	—	—	996	—	996
Balance, June 30, 2023	180,545,663	$1,806	$6,475,742	$(723)	$(3,420,203)	$3,056,622
Exercise of common stock options	51,262	1	1,076	—	—	1,077
Compensation expense related to issuance of stock options and restricted stock awards	217,482	2	61,869	—	—	61,871
Replaced restricted stock awards for business combinations	—	—	1,675	—	—	1,675
Net income	—	—	—	—	794	794
Other comprehensive loss	—	—	—	(812)	—	(812)
Balance, September 30, 2023	180,814,407	$1,809	$6,540,362	$(1,535)	$(3,419,409)	$3,121,227

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2022	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	485,537	5	4,277	—	—	4,282
Compensation expense related to issuance of stock options and restricted stock awards	1,391,797	14	52,427	—	—	52,441
Other	7	—	(7)	—	—	(7)
Net loss	—	—	—	—	(180,937)	(180,937)
Other comprehensive loss	—	—	—	(5,204)	—	(5,204)
Balance, March 31, 2022	175,551,408	$1,757	$6,085,558	$(6,647)	$(2,822,457)	$3,258,211
Exercise of common stock options	84,485	1	742	—	—	743
Issuance of common stock to fund the Company’s 2021 401(k) match	391,129	4	29,198	—	—	29,202
Compensation expense related to issuance of stock options and restricted stock awards	183,095	2	58,930	—	—	58,932
Issuance of common stock for business combinations	265,186	2	14,788	—	—	14,790
Purchase of employee stock purchase plan shares	326,131	3	15,526	—	—	15,529
Net loss	—	—	—	—	(166,063)	(166,063)
Other comprehensive loss	—	—	—	(1,998)	—	(1,998)
Balance, June 30, 2022	176,801,434	$1,769	$6,204,742	$(8,645)	$(2,988,520)	$3,209,346
Exercise of common stock options	73,441	1	940	—	—	941
Compensation expense related to issuance of stock options and restricted stock awards	378,658	4	49,529	—	—	49,533
Net loss	—	—	—	—	(148,761)	(148,761)
Other comprehensive income	—	—	—	(2,425)	—	(2,425)
Balance, September 30, 2022	177,253,533	$1,774	$6,255,211	$(11,070)	$(3,137,281)	$3,108,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(154,383)	$(495,761)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	83,587	73,541
Unrealized loss on equity investments	15,622	3,497
Deferred tax benefit	(279)	(9,346)
Stock-based compensation	172,735	160,906
Realized (gain) loss on non-marketable investment	(5,358)	10,000
Gain on settlements of convertible notes, net	(10,324)	—
Amortization of acquired intangible assets	68,849	74,536
Impairment of long-lived assets	621	12,537
Loss on sale of asset	—	13,244
Gain on contingent consideration from sale of asset	(68,900)	—
Remeasurement of contingent consideration liabilities	(13,051)	(57,619)
Non-cash lease expense	20,918	24,452
Other	3,530	9,151
Changes in assets and liabilities:
Accounts receivable, net	(40,306)	27,968
Inventory, net	(13,074)	(9,705)
Operating lease liabilities	(19,741)	(16,242)
Accounts payable and accrued liabilities	51,084	(89,268)
Other assets	(3,686)	(4,901)
Other liabilities	(1,274)	(2,586)
Net cash provided by (used in) operating activities	86,570	(275,596)
Cash flows from investing activities:
Purchases of marketable securities	(75,096)	(102,438)
Maturities and sales of marketable securities	328,054	377,440
Purchases of property, plant and equipment	(89,268)	(141,586)
Proceeds from sale of asset	—	25,000
Business combination, net of cash acquired	(50,000)	685
Sales of investments in privately held companies	9,296	—
Investments in privately held companies	(6,290)	(26,827)
Other investing activities	(250)	(49)
Net cash provided by investing activities	116,446	132,225
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,893	5,966
Proceeds in connection with the Company’s employee stock purchase plan	16,344	15,529
Proceeds from accounts receivable securitization facility	—	50,000
Proceeds from issuance of convertible notes	137,976	—
Other financing activities	(7,484)	(5,113)
Net cash provided by financing activities	149,729	66,382
Effects of exchange rate changes on cash and cash equivalents	(626)	(3,176)
Net increase (decrease) in cash, cash equivalents and restricted cash	352,119	(80,165)
Cash, cash equivalents and restricted cash, beginning of period	242,790	315,768
Cash, cash equivalents and restricted cash, end of period	$594,909	$235,603

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$14,422	$23,659
Supplemental disclosure of cash flow information:
Interest paid	$18,176	$10,754
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$594,612	$235,306
Restricted cash — included in prepaid expenses and other current assets	297	297
Total cash, cash equivalents and restricted cash	$594,909	$235,603
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management, and actual results could differ from those estimates. These estimates include revenue recognition, valuation of intangible assets and goodwill, valuation of contingent consideration, and accounting for income taxes among others. The Company’s critical accounting policies and estimates are explained further in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and the 2022 Form 10-K.
Significant Accounting Policies
During the nine months ended September 30, 2023, there were no changes to the Company’s significant accounting policies as described in the Company’s 2022 Form 10-K, except as described in the Contingent Consideration Asset and Recently Adopted Accounting Pronouncements sections below.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contingent Consideration Asset
The sale of the Company’s intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test (“GPS test”) resulted in the recognition of variable consideration in accordance with Accounting Standards Codification (“ASC”) 606. The Company estimates the amount of variable consideration that it is entitled to each quarter using the most likely amount method and considers whether there are any constraints on the consideration. If it is probable that a significant reversal of a gain would not occur, the Company will record a gain. To determine the classification of the consideration, the Company determines if the consideration is conditional on something other than the passage of time. Revenue-based contingent consideration that is conditional on something other than the passage of time, including future revenues from sales related to the GPS test, result in the variable consideration being classified as a contract asset. At the time the amount earned is determined, and passage of time is the only condition remaining, the contract asset is reclassified to a receivable.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-03, Presentation of Financial Statement (Topic 205 ), Income Statement - Reporting Comprehensive Income (Topic 220 ), Distinguishing Liabilities from Equity (Topic 480 ), Equity (Topic 505 ), and Compensation - Stock Compensation (Topic 718 ), to amend various SEC paragraphs in the ASC to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The Company adopted this conforming guidance upon issuance, and the adoption had no material impact to the Company's consolidated financial statements.
Net Income (Loss) Per Share
Basic net income (loss) per common share (“EPS”) was determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted EPS is based on shares that are outstanding per the calculation of basic EPS and on potentially dilutive shares.
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income (loss) available to common shareholders	$794	$(148,761)	$(154,383)	$(495,761)
Weighted average common shares outstanding - basic	180,649	176,997	179,817	175,935
Effect of dilutive shares:
Restricted stock awards	2,153	—	—	—
Employee stock purchase plan	589	—	—	—
Stock options	646	—	—	—
Performance share units	38	—	—	—
Dilutive potential common shares	3,426	—	—	—
Weighted average common shares outstanding - diluted	184,075	176,997	179,817	175,935
Earnings per common share from net earnings - basic	$0.00	$(0.84)	$(0.86)	$(2.82)
Earnings per common share from net earnings - diluted	$0.00	$(0.84)	$(0.86)	$(2.82)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Shares issuable upon conversion of convertible notes	23,231	20,309	23,231	20,309
Shares issuable upon the release of restricted stock awards	—	5,588	6,423	5,588
Shares issuable upon the release of performance share units	—	1,018	1,584	1,018
Shares issuable upon exercise of stock options	—	1,588	1,305	1,588
Shares issuable in connection with acquisitions	—	45	—	45
	23,231	28,548	32,543	28,548

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Screening
Medicare Parts B & C	$173,624	$140,366	$521,370	$389,373
Commercial	253,401	188,923	732,182	531,789
Other	44,988	31,470	124,443	100,013
Total Screening	472,013	360,759	1,377,995	1,021,175
Precision Oncology
Medicare Parts B & C	$46,383	$47,038	$141,352	$152,224
Commercial	44,430	42,660	135,574	134,658
International	38,599	31,533	111,453	89,536
Other	26,913	30,212	80,552	81,640
Total Precision Oncology	156,325	151,443	468,931	458,058
COVID-19 Testing	$—	$10,871	$5,955	$52,051
Total	$628,338	$523,073	$1,852,881	$1,531,284
Screening revenue primarily includes laboratory service revenue from Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while Precision Oncology revenue includes laboratory service revenue from global Oncotype DX and therapy selection tests.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. The Company recognized revenue from a change in transaction price of $4.7 million and $6.4 million for the three months ended September 30, 2023 and 2022, respectively. The Company recognized revenue from a change in transaction price of $23.7 million and $17.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not material as of September 30, 2023 and December 31, 2022.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue recognized for the three and nine months ended September 30, 2023 and 2022 that was included in the deferred revenue balance at the beginning of the period was not material.

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents
Cash and money market	$543,316	$178,168
Cash equivalents	51,296	64,325
Total cash and cash equivalents	594,612	242,493
Marketable securities
Available-for-sale debt securities	$137,049	$384,415
Equity securities	2,745	5,149
Total marketable securities	139,794	389,564
Total cash, cash equivalents and marketable securities	$734,406	$632,057
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at September 30, 2023, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$49,806	$—	$—	$49,806
U.S. government agency securities	1,490	—	—	1,490
Total cash equivalents	51,296	—	—	51,296
Marketable securities
Corporate bonds	$55,464	$5	$(359)	$55,110
U.S. government agency securities	43,121	1	(190)	42,932
Asset backed securities	30,524	—	(419)	30,105
Commercial paper	8,902	—	—	8,902
Total marketable securities	138,011	6	(968)	137,049
Total available-for-sale securities	$189,307	$6	$(968)	$188,345
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (loss) (“AOCI”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2022, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$63,021	$—	$—	$63,021
U.S. government agency securities	1,304	—	—	1,304
Total cash equivalents	64,325	—	—	64,325
Marketable securities
U.S. government agency securities	$228,012	$—	$(2,789)	$225,223
Corporate bonds	116,318	20	(1,667)	114,671
Asset backed securities	45,374	2	(855)	44,521
Total marketable securities	389,704	22	(5,311)	384,415
Total available-for-sale securities	$454,029	$22	$(5,311)	$448,740
______________
(1)There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at September 30, 2023:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
Commercial paper	$49,806	$49,806	$—	$—
U.S. government agency securities	1,490	1,490	—	—
Total cash equivalents	51,296	51,296	—	—
Marketable securities
Corporate bonds	$37,188	$36,931	$18,276	$18,179
U.S. government agency securities	27,744	27,648	15,377	15,284
Commercial Paper	8,902	8,902	—	—
Asset backed securities	898	894	29,626	29,211
Total marketable securities	74,732	74,375	63,279	62,674
Total available-for-sale securities	$126,028	$125,671	$63,279	$62,674

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of September 30, 2023 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$34,109	$(177)	$17,996	$(182)	$52,105	$(359)
U.S. government agency securities	33,114	(151)	7,929	(39)	41,043	(190)
Asset backed securities	15,011	(41)	15,094	(378)	30,105	(419)
Total available-for-sale securities	$82,234	$(369)	$41,019	$(599)	$123,253	$(968)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2023 and December 31, 2022 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income (loss), net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not material for the three and nine months ended September 30, 2023 and 2022.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$64,939	$61,207
Semi-finished and finished goods	67,902	57,052
Total inventory	$132,841	$118,259

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	September 30, 2023	December 31, 2022
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	214,447	200,588
Land improvements	15 years	6,694	6,417
Buildings	30 - 40 years	291,035	288,941
Computer equipment and computer software	3 years	161,406	142,896
Machinery and equipment	3 - 10 years	269,240	246,344
Furniture and fixtures	3 - 10 years	36,390	34,047
Assets under construction	n/a	96,815	68,398
Property, plant and equipment, at cost		1,080,743	992,347
Accumulated depreciation		(388,339)	(307,591)
Property, plant and equipment, net		$692,404	$684,756
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended September 30, 2023 and 2022 was $29.3 million and $25.0 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $83.6 million and $73.5 million, respectively.
At September 30, 2023, the Company had $96.8 million of assets under construction, which consisted of $61.9 million in machinery and equipment, $20.5 million in capitalized costs related to software projects, $8.3 million in leasehold and building improvements, and $6.1 million related to buildings. Depreciation will begin on these assets once they are placed into service upon completion.

(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of September 30, 2023:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at September 30, 2023
Finite-lived intangible assets
Trade name	11.8	$104,000	$(26,090)	$77,910
Customer relationships	7.3	4,000	(778)	3,222
Patents and licenses	4.3	11,542	(9,237)	2,305
Acquired developed technology (1)	7.5	887,389	(307,519)	579,870
Total finite-lived intangible assets		1,006,931	(343,624)	663,307
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,256,931	$(343,624)	$1,913,307

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
As of September 30, 2023 the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2023 (remaining three months)	$23,311
2024	92,908
2025	91,860
2026	90,800
2027	90,800
Thereafter	273,628
$663,307
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
On August 2, 2022, the Company completed a sale of the developed technology intangible asset related to the GPS test to MDxHealth SA (“MDxHealth”), which was measured using the income approach to determine the fair value. The gross value of the intangible asset was $59.0 million with accumulated amortization of $16.1 million as of the closing date, resulting in a carrying value of $42.9 million, which was derecognized from intangible assets, net in the condensed consolidated balance sheets upon completion of the divestiture. Refer to the Company’s 2022 Form 10-K for further information on the sale.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The change in the carrying amount of goodwill for the periods ended September 30, 2023 and December 31, 2022 is as follows:

(In thousands)
Balance, January 1, 2022	$2,335,172
OmicEra acquisition	10,809
PreventionGenetics acquisition adjustment	(58)
Effects of changes in foreign currency exchange rates (1)	117
Balance, December 31, 2022	2,346,040
Resolution Bioscience acquisition (2)	20,569
Effects of changes in foreign currency exchange rates (1)	(95)
Balance September 30, 2023	$2,366,514
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra. Goodwill balances are translated into U.S. dollars using exchange rates in effect at period end, and adjustments related to foreign currency translation are included in other comprehensive income.
(2)Refer to Note 16 for further discussion on the Company’s acquisition of Resolution Bioscience, Inc.
There were no impairment losses for the three and nine months ended September 30, 2023 and 2022.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of September 30, 2023 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$543,316	$543,316	$—	$—
Commercial paper	49,806	—	49,806	—
U.S. government agency securities	1,490	—	1,490	—
Restricted cash	297	297	—	—
Marketable securities
Corporate bonds	$55,110	$—	$55,110	$—
U.S. government agency securities	42,932	—	42,932	—
Asset backed securities	30,105	—	30,105	—
Commercial paper	8,902	—	8,902	—
Equity securities	2,745	2,745	—	—
Non-marketable securities	$9,057	$—	$—	$9,057
Liabilities
Contingent consideration	$(293,777)	$—	$—	$(293,777)
Total	$449,983	$546,358	$188,345	$(284,720)
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
There have been no changes in valuation techniques or transfers between fair value measurement levels during the three and nine months ended September 30, 2023. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.

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

(In thousands)	Non-Marketable Securities
Beginning balance, January 1, 2023	$10,065
Purchases of non-marketable securities	6,957
Changes in fair value	(7,965)
Ending balance, September 30, 2023	$9,057
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $293.8 million and $306.9 million as of September 30, 2023 and December 31, 2022, respectively, which was included in other long-term liabilities in the condensed consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2023	$306,927
Changes in fair value (1)	(13,051)
Payments	(99)
Ending balance, September 30, 2023	$293,777
______________
(1)The change in fair value of the contingent consideration liability was a reduction of $5.9 million and $57.6 million for the three and nine months ended September 30, 2022, respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra related to regulatory and product development milestones was $293.8 million and $306.8 million as of September 30, 2023 and December 31, 2022, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 91% as of September 30, 2023 and December 31, 2022, and a weighted average present-value factor of 6.7% and 6.2% as of September 30, 2023 and December 31, 2022, respectively. The projected fiscal year of payment range is from 2025 to 2029. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
The fair value of the contingent consideration liability related to certain revenue milestones associated with the Biomatrica, Inc. acquisition was not material as of September 30, 2023 and December 31, 2022. The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Marketable Equity Investments
As of September 30, 2023 and December 31, 2022 the aggregate carrying amounts of the Company’s non-marketable equity securities without readily determinable fair values were $31.7 million and $39.8 million, respectively, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets. Since initial recognition of these investments, there have been no material upward or downward adjustments as a result of observable price changes. A realized gain of $5.4 million was recorded in the second quarter of 2023 as a result of an investee being acquired. During the three and nine months ended September 30, 2022, the Company determined that one of its investments was fully impaired and recorded a $10.0 million realized loss.
The Company has committed capital to venture capital investment funds (the “Funds”) of $17.5 million, of which $12.4 million remained callable through 2033 as of September 30, 2023. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, were $5.1 million and $3.9 million as of September 30, 2023 and December 31, 2022, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of September 30, 2023 and December 31, 2022 the Company had open foreign currency forward contracts with notional amounts of $33.3 million and $22.3 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at September 30, 2023 and December 31, 2022 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of September 30, 2023. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not material for the three and nine months ended September 30, 2023 and 2022.

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
As of September 30, 2023, the eligible borrowing base under the Securitization Facility was $102.9 million of which the Company elected to collateralize $50.0 million. As of September 30, 2023 and December 31, 2022, the Company had an outstanding balance of $50.0 million, which is included in debt, current portion and long-term debt, less current portion, respectively, on the Company’s condensed consolidated balance sheets. The outstanding balance accrues interest at a rate equal to a daily secured overnight financing rate (“SOFR”) rate plus a SOFR adjustment and an applicable margin. The interest rate was 6.88% at September 30, 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of September 30, 2023, the Company is in compliance with all covenants.
In December 2021 and January 2023, PNC issued a letters of credit of $2.9 million and $1.5 million, respectively, which reduced the amount available for cash advances under the line of credit to $145.6 million and $147.1 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of September 30, 2023:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2030 Convertible Notes - 2.000%	$572,993	$(4,527)	$568,466	$645,511	2
2028 Convertible Notes - 0.375%	949,042	(11,134)	937,908	811,431	2
2027 Convertible Notes - 0.375%	563,822	(5,856)	557,966	513,078	2
2025 Convertible Notes - 1.000%	249,172	(591)	248,581	276,152	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2022:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2028 Convertible Notes - 0.375%	$1,150,000	$(15,775)	$1,134,225	$908,500	2
2027 Convertible Notes - 0.375%	747,500	(9,445)	738,055	612,950	2
2025 Convertible Notes - 1.000%	315,005	(1,179)	313,826	326,808	2
______________
(1)The fair values are based on observable market prices for this debt, which is traded in less active markets and therefore is classified as a Level 2 fair value measurement.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Issuances and Settlements
In February 2023, the Company entered into a privately negotiated exchange and purchase agreement with a single holder of certain of the Company’s convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). The Company issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (collectively, the “2030 Notes”) in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. The extinguishment resulted in a gain on settlement of convertible notes of $17.7 million, which is included in interest expense in the condensed consolidated statement of operations for the nine months ended September 30, 2023. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
In March 2023, the Company entered into a privately negotiated exchange agreement with two holders of certain of the Company’s convertible notes due in 2025 (the “2025 Notes”). The Company issued the holder $73.0 million aggregate principal amount of 2030 Notes in exchange for $65.8 million of aggregate principal of 2025 Notes. The extinguishment resulted in a loss on settlement of convertible notes of $7.4 million, which is included in interest expense in the condensed consolidated statement of operations for the nine months ended September 30, 2023. The loss represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
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
Based on the closing price of the Company’s common stock of $68.22 on September 30, 2023, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2030 Convertible Notes	$4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Debt issuance costs amortization	$1,329	$1,444	$4,021	$4,284
Debt discount amortization	25	37	81	110
Gain on settlements of convertible notes	—	—	(10,324)	—
Coupon interest expense	4,906	2,566	13,166	7,699
Total interest expense (income) on convertible notes	$6,260	$4,047	$6,944	$12,093
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2030 Convertible Notes	2.12%	—%	2.09%	—%
2028 Convertible Notes	0.64%	0.64%	0.63%	0.64%
2027 Convertible Notes	0.68%	0.68%	0.67%	0.67%
2025 Convertible Notes	1.18%	1.18%	1.17%	1.18%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 1.30, 3.46, 4.42, and 6.42 years for the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively.

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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company incurred charges of $1.2 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. The Company incurred charges of $3.7 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
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
Watchmaker Genomics, Inc.
In July 2023, the Company entered into a co-exclusive development and license agreement with Watchmaker Genomics, Inc. (“Watchmaker”) under which the Company granted Watchmaker a co-exclusive license to the non-bisulfite technology for the detection of methylated DNA and other epigenetic modifications (“TAPS”). TAPS is based on patents obtained by the Company through an exclusive license agreement with the Ludwig Institute for Cancer Research. Under the agreement, both parties have the right to use and develop TAPS for commercial purposes. The Company has the potential to receive up to $82.0 million in sales-based milestone payments and mid-single digit royalties based on future Watchmaker net sales of licensed products including TAPS. Additionally, Watchmaker has the right to sublicense TAPS, and the Company has the potential to receive royalties based on future Watchmaker sublicense receipts.

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
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred a

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
charge of $2.5 million and $7.5 million for the service fee during the three and nine months ended September 30, 2022, respectively. The Company incurred charges of $20.6 million and $86.1 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the three and nine months ended September 30, 2022, respectively. All services provided by Pfizer under the November 2021 Amendment ended in the third quarter of 2022, and there were no payments made or charges incurred during the three and nine months ended September 30, 2023.

(12) STOCKHOLDERS’ EQUITY
OmicEra Acquisition Stock Issuance
In May 2022, the Company completed its acquisition of OmicEra. In connection with the acquisition, which is further described in Note 16, the Company issued 0.3 million shares of the Company's common stock that had a fair value of $14.8 million.
Changes in Accumulated Other Comprehensive Income (Loss)
The amounts recognized in AOCI for the nine months ended September 30, 2023 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
Other comprehensive income (loss) before reclassifications	(626)	748	122
Amounts reclassified from accumulated other comprehensive loss	—	3,579	3,579
Net current period change in accumulated other comprehensive loss	(626)	4,327	3,701
Balance at September 30, 2023	$(573)	$(962)	$(1,535)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and nine months ended September 30, 2023.
The amounts recognized in AOCI for the nine months ended September 30, 2022 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$23	$(1,466)	$(1,443)
Other comprehensive loss before reclassifications	(3,176)	(6,597)	(9,773)
Amounts reclassified from accumulated other comprehensive income	—	146	146
Net current period change in accumulated other comprehensive loss	(3,176)	(6,451)	(9,627)
Balance at September 30, 2022	$(3,153)	$(7,917)	$(11,070)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the nine months ended September 30, 2022.
Amounts reclassified from AOCI for the nine months ended September 30, 2023 and 2022 were as follows:

	Affected Line Item in the Statements of Operations	Nine Months Ended September 30,
Details about AOCI Components (In thousands)		2023	2022
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (loss), net	$3,579	$146
Total reclassifications		$3,579	$146

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with its restricted stock and restricted stock unit awards, performance share units, stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $61.9 million and $49.5 million in stock-based compensation expense during the three months ended September 30, 2023 and 2022, respectively. The Company recorded $172.7 million and $160.9 million in stock-based compensation expense during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, there was approximately $404.5 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.6 years.
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2023	1,517,876	$44.82	4.7
Exercised	(176,250)	16.41
Forfeited	(37,074)	95.02
Outstanding, September 30, 2023	1,304,552	$47.23	4.1	$38,808
Vested and expected to vest, September 30, 2023	1,304,552	$47.23	4.1	$38,808
Exercisable, September 30, 2023	1,246,973	$44.90	4.0	$38,808
______________
(1)The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $10.6 million and $34.7 million, respectively, determined as of the date of exercise.
The Company received approximately $2.9 million and $6.0 million from stock option exercises during the nine months ended September 30, 2023 and 2022, respectively.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and restricted stock units is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and restricted stock unit activity during the nine months ended September 30, 2023 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2023	5,254,709	$89.29
Granted	3,383,127	62.28
Released (2)	(1,646,982)	89.32
Forfeited	(568,317)	74.64
Outstanding, September 30, 2023	6,422,537	$73.63
______________
(1)The weighted average grant date fair value of the restricted stock units granted during the nine months ended September 30, 2022 was $70.28.
(2)The fair value of restricted stock units vested and converted to shares of the Company’s common stock was $146.7 million and $155.5 million during the nine months ended September 30, 2023 and 2022, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones. In addition, certain of the performance-based equity awards include a market condition.
A summary of performance share unit activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2023	967,846	$102.58
Granted	769,359	79.11
Released (3)	(12,284)	78.32
Forfeited	(140,727)	90.90
Outstanding, September 30, 2023	1,584,194	$92.16
______________
(1)The performance share units listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding performance share units as of September 30, 2023 was 790,238.
(2)The weighted average grant date fair value of the performance share units granted during the nine months ended September 30, 2022 was $89.43.
(3)The fair value of performance share units vested and converted to shares of the Company’s common stock was $1.0 million and $27.2 million for the nine months ended September 30, 2023 and 2022, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employee Stock Purchase Plan (“ESPP”)
The fair value of ESPP shares is based on the assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ESPP Shares
Risk-free interest rates	(1)	(1)	4.68%	1.49% - 2.73%
Expected term (in years)	(1)	(1)	1.25	0.5 - 2
Expected volatility	(1)	(1)	67.30%	50.94% - 60.34%
Dividend yield	(1)	(1)	—%	—%
______________
(1)The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the period indicated.

(14) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,212	$24,579
Operating cash flows from finance leases	559	520
Finance cash flows from finance leases	2,545	3,588
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$2,097	$25,471
Right-of-use assets obtained in exchange for new finance lease liabilities	4,940	8,203
Weighted-average remaining lease term - operating leases (in years)	7.00	7.60
Weighted-average remaining lease term - finance leases (in years)	2.99	3.50
Weighted-average discount rate - operating leases	6.50%	6.34%
Weighted-average discount rate - finance leases	7.32%	6.51%
______________
(1)For the nine months ended September 30, 2023, this includes reductions of $8.6 million on the carrying value of the right-of-use assets held due to a reduction of the expected lease term.
As of September 30, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases are $149.7 million and $167.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company has outstanding operating lease obligations of $198.8 million, of which $30.4 million is reported in operating lease liabilities, current portion and $168.4 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding operating lease obligations of $210.8 million, of which $28.4 million is reported in operating lease liabilities, current portion and $182.4 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2023 and December 31, 2022, the Company’s right-of-use assets from finance leases are $12.0 million and $10.2 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company has outstanding finance lease obligations of $12.7 million, of which $4.3 million is reported in other current liabilities and $8.4 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2022, the Company had outstanding finance lease obligations of $10.6 million, of which $3.2 million is reported in other current liabilities and $7.4 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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
DOS Rule Matter
In September 2023, the Company’s wholly owned subsidiary Genomic Health, Inc., which was acquired in November 2019, entered into a settlement agreement with the United States of America, acting through the Department of Justice (“DOJ”) and on behalf of the Office of Inspector General of the Department of Health and Human Services, and two qui tam relators to resolve the previously disclosed civil investigation concerning Genomic Health’s compliance with the Medicare Date of Service billing regulations (the “DOS Rule Matter”). Genomic Health entered into the settlement agreement to avoid the delay, uncertainty and expense of protracted litigation. The settlement agreement contains no admission of liability by Genomic Health.
Under the terms of the settlement agreement, the Company made a payment $32.5 million, which the Company had accrued as a reserve for this matter as of June 30, 2023. Following the United States’ receipt of the settlement payment, the Company was released from any civil or administrative monetary claims under the civil False Claims Act and other specified civil statutes and common law theories of liability concerning the conduct identified in the settlement agreement.
On September 29, 2023, the United States District Court for the Eastern District of New York unsealed two qui tam actions filed under the False Claims Act involving the DOS Rule Matter, and on October 2, 2023, those two actions were dismissed with prejudice pursuant to the terms of the settlement agreement.
Gift Card Matter
On June 24, 2019, Niles Rosen M.D. filed a sealed ex parte qui tam lawsuit against the Company in the United States District Court for the Middle District of Florida, that alleged a violation of the Federal Anti-Kickback Statute and False Claims Act for offering gift cards to patients in exchange for returning the Cologuard screening test (the “Qui Tam Suit”). Dr. Rosen seeks on behalf of the U.S. government and himself an award of civil penalties, treble damages and fees and costs. On February 25, 2020, the Company received a civil investigative demand by the DOJ related to the Company’s gift card program. The Company produced documents in response thereto. On March 25, 2021, the DOJ filed a notice of its election to decline intervention in the Qui Tam Suit. This election did not prevent Dr. Rosen from continuing the Qui Tam Suit. On April 12, 2021,

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Dr. Rosen filed an amended complaint against the Company, alleging violations of the Federal Anti-Kickback Statute and False Claims Act. The Company first learned of the Qui Tam Suit and the DOJ’s election to decline intervention in July 2021. On September 26, 2023, the Company, Dr. Rosen and the United States, acting through the DOJ, executed a settlement agreement to resolve the claims and dismiss the lawsuit. The Company made payment of $13.8 million plus legal fees in October 2023, which is included within accrued expenses on the condensed consolidated balance sheet, as of September 30, 2023.

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
Under the Amended WEDC Agreement, the Company records the earned tax credits as job creation and capital investments occurs. The tax credits earned from capital investment are recognized as a reduction to capital expenditures at the time the costs are incurred, and then as an offset to depreciation expense over the expected life of the acquired capital assets. The tax credits earned related to job creation are recognized as an offset to operational expenses in the period in which the credits are earned. The credits recognized will be required to be repaid if the Company does not maintain minimum cumulative job requirements. During the three and nine months ended September 30, 2023 and September 30, 2022, the amounts recorded as an offset to operating expenses for the tax credits earned were not material.

As of September 30, 2023, the Company has earned $9.0 million of the refundable tax credits under the Amended WEDC Agreement and received payment of $1.7 million from the WEDC. The unpaid portion is $7.3 million, of which $3.8 million is reported in prepaid expenses and other current assets and $3.5 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(16) ACQUISITIONS AND DIVESTITURES
Business Combinations
Resolution Bioscience, Inc.
On September 12, 2023, the Company completed the acquisition (the “Resolution Bioscience Acquisition”) of all of the outstanding capital stock of Resolution Bioscience, Inc. (“Resolution Bioscience”) from Agilent Technologies, Inc. Resolution Bioscience develops and commercializes next-generation sequencing-based precision oncology solutions through its Clinical Laboratory Improvement Amendments (“CLIA”) certified lab based in Kirkland, Washington. The acquisition provides the Company with a high-quality blood-based therapy selection platform, complementing its comprehensive, tissue-based OncoExTra test. The Company has included the financial results of Resolution Bioscience in the condensed consolidated financial statements from the date of the acquisition.
The acquisition date fair value of the consideration transferred for Resolution Bioscience was approximately $54.2 million, which consisted of the following:

(In thousands)
Cash	$52,527
Fair value of replaced equity awards	1,675
Total purchase price	$54,202
Of the $52.5 million of consideration to be settled through the payment of cash, $50.0 million was paid as of September 30, 2023. The remaining $2.5 million represents cash owed to the seller for reimbursement of employee-related compensation and benefit costs for pre-acquisition services. The remaining cash consideration will be held by the Company until settlement and was recorded in other current liabilities in the condensed consolidated balance sheet.
The Company replaced unvested restricted stock units (“RSUs”) with a combination-date fair value of $4.6 million. Of the total consideration for replaced equity awards, $1.7 million was allocated to the consideration transferred, and $2.9 million was deemed compensatory as it was attributable to post acquisition vesting. The compensatory replaced equity awards will be expensed over the remaining service periods on a straight-line basis to general and administrative expenses in the condensed consolidated statement of operations.
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values as follows:

(In thousands)
Net operating assets	$14,663
Developed technology	26,000
Total identifiable assets acquired	40,663

Net operating liabilities	(7,029)
Net identifiable assets acquired	33,634

Goodwill	20,568
Net assets acquired	$54,202

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recorded a $26.0 million identifiable intangible asset related to the developed technology associated with Resolution Bioscience’s liquid biopsy therapy selection tests. Developed technology represents purchased technology that had reached technological feasibility and for which Resolution Bioscience had substantially completed development as of the acquisition date. The fair value of the developed technology has been determined using the multi-period excess earnings method of the income approach, which involves significant unobservable inputs (Level 3 inputs). These inputs include projected revenues, gross margins, operating expenses, obsolescence, and an estimated discount rate. The developed technology intangible asset is amortized on a straight-line basis over its estimated useful life of 17 years.
The calculation of the excess of the purchase price over the estimated fair value of the tangible net assets and intangible assets acquired was recorded to goodwill, which is primarily attributed to the acquired workforce expertise and expected sales force and therapy selection product portfolio synergies. The total goodwill related to this acquisition is deductible for tax purposes.
The total purchase price allocation is preliminary and based upon estimates and assumptions that are subject to change within the measurement period as additional information for the estimates is obtained. Because of the close proximity between the acquisition date and quarter-end, the measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities, including in connection with the developed technology intangible asset.
The following unaudited pro forma financial information summarizes the combined results of operations for the Company and Resolution Bioscience, as though the companies were combined as of the beginning of January 1, 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Total revenues	$629,857	$525,802	$1,859,353	$1,541,154
Net loss before tax	(7,257)	(163,261)	(181,660)	(535,017)
The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results that would have been achieved if the acquisition had taken place at such time. Expected cost savings and other synergistic benefits resulting from the acquisition were not reflected in the unaudited pro forma financial information. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the acquisition included in the reported unaudited pro forma financial information. Revenue and net loss before tax from Resolution Bioscience included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2023 was not material.
Acquisition-related costs were not material and have been recorded within general and administrative expenses in the condensed consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the acquisition.
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
Refer to the Company’s 2022 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and nine months ended September 30, 2023, there were no changes to the purchase price and purchase price allocation, and the measurement period has closed.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Divestitures
Oncotype DX Genomic Prostate Score Test
On August 2, 2022, pursuant to an asset purchase agreement (“Asset Purchase Agreement”) with MDxHealth SA, the Company completed the sale of the intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test, which will allow the Company to focus on the highest impact projects core to the Company’s vision. Refer to the Company’s 2022 Form 10-K for additional details on the initial sale and fair value of the consideration received at the closing date.
On August 23, 2023, the Company and MDxHealth executed the Second Amendment to the Asset Purchase Agreement (“Second Amendment”) related to the sale of the GPS test. Under the Second Amendment, the Company agreed to allow MDxHealth to defer the 2023 contingent consideration payment by three years in exchange for additional consideration and more favorable contingent consideration terms. The Company received additional consideration with a fair value of $3.1 million, which was recorded as a gain for the three and nine months ended September 30, 2023, and is included in other operating income (loss) in the condensed consolidated statement of operations. The Second Amendment also increases the maximum contingent consideration from $70.0 million to $82.5 million and eliminates the minimum revenue thresholds previously required to be met under the Asset Purchase Agreement.
As a result of the elimination of the minimum revenue thresholds, the Company determined that a significant reversal of a gain is not probable and therefore the contingent consideration is no longer constrained. The Company recorded a contingent consideration gain of $68.9 million for the three and nine months ended September 30, 2023, which is included in other operating income (loss) in the condensed consolidated statement of operations. The gain was estimated using historical GPS test revenues by MDxHealth under the most likely amount method.
As of September 30, 2023, the contingent consideration is classified as a contract asset. The contract asset, which is included in other long-term assets, net on the condensed consolidated balance sheet, was $68.9 million and zero as of September 30, 2023 and December 31, 2022, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
United States	$589,739	$491,540	$1,741,428	$1,441,748
Outside of United States	38,599	31,533	111,453	89,536
Total revenues	$628,338	$523,073	$1,852,881	$1,531,284
Long-lived assets located in countries outside of the U.S. are not significant.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(18) INCOME TAXES
The Company recorded income tax expense of $0.2 million for the three months ended September 30, 2023 and a benefit of $3.1 million for the three months ended September 30, 2022. The Company recorded income tax expense of $3.0 million for the nine months ended September 30, 2023 and a benefit of $6.9 million for the nine months ended September 30, 2022. The Company’s income tax expense recorded during the three and nine months ended September 30, 2023 is primarily related to current foreign and state tax expense. A deferred tax liability of $18.7 million and $19.7 million was recorded as of September 30, 2023 and December 31, 2022, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $33.7 million and $28.3 million of unrecognized tax benefits at September 30, 2023 and December 31, 2022, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of September 30, 2023, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2023, and to state income tax examinations for the tax years 2000 through 2023. No interest or penalties related to income taxes have been accrued or recognized as of September 30, 2023.

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
During the third quarter of 2023, we achieved many critical milestones, including:
•delivering more than 1 million test results to patients, including a record number of Cologuard® and Oncotype DX® results,
•growing revenues to $628 million for the three months ended September 30, 2023, an increase of 20% compared to the three months ended September 30, 2022,
•accelerating our path to profitability through prioritization efforts, leading to improved financial results including positive cash provided by operating activities of $24 million for the three months ended September 30, 2023, an improvement of $65 million compared to the three months ended September 30, 2022,
•surpassing more than 300 electronic interfaces implementations within health systems, providing seamless connections with Exact Sciences for orders and results,
•commercially launching the Oncotype DX Breast Recurrence Score® test in Japan,
•demonstrating next-generation Cologuard met all clinical endpoints in our pivotal BLUE-C study at the American College of Gastroenterology conference,
•showcasing the breadth and depth of our Screening and Precision Oncology pipeline with 5 abstracts at the European Society of Medical Oncology Congress, and
•beginning to integrate Resolution Bioscience, Inc. (“Resolution Bioscience”) and its liquid therapy selection test into our foundation.

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

Our Precision Oncology Tests
Our Oncotype® portfolio delivers actionable genomic insights to inform prognosis and cancer treatment after a diagnosis. In breast cancer, the Oncotype DX Breast Recurrence Score test is the only test shown to predict the likelihood of chemotherapy benefit as well as recurrence in invasive breast cancer. The Oncotype DX test is recognized as the standard of care and is included in all major breast cancer treatment guidelines. The OncoExTraTM test applies comprehensive tumor profiling, utilizing whole exome and whole transcriptome sequencing, to aid in therapy selection for patients with advanced, metastatic, refractory, relapsed, or recurrent cancer. With an extensive panel of approximately 20,000 genes and 169 introns, the OncoExTra test is one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today. We enable patients to take a more active role in their cancer care and makes it easy for providers to order tests, interpret results, and personalize medicine by applying real-world evidence and guideline recommendations.

International Business Background and Products
We now commercialize or plan to commercialize our Oncotype tests internationally through employees in Canada, Japan and eight European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in more than 90 countries outside of the U.S. We do not offer our Cologuard test outside of the U.S.

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
•Multi-Cancer Early Detection (“MCED”) Test Development. We are currently seeking to develop a MCED test, which will be branded as CancerguardTM, to help detect many different types of cancer from a single blood draw. In September 2022, we presented data at the European Society for Medical Oncology (“ESMO”) Congress from a biomarker validation study, which demonstrated the ability to detect cancer signals from 15 organ sites with a mean sensitivity of 61% and mean specificity of 98.2%. The multi-biomarker approach detected stage I and stage II cancers with a combined sensitivity of 38.7%. In June 2023, we announced a collaboration with Baylor Scott & White to utilize our Cancerguard test within a subset of their clinics to generate real-world experience and evidence of our MCED approach. A larger case-control study is underway to further validate the results shared at ESMO and to determine the final design of the Cancerguard test. We will then begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be the largest prospective, interventional MCED trial ever conducted in the U.S.
•Molecular Residual Disease (“MRD”) Test Development. We plan to offer our OncoDetect™ test, a tumor-informed MRD test to help detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial cancer treatment. This test will help patients and oncologists understand the success of initial treatment and monitor for cancer recurrence. Our goal is to support all patients in MRD and recurrence monitoring, whether there is access to tumor tissue to inform patient-specific biomarker targets or no access to tissue and a predefined biomarker panel is used. We are currently evaluating different technological approaches, including a tumor-agnostic platform, and have presented promising early data. In June 2023, we entered into a sponsored research agreement and exclusive license agreement with Broad Institute to utilize their Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology to further our ability to develop and launch impactful MRD tests.

Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our product portfolio and advance our pipeline, we expect that our research and development expenditures will continue to be a significant portion of our operating expenditures.

COVID-19 Testing Business
We discontinued our COVID-19 testing operations in the second quarter of 2023. From March 2020 through June 2023, we partnered with various customers, including the State of Wisconsin Department of Health Services, to administer testing. Customers were responsible for employing trained personnel to collect specimens. Specimens were sent to our laboratory in Madison, Wisconsin, where we ran the assay in our laboratories and provided test results to ordering providers.

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

Recent Developments and Trends
We estimate there are up to 60 million Americans that are not up to date with their colon cancer screenings. Screening rates have been persistently low for decades, and this problem was recently intensified by the addition of nearly 20 million people to the screening population when the recommended screening age moved from 50 to 45. The capacity for screening colonoscopies in the U.S. is relatively fixed because they are dependent on the number of gastroenterologists available to perform the procedures. Health systems and health care providers are motivated to increase screening rates because they are measured as part of the HEDIS and Medicare Stars quality measure systems. More health systems are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures. We aim to partner with them to implement our Cologuard test as an essential part of their screening toolkit and embed it in their workflows. We continue to implement more electronic ordering interfaces connecting health systems to Exact Sciences. Our Cologuard test market share is increasing in larger health systems, helping us screen more Americans.

Results of Operations
We have generated significant losses since inception and, as of September 30, 2023, we had an accumulated deficit of approximately $3.42 billion. While our operating results have continued to improve, we expect to incur net losses for the near future, and it is possible we may never achieve profitability.

Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while our Precision Oncology revenue includes laboratory service revenue from global Oncotype DX and therapy selection tests.

	Three Months Ended September 30,
Amounts in millions	2023	2022	Change
Screening	$472.0	$360.8	$111.3
Precision Oncology	156.3	151.4	4.9
COVID-19 Testing	—	10.9	(10.9)
Total	$628.3	$523.1	$105.3

	Nine Months Ended September 30,
Amounts in millions	2023	2022	Change
Screening	$1,378.0	$1,021.2	$356.8
Precision Oncology	468.9	458.1	10.9
COVID-19 Testing	6.0	52.0	(46.1)
Total	$1,852.9	$1,531.3	$321.6
The increase in Screening revenue was mainly due to an increase in the number of completed Cologuard tests. The increase in completed Cologuard tests for the three and nine months ended September 30, 2023 was due to improved sales team productivity, growth across all customer segments, and improvements in patient compliance initiatives including the launch of enhanced Cologuard collection kits toward the end of 2022. The increase in Precision Oncology revenue was mainly due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally including tests sold in Japan beginning in the third quarter of 2023. The increase in completed Oncotype tests was partially offset by a decrease of $4.5 million and $18.7 million in revenues from our divested Oncotype DX Genomic Prostate Score test (“GPS test”), for the three and nine months ended September 30, 2023, respectively. The decrease in COVID-19 testing revenue was a result of lower demand as the pandemic abates, which led to the discontinuation of our COVID-19 testing in the second quarter of 2023.
During the three and nine months ended September 30, 2023, revenue recognized from changes in transaction price was $4.7 million and $23.7 million, respectively. During the three and nine months ended September 30, 2022, revenue recognized from changes in transaction price was $6.4 million and $17.6 million, respectively. The increase to revenue from changes in transaction price is a result of improvements made in our order to cash operations, specifically within our billing systems and processes.
We expect continuing revenue growth for our Cologuard and Oncotype tests subject to seasonal variability. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.

Cost of sales (exclusive of amortization of acquired intangible assets). The increase in cost of sales for the three and nine months ended September 30, 2023 was primarily due to an increase in production costs and personnel expenses, which was a result of an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. Cost of sales (exclusive of amortization of acquired intangible assets) as a percentage of revenue was 27% and 26% for the three and nine months ended September 30, 2023, respectively, as compared to 28% for the three and nine months ended September 30, 2022. The decrease in cost of sales (exclusive of acquired intangible assets) as a percentage of revenue was due to improved efficiency in logistical arrangements and personnel as a result of increased volumes. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended September 30,
Amounts in millions	2023	2022	Change
Production costs	$102.6	$87.3	$15.3
Personnel expenses	45.8	39.0	6.8
Facility and support services	13.6	16.5	(2.9)
Stock-based compensation	5.3	4.5	0.8
Other cost of sales expenses	1.2	0.6	0.6
Total cost of sales expense	$168.5	$147.9	$20.6

	Nine Months Ended September 30,
Amounts in millions	2023	2022	Change
Production costs	$289.2	$244.6	$44.6
Personnel expenses	134.4	118.4	16.0
Facility and support services	40.3	48.7	(8.4)
Stock-based compensation	15.6	14.3	1.3
Other cost of sales expenses	2.9	1.2	1.7
Total cost of sales expense	$482.4	$427.2	$55.2
Research and development expenses. The increase in research and development expenses for the three and nine months ended September 30, 2023 was primarily due to an increase in personnel expenses and facility and support services due to an increase in headcount and other resources needed to support our ongoing clinical trials. Our direct research and development costs, which represent a significant portion of our research and development expenses, are primarily related to clinical trial expenses for our BLUE-C clinical study and research related expenses for the development of our MCED and MRD tests. The increase in direct research and development costs for the three months ended September 30, 2023 was primarily due to costs incurred related to our MCED and MRD research activities, which have increased throughout 2023. These costs were offset slightly by a decrease in expenses related to the BLUE-C study, as enrollment completed in December 2022. The decrease in direct research and development costs for the nine months ended September 30, 2023 was primarily due to the decrease in BLUE-C clinical trial related costs, which started decreasing in the third quarter of 2022. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended September 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$44.3	$34.6	$9.7
Direct research and development	36.6	32.3	4.3
Facility and support services	17.0	12.2	4.8
Stock-based compensation	10.5	7.7	2.8
Professional fees	2.3	1.1	1.2
Other research and development	0.7	2.9	(2.2)
Total research and development expenses	$111.4	$90.8	$20.6

	Nine Months Ended September 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$129.9	$106.0	$23.9
Direct research and development	96.1	123.8	(27.7)
Facility and support services	46.5	32.8	13.7
Stock-based compensation	31.0	27.2	3.8
Professional fees	5.5	3.1	2.4
Other research and development	2.0	6.2	(4.2)
Total research and development expenses	$311.0	$299.1	$11.9
Sales and marketing expenses. The decrease in sales and marketing expenses for the three months ended September 30, 2023 was primarily due to a decrease in direct marketing costs and facility and support services. The decrease in sales and marketing expenses for the nine months ended September 30, 2023 was primarily due to a decrease in direct marketing costs and professional fees, personnel expenses, and facility and support services. The decrease in direct marketing costs and professional fees was driven by decreases in advertising spend and costs incurred under our promotion agreement with Pfizer Inc. (“Pfizer”), which ended in the third quarter of 2022. The decrease in personnel expenses was due to minor restructuring of the sales force to reduce overlap and increase productivity. The decrease in facility and support services was due to fewer costs incurred on commercial related information technology projects. We expect sales and marketing expenses in 2023 to remain below 2022 levels due to improved efficiency from our commercial organization. We expect sales and marketing expenses to generally increase in future periods but continue to decrease as a percentage of revenue over time as our Cologuard and Oncotype testing services grow and we make new tests available.

	Three Months Ended September 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$99.7	$99.3	$0.4
Direct marketing costs	39.4	53.8	(14.4)
Stock-based compensation	17.5	14.3	3.2
Professional and legal fees	12.1	8.1	4.0
Facility and support services	4.0	11.7	(7.7)
Other sales and marketing expenses	0.5	0.5	—
Total sales and marketing expenses	$173.2	$187.7	$(14.5)

	Nine Months Ended September 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$310.8	$336.6	$(25.8)
Direct marketing costs	131.3	175.5	(44.2)
Stock-based compensation	48.8	47.3	1.5
Professional and legal fees	30.7	37.1	(6.4)
Facility and support services	12.6	37.4	(24.8)
Other sales and marketing expenses	2.4	1.9	0.5
Total sales and marketing expenses	$536.6	$635.8	$(99.2)

General and administrative expenses. The increase in general and administrative expenses for the three months ended September 30, 2023 was primarily due to an increase in facility and support services in addition to personnel and stock-based compensation expenses to support the growth in our operations. The increase in general and administrative expenses for the nine months ended September 30, 2023 was primarily due to an increase in professional and legal fees, facility and support services, and other general and administrative expenses. The increase in professional and legal fees was a result of our civil investigative demand with the U.S. Department of Justice (“DOJ”) and a qui tam lawsuit as further described in Note 14 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The increase in other general and administrative expenses was primarily due to a decrease in the gain recorded as a result of the change in fair value of our outstanding contingent consideration as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The increase in facility and support services was incurred to support the growth in our operations. We expect general and administrative expenses will generally continue to increase in future periods to support the growth in our existing and pipeline products, but we expect it will decrease as a percentage of revenue over time as we leverage efficiencies in our personnel and information technology systems.

	Three Months Ended September 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$101.3	$93.6	$7.7
Facility and support services	45.9	36.4	9.5
Professional and legal fees	34.5	32.6	1.9
Stock-based compensation	28.6	23.0	5.6
Other general and administrative	7.1	6.4	0.7
Total general and administrative expenses	$217.4	$192.0	$25.4

	Nine Months Ended September 30,
Amounts in millions	2023	2022	Change
Personnel expenses	$294.0	$292.8	$1.2
Professional and legal fees	136.2	89.5	46.7
Facility and support services	133.2	103.0	30.2
Stock-based compensation	77.3	72.1	5.2
Other general and administrative	32.0	(14.0)	46.0
Total general and administrative expenses	$672.7	$543.4	$129.3
Amortization of acquired intangible assets. Amortization of acquired intangible assets decreased to $23.0 million for the three months ended September 30, 2023 compared to $23.5 million for the three months ended September 30, 2022. Amortization of acquired intangible assets decreased to $68.8 million for the nine months ended September 30, 2023 compared to $74.5 million for the nine months ended September 30, 2022. The decrease was primarily due to reduced amortization on the intangible asset that was disposed of as a result of the sale of the GPS test in August 2022. This was partially offset by amortization of the intangible asset acquired as part of our acquisition of OmicEra Diagnostics, GmbH in May 2022 and Resolution Bioscience in September 2023.
Impairment of long-lived assets. Impairment of long-lived assets decreased to zero and $0.6 million for the three and nine months ended September 30, 2023, respectively, compared to $5.9 million and $12.5 million for the three and nine months ended September 30, 2022, respectively. The impairment charge recorded for the nine months ended September 30, 2023 related to building leases on certain of our domestic facilities. The intangible asset impairment charges recorded during the three and nine months ended September 30, 2022 included an impairment to the supply agreement intangible asset acquired as part of the acquisition of Genomic Health, Inc., an impairment of the acquired developed technology intangible asset acquired as part of the acquisition of Paradigm Diagnostics, Inc. (“Paradigm”), and an impairment to a building lease at a domestic facility.

Other operating income (loss). Other operating income was $72.0 million for the three and nine months ended September 30, 2023 compared to a loss of $13.2 million for the three and nine months ended September 30, 2022. The $72.0 million gain recorded for the three and nine months ended September 30, 2023 includes a $68.9 million contingent consideration gain and $3.1 million in additional consideration received from MDxHealth SA (“MDxHealth”) as a result of an amendment to the asset purchase agreement in August 2023. The $13.2 million loss recorded for the three and nine months ended September 30, 2022 represents the loss on the sale of our GPS test to MDxHealth. The sale of the GPS test and amendment to the asset purchase agreement with MDxHealth is further discussed in Note 16 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Investment income (loss), net. For the three months ended September 30, 2023, we had net investment income of $2.1 million compared to net investment loss of $8.6 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we had net investment income of $7.4 million compared to net investment loss of $13.8 million for the nine months ended September 30, 2022. The net investment income for the three and nine months ended September 30, 2023 was primarily due to gains recorded on our marketable securities and investments in privately held companies. Net investment loss for the three and nine months ended September 30, 2022 was primarily due to impairment charges recorded on our equity securities.
Interest expense. Interest expense increased to $7.9 million for the three months ended September 30, 2023 compared to $5.2 million for the three months ended September 30, 2022. Interest expense recorded from our outstanding convertible notes totaled $6.3 million and $4.0 million for the three months ended September 30, 2023 and 2022, respectively. Interest expense decreased to $11.6 million for the nine months ended September 30, 2023 compared to $14.2 million for the nine months ended September 30, 2022. Interest expense recorded from our outstanding convertible notes was $17.3 million, which was partially offset by a net gain on settlement of convertible notes of $10.3 million for the nine months ended September 30, 2023. Interest expense recorded from our outstanding convertible notes totaled $12.1 million during the nine months ended September 30, 2022. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax expense was $0.2 million for the three months ended September 30, 2023 compared to a benefit of $3.1 million for the three months ended September 30, 2022. Income tax expense was $3.0 million for the nine months ended September 30, 2023 compared to a benefit of $6.9 million for the nine months ended September 30, 2022. Income tax expense for the three and nine months ended September 30, 2023 was primarily related to current foreign and state tax expense. The income tax benefit recorded during the three and nine months ended September 30, 2022 was primarily related to the future limitations on and expiration of certain Federal and State deferred tax assets, offset by current foreign and state tax expense.

Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at September 30, 2023, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.

We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. PNC Bank, National Association has issued letters of credit totaling $4.4 million, which reduces the amount available for cash advances under the line of credit to $145.6 million. As of September 30, 2023, we had not drawn any funds under the Revolver. In addition to the Revolver, we have access to $150.0 million under an accounts receivable securitization facility (the “Securitization Facility”). The amount that we may borrow is determined based on the amount of qualifying accounts receivable at a given point in time and is collateralized by our accounts receivables. As of September 30, 2023, we had $50.0 million outstanding under the Securitization Facility, which is the minimum amount that we must borrow under the terms of the Securitization Facility. The Securitization Facility matures in June 2024 at which point we will need to repay the outstanding balance or refinance the Securitization Facility. Any refinancing is subject to market conditions and other factors, including evaluating other financing options available to us. If we do not refinance, we currently have the ability and resources to repay the balance in cash. The Revolver and Securitization Facility are further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2023, we had approximately $594.6 million in unrestricted cash and cash equivalents and approximately $139.8 million in marketable securities.
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
Cash Flows

	Nine Months Ended September 30,
Amounts In millions	2023	2022
Net cash provided by (used in) operating activities	$86.6	$(275.6)
Net cash provided by investing activities	116.4	132.2
Net cash provided by financing activities	149.7	66.4
Operating activities
The cash provided by operating activities for the nine months ended September 30, 2023 was primarily due to an increase in revenue, driven by an increase in the number of completed Cologuard and Oncotype tests, which reduced our net loss. The increase in cash provided by operating activities for the nine months ended September 30, 2023 was also due to a decrease in certain of our operating expenses as a result of cost saving measures implemented in the second half of 2022 and timing of payments on our accounts payable and accrued expenses, partially offset by an increase in cost of sales to support the increase in completed Cologuard and Oncotype tests.

Investing activities
The decrease in cash provided by investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to multiple factors. The acquisition of Resolution Bioscience in September 2023 resulted in a cash outflow of $50.0 million, compared to 2022 where we received $25.0 million from the sale of the GPS test. Additionally, we saw a net decrease of $22.0 million in the purchases, maturities and sales of marketable securities as a result of investing more in money market funds due to market conditions. In 2023 we decreased our spend in privately held companies by $20.5 million. We also decreased our purchases of property, plant and equipment by $52.3 million due to completion of our clinical lab and warehouse expansions that were completed in 2022.
Financing activities
The increase in cash provided by financing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to proceeds of $138.0 million from the issuance of convertible notes in the first quarter of 2023 offset by proceeds of $50.0 million from our accounts receivable securitization facility in the second quarter of 2022.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2022 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2022 Form 10-K.
In February 2023, we entered into a privately negotiated exchange and purchase agreement with a single holder of certain of our convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). We issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. In addition, in March 2023 we entered into a privately negotiated exchange agreement with two holders of certain of our convertible notes due in 2025 (the “2025 Notes”). We issued the holder $73.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (collectively, the “2030 Notes”) in exchange for $65.8 million of aggregate principal of 2025 Notes. The 2030 Notes will mature on March 1, 2030 and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2023. The outstanding aggregate principal of all our convertible notes was $2.34 billion as of September 30, 2023. Refer to Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information.
Other than the convertible notes transactions described above, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the three and nine months ended September 30, 2023.
As of September 30, 2023, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of September 30, 2023 and December 31, 2022 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of September 30, 2023, we had $50.0 million in outstanding variable rate debt. Based on a hypothetical 100 basis point increase in market interest rates, annual interest expense on variable rate debt as of September 30, 2023 would increase by approximately $0.5 million. If we were to draw down additional amounts under either our Revolving Loan or Securitization Facility, the impact of increases in prevailing market interest rates would be even greater. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2023, we had open foreign currency forward contracts with notional amounts of $33.3 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the third quarter of 2023, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement”or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2023 filed on November 1, 2023, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 1, 2023, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 1, 2023	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)