Form 10-Q
period 2024-03-31
EXACT SCIENCES CORP
filed 2024-05-08
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, the registrant had 184,529,721 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$347,487	$605,378
Marketable securities	304,606	172,266
Accounts receivable, net	240,584	203,623
Inventory	128,534	127,475
Prepaid expenses and other current assets	99,059	85,627
Total current assets	1,120,270	1,194,369
Long-term Assets:
Property, plant and equipment, net	702,041	698,354
Operating lease right-of-use assets	142,017	143,708
Goodwill	2,367,052	2,367,120
Intangible assets, net	1,866,856	1,890,396
Other long-term assets, net	178,085	177,387
Total assets	$6,376,321	$6,471,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,498	$78,816
Accrued liabilities	265,121	341,683
Operating lease liabilities, current portion	27,225	29,379
Convertible notes, net, current portion	248,810	—
Debt, current portion	50,000	50,000
Other current liabilities	33,455	14,823
Total current liabilities	685,109	514,701
Long-term liabilities:
Convertible notes, net, less current portion	2,066,805	2,314,276
Other long-term liabilities	329,384	335,982
Operating lease liabilities, less current portion	162,405	161,070
Total liabilities	3,243,703	3,326,029
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—183,845,188 and 181,364,180 shares at March 31, 2024 and December 31, 2023	1,839	1,815
Additional paid-in capital	6,710,681	6,611,237
Accumulated other comprehensive income (loss)	(499)	1,428
Accumulated deficit	(3,579,403)	(3,469,175)
Total stockholders’ equity	3,132,618	3,145,305
Total liabilities and stockholders’ equity	$6,376,321	$6,471,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$637,524	$602,450

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	170,101	156,866
Research and development	110,608	95,419
Sales and marketing	192,365	186,964
General and administrative	243,117	217,295
Amortization of acquired intangible assets	23,311	22,928
Impairment of long-lived assets	4,446	69
Total operating expenses	743,948	679,541

Other operating loss	(268)	—
Loss from operations	(106,692)	(77,091)

Other income (expense)
Investment income, net	6,213	490
Interest income (expense), net	(7,943)	4,107
Total other income (expense)	(1,730)	4,597

Net loss before tax	(108,422)	(72,494)

Income tax expense	(1,806)	(1,657)

Net loss	$(110,228)	$(74,151)

Net loss per share—basic and diluted	$(0.60)	$(0.42)

Weighted average common shares outstanding—basic and diluted	182,350	178,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(110,228)	$(74,151)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(787)	2,967
Foreign currency adjustment	(1,140)	550
Comprehensive loss	$(112,155)	$(70,634)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2024	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options, net of shares withheld for taxes	71,537	1	(1,409)	—	—	(1,408)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,792,087	17	(61)	—	—	(44)
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Stock-based compensation expense	—	—	60,370	—	—	60,370
Net loss	—	—	—	—	(110,228)	(110,228)
Other comprehensive loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2024	183,845,188	$1,839	$6,710,681	$(499)	$(3,579,403)	$3,132,618

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2023	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options, net of shares withheld for taxes	88,228	1	963	—	—	964
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,299,071	13	(13)	—	—	—
Issuance of common stock to fund the Company’s 2022 401(k) match	517,215	5	35,072	—	—	35,077
Stock-based compensation expense	—	—	49,139	—	—	49,139
Net loss	—	—	—	—	(74,151)	(74,151)
Other comprehensive income	—	—	—	3,517	—	3,517
Balance, March 31, 2023	179,830,145	$1,799	$6,396,805	$(1,719)	$(3,339,177)	$3,057,708
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(110,228)	$(74,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	30,632	26,815
Loss on non-marketable and marketable equity investments	2,418	3,009
Deferred tax expense	1,797	1,261
Stock-based compensation	60,370	49,139
Gain on settlements of convertible notes, net	—	(10,324)
Amortization of acquired intangible assets	23,311	22,928
Impairment of long-lived assets	4,446	69
Loss on contingent consideration from sale of asset	268	—
Remeasurement of contingent consideration liabilities	5,603	(8,937)
Non-cash lease expense	7,052	6,806
Other	229	2,013
Changes in assets and liabilities:
Accounts receivable, net	(37,536)	(25,434)
Inventory, net	(1,065)	(5,827)
Operating lease liabilities	(6,603)	(5,982)
Accounts payable and accrued liabilities	(53,515)	(4,817)
Other assets	(6,586)	(13,622)
Other liabilities	(2,904)	(1,161)
Net cash used in operating activities	(82,311)	(38,215)
Cash flows from investing activities:
Purchases of marketable securities	(177,325)	(8,589)
Maturities and sales of marketable securities	43,978	121,332
Purchases of property, plant and equipment	(37,649)	(29,360)
Investments in privately held companies	(237)	(442)
Other investing activities	(205)	—
Net cash provided by (used in) investing activities	(171,438)	82,941
Cash flows from financing activities:
Proceeds from exercise of common stock options, net of cash paid for taxes	(1,408)	964
Proceeds from issuance of convertible notes	—	137,976
Other financing activities	(1,594)	(5,344)
Net cash provided by (used in) financing activities	(3,002)	133,596
Effects of exchange rate changes on cash and cash equivalents	(1,140)	550
Net increase (decrease) in cash, cash equivalents and restricted cash	(257,891)	178,872
Cash, cash equivalents and restricted cash, beginning of period	609,675	242,790
Cash, cash equivalents and restricted cash, end of period	$351,784	$421,662

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$17,654	$10,548
Supplemental disclosure of cash flow information:
Interest paid	$10,789	$6,442
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$347,487	$421,365
Restricted cash — included in other long-term assets, net	4,297	297
Total cash, cash equivalents and restricted cash	$351,784	$421,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Exact Sciences Corporation (together with its subsidiaries, “Exact,” or the “Company”) was incorporated in February 1995. A leading provider of cancer screening and diagnostic tests, Exact Sciences gives patients and health care professionals the clarity needed to take life-changing action earlier. Building on the success of the Cologuard® and Oncotype DX® tests, Exact Sciences is investing in its pipeline to develop innovative solutions for use before, during, and after a cancer diagnosis.
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of the Company and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K (the “2023 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2023 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2023 Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management, and actual results could differ from those estimates. These estimates include revenue recognition, valuation of intangible assets and goodwill, contingent consideration, and accounting for income taxes. The Company’s critical accounting policies and estimates are explained further in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and the 2023 Form 10-K.
Significant Accounting Policies
During the three months ended March 31, 2024, there were no changes to the Company’s significant accounting policies as described in the Company’s 2023 Form 10-K, except as described in the Recently Adopted Accounting Pronouncements sections below.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-02: Codification Improvement – Amendments to Remove References to the Concepts Statements. This update amends the Accounting Standards Codification (“ASC”) to remove references to various FASB Concepts Statements. The Company early adopted and prospectively applied the amendments in this update during the first quarter of fiscal year 2024. There was no significant impact to the Company’s condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the ASC to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the consolidated financial statements and are effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.
Net Loss Per Share
Basic net loss per common share (“EPS”) was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share is the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive as a result of the Company’s losses.
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect:

	Three Months Ended March 31,
(In thousands)	2024	2023
Shares issuable upon conversion of convertible notes	23,231	23,231
Shares issuable upon the release of restricted stock awards	8,036	6,877
Shares issuable upon the release of performance share units	2,206	1,671
Shares issuable upon exercise of stock options	1,139	1,416
	34,612	33,195

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2024	2023
Screening
Medicare Parts B & C	$173,790	$171,730
Commercial	254,143	233,033
Other	46,865	38,432
Total Screening	474,798	443,195
Precision Oncology
Medicare Parts B & C	$48,050	$47,381
Commercial	46,700	44,932
International	44,533	37,268
Other	23,443	25,851
Total Precision Oncology	162,726	155,432
COVID-19 Testing	$—	$3,823
Total	$637,524	$602,450
Screening revenue primarily includes laboratory service revenue from Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% and 2% of revenue recorded in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not significant as of March 31, 2024 and December 31, 2023.
Revenue recognized for the three months ended March 31, 2024 and 2023 that was included in the deferred revenue balance at the beginning of the period was not significant.

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents
Cash and money market	$329,357	$530,100
Cash equivalents	18,130	75,278
Total cash and cash equivalents	347,487	605,378
Marketable securities
Available-for-sale debt securities	$302,020	$168,425
Equity securities	2,586	3,841
Total marketable securities	304,606	172,266
Total cash, cash equivalents and marketable securities	$652,093	$777,644

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at March 31, 2024, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$18,132	$—	$(2)	$18,130
Total cash equivalents	18,132	—	(2)	18,130
Marketable securities
Corporate bonds	$141,211	$76	$(442)	$140,845
U.S. government agency securities	81,779	24	(90)	81,713
Asset backed securities	71,049	17	(316)	70,750
Commercial paper	8,712	—	—	8,712
Total marketable securities	302,751	117	(848)	302,020
Total available-for-sale securities	$320,883	$117	$(850)	$320,150
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (loss) (“AOCI”).
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2023, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$72,243	$—	$—	$72,243
U.S. government agency securities	3,035	—	—	3,035
Total cash equivalents	75,278	—	—	75,278
Marketable securities
U.S. government agency securities	$56,594	$166	$(44)	$56,716
Corporate bonds	55,712	175	(59)	55,828
Asset backed securities	35,081	65	(249)	34,897
Commercial paper	20,984	—	—	20,984
Total marketable securities	168,371	406	(352)	168,425
Total available-for-sale securities	$243,649	$406	$(352)	$243,703
______________
(1)There was no tax impact from the gains and losses in AOCI.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at March 31, 2024:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$18,132	$18,130	$—	$—
Total cash equivalents	18,132	18,130	—	—
Marketable securities
U.S. government agency securities	$63,225	$63,170	$18,554	$18,543
Corporate bonds	30,241	30,195	110,970	110,650
Commercial paper	8,712	8,712	—	—
Asset backed securities	2,467	2,466	68,582	68,284
Total marketable securities	104,645	104,543	198,106	197,477
Total available-for-sale securities	$122,777	$122,673	$198,106	$197,477
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of March 31, 2024 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Cash equivalents
U.S. government agency securities	$8,115	$(2)	$—	$—	$8,115	$(2)
Total cash equivalents	8,115	(2)	—	—	8,115	(2)
Marketable securities
Corporate bonds	$109,000	$(434)	$3,490	$(8)	$112,490	$(442)
U.S. government agency securities	64,100	(89)	1,996	(1)	66,096	(90)
Asset backed securities	46,430	(145)	8,042	(171)	54,472	(316)
Total marketable securities	219,530	(668)	13,528	(180)	233,058	(848)
Total available-for-sale securities	$227,645	$(670)	$13,528	$(180)	$241,173	$(850)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2024 and December 31, 2023 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not material for the three months ended March 31, 2024 and 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(4) INVENTORY
Inventory consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$57,936	$58,593
Semi-finished and finished goods	70,598	68,882
Total inventory	$128,534	$127,475
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	March 31, 2024	December 31, 2023
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	225,477	214,562
Land improvements	15 years	6,747	6,729
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	171,148	168,131
Machinery and equipment	3 - 10 years	303,469	290,294
Furniture and fixtures	3 - 10 years	35,994	35,756
Assets under construction	n/a	109,887	104,592
Property, plant and equipment, at cost		1,148,215	1,115,557
Accumulated depreciation		(446,174)	(417,203)
Property, plant and equipment, net		$702,041	$698,354
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended March 31, 2024 and 2023 was $30.6 million and $26.8 million, respectively.
At March 31, 2024, the Company had $109.9 million of assets under construction, which consisted of $56.0 million in machinery and equipment, $40.5 million in capitalized costs related to software projects, $8.1 million in leasehold and building improvements, $5.2 million related to buildings, and minimal furniture and fixtures. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of March 31, 2024:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at March 31, 2024
Finite-lived intangible assets
Trade name	11.4	$104,000	$(29,715)	$74,285
Customer relationships	6.8	4,000	(1,000)	3,000
Patents and licenses	5.0	11,542	(9,961)	1,581
Acquired developed technology (1)	7.0	887,560	(349,570)	537,990
Total finite-lived intangible assets		1,007,102	(390,246)	616,856
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,257,102	$(390,246)	$1,866,856
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2023:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net balance at December 31, 2023
Finite-lived intangible assets
Trade name	11.6	$104,000	$(27,903)	$76,097
Customer relationships	7.0	4,000	(889)	3,111
Patents and licenses	4.5	11,542	(9,600)	1,942
Acquired developed technology (1)	7.3	887,789	(328,543)	559,246
Total finite-lived intangible assets		1,007,331	(366,935)	640,396
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,257,331	$(366,935)	$1,890,396
______________
(1)The gross carrying amount includes an insignificant foreign currency translation adjustment related to the intangible asset acquired as a result of the acquisition of OmicEra Diagnostics GmbH (“OmicEra”).
As of March 31, 2024 the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2024 (remaining nine months)	$69,598
2025	91,860
2026	90,800
2027	90,800
2028	90,800
Thereafter	182,998
$616,856

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
There were no impairment losses recorded on finite-lived intangible assets during the three months ended March 31, 2024 and 2023.
Goodwill
The change in the carrying amount of goodwill for the periods ended March 31, 2024 and December 31, 2023 is as follows:

(In thousands)
Balance, January 1, 2023	$2,346,040
Resolution Bioscience acquisition	20,692
Effects of changes in foreign currency exchange rates (1)	388
Balance, December 31, 2023	2,367,120
Resolution Bioscience acquisition adjustment	205
Effects of changes in foreign currency exchange rates (1)	(273)
Balance March 31, 2024	$2,367,052
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra.
There were no impairment losses for the three months ended March 31, 2024 and 2023.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of March 31, 2024 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$329,357	$329,357	$—	$—
U.S. government agency securities	18,130	—	18,130	—
Restricted cash (1)	4,297	4,297	—	—
Marketable securities
Corporate bonds	$140,845	$—	$140,845	$—
U.S. government agency securities	81,713	—	81,713	—
Asset backed securities	70,750	—	70,750	—
Commercial paper	8,712	—	8,712	—
Equity securities	2,586	2,586	—	—
Non-marketable securities	$6,560	$—	$—	$6,560
Liabilities
Contingent consideration	$(294,260)	$—	$—	$(294,260)
Total	$368,690	$336,240	$320,150	$(287,700)
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
Cash, cash equivalents and restricted cash
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
_________________________________
(1)Restricted cash primarily represents cash held by a third-party financial institution as part of a cash collateral agreement related to the Company’s credit card program. The restrictions will lapse upon the termination of the agreements or the removal of the cash collateral requirement by the third-parties.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There have been no changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2024. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
The Company has elected the fair value option under the income approach to measure certain Level 3 non-marketable securities. Gains and losses recorded on non-marketable securities are included in investment income, net in the condensed consolidated statement of operations. The following table provides a reconciliation of the beginning and ending balances of non-marketable securities valued using the fair value option:

(In thousands)	Non-Marketable Securities
Beginning balance, January 1, 2024	$7,650
Changes in fair value	(1,090)
Ending balance, March 31, 2024	$6,560
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $294.3 million and $288.7 million as of March 31, 2024 and December 31, 2023, respectively, of which $21.7 million was included in other current liabilities and $272.6 million was included in other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2024. The contingent consideration liabilities were included in other long-term liabilities as of December 31, 2023.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2024	$288,657
Changes in fair value (1)	5,603
Ending balance, March 31, 2024	$294,260
______________
(1)The change in fair value of the contingent consideration liability was a reduction of $8.9 million for the three months ended March 31, 2023, which is included in general and administrative expenses in the condensed consolidated statement of operations.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra related to regulatory and product development milestones was $294.3 million and $288.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% and 89% as of March 31, 2024 and December 31, 2023, respectively, and a weighted average present-value factor of 6.0% and 5.8% as of March 31, 2024 and December 31, 2023, respectively. The projected fiscal year of payment range is from 2024 to 2030. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Marketable Equity Investments
Non-marketable equity securities without readily determinable fair values, which are classified as a component of other long-term assets, net, had the following cumulative upward and downward adjustments and aggregate carrying amounts:

(In thousands)	March 31, 2024	March 31, 2023
Cumulative upward adjustments (1)	$5,100	$800
Cumulative downward adjustments and impairments (2)	15,100	11,234
Aggregate carrying value (3)	45,968	39,428
_________________________________
(1)    There were no upward adjustments recorded on non-marketable equity securities held for the three months ended March 31, 2024 and 2023, respectively.
(2)    There were no downward adjustments and impairments recorded on non-marketable equity securities held for the three months ended March 31, 2024. Downward adjustments and impairments recorded on non-marketable equity securities held were $0.4 million for the three months ended March 31, 2023.
(3)    The aggregate carrying value of non-marketable equity securities was $46.0 million as of December 31, 2023.

There were no realized gains or losses recorded during the three and months ended March 31, 2024 and 2023.
The Company has committed capital to venture capital investment funds (the “Funds”) of $18.0 million, of which $12.4 million remained callable through 2033 as of March 31, 2024. The aggregate carrying amount of the Funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, were $5.4 million and $5.2 million as of March 31, 2024 and December 31, 2023, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of March 31, 2024 and December 31, 2023 the Company had open foreign currency forward contracts with notional amounts of $46.2 million and $39.5 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at March 31, 2024 and December 31, 2023 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of March 31, 2024. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the three months ended March 31, 2024 and 2023.

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
As of March 31, 2024, the eligible borrowing base under the Securitization Facility was $123.7 million of which the Company elected to collateralize $50.0 million. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance of $50.0 million, which is included in debt, current portion on the Company’s condensed consolidated balance sheets. The outstanding balance accrues interest at a rate equal to a daily secured overnight financing rate (“SOFR”) rate plus a SOFR adjustment and an applicable margin. The interest rate was 6.87% at March 31, 2024.
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
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of March 31, 2024, the Company is in compliance with all covenants.
In December 2021 and January 2023, PNC issued a letters of credit of $2.9 million and $1.5 million, respectively, which reduced the amount available for cash advances under the line of credit to $145.6 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of March 31, 2024:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2030 Convertible Notes - 2.000%	$572,993	$(4,174)	$568,819	$652,971	2
2028 Convertible Notes - 0.375%	949,042	(9,871)	939,171	881,764	2
2027 Convertible Notes - 0.375%	563,822	(5,007)	558,815	532,513	2
2025 Convertible Notes - 1.000% (2)	249,172	(362)	248,810	278,437	2

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2023:

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
(2)The Company’s convertible notes due in 2025 (the “2025 Notes”) mature on January 15, 2025 and are included in convertible notes, net, current portion on the condensed consolidated balance sheet as of March 31, 2024. The 2025 Notes were included in convertible notes, net, less current portion as of December 31, 2023.
Issuances and Settlements
In February 2023, the Company entered into a privately negotiated exchange and purchase agreement with a single holder of certain of the Company’s convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). The Company issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (the “2030 Notes” and, collectively with the 2025 Notes, 2027 Notes, and 2028 Notes, the “Notes”) in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. The extinguishment resulted in a gain on settlement of convertible notes of $17.7 million, which is included in interest income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2023. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
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
Based on the closing price of the Company’s common stock of $69.06 on March 31, 2024, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2030 Convertible Notes	$4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Debt issuance costs amortization	$1,315	$1,378
Debt discount amortization	25	31
Gain on settlements of convertible notes	—	(10,324)
Coupon interest expense	4,906	3,354
Total interest expense (income) on convertible notes	$6,246	$(5,561)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended March 31,
	2024	2023
2030 Convertible Notes	2.12%	2.12%
2028 Convertible Notes	0.64%	0.64%
2027 Convertible Notes	0.67%	0.67%
2025 Convertible Notes	1.18%	1.18%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 0.79, 2.96, 3.92, and 5.92 years for the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, respectively.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company has incurred insignificant charges for the three months ended March 31, 2024 and 2023, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU proprietary data in the development and commercialization of a blood-based, multi-cancer screening test. The agreement terms would require the Company to pay single-digit sales-based royalties and up to $45.0 million in sales-based milestone payments if net sales of a licensed product using JHU proprietary data reach specified levels. The Company will record the sales-based royalties and sales-based milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of any sales-based royalties or sales-based milestones as of March 31, 2024.
Targeted Digital Sequencing (“TARDIS”) License Agreement
In January 2021, the Company entered into an exclusive, worldwide license to the proprietary TARDIS technology from The Translational Genomics Research Institute (“TGen”). Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. Under the agreement, the Company is obligated to make milestone payments to TGen of up to $45.0 million in sales-based milestone payments upon cumulative net sales related to molecular residual disease (“MRD”) detection and/or treatment reaching specified levels. These payments are contingent upon achievement of these cumulative revenues on or before December 31, 2030. The Company will record the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of sales milestones as of March 31, 2024.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of March 31, 2024.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) STOCKHOLDERS’ EQUITY
Changes in Accumulated Other Comprehensive Income (Loss)
The amounts recognized in AOCI for the three months ended March 31, 2024 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive income (loss) before reclassifications	(1,140)	(808)	(1,948)
Amounts reclassified from accumulated other comprehensive income (loss)	—	21	21
Net current period change in accumulated other comprehensive income (loss)	(1,140)	(787)	(1,927)
Balance at March 31, 2024	$234	$(733)	$(499)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three months ended March 31, 2024.
The amounts recognized in AOCI for the three months ended March 31, 2023 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
Other comprehensive loss before reclassifications	550	2,289	2,839
Amounts reclassified from accumulated other comprehensive income (loss)	—	678	678
Net current period change in accumulated other comprehensive income (loss)	550	2,967	3,517
Balance at March 31, 2023	$603	$(2,322)	$(1,719)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three months ended March 31, 2023.
Amounts reclassified from AOCI for the three months ended March 31, 2024 and 2023 were as follows:

	Affected Line Item in the Statements of Operations	Three Months Ended March 31,
Details about AOCI Components (In thousands)		2024	2023
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$21	$678
Total reclassifications		$21	$678

(12) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the following plans for which awards were granted from or had awards outstanding in 2023: the 2010 Omnibus Long-Term Incentive Plan (as Amended and Restated effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, and the 2010 Employee Stock Purchase Plan. These plans are collectively referred to as the “Stock Plans” and are administered in conjunction with the Company’s Equity Award Death, Disability and Retirement Policy, which was adopted in February 2023. Refer to the Company’s 2023 Form 10-K for further information regarding this policy.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $60.4 million and $49.1 million in stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, there was approximately $520.8 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.8 years.
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2024	1,286,173	$47.67	3.8
Exercised	(133,097)	16.03
Forfeited	(14,409)	94.95
Outstanding, March 31, 2024	1,138,667	$50.77	3.9	$31,533
Vested and expected to vest, March 31, 2024	1,138,667	$50.77	3.9	$31,533
Exercisable, March 31, 2024	1,138,667	$50.77	3.9	$31,533
______________
(1)The total intrinsic value of options exercised, net of shares withheld for taxes, during the three months ended March 31, 2024 and 2023 was $2.9 million and $4.8 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and RSU activity during the three months ended March 31, 2024 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2024	6,272,763	$73.39
Granted	3,673,677	57.64
Released (2)	(1,731,848)	81.17
Forfeited	(179,074)	63.48
Outstanding, March 31, 2024	8,035,518	$64.60
______________
(1)The weighted average grant date fair value of the RSUs granted during the three months ended March 31, 2023 was $60.25.
(2)The fair value of RSUs vested and converted to shares of the Company’s common stock was $140.2 million and $121.2 million during the three months ended March 31, 2024 and 2023, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of PSU activity during the three months ended March 31, 2024 is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2024	1,597,801	$92.73
Granted	854,749	63.13
Released (3)	(63,809)	140.20
Forfeited	(182,714)	134.17
Outstanding, March 31, 2024	2,206,027	$76.46
______________
(1)The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of March 31, 2024 was 1,097,448.
(2)The weighted average grant date fair value of the PSUs granted during the three months ended March 31, 2023 was $79.17.
(3)The fair value of PSUs vested and converted to shares of the Company’s common stock was $8.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively.
Employee Stock Purchase Plan
There were no shares issued under the 2010 Employee Stock Purchase Plan during the three months ended March 31, 2024 and 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,771	$9,135
Operating cash flows from finance leases	263	170
Finance cash flows from finance leases	1,336	745
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$9,019	$(3,833)
Right-of-use assets obtained in exchange for new finance lease liabilities	9,006	318
Weighted-average remaining lease term - operating leases (in years)	7.10	7.18
Weighted-average remaining lease term - finance leases (in years)	3.17	3.07
Weighted-average discount rate - operating leases	6.58%	6.42%
Weighted-average discount rate - finance leases	6.87%	6.67%
______________
(1)For the three months ended March 31, 2023, this includes reductions of $6.2 million on the carrying value of the right-of-use assets held due to a reduction of the expected lease term.
As of March 31, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases are $142.0 million and $143.7 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2024, the Company has outstanding operating lease obligations of $189.6 million, of which $27.2 million is reported in operating lease liabilities, current portion and $162.4 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding operating lease obligations of $190.4 million, of which $29.4 million is reported in operating lease liabilities, current portion and $161.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of March 31, 2024 and December 31, 2023, the Company’s right-of-use assets from finance leases are $18.6 million and $11.3 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of March 31, 2024, the Company has outstanding finance lease obligations of $19.5 million, of which $6.4 million is reported in other current liabilities and $13.1 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding finance lease obligations of $11.9 million, of which $4.4 million is reported in other current liabilities and $7.5 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of the date of this Quarterly Report on Form 10-Q, amounts accrued for legal proceedings and regulatory matters were not material. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings. The Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow or liquidity.
Refer to the Company’s 2023 Form 10-K for detailed disclosures on legal matters that were settled in 2023.
(14) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS
During December 2021, the Company entered into an amended agreement (“Amended WEDC Agreement”) with the Wisconsin Economic Development Corporation (“WEDC”) to earn an additional $18.5 million in refundable tax credits on the condition that the Company expends $350.0 million in capital investments and establishes and maintains 1,300 additional full-time positions over a five-year period. The capital investment credits are earned at a rate of 10% of eligible capital investments up to a maximum of $7.0 million, while the jobs creation credits are earned annually pursuant to the agreement.
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
As of March 31, 2024, the Company has earned $11.0 million of the refundable tax credits under the Amended WEDC Agreement. The unpaid portion is $5.5 million, of which $4.2 million is reported in prepaid expenses and other current assets and $1.3 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur. During the three months ended March 31, 2024 and 2023, the amounts recorded as an offset to capital expenditures and operating expenses for the tax credits earned were not significant.
(15) ACQUISITIONS AND DIVESTITURES
Business Combinations
Resolution Bioscience, Inc.
On September 12, 2023, the Company completed the acquisition of all of the outstanding capital stock of Resolution Bioscience, Inc. (“Resolution Bioscience”) from Agilent Technologies, Inc. Resolution Bioscience develops and commercializes next-generation sequencing-based precision oncology solutions through its Clinical Laboratory Improvement Amendments (“CLIA”) certified lab based in Kirkland, Washington. The acquisition provides the Company with a high-quality blood-based therapy selection platform, complementing its comprehensive, tissue-based OncoExTra® test.
Refer to the Company’s 2023 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three months ended March 31, 2024, there were no significant changes to the purchase price and purchase price allocation. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the developed technology intangible asset.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Divestitures
Oncotype DX Genomic Prostate Score Test
On August 2, 2022, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) with MDxHealth SA (“MDxHealth”), the Company completed the sale of the intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test (“GPS test”), which will allow the Company to focus on the highest impact projects core to the Company’s vision. On August 23, 2023, the Company and MDxHealth executed the Second Amendment to the Asset Purchase Agreement (the “Second Amendment”). Under the Second Amendment, the Company agreed to allow MDxHealth to defer the 2023 contingent consideration payment by three years in exchange for additional consideration and more favorable contingent consideration terms, including elimination of the minimum revenue thresholds previously required to be met under the Asset Purchase Agreement. Refer to the Company’s 2023 Form 10-K for additional details on the agreements.
As of March 31, 2024 and December 31, 2023, a portion of the contingent consideration is classified as a contract asset. The contract asset was $41.4 million and $41.7 million as of March 31, 2024 and December 31, 2023, respectively. The contract asset was estimated using historical GPS test revenues by MDxHealth under the most likely method. The remaining consideration balance as of March 31, 2024 and December 31, 2023 was $31.6 million, which includes the amount earned during the 2023 earnout year and is classified as a receivable. The contract asset and receivable are included in other long-term assets, net on the condensed consolidated balance sheet. The Company recorded an insignificant contingent consideration loss for the three months ended March 31, 2024, which is included in other operating loss in the condensed consolidated statement of operations.
(16) SEGMENT INFORMATION
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

	Three Months Ended March 31,
(In thousands)	2024	2023
United States	$592,991	$565,182
Outside of United States	44,533	37,268
Total revenues	$637,524	$602,450
Long-lived assets located in countries outside of the U.S. are not significant.

(17) INCOME TAXES
The Company recorded income tax expense of $1.8 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company’s income tax expense recorded during the three months ended March 31, 2024 is primarily related to current foreign and state tax expense. A deferred tax liability of $18.2 million and $17.3 million was recorded as of March 31, 2024 and December 31, 2023, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had $38.2 million and $36.4 million of unrecognized tax benefits at March 31, 2024 and December 31, 2023, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of March 31, 2024, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2024, and to state income tax examinations for the tax years 2000 through 2024. No interest or penalties related to income taxes have been accrued or recognized as of March 31, 2024.

The Organization for Economic Co-operation and Development has endorsed a framework (“Pillar Two”) with model rules introducing a global minimum corporate tax rate via a system where multinational groups with consolidated revenue over €750M are subject to a minimum effective tax rate of 15% on income arising in low-tax jurisdictions on a country-by-country basis. Many countries have implemented laws based on these model rules, with effective dates beginning January 1, 2024. These rules do not have a material impact on the Company for the current period and, as currently designed, are not expected to materially increase the Company’s global tax costs. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

(18) SUBSEQUENT EVENTS
Convertible Notes
On April 17, 2024, the Company entered into privately negotiated agreements (the “Agreements”) with certain holders of the Company’s 2028 Notes. Pursuant to the Agreements, the Company issued $620.7 million aggregate principal amount of a new series of Convertible Notes due in 2031 (the “2031 Notes”) in exchange for (i) the retirement of $359.7 million in aggregate principal amount of 2028 Notes, and (ii) payment to the Company of $266.8 million in cash. The net proceeds from the issuance of the 2031 Notes were approximately $259.8 million, after deducting commissions and the offering expenses payable by the Company. The exchange of the 2028 Notes is preliminarily expected to be accounted for as an extinguishment that will result in a gain or loss on settlement of convertible notes in the second quarter of 2024, which will be included in interest income (expense), net in the condensed consolidated statement of operations. The 2031 Notes will mature on April 15, 2031 and bear interest at a rate of 1.75% per year, payable semiannually in arrears on October 15 and April 15 of each year, beginning on October 15, 2024.
TARDIS License Agreement
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology, as further described in Note 10, and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The Company will measure the termination payments at fair value and recognize the expense incurred in the second quarter of 2024, which will be included in research and development expenses in the condensed consolidated statement of operations. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments as described in Note 10. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of this Management's Discussion and Analysis is to better allow our investors to understand and view our Company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, which has been filed with the U.S. Securities and Exchange Commission (“SEC”) (the “2023 Form 10-K”).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; expectations for development of new or improved products and services and their impact on patients; our strategies, positioning, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our ability to meet demand for our products and services; our reliance upon certain suppliers, including suppliers that are the sole source of certain supplies and products used in our tests and operations; approval and maintenance of adequate reimbursement rates for our products and services within and outside of the U.S.; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to successfully develop and commercialize new products and services and assess potential market opportunities; our ability to effectively enter into and utilize strategic partnerships and acquisitions; our success establishing and maintaining collaborative, licensing and supplier arrangements; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to protect and enforce our intellectual property; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities; our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness; the potential effects of changing macroeconomic conditions, including the effects of inflation, interest rate and foreign currency exchange rate fluctuations, and geopolitical conflict; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the possibility that costs or difficulties related to the integration of acquired businesses’ operations or the divestiture of business operations will be greater than expected and the possibility that integration or divestiture efforts will disrupt our business and strain management time and resources; the outcome of any litigation, government investigations, enforcement actions or other legal proceedings; and our ability to retain and hire key personnel. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2023 Form 10-K and subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview
A leading provider of cancer screening and diagnostic tests, Exact Sciences Corporation (together with its subsidiaries, “Exact,” “we,” “us,” “our” or the “Company”) gives patients and health care professionals the clarity needed to take life-changing action earlier. Building on the success of the Cologuard® and Oncotype DX® tests, we are investing in our pipeline to develop innovative solutions for use before, during, and after a cancer diagnosis.
During the first quarter of 2024, we achieved many critical milestones, including:
•testing more than a million people globally for cancer and rare diseases,
•being recognized as a Gallup Exceptional Workplace, a prestigious award given to only 60 companies worldwide,
•increasing our Cologuard test adoption in large, organized screening programs and in federally qualified health clinics,
•expanding the number of Oncotype DX international ordering providers by over 20% since the first quarter of 2023,
•launching our hereditary cancer test, RiskguardTM, through our oncology channel,
•announcing The New England Journal of Medicine published results of our pivotal BLUE-C study, which will support U.S. Food and Drug Administration (“FDA”) approval of our Cologuard PlusTM test,
•generating evidence to support future tests, including Oncodetect™, our molecular residual disease (“MRD”) test.

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
Riskguard, our hereditary cancer test, helps people understand their inherited risk of cancer, arming them with critical information to make better treatment decisions.

Our Precision Oncology Tests
Our precision oncology portfolio delivers actionable genomic insights to inform prognosis and cancer treatment after a diagnosis. In breast cancer, the Oncotype DX Breast Recurrence Score® test is the only test shown to predict the likelihood of chemotherapy benefit as well as the chance of cancer recurrence in the most common sub-type of early-stage breast cancer. As the only test proven to predict both the likelihood of chemotherapy benefit and cancer recurrence, the Oncotype DX test is recognized globally as standard of care and is included in all major breast cancer treatment guidelines. The OncoExTra® test applies comprehensive tumor profiling, utilizing whole exome and whole transcriptome sequencing, to aid in therapy selection for patients with advanced, metastatic, refractory, relapsed, or recurrent cancer. With an extensive panel of approximately 20,000 genes and 169 introns, the OncoExTra test is one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today. We enable patients to take a more active role in their cancer care and makes it easy for providers to order tests, interpret results, and personalize medicine.

International Business Background and Products
We commercialize or plan to commercialize our Oncotype® tests internationally through employees in Canada, Japan and a number of European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in approximately 120 countries outside of the U.S. We do not offer our Cologuard test outside of the U.S.

Pipeline Research and Development
Our research and development efforts are focused on developing new products and enhancing existing products to address unmet cancer needs and expand the clinical utility and addressable patient populations for our existing tests. We are focused on enhancing our Cologuard test’s performance characteristics and developing tissue, blood, and other sample type tests. These development efforts may lead to a variety of new products, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metastatic disease treatment selection, and patient monitoring.
Through our collaboration with Mayo Foundation for Medical Education and Research (“Mayo”), we have successfully performed validation studies involving multiple types of cancer using tissue, blood, and other sample types. In September 2020, Mayo agreed to make available certain personnel to provide us research and development assistance through January 2025. Through recent business development activities, we have also acquired exclusive access to technologies developed by The Johns Hopkins University, Broad Institute, Inc. (“Broad Institute”), Oxford University, and the Ludwig Institute for Cancer Research.
We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening. Over the past decade, together with Mayo, we have been seeking to improve our Cologuard test’s performance characteristics, focusing on reducing the false positive rate of the test. In March 2024, the New England Journal of Medicine published our Cologuard Plus test results from the pivotal BLUE-C study, showing overall sensitivity of 94% for colorectal cancer at specificity of 91%, which is a 30% relative improvement compared to the false positive rate observed in the DeeP-C study for our Cologuard test. We submitted the final module of the Cologuard Plus test premarket approval application to the FDA in December 2023, and expect a decision in late 2024. We are also working to develop a blood-based screening test for colorectal cancer as a second-line option for people who haven't been screened with more accurate methods.
•Multi-Cancer Screening Test Development. We are currently seeking to develop a multi-cancer screening test, which will be branded as CancerguardTM, to help detect many different types of cancer from a single blood draw. In September 2022, we presented data at the European Society for Medical Oncology (“ESMO”) Congress from a biomarker validation study, which demonstrated the ability to detect cancer signals from 15 organ sites with a mean sensitivity of 61% and mean specificity of 98.2%. The multi-biomarker approach detected stage I and stage II cancers with a combined sensitivity of 38.7%. In June 2023, we announced a collaboration with Baylor Scott & White to utilize our Cancerguard test within a subset of their clinics to generate real-world experience and evidence of our multi-cancer screening approach. In April 2024, we presented late-breaking data at the American Association for Cancer Research (“AACR”) annual meeting from the first analysis of ASCEND-2, a multi-center, prospective, case-control study of over 11,000 clinically characterized participants. These results validate the sensitivity and specificity of our multi-biomarker class approach across a broad range of cancer types, including the most aggressive cancers and cancers with no current standard of care for screening. We plan to share additional analyses from ASCEND-2 at upcoming scientific conferences. In the future, we plan to begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be the largest prospective, interventional multi-cancer screening trial ever conducted in the U.S.

•MRD Test Development. We plan to offer our Oncodetect test, a tumor-informed MRD test to help detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial cancer treatment. This test will help patients and oncologists understand the success of initial treatment, guide further treatment, and monitor for cancer recurrence. Our goal is to support all patients in MRD and recurrence monitoring, whether there is access to tumor tissue to inform patient-specific biomarker targets or no access to tissue and a predefined biomarker panel is used. We recently completed analytical validation of our tumor-informed platform utilizing colorectal cancer samples and are currently conducting a clinical validation study that will be submitted to MolDx for approval and subsequent Medicare reimbursement. In June 2023, we entered into a sponsored research agreement and exclusive license agreement with Broad Institute to utilize their Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology to further our ability to develop and launch impactful MRD tests. We are developing the MAESTRO platform for use in certain future MRD tests.
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
Bring our Portfolio to Life
We will focus on advancing new tests in our highest priority programs including colorectal cancer screening, MRD, and multi-cancer screening. We plan to continue investing in our clinical trials to enhance existing products and bring new products to patients and providers, including obtaining FDA approval and securing coverage for our next generation Cologuard test, Cologuard Plus.
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
Recent Developments and Trends
We estimate there are up to 60 million Americans that are not up to date with their colon cancer screenings. The capacity for screening colonoscopies in the U.S. is relatively fixed because it is dependent on the number of gastroenterologists available to perform the procedures. Health systems and health care providers are motivated to increase screening rates because they are measured as part of the Healthcare Effectiveness Data and Information Set (“HEDIS”) and Medicare Stars quality measure systems. More health systems are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures. We aim to partner with them to implement our Cologuard test as an essential part of their screening toolkit and embed it in their workflows. We continue to implement more electronic ordering interfaces connecting health systems to Exact Sciences. Our Cologuard test market share is increasing in larger health systems, helping us screen more Americans.

We have an opportunity to impact even more lives by increasing adoption of Oncotype DX tests internationally. In 2023, we secured reimbursement for the Oncotype DX test in Japan. Breast cancer is the most common cancer among Japanese women, with about 45,000 new diagnoses of early-stage HR+, HER2- breast cancer each year. With reimbursement in place, we estimate that more than 100 women a day could learn if their cancer is likely to recur, and potentially be spared of unnecessary chemotherapy.

Results of Operations
We have incurred losses since our inception and, as of March 31, 2024, we had an accumulated deficit of approximately $3.58 billion. While our operating results have continued to improve, we expect to incur net losses for the near future, and it is possible we may never become profitable or sustain profitability.
Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while our Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.

	Three Months Ended March 31,
Amounts in millions	2024	2023	Change
Screening	$474.8	$443.2	$31.6
Precision Oncology	162.7	155.4	7.3
COVID-19 Testing	—	3.8	(3.8)
Total	$637.5	$602.5	$35.1
The increase in Screening revenue was mainly due to an increase in the number of completed Cologuard tests. The increase in completed Cologuard tests for the three months ended March 31, 2024 was due to improved sales team productivity, growth across all customer segments, organized screening programs, and more patients rescreening with our Cologuard test. The increase in Precision Oncology revenue was mainly due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally, led by increased number of international ordering providers. We discontinued our COVID-19 testing business in the second quarter of 2023 due to lower demand, which led to the decrease in COVID-19 testing revenue. A discussion on our COVID-19 testing business was provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% and 2% of revenue recorded in our condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023, respectively. The impact to revenue for the three months ended March 31, 2024 was not significant. The impact to revenue for the three months ended March 31, 2023 resulted in recognition of $11.7 million, which was due to improvements made in our billing systems and processes, including international contracting and collections.
We expect continuing revenue growth for our Cologuard and Oncotype tests subject to seasonal variability. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.

Cost of sales (exclusive of amortization of acquired intangible assets). The increase in cost of sales for the three months ended March 31, 2024 was primarily due to an increase in production costs and personnel expenses, which was a result of an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. Cost of sales (exclusive of amortization of acquired intangible assets) as a percentage of revenue was consistent for the three months ended March 31, 2024 and March 31, 2023. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended March 31,
Amounts in millions	2024	2023	Change
Production costs	$98.1	$92.7	$5.4
Personnel expenses	50.2	45.0	5.2
Facility and support services	15.6	13.6	2.0
Stock-based compensation	5.2	4.9	0.3
Other cost of sales expenses	1.0	0.7	0.3
Total cost of sales expense	$170.1	$156.9	$13.2
Research and development expenses. The increase in research and development expenses for the three months ended March 31, 2024 was primarily due to an increase in personnel expenses and direct research and development costs due to an increase in headcount and other resources needed to support our ongoing clinical trials and other research and development efforts. Our direct research and development costs, which represent a significant portion of our research and development expenses, are primarily related to clinical trial expenses for our BLUE-C clinical study, as well as research related expenses for the development of our MRD and multi-cancer screening tests. The increase in direct research and development costs for the three months ended March 31, 2024 was primarily due to costs incurred related to our clinical study research activities described in more detail in the Pipeline Research and Development section above, which increased throughout 2023 and into the first quarter of 2024. These costs were offset slightly by a decrease in expenses related to the BLUE-C study. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended March 31,
Amounts in millions	2024	2023	Change
Personnel expenses	$53.0	$43.7	$9.3
Direct research and development	29.7	23.3	6.4
Facility and support services	14.2	14.6	(0.4)
Stock-based compensation	11.7	9.7	2.0
Professional fees	1.8	1.6	0.2
Other research and development	0.2	2.5	(2.3)
Total research and development expenses	$110.6	$95.4	$15.2

Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2024 stayed relatively consistent compared to the three months ended March 31, 2023. This is a result of continued efforts over the past two years to reduce sales and marketing spend by leveraging our sales teams and focusing on high impact sales and marketing initiatives. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in sales and marketing to address demand for current products and the launch of new products, while continuing to decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services.

	Three Months Ended March 31,
Amounts in millions	2024	2023	Change
Personnel expenses	$109.9	$110.3	$(0.4)
Direct marketing costs	47.2	47.3	(0.1)
Stock-based compensation	16.7	12.7	4.0
Professional and legal fees	15.4	11.0	4.4
Facility and support services	2.8	4.5	(1.7)
Other sales and marketing expenses	0.4	1.2	(0.8)
Total sales and marketing expenses	$192.4	$187.0	$5.4
General and administrative expenses. The increase in general and administrative expenses for the three months ended March 31, 2024 was primarily due to an increase in personnel and stock-based compensation expenses to support the growth in our operations. In addition, the increase in other general and administrative expenses was primarily due to a $5.6 million loss for the three months ended March 31, 2024 compared to a gain of $8.9 million for the three months ended March 31, 2023 as a result of the change in fair value of our outstanding contingent consideration liabilities as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The decrease in professional and legal fees was a result of our civil investigative demand with the U.S. Department of Justice (“DOJ”) and a qui tam lawsuit, which were settled in 2023, as further described in Note 15 of our Annual Report on Form 10-K for the year ended December 31, 2023. We expect general and administrative expenses throughout the remainder of 2024 will remain relatively consistent with costs incurred in the first quarter. We expect general and administrative expenses to decrease over time as we leverage efficiencies in our personnel and information technology systems.

	Three Months Ended March 31,
Amounts in millions	2024	2023	Change
Personnel expenses	$114.1	$98.4	$15.7
Facility and support services	45.0	42.8	2.2
Professional and legal fees	37.5	47.1	(9.6)
Stock-based compensation	26.8	21.8	5.0
Other general and administrative	19.7	7.2	12.5
Total general and administrative expenses	$243.1	$217.3	$25.8
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $23.3 million for the three months ended March 31, 2024 compared to $22.9 million for the three months ended March 31, 2023. The increase was primarily due to amortization of the intangible asset acquired as part of our acquisition of Resolution Bioscience in September 2023.
Impairment of long-lived assets. Impairment of long-lived assets was $4.4 million for the three months ended March 31, 2024, compared to $0.1 million for the three months ended March 31, 2023. The impairment charges recorded during the three months ended March 31, 2024 and 2023 related to certain of our domestic facilities.
Other operating loss. Other operating loss was $0.3 million for the three months ended March 31, 2024 compared to zero for the three months ended March 31, 2023. The loss recorded for the three months ended March 31, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test to MDxHealth SA.

Investment income, net. Investment income, net increased to $6.2 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. Investment income for the three months ended March 31, 2024 and 2023 was primarily due to gains recorded on our marketable securities.
Interest income (expense), net. Interest expense was $7.9 million for the three months ended March 31, 2024 compared to net interest income of $4.1 million for the three months ended March 31, 2023. Interest expense recorded from our outstanding convertible notes totaled $6.2 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively. Net interest income for the three months ended March 31, 2023 included a net gain on settlement of convertible notes of $10.3 million. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax expense. Income tax expense increased to $1.8 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023. Income tax expense for the three months ended March 31, 2024 and 2023 was primarily related to current foreign and state tax expense.
Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at March 31, 2024, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. PNC Bank, National Association has issued letters of credit totaling $4.4 million, which reduces the amount available for cash advances under the line of credit to $145.6 million. As of March 31, 2024, we had not drawn any funds under the Revolver. In addition to the Revolver, we have an outstanding balance of $50.0 million under an $150.0 million accounts receivable securitization facility (the “Securitization Facility”) as of March 31, 2024, which will mature in June 2024. Upon maturity of the Securitization Facility in June 2024, we will repay the outstanding balance or refinance. Any refinancing is subject to market conditions and other factors, including evaluating other financing options available to us. If we do not refinance, we currently have the ability and resources to repay the balance in cash. The Revolver and Securitization Facility are further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2024, we had approximately $347.5 million in unrestricted cash and cash equivalents and approximately $304.6 million in marketable securities.
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

Cash Flows

	Three Months Ended March 31,
Amounts In millions	2024	2023
Net cash used in operating activities	$(82.3)	$(38.2)
Net cash provided by (used in) investing activities	(171.4)	82.9
Net cash provided by (used in) financing activities	(3.0)	133.6
Operating activities
The cash used in operating activities for the three months ended March 31, 2024 was primarily to fund our net loss. The increase to our net loss was driven by an increase in operating expenses as discussed in the Results of Operations section above, offset by an increase to revenue as a result of an increase in the number of completed Cologuard and Oncotype tests. The increase in cash used in operating activities for the three months ended March 31, 2024 was also due to timing of payments on our accounts payable and accrued expenses, and an increase in cost of sales to support the increase in completed Cologuard and Oncotype tests.
Investing activities
The increase in cash used in investing activities for the three months ended March 31, 2024 compared to cash provided by investing activities for the three months ended March 31, 2023 was due to a net increase of $246.1 million in cash used for purchases, maturities and sales of marketable securities as a result of a change in investing strategy towards more fixed income securities compared to money market funds as money market yields have decreased. We also increased our purchases of property, plant and equipment by $8.3 million due to additional investments in information technology infrastructure and lab automation.
Financing activities
The decrease in cash provided by financing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to proceeds of $138.0 million from the issuance of convertible notes in the first quarter of 2023.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2023 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2023 Form 10-K. Other than the matters described below, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the three months ended March 31, 2024.
In April 2024, we entered into privately negotiated agreements (the “Agreements”) with certain holders of our 2028 Notes. Pursuant to the Agreements, we issued $620.7 million aggregate principal amount of a new series of Convertible Notes due in 2031 (the “2031 Notes”) in exchange for (i) the retirement of $359.7 million in aggregate principal amount of 2028 Notes, and (ii) payment to the Company of $266.8 million in cash. The net proceeds from the issuance of the Notes were approximately $259.8 million, after deducting commissions and the offering expenses payable by the Company. The 2031 Notes mature on April 15, 2031 and bear interest at a fixed rate of 1.75% per year, payable semiannually in arrears on October 15 and April 15 of each year, beginning on October 15, 2024.
As of March 31, 2024, we had no off-balance sheet arrangements.

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
For a discussion of our critical accounting policies and estimates, refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 1 of our condensed consolidated financial statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of March 31, 2024 and December 31, 2023 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of March 31, 2024, we had $50.0 million in outstanding variable rate debt. Based on a hypothetical 100 basis point increase in market interest rates, annual interest expense on variable rate debt as of March 31, 2024 would increase by approximately $0.5 million. If we were to draw down additional amounts under either our Revolving Loan or Securitization Facility, the impact of increases in prevailing market interest rates would be even greater. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2024, we had open foreign currency forward contracts with notional amounts of $46.2 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2023 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2023 Form 10-K.
The FDA’s recently announced new final rule addressing the regulation of laboratory developed tests could affect our operations.
On May 6, 2024, FDA published a final rule which amends the FDA’s regulations to make explicit that laboratory developed tests (“LDTs”) are regulated as “devices” under the Federal Food, Drug, and Cosmetic Act. In addition, the FDA issued a policy to phase out, over the course of four years, its general enforcement discretion approach to LDTs and also issued targeted enforcement discretion policies for certain categories of LDTs. The Company is currently assessing how these regulatory changes may affect our operations, including certain tests within our portfolio.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the first quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Certificate of Amendment, dated July 23, 2020, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Certificate of Amendment, dated June 9, 2023, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	6/12/2023	001-35092

3.4	Seventh Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.2)	6/12/2023	001-35092

10.1	Employment Agreement, dated April 15, 2024, by and between Aaron Bloomer and the Registrant	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended March 31, 2024 filed on May 8, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended March 31, 2024, filed with the Securities and Exchange Commission on May 8, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 8, 2024	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Jeffrey T. Elliott
Jeffrey T. Elliott
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)