Form 10-Q
period 2024-06-30
EXACT SCIENCES CORP
filed 2024-07-31
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2024, the registrant had 184,769,862 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$530,180	$605,378
Marketable securities	416,602	172,266
Accounts receivable, net	263,865	203,623
Inventory	127,373	127,475
Prepaid expenses and other current assets	114,467	85,627
Total current assets	1,452,487	1,194,369
Long-term Assets:
Property, plant and equipment, net	703,083	698,354
Operating lease right-of-use assets	139,807	143,708
Goodwill	2,366,972	2,367,120
Intangible assets, net	1,843,478	1,890,396
Other long-term assets, net	167,468	177,387
Total assets	$6,673,295	$6,471,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,980	$78,816
Accrued liabilities	302,540	341,683
Operating lease liabilities, current portion	27,096	29,379
Convertible notes, net, current portion	248,923	—
Debt, current portion	—	50,000
Other current liabilities	37,103	14,823
Total current liabilities	668,642	514,701
Long-term liabilities:
Convertible notes, net, less current portion	2,317,948	2,314,276
Other long-term liabilities	326,678	335,982
Operating lease liabilities, less current portion	167,665	161,070
Total liabilities	3,480,933	3,326,029
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—184,668,188 and 181,364,180 shares at June 30, 2024 and December 31, 2023	1,848	1,815
Additional paid-in capital	6,786,668	6,611,237
Accumulated other comprehensive income (loss)	(943)	1,428
Accumulated deficit	(3,595,211)	(3,469,175)
Total stockholders’ equity	3,192,362	3,145,305
Total liabilities and stockholders’ equity	$6,673,295	$6,471,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$699,264	$622,093	$1,336,788	$1,224,543

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	189,848	156,991	359,949	313,857
Research and development	120,884	104,095	231,492	199,514
Sales and marketing	185,270	176,490	377,635	363,454
General and administrative	201,856	237,965	444,973	455,260
Amortization of acquired intangible assets	23,311	22,929	46,622	45,857
Impairment of long-lived assets	8,152	552	12,598	621
Total operating expenses	729,321	699,022	1,473,269	1,378,563

Other operating income	3,800	—	3,532	—
Loss from operations	(26,257)	(76,929)	(132,949)	(154,020)

Other income (expense)
Investment income, net	11,801	4,828	18,014	5,318
Interest income (expense), net	111	(7,818)	(7,832)	(3,711)
Total other income (expense)	11,912	(2,990)	10,182	1,607

Net loss before tax	(14,345)	(79,919)	(122,767)	(152,413)

Income tax expense	(1,463)	(1,107)	(3,269)	(2,764)

Net loss	$(15,808)	$(81,026)	$(126,036)	$(155,177)

Net loss per share—basic and diluted	$(0.09)	$(0.45)	$(0.69)	$(0.87)

Weighted average common shares outstanding—basic and diluted	184,313	180,204	183,332	179,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(15,808)	$(81,026)	$(126,036)	$(155,177)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	(138)	937	(925)	3,904
Foreign currency adjustment	(306)	59	(1,446)	609
Comprehensive loss	$(16,252)	$(80,030)	$(128,407)	$(150,664)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2024	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options, net of shares withheld for taxes	71,537	1	(1,409)	—	—	(1,408)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,792,087	17	(61)	—	—	(44)
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Stock-based compensation expense	—	—	60,370	—	—	60,370
Net loss	—	—	—	—	(110,228)	(110,228)
Other comprehensive loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2024	183,845,188	$1,839	$6,710,681	$(499)	$(3,579,403)	$3,132,618
Exercise of common stock options, net of shares withheld for taxes	8,184	1	42	—	—	43
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	210,590	2	(6)	—	—	(4)
Stock-based compensation expense	—	—	56,555	—	—	56,555
Purchase of employee stock purchase plan shares	604,226	6	19,396	—	—	19,402
Net loss	—	—	—	—	(15,808)	(15,808)
Other comprehensive loss	—	—	—	(444)	—	(444)
Balance, June 30, 2024	184,668,188	$1,848	$6,786,668	$(943)	$(3,595,211)	$3,192,362

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2023	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options, net of shares withheld for taxes	88,228	1	963	—	—	964
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,299,071	13	(13)	—	—	—
Issuance of common stock to fund the Company’s 2022 401(k) match	517,215	5	35,072	—	—	35,077
Stock-based compensation expense	—	—	49,139	—	—	49,139
Net loss	—	—	—	—	(74,151)	(74,151)
Other comprehensive income	—	—	—	3,517	—	3,517
Balance, March 31, 2023	179,830,145	$1,799	$6,396,805	$(1,719)	$(3,339,177)	$3,057,708
Exercise of common stock options	36,728	1	851	—	—	852
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	134,002	1	(1)	—	—	—
Issuance of common stock to fund the Company’s 2022 401(k) match	335	—	23	—	—	23
Stock-based compensation expense	—	—	61,725	—	—	61,725
Purchase of employee stock purchase plan shares	544,453	5	16,339	—	—	16,344
Net loss	—	—	—	—	(81,026)	(81,026)
Other comprehensive income	—	—	—	996	—	996
Balance, June 30, 2023	180,545,663	$1,806	$6,475,742	$(723)	$(3,420,203)	$3,056,622
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(126,036)	$(155,177)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	60,319	54,325
Loss on non-marketable and marketable equity investments	1,115	4,741
Deferred tax expense	2,225	672
Stock-based compensation	116,925	110,864
Gain on settlements of convertible notes, net	(10,254)	(10,324)
Amortization of acquired intangible assets	46,622	45,857
Impairment of long-lived assets	12,598	621
Remeasurement of contingent consideration from sale of asset	(3,532)	—
Remeasurement of contingent consideration liabilities	(7,636)	(4,687)
Non-cash lease expense	14,042	13,777
Other	(2,667)	3,965
Changes in assets and liabilities:
Accounts receivable, net	(60,901)	(20,492)
Inventory, net	96	(12,531)
Operating lease liabilities	(12,957)	(12,766)
Accounts payable and accrued liabilities	(17,865)	48,754
Other assets	2,719	(9,624)
Other liabilities	9,941	4,234
Net cash provided by operating activities	24,754	62,209
Cash flows from investing activities:
Purchases of marketable securities	(324,372)	(50,656)
Maturities and sales of marketable securities	80,335	270,825
Purchases of property, plant and equipment	(73,515)	(64,081)
Purchases of non-marketable investments	(810)	(6,173)
Other investing activities	(205)	(500)
Net cash provided by (used in) investing activities	(318,567)	149,415
Cash flows from financing activities:
Proceeds from exercise of common stock options, net of cash paid for taxes	(1,365)	1,816
Proceeds in connection with the Company’s employee stock purchase plan	19,402	16,344
Proceeds from issuance of convertible notes	266,750	137,976
Payments on accounts receivable securitization facility	(50,000)	—
Other financing activities	(13,186)	(6,499)
Net cash provided by financing activities	221,601	149,637
Effects of exchange rate changes on cash and cash equivalents	(1,446)	609
Net increase (decrease) in cash, cash equivalents and restricted cash	(73,658)	361,870
Cash, cash equivalents and restricted cash, beginning of period	609,675	242,790
Cash, cash equivalents and restricted cash, end of period	$536,017	$604,660

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$12,442	$7,850
Supplemental disclosure of cash flow information:
Interest paid	$11,971	$7,385
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$530,180	$604,363
Restricted cash — included in other long-term assets, net	5,837	297
Total cash, cash equivalents and restricted cash	$536,017	$604,660
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
Significant Accounting Policies
During the six months ended June 30, 2024, there were no changes to the Company’s significant accounting policies as described in the Company’s 2023 Form 10-K, except as described in the Recently Adopted Accounting Pronouncements sections below.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2024	2023
Shares issuable upon conversion of convertible notes	26,526	23,231
Shares issuable upon the release of restricted stock awards	7,781	6,590
Shares issuable upon the release of performance share units	2,104	1,569
Shares issuable upon exercise of stock options	1,128	1,366
	37,539	32,756

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Screening
Medicare Parts B & C	$195,337	$176,016	$369,127	$347,746
Commercial	283,729	245,748	537,872	478,781
Other	52,540	41,023	99,405	79,455
Total Screening	531,606	462,787	1,006,404	905,982
Precision Oncology
Medicare Parts B & C	$47,467	$47,588	$95,517	$94,969
Commercial	49,187	46,212	95,887	91,144
International	46,722	35,586	91,255	72,854
Other	24,282	27,788	47,725	53,639
Total Precision Oncology	167,658	157,174	330,384	312,606
COVID-19 Testing	$—	$2,132	$—	$5,955
Total	$699,264	$622,093	$1,336,788	$1,224,543
Screening revenue primarily includes laboratory service revenue from Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2024. Adjustments to revenue recognized during the period relating to prior period estimates were less than 2% of revenue recorded in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not significant as of June 30, 2024 and December 31, 2023.
Revenue recognized for the three and six months ended June 30, 2024 and 2023 that was included in the deferred revenue balance at the beginning of the period was not significant.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents
Cash and money market	$519,836	$530,100
Cash equivalents	10,344	75,278
Total cash and cash equivalents	530,180	605,378
Marketable securities
Available-for-sale debt securities	$414,271	$168,425
Equity securities	2,331	3,841
Total marketable securities	416,602	172,266
Total cash, cash equivalents and marketable securities	$946,782	$777,644
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at June 30, 2024, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$10,344	$—	$—	$10,344
Total cash equivalents	10,344	—	—	10,344
Marketable securities
Corporate bonds	$203,728	$160	$(600)	$203,288
U.S. government agency securities	118,753	3	(130)	118,626
Asset backed securities	87,718	21	(325)	87,414
Commercial paper	4,943	—	—	4,943
Total marketable securities	415,142	184	(1,055)	414,271
Total available-for-sale securities	$425,486	$184	$(1,055)	$424,615
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (loss) (“AOCI”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2023, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$72,243	$—	$—	$72,243
U.S. government agency securities	3,035	—	—	3,035
Total cash equivalents	75,278	—	—	75,278
Marketable securities
U.S. government agency securities	$56,594	$166	$(44)	$56,716
Corporate bonds	55,712	175	(59)	55,828
Asset backed securities	35,081	65	(249)	34,897
Commercial paper	20,984	—	—	20,984
Total marketable securities	168,371	406	(352)	168,425
Total available-for-sale securities	$243,649	$406	$(352)	$243,703
______________
(1)There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at June 30, 2024:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$10,344	$10,344	$—	$—
Total cash equivalents	10,344	10,344	—	—
Marketable securities
U.S. government agency securities	$108,950	$108,844	$9,803	$9,782
Corporate bonds	46,393	46,288	157,335	157,000
Asset backed securities	5,901	5,892	81,817	81,522
Commercial paper	4,943	4,943	—	—
Total marketable securities	166,187	165,967	248,955	248,304
Total available-for-sale securities	$176,531	$176,311	$248,955	$248,304

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of June 30, 2024 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$129,953	$(578)	$4,720	$(22)	$134,673	$(600)
U.S. government agency securities	108,835	(108)	3,913	(22)	112,748	(130)
Asset backed securities	53,722	(211)	6,532	(114)	60,254	(325)
Total available-for-sale securities	$292,510	$(897)	$15,165	$(158)	$307,675	$(1,055)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2024 and December 31, 2023 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not material for the three and six months ended June 30, 2024 and 2023.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$52,363	$58,593
Semi-finished and finished goods	75,010	68,882
Total inventory	$127,373	$127,475

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	June 30, 2024	December 31, 2023
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	228,513	214,562
Land improvements	15 years	6,747	6,729
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	198,247	168,131
Machinery and equipment	3 - 10 years	308,052	290,294
Furniture and fixtures	3 - 10 years	36,278	35,756
Assets under construction	n/a	100,653	104,592
Property, plant and equipment, at cost		1,173,983	1,115,557
Accumulated depreciation		(470,900)	(417,203)
Property, plant and equipment, net		$703,083	$698,354
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended June 30, 2024 and 2023 was $29.7 million and $27.5 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $60.3 million and $54.3 million, respectively.
At June 30, 2024, the Company had $100.7 million of assets under construction, which consisted of $62.6 million in machinery and equipment, $24.8 million in capitalized costs related to software projects, $8.1 million in leasehold and building improvements, $5.1 million related to buildings, and minimal furniture and fixtures. Depreciation will begin on these assets once they are placed into service upon completion.

(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of June 30, 2024:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at June 30, 2024
Finite-lived intangible assets
Trade name	11.2	$104,000	$(31,528)	$72,472
Customer relationships	6.5	4,000	(1,111)	2,889
Patents and licenses	5.9	11,542	(10,324)	1,218
Acquired developed technology (1)	6.8	887,352	(370,453)	516,899
Total finite-lived intangible assets		1,006,894	(413,416)	593,478
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,256,894	$(413,416)	$1,843,478

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
As of June 30, 2024 the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2024 (remaining six months)	$46,288
2025	91,860
2026	90,800
2027	90,800
2028	90,800
Thereafter	182,930
$593,478
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
There were no impairment losses recorded on finite-lived intangible assets during the three and six months ended June 30, 2024 and 2023. Updates to key assumptions used to calculate the fair value of the Company’s in-process research and development asset (“IPR&D”) could change the Company’s estimate that it will recover the carrying amount of the IPR&D asset in the near term.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The change in the carrying amount of goodwill for the periods ended June 30, 2024 and December 31, 2023 is as follows:

(In thousands)
Balance, January 1, 2023	$2,346,040
Resolution Bioscience acquisition	20,692
Effects of changes in foreign currency exchange rates (1)	388
Balance, December 31, 2023	2,367,120
Resolution Bioscience acquisition adjustment	205
Effects of changes in foreign currency exchange rates (1)	(353)
Balance June 30, 2024	$2,366,972
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra.
There were no impairment losses for the three and six months ended June 30, 2024 and 2023.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of June 30, 2024 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$519,836	$519,836	$—	$—
U.S. government agency securities	10,344	—	10,344	—
Restricted cash (1)	5,837	5,837	—	—
Marketable securities
Corporate bonds	$203,288	$—	$203,288	$—
U.S. government agency securities	118,626	—	118,626	—
Asset backed securities	87,414	—	87,414	—
Commercial paper	4,943	—	4,943	—
Equity securities	2,331	2,331	—	—
Non-marketable securities	$1,057	$—	$—	$1,057
Liabilities
Contingent consideration	$(277,921)	$—	$—	$(277,921)
Total	$675,755	$528,004	$424,615	$(276,864)
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There have been no material changes in valuation techniques or transfers between fair value measurement levels during the three and six months ended June 30, 2024. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
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

(In thousands)	Non-Marketable Securities
Beginning balance, January 1, 2024	$7,650
Changes in fair value	(343)
Settlement of non-marketable securities	(6,250)
Ending balance, June 30, 2024	$1,057
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $277.9 million and $288.7 million as of June 30, 2024 and December 31, 2023, respectively, of which $19.0 million was included in other current liabilities and $258.9 million was included in other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2024. The contingent consideration liabilities were included in other long-term liabilities as of December 31, 2023.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

(In thousands)	Contingent Consideration
Beginning balance, January 1, 2024	$288,657
Changes in fair value (1)	(7,636)
Payments (2)	(3,100)
Ending balance, June 30, 2024	$277,921
______________
(1)The change in fair value of the contingent consideration liability was an increase of $4.2 million and a reduction of $4.7 million for the three and six months ended June 30, 2023, respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations.
(2)Payment was made in the second quarter of 2024 to settle the contingent consideration liability previously recorded related to the Company’s acquisition of OmicEra.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra related to regulatory and product development milestones was $277.9 million and $288.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company evaluates the fair value of the expected contingent consideration and the corresponding liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the expected contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% and 89% as of June 30, 2024 and December 31, 2023, respectively, and a weighted average present-value factor of 6.1% and 5.8% as of June 30, 2024 and December 31, 2023, respectively. The projected fiscal year of payment range is from 2025 to 2031. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
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
Non-Marketable Equity Investments
Non-marketable equity securities without readily determinable fair values, which are classified as a component of other long-term assets, net, had the following cumulative upward and downward adjustments and aggregate carrying amounts:

(In thousands)	June 30, 2024	June 30, 2023
Cumulative upward adjustments (1)	$5,102	$779
Cumulative downward adjustments and impairments (2)	15,071	12,528
Aggregate carrying value (3)	52,227	34,197
_________________________________
(1)    There were no material upward adjustments recorded on non-marketable equity securities held for the three and six months ended June 30, 2024 and 2023.
(2)    There were no material downward adjustments or impairments recorded on non-marketable equity securities held for the three and six months ended June 30, 2024 and 2023, respectively.
(3)    The aggregate carrying value of non-marketable equity securities was $46.0 million as of December 31, 2023.
There were no material realized gains or losses recorded during the three and six months ended June 30, 2024 and 2023.
The Company has committed capital to venture capital investment funds of $18.0 million, of which $11.8 million remains callable through 2033 as of June 30, 2024. The aggregate carrying amount of these funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, were $6.8 million and $5.2 million as of June 30, 2024 and December 31, 2023, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of June 30, 2024 and December 31, 2023 the Company had open foreign currency forward contracts with notional amounts of $45.2 million and $39.5 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at June 30, 2024 and December 31, 2023 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of June 30, 2024. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the three and six months ended June 30, 2024 and 2023.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) LONG-TERM DEBT
Accounts Receivable Securitization Facility
On June 29, 2022, the Company, through a wholly-owned special purpose entity, Exact Receivables LLC (“Exact Receivables”) entered into an accounts receivable securitization program (the “Securitization Facility”) with PNC Bank, National Association (“PNC”), with a scheduled maturity date of June 29, 2024. The Securitization Facility provided Exact Receivables with a revolving line-of-credit of up to $150.0 million of borrowing capacity, subject to certain borrowing base requirements, by collateralizing a security interest in the domestic customer accounts receivable of certain wholly-owned subsidiaries of the Company. The amount available under the Securitization Facility fluctuated over time based on the total amount of eligible customer accounts receivable generated by the Company during the normal course of operations. The Securitization Facility required the Company to maintain minimum borrowings under the facility of $50.0 million. The debt issuance costs incurred related to the Securitization Facility were not significant and were amortized over the life of the Securitization Facility through interest expense within the condensed consolidated statements of operations.
In connection with the Securitization Facility, the Company also entered into two Receivables Purchase Agreements (“Receivable Purchase Agreements”) on June 29, 2022. The Receivable Purchase Agreements were among the Company and certain wholly-owned subsidiaries of the Company, and between the Company and Exact Receivables. Under the agreements, the wholly-owned subsidiaries sold all of their right, title and interest in their accounts receivables to Exact Receivables. The receivables were used to collateralize borrowings made under the Securitization Facility. The Company retained the responsibility of servicing the accounts receivable balances pledged as collateral under the Securitization Facility and provided a performance guaranty.
Upon the maturity of the Securitization Facility in June 2024, the Company repaid the previously outstanding balance of $50.0 million in full. As of December 31, 2023, the Company had an outstanding balance of $50.0 million, which was included in debt, current portion on the Company’s condensed consolidated balance sheet. Prior to the repayment, the outstanding balance accrued interest at a rate equal to a daily secured overnight financing rate (“SOFR”) plus a SOFR adjustment and an applicable margin. The interest rate was 6.89% as of the maturity date.
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
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of June 30, 2024, the Company is in compliance with all covenants.
In December 2021 and January 2023, PNC issued letters of credit of $2.9 million and $1.5 million, respectively, which reduced the amount available for cash advances under the line of credit to $145.6 million as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of June 30, 2024:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(14,633)	$606,076	$510,335	2
2030 Convertible Notes - 2.000%	572,993	(3,998)	568,995	513,373	2
2028 Convertible Notes - 0.375%	589,380	(5,741)	583,639	482,702	2
2027 Convertible Notes - 0.375%	563,822	(4,584)	559,238	494,872	2
2025 Convertible Notes - 1.000% (2)	249,172	(249)	248,923	242,943	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2023:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2030 Convertible Notes - 2.000%	$572,993	$(4,349)	$568,644	$684,475	2
2028 Convertible Notes - 0.375%	949,042	(10,499)	938,543	887,354	2
2027 Convertible Notes - 0.375%	563,822	(5,429)	558,393	549,839	2
2025 Convertible Notes - 1.000%	249,172	(476)	248,696	293,300	2
______________
(1)The fair values are based on observable market prices for this debt, which is traded in less active markets and therefore is classified as a Level 2 fair value measurement.
(2)The Company’s convertible notes due in 2025 (the “2025 Notes”) mature on January 15, 2025 and are included in convertible notes, net, current portion on the condensed consolidated balance sheet as of June 30, 2024. The 2025 Notes were included in convertible notes, net, less current portion as of December 31, 2023.
Issuances and Settlements
In February 2023, the Company entered into a privately negotiated exchange and purchase agreement with a single holder of certain of the Company’s convertible notes due in 2027 (the “2027 Notes”) and 2028 (the “2028 Notes”). The Company issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (the “2030 Notes”) in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. The extinguishment resulted in a gain on settlement of convertible notes of $17.7 million, which is included in interest income (expense), net in the condensed consolidated statement of operations for the six months ended June 30, 2023. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
In March 2023, the Company entered into a privately negotiated exchange agreement with two holders of certain of the 2025 Notes. The Company issued the holder $73.0 million aggregate principal amount of 2030 Notes in exchange for $65.8 million of aggregate principal of 2025 Notes. The extinguishment resulted in a loss on settlement of convertible notes of $7.4 million, which is included in interest income (expense), net in the condensed consolidated statement of operations for the six months ended June 30, 2023. The loss represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.

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
In April 2024, the Company entered into a privately negotiated exchange and purchase agreement with certain holders of the Company’s 2028 Notes. The Company issued $620.7 million aggregate principal amount of 1.75% Convertible Notes due in 2031 (the “2031 Notes” and, collectively with the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, the “Notes”) in exchange for $359.7 million of aggregate principal of 2028 Notes, and $266.8 million of cash after deducting underwriting discounts. The extinguishment resulted in a gain on settlement of convertible notes of $10.3 million, which is included in interest income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
The net proceeds from the issuance of the 2031 Notes were approximately $259.8 million, after deducting commissions and offering expenses payable by the Company.
The 2031 Notes will mature on April 15, 2031 and bear interest at a rate of 1.75% per year, payable semi-annually in arrears on October 15 and April 15 of each year, beginning on October 15, 2024. The Company has the ability to repurchase the 2031 Notes after April 17, 2029 upon the occurrence of certain events and during certain periods, as set forth in the Indenture filed at the time of the offering.
Summary of Conversion Features
Until the six-months immediately preceding the maturity date of the applicable series of the Company’s convertible notes, each series of Notes is convertible only upon the occurrence of certain events and during certain periods, as set forth in the Indentures filed at the time of the original offerings. On or after the date that is six-months immediately preceding the maturity date of the applicable series of Notes until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert such Notes at any time. The Notes will be convertible into cash, shares of the Company’s common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of the Company’s common stock, at the Company’s election.
It is the Company’s intent to settle all conversions through combination settlement. The initial conversion rate is 13.26, 8.96, 8.21, 12.37, and 10.06 shares of common stock per $1,000 principal amount for the 2025 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively, which is equivalent to an initial conversion price of approximately $75.43, $111.66, $121.84, $80.83, and $99.36 per share of the Company’s common stock for the 2025 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively. The 2025 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes are potentially convertible into up to 3.3 million, 5.0 million, 4.8 million, 7.1 million, and 6.2 million shares, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indentures filed at the time of the original offerings but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indentures), will, under certain circumstances, be entitled to an increase in the conversion rate.
If the Company undergoes a “fundamental change” (as defined in the Indentures), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
Based on the closing price of the Company’s common stock of $42.25 on June 30, 2024, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2031 Convertible Notes	$6,820
2030 Convertible Notes	4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Debt issuance costs amortization	$1,316	$1,315	$2,631	$2,692
Debt discount amortization	264	25	289	56
Gain on settlements of convertible notes	(10,254)	—	(10,254)	(10,324)
Coupon interest expense	6,863	4,906	11,770	8,260
Total interest expense (income) on convertible notes	$(1,811)	$6,246	$4,436	$684
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
2031 Convertible Notes	2.06%	—%	2.06%	—%
2030 Convertible Notes	2.12%	2.12%	2.10%	2.10%
2028 Convertible Notes	0.64%	0.64%	0.63%	0.63%
2027 Convertible Notes	0.67%	0.67%	0.67%	0.67%
2025 Convertible Notes	1.18%	1.18%	1.17%	1.18%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 0.55, 2.71, 3.67, 5.67, and 6.79 years for the 2025 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively.

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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company has incurred insignificant charges for the three months ended June 30, 2024 and 2023, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU proprietary data in the development and commercialization of a blood-based, multi-cancer screening test. The agreement terms would require the Company to pay single-digit sales-based royalties and up to $45.0 million in sales-based milestone payments if net sales of a licensed product using JHU proprietary data reach specified levels. The Company will record the sales-based royalties and sales-based milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of any sales-based royalties or sales-based milestones as of June 30, 2024.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Targeted Digital Sequencing (“TARDIS”) License Agreement
In January 2021, the Company entered into an exclusive, worldwide license to the proprietary TARDIS technology from The Translational Genomics Research Institute (“TGen”). Under the agreement, the Company acquired a royalty-free, worldwide exclusive license to proprietary TARDIS patents and know-how. Under the agreement, the Company was obligated to make milestone payments to TGen of up to $45.0 million in sales-based milestone payments upon cumulative net sales related to molecular residual disease (“MRD”) detection and/or treatment reaching specified levels. These payments were contingent upon achievement of these cumulative revenues on or before December 31, 2030, which was not achieved prior to the termination.
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The fair value of the termination payments as of the date of the Termination Agreements was $25.8 million, which was recorded as research and development expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2024. The remaining $1.8 million in expense will be amortized on a straight-line basis through the date of the final payment in the second quarter of 2026. The Company has recorded a liability of $16.8 million representing the fair value of the remaining payments, of which $8.7 million is included in accrued liabilities and $8.1 million is included in other long-term liabilities on the condensed consolidated balance sheet as of June 30, 2024. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of June 30, 2024.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) STOCKHOLDERS’ EQUITY
Changes in Accumulated Other Comprehensive Income (Loss)
The amounts recognized in AOCI for the six months ended June 30, 2024 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive loss before reclassifications	(1,446)	(984)	(2,430)
Amounts reclassified from accumulated other comprehensive income (loss)	—	59	59
Net current period change in accumulated other comprehensive income (loss)	(1,446)	(925)	(2,371)
Balance at June 30, 2024	$(72)	$(871)	$(943)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and six months ended June 30, 2024.
The amounts recognized in AOCI for the six months ended June 30, 2023 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
Other comprehensive income before reclassifications	609	1,051	1,660
Amounts reclassified from accumulated other comprehensive income (loss)	—	2,853	2,853
Net current period change in accumulated other comprehensive income (loss)	609	3,904	4,513
Balance at June 30, 2023	$662	$(1,385)	$(723)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the six months ended June 30, 2023.
Amounts reclassified from AOCI for the six months ended June 30, 2024 and 2023 were as follows:

	Affected Line Item in the Statements of Operations	Six Months Ended June 30,
Details about AOCI Components (In thousands)		2024	2023
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$59	$2,853
Total reclassifications		$59	$2,853

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”) and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $56.6 million and $61.7 million in stock-based compensation expense during the three months ended June 30, 2024 and 2023, respectively. The Company recorded $116.9 million and $110.9 million in stock-based compensation expense during the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, there was approximately $450.0 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.7 years.
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2024	1,286,173	$47.67	3.8
Exercised	(141,503)	15.44
Forfeited	(17,164)	94.85
Outstanding, June 30, 2024	1,127,506	$51.00	3.6	$11,834
Vested and expected to vest, June 30, 2024	1,127,506	$51.00	3.6	$11,834
Exercisable, June 30, 2024	1,127,506	$51.00	3.6	$11,834
______________
(1)The total intrinsic value of options exercised, net of shares withheld for taxes, during the six months ended June 30, 2024 and 2023 was $3.3 million and $7.0 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and RSU activity during the six months ended June 30, 2024 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2024	6,272,763	$73.39
Granted	3,937,097	57.38
Released (2)	(1,924,514)	79.93
Forfeited	(504,123)	64.23
Outstanding, June 30, 2024	7,781,223	$63.97
______________
(1)The weighted average grant date fair value of the RSUs granted during the six months ended June 30, 2023 was $60.94.
(2)The fair value of RSUs vested and converted to shares of the Company’s common stock was $153.4 million and $130.5 million during the six months ended June 30, 2024 and 2023, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of PSU activity during the six months ended June 30, 2024 is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2024	1,597,801	$92.73
Granted	913,533	63.68
Released (3)	(70,662)	140.20
Forfeited	(336,852)	106.06
Outstanding, June 30, 2024	2,103,820	$74.25
______________
(1)The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of June 30, 2024 was 1,037,206.
(2)The weighted average grant date fair value of the PSUs granted during the six months ended June 30, 2023 was $79.17.
(3)The fair value of PSUs vested and converted to shares of the Company’s common stock was $9.9 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.
Employee Stock Purchase Plan
The fair value of shares purchased during the three and six months ended June 30, 2024 and 2023 under the ESPP is based on the assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ESPP Shares
Risk-free interest rates	4.71% - 5.30%	4.68%	4.71% - 5.30%	4.68%
Expected term (in years)	1.17	1.25	1.17	1.25
Expected volatility	55.67% - 63.13%	67.30%	55.67% - 63.13%	67.30%
Dividend yield	—%	—%	—%	—%

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,188	$19,093
Operating cash flows from finance leases	612	342
Finance cash flows from finance leases	3,025	1,561
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$18,925	$(5,375)
Right-of-use assets obtained in exchange for new finance lease liabilities	13,717	2,670
Weighted-average remaining lease term - operating leases (in years)	7.73	7.20
Weighted-average remaining lease term - finance leases (in years)	3.21	3.04
Weighted-average discount rate - operating leases	6.55%	6.41%
Weighted-average discount rate - finance leases	6.78%	7.03%
______________
(1)For the six months ended June 30, 2023, this includes reductions of $8.6 million on the carrying value of the right-of-use assets held due to a reduction of the expected lease term.
As of June 30, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases are $139.8 million and $143.7 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2024, the Company has outstanding operating lease obligations of $194.8 million, of which $27.1 million is reported in operating lease liabilities, current portion and $167.7 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding operating lease obligations of $190.4 million, of which $29.4 million is reported in operating lease liabilities, current portion and $161.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, the Company’s right-of-use assets from finance leases are $21.4 million and $11.3 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of June 30, 2024, the Company has outstanding finance lease obligations of $22.3 million, of which $7.3 million is reported in other current liabilities and $15.0 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding finance lease obligations of $11.9 million, of which $4.4 million is reported in other current liabilities and $7.5 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

Legal Matters
In addition to commitments and obligations incurred in the ordinary course of business, from time to time the Company may be subject to a variety of claims and legal proceedings, including legal actions for damages, governmental investigations and other matters. The Company has also instituted, and may in the future institute, additional legal proceedings to enforce its rights and seek remedies, such as monetary damages, injunctive relief and declaratory relief.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Intellectual Property Litigation Matters
In May 2023, after receiving a cease-and-desist letter from the Company regarding its patent infringement, Geneoscopy Inc. (“Geneoscopy”) requested a reexamination of the Company’s U.S. Patent No. 11,634,781 (the “’781 Patent”) by the United States Patent and Trademark Office (the “USPTO”). Upon completion of the reexamination in October 2023, the USPTO rejected Geneoscopy’s challenge. In November 2023, the Company filed suit against Geneoscopy in the United States District Court for the District of Delaware, alleging that certain of Geneoscopy’s products infringe the ‘781 Patent and seeking unspecified monetary damages and injunctive relief (the “’781 Action”) and in May 2024, the Company filed a second complaint against Geneoscopy alleging infringement of the Company’s U.S. Patent No. 11,970,746 (the “’746 Action”). On June 28,2024, Geneoscopy filed counterclaims against the Company challenging the validity of the patents at issue and alleging breach of contract, misappropriation of trade secrets, unfair competition, and other violations of state and federal law seeking unspecified monetary damages and injunctive relief. On July 17, 2024, the Company filed a motion for preliminary injunction seeking an order prohibiting Geneoscopy from selling its infringing Colosense test in the United States.
In January 2024, Geneoscopy petitioned the USPTO to institute an inter partes review (“IPR”) challenging the validity of the ‘781 Patent before the Patent Trial and Appeals Board (“PTAB”). The PTAB is expected decide on or before July 30, 2024 whether it will institute the IPR. If the IPR is instituted, the Company intends to defend the validity of the ‘781 Patent, and a final decision of that review will be made on or before July 30, 2025.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of June 30, 2024, the Company has earned $14.3 million of the refundable tax credits under the Amended WEDC Agreement. The unpaid portion is $8.8 million, of which $4.2 million is reported in prepaid expenses and other current assets and $4.6 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur. During the three and six months ended June 30, 2024 and 2023, the amounts recorded as an offset to capital expenditures and operating expenses for the tax credits earned were not significant.
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
Refer to the Company’s 2023 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and six months ended June 30, 2024, there were no significant changes to the purchase price and purchase price allocation. The measurement period remains open pending the completion of valuation procedures related to certain acquired assets and liabilities assumed, primarily in connection with the developed technology intangible asset.
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
As of June 30, 2024 and December 31, 2023, a portion of the contingent consideration is classified as a contract asset. As of June 30, 2024, the contract asset was $45.2 million, of which $24.1 million is included in prepaid expenses and other current assets and $21.1 million is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2023, the contract asset was $41.7 million, which is included in other long-term assets on the condensed consolidated balance sheet. The contract asset was estimated using historical GPS test revenues by MDxHealth under the most likely method. The remaining consideration balance as of June 30, 2024 and December 31, 2023 was $31.6 million, which includes the amount earned during the 2023 earnout year and is classified as a receivable within other long-term assets, net on the condensed consolidated balance sheet. The Company recorded an insignificant contingent consideration gain for the three and six months ended June 30, 2024, which is included in other operating income in the condensed consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
United States	$652,542	$586,507	$1,245,533	$1,151,689
Outside of United States	46,722	35,586	91,255	72,854
Total revenues	$699,264	$622,093	$1,336,788	$1,224,543
Long-lived assets located in countries outside of the U.S. are not significant.

(17) INCOME TAXES
The Company recorded income tax expense of $1.5 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded income tax expense of $3.3 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company’s income tax expense recorded during the three and six months ended June 30, 2024 is primarily related to current foreign and state tax expense. A deferred tax liability of $19.1 million and $17.3 million was recorded as of June 30, 2024 and December 31, 2023, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $40.1 million and $36.4 million of unrecognized tax benefits at June 30, 2024 and December 31, 2023, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of June 30, 2024, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2024, and to state income tax examinations for the tax years 2000 through 2024. No interest or penalties related to income taxes have been accrued or recognized as of June 30, 2024.
The Organization for Economic Co-operation and Development has endorsed a framework (“Pillar Two”) with model rules introducing a global minimum corporate tax rate via a system where multinational groups with consolidated revenue over €750.0 million are subject to a minimum effective tax rate of 15% on income arising in low-tax jurisdictions on a country-by-country basis. Many countries have implemented laws based on these model rules, with effective dates beginning January 1, 2024. These rules do not have a material impact on the Company for the current period and, as currently designed, are not expected to materially increase the Company’s global tax costs. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(18) SUBSEQUENT EVENTS
On July 1, 2024, the Company entered into an exclusive license agreement with TwinStrand Biosciences, Inc. (“TwinStrand”), under which the Company will have the ability to use, commercialize, and sublicense the acquired intellectual property related to the cell free nucleic acid sequencing technology. Under the license agreement, the Company made upfront payments to TwinStrand totaling $45.0 million in July 2024. The license will be accounted for as an asset acquisition and the upfront consideration, which will be classified as an intangible asset in the condensed consolidated balance sheet, will be amortized through amortization of acquired intangible assets in the condensed consolidated statement of operations over its estimated useful life.

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
During the second quarter of 2024, we achieved many critical milestones, including:
•being recognized as a Great Place to Work for the sixth consecutive year,
•screening over 1 million people in a quarter with our Cologuard test for the first time ever,
•testing a record number of cancer patients globally with Oncotype DX tests,
•generating revenue of $699.3 million for the three months ended June 30, 2024, an improvement of $77.2 million in comparison to three months ended June 30, 2023, while decreasing our loss from operations by $50.7 million,
•generating cash provided by operating activities of $107.1 million for the three months ended June 30, 2024, an improvement of $6.6 million in comparison to the three months ended June 30, 2023,
•securing an exclusive license to TwinStrand Bioscience Inc.’s (“TwinStrand”) patented technologies,
•making progress toward launching Cologuard PlusTM, our next-generation Cologuard test, and OncodetectTM, our molecular residual disease (“MRD”) test, and
•advancing several key pipeline programs, including blood-based colon cancer screening tests and our multi-cancer screening (“MCS”) test.

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
RiskguardTM, our hereditary cancer test, helps people understand their inherited risk of cancer, arming them with critical information to make more informed treatment decisions.

Our Precision Oncology Tests
Our precision oncology portfolio delivers actionable genomic insights to inform prognosis and cancer treatment after a diagnosis. In breast cancer, the Oncotype DX Breast Recurrence Score® test is the only test shown to predict the likelihood of chemotherapy benefit as well as the chance of cancer recurrence in the most common sub-type of early-stage breast cancer. As the only test proven to predict both the likelihood of chemotherapy benefit and cancer recurrence, the Oncotype DX test is recognized globally as standard of care and is included in all major breast cancer treatment guidelines. The OncoExTra® test applies comprehensive tumor profiling, utilizing whole exome and whole transcriptome sequencing, to aid in therapy selection for patients with advanced, metastatic, refractory, relapsed, or recurrent cancer. With an extensive panel of approximately 20,000 genes and 169 introns, the OncoExTra test is one of the most comprehensive genomic (DNA) and transcriptomic (RNA) panels available today. We enable patients to take a more active role in their cancer care and make it easy for providers to order tests, interpret results, and personalize medicine.

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
Through our collaboration with Mayo Foundation for Medical Education and Research (“Mayo”), we have successfully performed validation studies involving multiple types of cancer using tissue, blood, and other sample types. In September 2020, Mayo agreed to make available certain personnel to provide us research and development assistance through January 2025. Through recent business development activities, we have also acquired exclusive access to technologies developed by TwinStrand, The Johns Hopkins University, Broad Institute, Inc. (“Broad Institute”), Oxford University, and the Ludwig Institute for Cancer Research.
We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening. Over the past decade, together with Mayo, we have been seeking to improve our Cologuard test’s performance characteristics, focusing on reducing the false positive rate of the test. In March 2024, the New England Journal of Medicine published our Cologuard Plus test results from the pivotal BLUE-C study, showing overall sensitivity of 94% for colorectal cancer at specificity of 91%, which is a 30% relative improvement compared to the false positive rate observed in our pivotal DeeP-C study for our Cologuard test. We submitted the final module of the Cologuard Plus test premarket approval application to the FDA in December 2023, and expect a decision in late 2024. We are also working to develop a blood-based screening test for colorectal cancer as a second-line option for people who haven't been screened with more accurate methods.
•MCS Test Development. We are currently seeking to develop a MCS test, which will be branded as CancerguardTM, to help detect many different types of cancer from a single blood draw. In September 2022, we presented data at the European Society for Medical Oncology (“ESMO”) Congress from a biomarker validation study, which demonstrated the ability to detect cancer signals from 15 organ sites with a mean sensitivity of 61% and mean specificity of 98.2%. The multi-biomarker approach detected stage I and stage II cancers with a combined sensitivity of 38.7%. In June 2023, we announced a collaboration with Baylor Scott & White to utilize our Cancerguard test within a subset of their clinics to generate real-world experience and evidence of our MCS screening approach. In April 2024, we presented late-breaking data at the American Association for Cancer Research (“AACR”) annual meeting from the first analysis of ASCEND-2, a multi-center, prospective, case-control study of over 11,000 clinically characterized participants. These results validate the sensitivity and specificity of our multi-biomarker class approach across a broad range of cancer types, including the most aggressive cancers and cancers with no current standard of care for screening. We plan to share additional analyses from ASCEND-2 at upcoming scientific conferences. Our MCS test was recently approved by the FDA to be used within a real-world evidence study, providing an opportunity to test 25,000 people over the next three years. In the future, we plan to begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be the largest prospective, interventional MCS trial ever conducted in the U.S.

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

We have an opportunity to impact even more lives by increasing adoption of Oncotype DX tests internationally. In 2023, we secured reimbursement for the Oncotype DX test in Japan. Breast cancer is the most common cancer among Japanese women, with about 45,000 new diagnoses of early-stage HR+, HER2- breast cancer each year. With reimbursement in place, we estimate our Oncotype DX test could help more than 100 women per day understand if their cancer is likely to recur and whether chemotherapy should be used in their treatment plan.

Results of Operations
We have incurred losses since our inception and, as of June 30, 2024, we had an accumulated deficit of approximately $3.60 billion. While our operating results have continued to improve, we expect to incur net losses for the near future, and it is possible we may never become profitable or sustain profitability.
Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while our Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.

	Three Months Ended June 30,
Amounts in millions	2024	2023	Change
Screening	$531.6	$462.8	$68.8
Precision Oncology	167.7	157.2	10.5
COVID-19 Testing	—	2.1	(2.1)
Total	$699.3	$622.1	$77.2

	Six Months Ended June 30,
Amounts in millions	2024	2023	Change
Screening	$1,006.4	$906.0	$100.4
Precision Oncology	330.4	312.6	17.8
COVID-19 Testing	—	6.0	(6.0)
Total	$1,336.8	$1,224.5	$112.2
The increase in Screening revenue was mainly due to an increase in the number of completed Cologuard tests. The increase in completed Cologuard tests for the three and six months ended June 30, 2024 was due to growth across all customer segments, more patients rescreening with our Cologuard test, and expansion of organized screening programs run by payers and health systems. The increase in Precision Oncology revenue was mainly due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally, led by an increased number of ordering providers outside the U.S., specifically in Japan. We discontinued our COVID-19 testing business in the second quarter of 2023 due to lower demand, which led to the decrease in COVID-19 testing revenue. A discussion on our COVID-19 testing business was provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2024. Adjustments to revenue recognized during the period relating to prior period estimates were less than 2% of revenue recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2023. The impact to revenue for the three and six months ended June 30, 2023 was due to improvements made in our billing systems and processes, including international contracting and collections.
We expect continuing revenue growth for our Cologuard and Oncotype tests subject to seasonal variability. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.

Cost of sales (exclusive of amortization of acquired intangible assets). The increase in cost of sales for the three and six months ended June 30, 2024 was primarily due to an increase in production costs, personnel expenses, and facility and support services, which was a result of an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. Cost of sales (exclusive of amortization of acquired intangible assets) as a percentage of revenue was consistent for the three and six months ended June 30, 2024 and June 30, 2023. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended June 30,
Amounts in millions	2024	2023	Change
Production costs	$117.9	$93.9	$24.0
Personnel expenses	47.9	43.5	4.4
Facility and support services	17.5	13.1	4.4
Stock-based compensation	5.7	5.5	0.2
Other cost of sales expenses	0.8	1.0	(0.2)
Total cost of sales expense	$189.8	$157.0	$32.8

	Six Months Ended June 30,
Amounts in millions	2024	2023	Change
Production costs	$216.0	$186.6	$29.4
Personnel expenses	98.1	88.6	9.5
Facility and support services	33.1	26.6	6.5
Stock-based compensation	10.9	10.3	0.6
Other cost of sales expenses	1.8	1.8	—
Total cost of sales expense	$359.9	$313.9	$46.0
Research and development expenses. The increase in research and development expenses for the three and six months ended June 30, 2024 was primarily due to the termination of a license agreement with The Translational Genomics Research Institute (“TGen”) resulting in the recognition of an expense of $25.8 million in the second quarter of 2024. In addition, personnel expenses grew for the three and six months ended June 30, 2024 due to an increase in headcount. Our direct research and development costs primarily relate to research related expenses for the development of MRD and MCS tests and our colorectal cancer screening test pipeline. The decrease in direct research and development costs for the three and six months ended June 30, 2024 was primarily due to a reduction in BLUE-C related costs as the study was completed in 2023, which was partially offset by an increase in MRD related research activities. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended June 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$44.3	$41.9	$2.4
License agreement termination	25.8	—	25.8
Direct research and development	23.0	33.9	(10.9)
Facility and support services	14.5	14.9	(0.4)
Stock-based compensation	9.9	10.7	(0.8)
Professional fees	2.8	1.7	1.1
Other research and development	0.6	1.0	(0.4)
Total research and development expenses	$120.9	$104.1	$16.8

	Six Months Ended June 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$97.3	$85.6	$11.7
Direct research and development	52.8	59.5	(6.7)
Facility and support services	28.6	29.5	(0.9)
License agreement termination	25.8	—	25.8
Stock-based compensation	21.7	20.5	1.2
Professional fees	4.6	3.1	1.5
Other research and development	0.7	1.3	(0.6)
Total research and development expenses	$231.5	$199.5	$32.0
Sales and marketing expenses. Sales and marketing expenses increased for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 due to continued investment in high impact sales and marketing opportunities. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in sales and marketing to meet demand for current products and the launch of new products, while continuing to decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services.

	Three Months Ended June 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$106.4	$100.8	$5.6
Direct marketing costs	48.7	44.7	4.0
Stock-based compensation	13.7	18.6	(4.9)
Professional and legal fees	13.4	7.6	5.8
Facility and support services	2.7	4.0	(1.3)
Other sales and marketing expenses	0.4	0.8	(0.4)
Total sales and marketing expenses	$185.3	$176.5	$8.8

	Six Months Ended June 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$216.3	$211.1	$5.2
Direct marketing costs	96.0	91.9	4.1
Stock-based compensation	30.3	31.4	(1.1)
Professional and legal fees	28.9	18.6	10.3
Facility and support services	5.5	8.6	(3.1)
Other sales and marketing expenses	0.6	1.9	(1.3)
Total sales and marketing expenses	$377.6	$363.5	$14.1

General and administrative expenses. The decrease in general and administrative expenses for the three and six months ended June 30, 2024 was primarily due to a reduction in professional and legal fees for the three and six months ended June 30, 2024 from the settlement of certain legal matters in 2023, as further described in Note 15 of our Annual Report on Form 10-K for the year ended December 31, 2023. The decrease in other general and administrative expenses was primarily due to gains of $13.2 million and $7.6 million for the three and six months ended June 30, 2024, respectively, compared to an expense of $4.2 million and a gain of $4.7 million for the three and six months ended June 30, 2023, respectively, as a result of the change in fair value of our outstanding contingent consideration liabilities as further described in Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The decrease in general and administrative expenses for the three and six months ended June 30, 2024 was partially offset by an increase in personnel expenses. This increase was a result of additional headcount to support the growth of our operations. We expect general and administrative expenses throughout the remainder of 2024 will remain relatively consistent with costs incurred in the first half of 2024. We expect general and administrative expenses will decrease over time as we leverage efficiencies in our personnel and information technology systems.

	Three Months Ended June 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$100.0	$94.3	$5.7
Facility and support services	44.1	44.5	(0.4)
Professional and legal fees	29.9	54.6	(24.7)
Stock-based compensation	27.3	26.9	0.4
Other general and administrative	0.6	17.7	(17.1)
Total general and administrative expenses	$201.9	$238.0	$(36.1)

	Six Months Ended June 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$214.1	$192.7	$21.4
Facility and support services	89.2	87.3	1.9
Professional and legal fees	67.3	101.6	(34.3)
Stock-based compensation	54.0	48.7	5.3
Other general and administrative	20.4	25.0	(4.6)
Total general and administrative expenses	$445.0	$455.3	$(10.3)
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $23.3 million for the three months ended June 30, 2024 compared to $22.9 million for the three months ended June 30, 2023. Amortization of acquired intangible assets increased to $46.6 million for the six months ended June 30, 2024 compared to $45.9 million for the six months ended June 30, 2023. The increase was primarily due to amortization of the intangible asset acquired as part of our acquisition of Resolution Bioscience in September 2023.
Impairment of long-lived assets. Impairment of long-lived assets was $8.2 million and $12.6 million for the three and six months ended June 30, 2024, respectively, compared to $0.6 million for the three and six months ended June 30, 2023. The impairment charges recorded during the three and six months ended June 30, 2024 and 2023 related to certain of our domestic facilities.
Other operating income. Other operating income was $3.8 million and $3.5 million for the three and six months ended June 30, 2024 compared to zero for the three and six months ended June 30, 2023. The income recorded for the three and six months ended June 30, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test to MDxHealth SA.
Investment income, net. Investment income, net increased to $11.8 million for the three months ended June 30, 2024 compared to $4.8 million for the three months ended June 30, 2023. Investment income, net increased to $18.0 million for the six months ended June 30, 2024 compared to $5.3 million for the six months ended June 30, 2023. The investment income recorded for the three and six months ended June 30, 2024 and 2023 was primarily due to gains recorded on our marketable securities.

Interest income (expense), net. Net interest income was $0.1 million for the three months ended June 30, 2024 compared to interest expense of $7.8 million for the three months ended June 30, 2023. Interest expense recorded from our outstanding convertible notes totaled $8.4 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively. Interest expense increased to $7.8 million for the six months ended June 30, 2024 compared to $3.7 million for the six months ended June 30, 2023. Interest expense recorded from our outstanding convertible notes totaled $14.7 million and $11.0 million for the six months ended June 30, 2024 and 2023, respectively. Interest income (expense), net for the three and six months ended June 30, 2024 included a net gain on settlement of convertible notes of $10.3 million. Interest income (expense), net for the six months ended June 30, 2023 included a net gain on settlement of convertible notes of $10.3 million. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax expense. Income tax expense increased to $1.5 million for the three months ended June 30, 2024 compared to $1.1 million for the three months ended June 30, 2023. Income tax expense increased to $3.3 million for the six months ended June 30, 2024 compared to $2.8 million for the six months ended June 30, 2023. Income tax expense for the three and six months ended June 30, 2024 and 2023 was primarily related to current foreign and state tax expense.
Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at June 30, 2024, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. PNC Bank, National Association has issued letters of credit totaling $4.4 million, which reduces the amount available for cash advances under the line of credit to $145.6 million. As of June 30, 2024, we had not drawn any funds under the Revolver. The Revolver is further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Cash, Cash Equivalents and Marketable Securities
As of June 30, 2024, we had approximately $530.2 million in unrestricted cash and cash equivalents and approximately $416.6 million in marketable securities.
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

Cash Flows

	Six Months Ended June 30,
Amounts In millions	2024	2023
Net cash provided by operating activities	$24.8	$62.2
Net cash provided by (used in) investing activities	(318.6)	149.4
Net cash provided by financing activities	221.6	149.6
Operating activities
The decrease in cash provided by operating activities for the six months ended June 30, 2024 was primarily due to an increase in operating expenses and cost of sales to support the increase in revenue as discussed in the Results of Operations section above and timing on payments on our accounts payable and accrued expenses and collections of our accounts receivable This was partially offset by an increase in revenue as a result of an increase in the number of completed Cologuard and Oncotype tests, which was the primary driver of the decrease in our net loss.
Investing activities
The increase in cash used in investing activities for the six months ended June 30, 2024 compared to cash provided by investing activities for the six months ended June 30, 2023 was due to a net increase of $464.2 million in cash used for purchases, maturities and sales of marketable securities as a result of a change in investing strategy towards more fixed income securities compared to money market funds as money market yields have decreased. We also increased our purchases of property, plant and equipment by $9.4 million due to additional investments in information technology infrastructure and lab automation.
Financing activities
The increase in cash provided by financing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to proceeds of $266.8 million from the issuance of convertible notes in the second quarter of 2024 compared to proceeds of $138.0 million from the issuance of convertible notes in the first quarter of 2023. This was partially offset by a payment of $50.0 million in settlement of our previously outstanding accounts receivable securitization facility (“Securitization Facility”) upon maturity in June 2024.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2023 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2023 Form 10-K. Other than the matters described below, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the six months ended June 30, 2024.
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

As of June 30, 2024, we had outstanding aggregate principal of $249.2 million on our convertible notes with a maturity date of January 15, 2025 (the “2025 Notes”), which are classified as convertible notes, net, current portion on the condensed consolidated balance sheet. Beginning six months prior to the maturity date on July 15, 2024, holders of the 2025 Notes may convert such notes at any time. In accordance with the terms of the 2025 Notes, any 2025 Notes that are converted after July 15, 2024 will be settled through a combination settlement under which the par value will be settled in cash and any amount in excess of par value will be settled in shares of our common stock. 2025 Notes that are not converted prior to the maturity date will be settled in cash upon maturity.
In June 2024, we repaid the previously outstanding balance of $50.0 million in full upon maturity of the Securitization Facility. Prior to maturity, the Securitization Facility accrued interest at a rate equal to a daily secured overnight financing rate (“SOFR”) plus a SOFR adjustment and an applicable margin. The interest rate was 6.87% as of the maturity date.
As of June 30, 2024, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of June 30, 2024 and December 31, 2023 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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

As of June 30, 2024, we had no outstanding variable rate debt. If we were to draw down amounts under our Revolving Loan, we would be impacted by increases in prevailing market interest rates. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2024, we had open foreign currency forward contracts with notional amounts of $45.2 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In the second quarter of 2024, we completed the implementation of Epic Systems’ electronic medical records software in our clinical laboratory systems for certain of our precision oncology tests in the United States. Epic Systems’ software has been used for our Cologuard test since 2019. We have updated our internal controls, as applicable, to facilitate modifications to our business processes and accounting procedures and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. We do not believe that the Epic Systems implementation has had an adverse effect on our internal control over financial reporting.
There have been no other significant changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties. The information called for by this item is incorporated by reference to the information in Note 13 of our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2023 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. There have been no material changes to the risk factors described in the 2023 Form 10-K and subsequently filed Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On May 13, 2024, Brian Baranick, Executive Vice President and General Manager, Precision Oncology, adopted a Rule 10b5-1 trading arrangement for the sale of up to $200,000 in shares of our common stock. The arrangement’s expiration date is December 31, 2025, subject to early termination for certain specified events set forth in the arrangement.
On June 4, 2024, James Doyle, a member of our board of directors, terminated a Rule 10b5-1 trading arrangement. The terminated Rule 10b5-1 trading arrangement was originally adopted on November 13, 2023 and provided for the sale of up to 4,900 shares of our common stock.
Departure of Former Chief Financial Officer
As previously disclosed, Jeffrey Elliott, our former Chief Financial Officer, assumed the role as special advisor to the Chief Executive Officer effective May 15, 2024 to facilitate a smooth transition in connection with Aaron Bloomer’s appointment as our new Chief Financial Officer. Following a successful transition, Mr. Elliott’s employment with the Company will terminate on August 2, 2024.

2010 Employee Stock Purchase Plan Amendments
Effective July 31, 2024, the Company’s 2010 Employee Stock Purchase Plan was amended to (1) shorten the length of future offering periods under the plan from twenty-four to six months and (2) make certain other clarifying changes.
Employment Agreement Amendments
At its meeting held on July 25, 2024, based upon a review of severance benefits contained in the employment agreements of the Company’s executive officers compared to the Company’s compensation peer group, the Company’s Human Capital Committee approved the modifications described below for each of Brian Baranick, Aaron Bloomer, Sarah Condella and Jake Orville.
Specifically, the Human Capital Committee approved modifications to each individual’s employment agreement with the Company to provide that, if within four months before or twelve months after a Company “change in control,” the individual incurs a termination of employment initiated by the Company without “cause” or by the individual for “good reason” (each such quoted term as defined in the applicable employment agreement), the individual will receive a cash severance benefit equal to 18 months base salary, pro-rata target annual bonus for the year of termination, 150% of the individual’s target annual bonus, up to 12 months of COBRA premiums, and $10,000 for outplacement services.
The foregoing severance benefits are subject to the individual executing and not revoking a waiver and release of claims in favor of the Company and its affiliates.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Certificate of Amendment, dated July 23, 2020, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Certificate of Amendment, dated June 9, 2023, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	6/12/2023	001-35092

3.4	Seventh Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.2)	6/12/2023	001-35092

4.2	Fifth Supplemental Indenture, dated April 17, 2024, between the Company and U.S. Bank National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031).		8-K (Exhibit 4.2)	4/17/2024	001-35092

10.1	Employment Agreement, dated April 15, 2024, by and between Aaron Bloomer and the Registrant		10-Q (Exhibit 10.1)	5/8/2024	001-35092

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended June 30, 2024 filed on July 31, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended June 30, 2024, filed with the Securities and Exchange Commission on July 31, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: July 31, 2024	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Aaron Bloomer
Aaron Bloomer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)