Form 10-Q
period 2024-09-30
EXACT SCIENCES CORP
filed 2024-11-05
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2024, the registrant had 185,076,293 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$588,830	$605,378
Marketable securities	432,301	172,266
Accounts receivable, net	264,819	203,623
Inventory	136,987	127,475
Prepaid expenses and other current assets	110,180	85,627
Total current assets	1,533,117	1,194,369
Long-term Assets:
Property, plant and equipment, net	690,332	698,354
Operating lease right-of-use assets	122,452	143,708
Goodwill	2,367,450	2,367,120
Intangible assets, net	1,864,399	1,890,396
Other long-term assets, net	170,821	177,387
Total assets	$6,748,571	$6,471,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,653	$78,816
Accrued liabilities	313,997	341,683
Operating lease liabilities, current portion	27,170	29,379
Convertible notes, net, current portion	249,038	—
Debt, current portion	—	50,000
Other current liabilities	35,804	14,823
Total current liabilities	723,662	514,701
Long-term liabilities:
Convertible notes, net, less current portion	2,319,490	2,314,276
Other long-term liabilities	332,213	335,982
Operating lease liabilities, less current portion	162,695	161,070
Total liabilities	3,538,060	3,326,029
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—185,054,760 and 181,364,180 shares at September 30, 2024 and December 31, 2023	1,852	1,815
Additional paid-in capital	6,837,476	6,611,237
Accumulated other comprehensive income	4,630	1,428
Accumulated deficit	(3,633,447)	(3,469,175)
Total stockholders’ equity	3,210,511	3,145,305
Total liabilities and stockholders’ equity	$6,748,571	$6,471,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$708,655	$628,338	$2,045,443	$1,852,881

Operating expenses
Cost of sales (exclusive of amortization of acquired intangible assets)	196,070	168,526	556,019	482,383
Research and development	100,101	111,446	331,593	310,960
Sales and marketing	194,653	173,159	572,288	536,613
General and administrative	217,201	217,393	662,174	672,653
Amortization of acquired intangible assets	24,435	22,992	71,057	68,849
Impairment of long-lived assets	18,698	—	31,296	621
Total operating expenses	751,158	693,516	2,224,427	2,072,079

Other operating income	3,100	72,027	6,632	72,027
Income (loss) from operations	(39,403)	6,849	(172,352)	(147,171)

Other income (expense)
Investment income, net	11,582	2,065	29,596	7,383
Interest expense	(9,607)	(7,871)	(17,439)	(11,582)
Total other income (expense)	1,975	(5,806)	12,157	(4,199)

Net income (loss) before tax	(37,428)	1,043	(160,195)	(151,370)

Income tax expense	(808)	(249)	(4,077)	(3,013)

Net income (loss)	$(38,236)	$794	$(164,272)	$(154,383)

Net income (loss) per share—basic	$(0.21)	$0.00	$(0.89)	$(0.86)

Net income (loss) per share—diluted	$(0.21)	$0.00	$(0.89)	$(0.86)

Weighted average common shares outstanding—basic	184,795	180,649	183,823	179,817

Weighted average common shares outstanding—diluted	184,795	184,075	183,823	179,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(38,236)	$794	$(164,272)	$(154,383)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	3,700	423	2,775	4,327
Foreign currency adjustment	1,873	(1,235)	427	(626)
Comprehensive loss	$(32,663)	$(18)	$(161,070)	$(150,682)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2024	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options, net of shares withheld for taxes	71,537	1	(1,409)	—	—	(1,408)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,792,087	17	(61)	—	—	(44)
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Stock-based compensation expense	—	—	60,370	—	—	60,370
Net loss	—	—	—	—	(110,228)	(110,228)
Other comprehensive loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2024	183,845,188	$1,839	$6,710,681	$(499)	$(3,579,403)	$3,132,618
Exercise of common stock options, net of shares withheld for taxes	8,184	1	42	—	—	43
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	210,590	2	(6)	—	—	(4)
Stock-based compensation expense	—	—	56,555	—	—	56,555
Purchase of employee stock purchase plan shares	604,226	6	19,396	—	—	19,402
Net loss	—	—	—	—	(15,808)	(15,808)
Other comprehensive loss	—	—	—	(444)	—	(444)
Balance, June 30, 2024	184,668,188	$1,848	$6,786,668	$(943)	$(3,595,211)	$3,192,362
Exercise of common stock options, net of shares withheld for taxes	79,871	1	2,131	—	—	2,132
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	306,701	3	(80)	—	—	(77)
Stock-based compensation expense	—	—	48,757	—	—	48,757
Net loss	—	—	—	—	(38,236)	(38,236)
Other comprehensive income	—	—	—	5,573	—	5,573
Balance, September 30, 2024	185,054,760	$1,852	6,837,476	$4,630	(3,633,447)	$3,210,511

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2023	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options, net of shares withheld for taxes	88,228	1	963	—	—	964
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,299,071	13	(13)	—	—	—
Issuance of common stock to fund the Company’s 2022 401(k) match	517,215	5	35,072	—	—	35,077
Stock-based compensation expense	—	—	49,139	—	—	49,139
Net loss	—	—	—	—	(74,151)	(74,151)
Other comprehensive income	—	—	—	3,517	—	3,517
Balance, March 31, 2023	179,830,145	$1,799	$6,396,805	$(1,719)	$(3,339,177)	$3,057,708
Exercise of common stock options, net of shares withheld for taxes	36,728	1	851	—	—	852
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	134,002	1	(1)	—	—	—
Issuance of common stock to fund the Company’s 2022 401(k) match	335	—	23	—	—	23
Stock-based compensation expense	—	—	61,725	—	—	61,725
Purchase of employee stock purchase plan shares	544,453	5	16,339	—	—	16,344
Net loss	—	—	—	—	(81,026)	(81,026)
Other comprehensive income	—	—	—	996	—	996
Balance, June 30, 2023	180,545,663	$1,806	$6,475,742	$(723)	$(3,420,203)	$3,056,622
Exercise of common stock options, net of shares withheld for taxes	51,262	1	1,076	—	—	1,077
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	217,482	2	(2)	—	—	—
Stock-based compensation expense	—	—	61,871	—	—	61,871
Issuance of common stock for business combinations	—	—	1,675	—	—	1,675
Net income	—	—	—	—	794	794
Other comprehensive loss	—	—	—	(812)	—	(812)
Balance, September 30, 2023	180,814,407	$1,809	$6,540,362	$(1,535)	$(3,419,409)	$3,121,227
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(164,272)	$(154,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	90,655	83,587
Loss on non-marketable and marketable equity securities	1,772	10,264
Deferred tax expense	1,827	(279)
Stock-based compensation	165,682	172,735
Gain on settlements of convertible notes, net	(10,254)	(10,324)
Amortization of acquired intangible assets	71,057	68,849
Impairment of long-lived assets	31,296	621
Remeasurement of contingent consideration from sale of asset	(6,632)	(68,900)
Remeasurement of contingent consideration liabilities	(2,326)	(13,051)
Non-cash lease expense	20,645	20,918
Other	(1,437)	3,530
Changes in assets and liabilities:
Accounts receivable, net	(61,410)	(40,306)
Inventory, net	(9,516)	(13,074)
Operating lease liabilities	(19,345)	(19,741)
Accounts payable and accrued liabilities	38,258	51,084
Other assets	6,358	(3,686)
Other liabilities	11,115	(1,274)
Net cash provided by operating activities	163,473	86,570
Cash flows from investing activities:
Purchases of marketable securities	(405,385)	(75,096)
Maturities and sales of marketable securities	150,916	328,054
Purchases of property, plant and equipment	(99,673)	(89,268)
Business combination, net of cash acquired	—	(50,000)
Asset acquisition, net of cash acquired	(45,000)	—
Purchases of non-marketable securities	(916)	(6,290)
Sales of investments in non-marketable securities	—	9,296
Other investing activities	(225)	(250)
Net cash provided by (used in) investing activities	(400,283)	116,446
Cash flows from financing activities:
Proceeds from exercise of common stock options, net of cash paid for taxes	767	2,893
Proceeds in connection with the Company’s employee stock purchase plan	19,402	16,344
Proceeds from issuance of convertible notes	266,750	137,976
Payments on accounts receivable securitization facility	(50,000)	—
Other financing activities	(15,544)	(7,484)
Net cash provided by financing activities	221,375	149,729
Effects of exchange rate changes on cash and cash equivalents	427	(626)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,008)	352,119
Cash, cash equivalents and restricted cash, beginning of period	609,675	242,790
Cash, cash equivalents and restricted cash, end of period	$594,667	$594,909

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities
Property, plant and equipment acquired but not paid	$11,904	$14,422
Supplemental disclosure of cash flow information:
Interest paid	$21,109	$18,176
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$588,830	$594,612
Restricted cash — included in other long-term assets, net	5,837	297
Total cash, cash equivalents and restricted cash	$594,667	$594,909
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
Significant Accounting Policies
During the nine months ended September 30, 2024, there were no changes to the Company’s significant accounting policies as described in the Company’s 2023 Form 10-K, except as described in the Recently Adopted Accounting Pronouncements sections below.
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
The following is a reconciliation of the numerator and denominator used to calculate basic EPS and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income (loss) available to common shareholders	$(38,236)	$794	$(164,272)	$(154,383)
Weighted average common shares outstanding - basic	184,795	180,649	183,823	179,817
Effect of dilutive shares:
Restricted stock awards	—	2,153	—	—
Stock options	—	646	—	—
Employee stock purchase plan	—	589	—	—
Performance share units	—	38	—	—
Dilutive potential common shares	—	3,426	—	—
Weighted average common shares outstanding - diluted	184,795	184,075	183,823	179,817
Earnings per common share from net earnings - basic	$(0.21)	$0.00	$(0.89)	$(0.86)
Earnings per common share from net earnings - diluted	$(0.21)	$0.00	$(0.89)	$(0.86)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Shares issuable upon conversion of convertible notes	26,526	23,231	26,526	23,231
Shares issuable upon the release of restricted stock awards	7,487	—	7,487	6,423
Shares issuable upon the release of performance share units	2,037	—	2,037	1,584
Shares issuable upon exercise of stock options	1,028	—	1,028	1,305
	37,078	23,231	37,078	32,543

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Screening
Medicare Parts B & C	$201,423	$173,624	$570,550	$521,370
Commercial	289,637	253,401	827,509	732,182
Other	53,841	44,988	153,246	124,443
Total Screening	544,901	472,013	1,551,305	1,377,995
Precision Oncology
Medicare Parts B & C	$47,080	$46,383	$142,597	$141,352
Commercial	47,685	44,430	143,572	135,574
International	49,433	38,599	140,688	111,453
Other	19,556	26,913	67,281	80,552
Total Precision Oncology	163,754	156,325	494,138	468,931
COVID-19 Testing	$—	$—	$—	$5,955
Total	$708,655	$628,338	$2,045,443	$1,852,881
Screening revenue primarily includes laboratory service revenue from Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2024. Adjustments to revenue recognized during the period relating to prior period estimates were less than 2% of revenue recorded in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2023.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not significant as of September 30, 2024 and December 31, 2023.
Revenue recognized for the three and nine months ended September 30, 2024 and 2023 that was included in the deferred revenue balance at the beginning of the period was not significant.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents
Cash and money market	$582,741	$530,100
Cash equivalents	6,089	75,278
Total cash and cash equivalents	588,830	605,378
Marketable securities
Available-for-sale debt securities	$427,072	$168,425
Equity securities	5,229	3,841
Total marketable securities	432,301	172,266
Total cash, cash equivalents and marketable securities	$1,021,131	$777,644
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at September 30, 2024, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (1)	Losses in Accumulated Other Comprehensive Income (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$6,089	$—	$—	$6,089
Total cash equivalents	6,089	—	—	6,089
Marketable securities
Corporate bonds	$212,590	$2,039	$(14)	$214,615
U.S. government agency securities	126,676	436	(19)	127,093
Asset backed securities	84,977	441	(54)	85,364
Total marketable securities	424,243	2,916	(87)	427,072
Total available-for-sale securities	$430,332	$2,916	$(87)	$433,161
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (“AOCI”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2023, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (1)	Losses in Accumulated Other Comprehensive Income (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$72,243	$—	$—	$72,243
U.S. government agency securities	3,035	—	—	3,035
Total cash equivalents	75,278	—	—	75,278
Marketable securities
U.S. government agency securities	$56,594	$166	$(44)	$56,716
Corporate bonds	55,712	175	(59)	55,828
Asset backed securities	35,081	65	(249)	34,897
Commercial paper	20,984	—	—	20,984
Total marketable securities	168,371	406	(352)	168,425
Total available-for-sale securities	$243,649	$406	$(352)	$243,703
______________
(1)There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at September 30, 2024:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$6,089	$6,089	$—	$—
Total cash equivalents	6,089	6,089	—	—
Marketable securities
U.S. government agency securities	$89,800	$90,048	$36,876	$37,045
Corporate bonds	51,706	51,890	160,884	162,725
Asset backed securities	11,388	11,448	73,589	73,916
Total marketable securities	152,894	153,386	271,349	273,686
Total available-for-sale securities	$158,983	$159,475	$271,349	$273,686
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of September 30, 2024 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$9,501	$(13)	$3,290	$(1)	$12,791	$(14)
U.S. government agency securities	8,551	(16)	3,963	(3)	12,514	(19)
Asset backed securities	3,399	(3)	3,986	(51)	7,385	(54)
Total available-for-sale securities	$21,451	$(32)	$11,239	$(55)	$32,690	$(87)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2024 and December 31, 2023 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not material for the three and nine months ended September 30, 2024 and 2023.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$54,714	$58,593
Semi-finished and finished goods	82,273	68,882
Total inventory	$136,987	$127,475
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	September 30, 2024	December 31, 2023
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	227,600	214,562
Land improvements	15 years	6,747	6,729
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	199,715	168,131
Machinery and equipment	3 - 10 years	324,129	290,294
Furniture and fixtures	3 - 10 years	36,976	35,756
Assets under construction	n/a	80,063	104,592
Property, plant and equipment, at cost		1,170,723	1,115,557
Accumulated depreciation		(480,391)	(417,203)
Property, plant and equipment, net		$690,332	$698,354
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended September 30, 2024 and 2023 was $30.3 million and $29.3 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $90.7 million and $83.6 million, respectively.
At September 30, 2024, the Company had $80.1 million of assets under construction, which consisted of $52.3 million in machinery and equipment, $12.7 million in capitalized costs related to software projects, $10.0 million in leasehold and building improvements, $5.1 million related to buildings, and minimal furniture and fixtures. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of September 30, 2024:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at September 30, 2024
Finite-lived intangible assets
Trade name	11.0	$104,000	$(33,340)	$70,660
Customer relationships	6.3	4,000	(1,222)	2,778
Patents and licenses	9.7	56,542	(11,811)	44,731
Acquired developed technology (1)	6.6	887,708	(391,478)	496,230
Total finite-lived intangible assets		1,052,250	(437,851)	614,399
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,302,250	$(437,851)	$1,864,399
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2023:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2023
Finite-lived intangible assets
Trade name	11.6	$104,000	$(27,903)	$76,097
Customer relationships	7.0	4,000	(889)	3,111
Patents and licenses	4.5	11,542	(9,600)	1,942
Acquired developed technology (1)	7.3	887,789	(328,543)	559,246
Total finite-lived intangible assets		1,007,331	(366,935)	640,396
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,257,331	$(366,935)	$1,890,396
______________
(1)The gross carrying amount includes an insignificant foreign currency translation adjustment related to the intangible asset acquired as a result of the acquisition of OmicEra Diagnostics GmbH (“OmicEra”).
As of September 30, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2024 (remaining three months)	$24,100
2025	96,361
2026	95,300
2027	95,300
2028	95,300
Thereafter	208,038
$614,399

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
There were no impairment losses recorded on finite-lived intangible assets during the three and nine months ended September 30, 2024 and 2023. Updates to key assumptions used to calculate the fair value of the Company’s in-process research and development asset (“IPR&D”) could change the Company’s estimate that it will recover the carrying amount of the IPR&D asset in the near term.
Goodwill
The change in the carrying amount of goodwill for the periods ended September 30, 2024 and December 31, 2023 is as follows:

(In thousands)
Balance, January 1, 2023	$2,346,040
Resolution Bioscience acquisition	20,692
Effects of changes in foreign currency exchange rates (1)	388
Balance, December 31, 2023	2,367,120
Resolution Bioscience acquisition adjustments	225
Effects of changes in foreign currency exchange rates (1)	105
Balance September 30, 2024	$2,367,450
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra.
There were no impairment losses for the three and nine months ended September 30, 2024 and 2023.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of September 30, 2024 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$582,741	$582,741	$—	$—
U.S. government agency securities	6,089	—	6,089	—
Restricted cash (1)	5,837	5,837	—	—
Marketable securities
Corporate bonds	$214,615	$—	$214,615	$—
U.S. government agency securities	127,093	—	127,093	—
Asset backed securities	85,364	—	85,364	—
Equity securities	5,229	5,229	—	—
Non-marketable securities	$686	$—	$—	$686
Liabilities
Contingent consideration	$(283,231)	$—	$—	$(283,231)
Total	$744,423	$593,807	$433,161	$(282,545)
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There have been no material changes in valuation techniques or transfers between fair value measurement levels during the three and nine months ended September 30, 2024. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
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

(In thousands)	Non-Marketable Securities
Beginning balance, January 1, 2024	$7,650
Changes in fair value	(714)
Settlement of non-marketable securities	(6,250)
Ending balance, September 30, 2024	$686
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $283.2 million and $288.7 million as of September 30, 2024 and December 31, 2023, respectively, of which $19.4 million was included in other current liabilities and $263.8 million was included in other long-term liabilities in the condensed consolidated balance sheet as of September 30, 2024. The contingent consideration liabilities were included in other long-term liabilities as of December 31, 2023.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Beginning balance	$277,921	$302,141	$288,657	$306,927
Changes in fair value (1)	5,310	(8,364)	(2,326)	(13,051)
Payments (2)	—	—	(3,100)	(99)
Ending balance	$283,231	$293,777	$283,231	$293,777
______________
(1)The change in fair value of the contingent consideration liability is included in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive Earlier Detection Corporation (“Thrive”), Ashion Analytics, LLC (“Ashion”), and OmicEra related to regulatory and product development milestones was $283.2 million and $288.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company estimates the fair value of the contingent consideration liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% and 89% as of September 30, 2024 and December 31, 2023, respectively, and a weighted average present-value factor of 6.0% and 5.8% as of September 30, 2024 and December 31, 2023, respectively. The projected fiscal year of payment range is from 2025 to 2031. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.
Non-Marketable Equity Securities
Non-marketable equity securities without readily determinable fair values, which are classified as a component of other long-term assets, net, had the following cumulative upward and downward adjustments and aggregate carrying amounts:

(In thousands)	September 30, 2024	September 30, 2023
Cumulative upward adjustments (1)	$5,102	$779
Cumulative downward adjustments and impairments (2)	15,071	15,071
Aggregate carrying value (3)	52,227	31,654
_________________________________
(1)    There were no material upward adjustments recorded on non-marketable equity securities held for the three and nine months ended September 30, 2024 and 2023.
(2)    There were no material downward adjustments or impairments recorded on non-marketable equity securities held for the three and nine months ended September 30, 2024 and 2023, respectively.
(3)    The aggregate carrying value of non-marketable equity securities was $46.0 million as of December 31, 2023.
There were no material realized gains or losses recorded during the three and nine months ended September 30, 2024 and 2023.
The Company has committed capital to venture capital investment funds of $18.0 million, of which $11.7 million remains callable through 2033 as of September 30, 2024. The aggregate carrying amount of these funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, was $6.7 million and $5.2 million as of September 30, 2024 and December 31, 2023, respectively.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of September 30, 2024 and December 31, 2023 the Company had open foreign currency forward contracts with notional amounts of $47.7 million and $39.5 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at September 30, 2024 and December 31, 2023 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of September 30, 2024. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the three and nine months ended September 30, 2024 and 2023.

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
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of September 30, 2024, the Company is in compliance with all covenants.
In December 2021 and January 2023, PNC issued letters of credit of $2.9 million and $1.5 million, respectively, which reduced the amount available for cash advances under the line of credit to $145.6 million as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of September 30, 2024:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(14,090)	$606,619	$623,558	2
2030 Convertible Notes - 2.000%	572,993	(3,820)	569,173	652,244	2
2028 Convertible Notes - 0.375%	589,380	(5,346)	584,034	546,650	2
2027 Convertible Notes - 0.375%	563,822	(4,158)	559,664	547,668	2
2025 Convertible Notes - 1.000% (2)	249,172	(134)	249,038	254,155	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2023:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2030 Convertible Notes - 2.000%	$572,993	$(4,349)	$568,644	$684,475	2
2028 Convertible Notes - 0.375%	949,042	(10,499)	938,543	887,354	2
2027 Convertible Notes - 0.375%	563,822	(5,429)	558,393	549,839	2
2025 Convertible Notes - 1.000%	249,172	(476)	248,696	293,300	2
______________
(1)The fair values are based on observable market prices for this debt, which is traded in less active markets and therefore is classified as a Level 2 fair value measurement.
(2)The Company’s convertible notes due in 2025 (the “2025 Notes”) mature on January 15, 2025 and are included in convertible notes, net, current portion on the condensed consolidated balance sheet as of September 30, 2024. The 2025 Notes were included in convertible notes, net, less current portion as of December 31, 2023.
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
In April 2024, the Company entered into a privately negotiated exchange and purchase agreement with certain holders of the Company’s 2028 Notes. The Company issued $620.7 million aggregate principal amount of 1.75% Convertible Notes due in 2031 (the “2031 Notes” and, collectively with the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, the “Notes”) in exchange for $359.7 million of aggregate principal of 2028 Notes, and $266.8 million of cash after deducting underwriting discounts. The extinguishment resulted in a gain on settlement of convertible notes of $10.3 million, which is included in interest expense in the condensed consolidated statement of operations for the nine months ended September 30, 2024. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
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
Summary of Conversion Features
Until the six-months immediately preceding the maturity date of the applicable series of the Company’s convertible notes, each series of Notes is convertible only upon the occurrence of certain events and during certain periods, as set forth in the Indentures filed at the time of the original offerings. On or after the date that is six-months immediately preceding the maturity date of the applicable series of Notes until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may elect to convert such Notes at any time, and if elected, the conversion would occur on the maturity date. The Notes will be convertible into cash, shares of the Company’s common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Notes are not converted prior to the maturity date, the principal amount will be settled in cash upon maturity.
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
Based on the closing price of the Company’s common stock of $68.12 on September 30, 2024, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2031 Convertible Notes	$6,820
2030 Convertible Notes	4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Debt issuance costs amortization	$1,334	$1,329	$3,965	$4,021
Debt discount amortization	322	25	611	81
Gain on settlements of convertible notes	—	—	(10,254)	(10,324)
Coupon interest expense	7,285	4,906	19,054	13,166
Total interest expense (income) on convertible notes	$8,941	$6,260	$13,376	$6,944
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
2031 Convertible Notes	2.10%	—%	2.06%	—%
2030 Convertible Notes	2.12%	2.12%	2.09%	2.09%
2028 Convertible Notes	0.64%	0.64%	0.63%	0.63%
2027 Convertible Notes	0.68%	0.68%	0.67%	0.67%
2025 Convertible Notes	1.18%	1.18%	1.17%	1.17%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 0.29, 2.45, 3.42, 5.42, and 6.54 years for the 2025 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively.

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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company has incurred insignificant charges for the three months ended September 30, 2024 and 2023, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU intellectual property in the development and commercialization of a blood-based, multi-cancer screening test. The agreement terms would require the Company to pay single-digit sales-based royalties and up to $45.0 million in sales-based milestone payments for each JHU licensed product that reaches specified net sales levels. The Company will record the sales-based royalties once sales of licensed products have occurred and sales-based milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of any sales-based royalties or sales-based milestones as of September 30, 2024.

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
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The fair value of the termination payments as of the date of the Termination Agreements was $25.8 million, which was recorded as research and development expense in the condensed consolidated statement of operations in the second quarter of 2024. The remaining $1.8 million in expense is being recognized ratably through the date of the final payment in the second quarter of 2026. The Company has recorded a liability of $17.1 million representing the fair value of the remaining payments, of which $8.8 million is included in accrued liabilities and $8.3 million is included in other long-term liabilities on the condensed consolidated balance sheet as of September 30, 2024. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of September 30, 2024.
Watchmaker Genomics, Inc.
In July 2023, the Company entered into a co-exclusive development and license agreement with Watchmaker Genomics, Inc. (“Watchmaker”) under which the Company granted Watchmaker a co-exclusive license to the non-bisulfite technology for the detection of methylated DNA and other epigenetic modifications (“TAPS”). TAPS is based on patents obtained by the Company through an exclusive license agreement with the Ludwig Institute for Cancer Research. Under the agreement, both parties have the right to use and develop TAPS for commercial purposes. The Company has the potential to receive up to $82.0 million in sales-based milestone payments and mid-single-digit royalties based on future Watchmaker net sales of licensed products including TAPS. Additionally, Watchmaker has the right to sublicense TAPS, and the Company has the potential to receive royalties based on future Watchmaker sublicense receipts.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
TwinStrand Biosciences, Inc.
On July 1, 2024, the Company entered into an agreement with TwinStrand Biosciences, Inc. (“TwinStrand”), under which TwinStrand licensed to the Company intellectual property related to the error correction technology in next-generation sequencing. The Company’s rights are broadly exclusive with respect to cell-free nucleic acid sequencing, subject to certain non-exclusive relationships in the field. Under the license agreement, the Company made upfront payments to TwinStrand totaling $45.0 million in July 2024. The upfront payments were capitalized as a patent and license intangible asset in the condensed consolidated balance sheet, which is amortized through amortization of acquired intangible assets in the condensed consolidated statement of operations over its estimated useful life of 10 years. In addition, the Company agreed to pay TwinStrand a low-single-digit royalty on the Company’s net sales of certain licensed products and services. The Company will record the sales-based royalties once sales using relevant licensed products and services have occurred. The Company has not incurred charges related to the sales-based royalties as of September 30, 2024.

(11) STOCKHOLDERS’ EQUITY
Changes in Accumulated Other Comprehensive Income
The amounts recognized in AOCI for the nine months ended September 30, 2024 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain on Securities (1)	AOCI
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive loss before reclassifications	427	2,723	3,150
Amounts reclassified from accumulated other comprehensive income	—	52	52
Net current period change in accumulated other comprehensive income	427	2,775	3,202
Balance at September 30, 2024	$1,801	$2,829	$4,630
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three and nine months ended September 30, 2024.
The amounts recognized in AOCI for the nine months ended September 30, 2023 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
Other comprehensive income before reclassifications	(626)	748	122
Amounts reclassified from accumulated other comprehensive income	—	3,579	3,579
Net current period change in accumulated other comprehensive income	(626)	4,327	3,701
Balance at September 30, 2023	$(573)	$(962)	$(1,535)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the nine months ended September 30, 2023.
Amounts reclassified from AOCI for the nine months ended September 30, 2024 and 2023 were as follows:

	Affected Line Item in the Statements of Operations	Nine Months Ended September 30,
Details about AOCI Components (In thousands)		2024	2023
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$52	$3,579
Total reclassifications		$52	$3,579

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”) and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $48.8 million and $61.9 million in stock-based compensation expense during the three months ended September 30, 2024 and 2023, respectively. The Company recorded $165.7 million and $172.7 million in stock-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, there was approximately $383.8 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.6 years.
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2024	1,286,173	$47.67	3.8
Exercised	(221,374)	19.50
Forfeited	(36,575)	91.37
Outstanding, September 30, 2024	1,028,224	$52.18	3.3	$26,970
Vested and expected to vest, September 30, 2024	1,028,224	$52.18	3.3	$26,970
Exercisable, September 30, 2024	1,028,224	$52.18	3.3	$26,970
______________
(1)The total intrinsic value of options exercised, net of shares withheld for taxes, during the nine months ended September 30, 2024 and 2023 was $6.2 million and $10.6 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of restricted stock and RSU activity during the nine months ended September 30, 2024 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2024	6,272,763	$73.39
Granted	4,227,223	56.67
Released (2)	(2,232,590)	77.62
Forfeited	(780,430)	61.93
Outstanding, September 30, 2024	7,486,966	$63.07
______________
(1)The weighted average grant date fair value of the RSUs granted during the nine months ended September 30, 2023 was $62.28.
(2)The fair value of RSUs vested and converted to shares of the Company’s common stock was $173.3 million and $146.7 million during the nine months ended September 30, 2024 and 2023, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of PSU activity during the nine months ended September 30, 2024 is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2024	1,597,801	$92.73
Granted	913,533	63.68
Released (3)	(70,662)	140.20
Forfeited	(403,454)	92.47
Outstanding, September 30, 2024	2,037,218	$75.47
______________
(1)The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of September 30, 2024 was 820,015.
(2)The weighted average grant date fair value of the PSUs granted during the nine months ended September 30, 2023 was $79.11.
(3)The fair value of PSUs vested and converted to shares of the Company’s common stock was $9.9 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Employee Stock Purchase Plan
The fair value of shares purchased during the three and nine months ended September 30, 2024 and 2023 under the ESPP is based on the assumptions in the following table:

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ESPP Shares
Risk-free interest rates	(1)	(1)	4.71% - 5.30%	4.68%
Expected term (in years)	(1)	(1)	1.17	1.25
Expected volatility	(1)	(1)	55.67% - 63.13%	67.30%
Dividend yield	(1)	(1)	—%	—%
______________
(1)The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the period indicated.
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,658	$29,212
Operating cash flows from finance leases	991	559
Finance cash flows from finance leases	4,890	2,545
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,860	$2,097
Right-of-use assets obtained in exchange for new finance lease liabilities	15,995	4,940
Weighted-average remaining lease term - operating leases (in years)	7.58	7.00
Weighted-average remaining lease term - finance leases (in years)	3.08	2.99
Weighted-average discount rate - operating leases	6.55%	6.50%
Weighted-average discount rate - finance leases	6.71%	7.32%
As of September 30, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases are $122.5 million and $143.7 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2024, the Company has outstanding operating lease obligations of $189.9 million, of which $27.2 million is reported in operating lease liabilities, current portion and $162.7 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding operating lease obligations of $190.4 million, of which $29.4 million is reported in operating lease liabilities, current portion and $161.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
In the third quarter of 2024, the Company recorded an impairment charge of $18.7 million, which consisted of a right-of-use asset of $11.8 million and associated leasehold improvements of $6.9 million relating to one of its domestic facilities that will be vacated in the fourth quarter of 2024 as a result of a change in strategic priorities. The Company used the income approach, under which the recoverability of the assets was measured by comparing the carrying amount of the asset to future undiscounted, pre-tax cash flows generated by the assets held. The fair value of the assets was determined using discounted cash flows, and the impairment charge recorded represents the difference between the carrying value and fair value of the impaired assets. The impairment charge recorded is included in impairment of long-lived assets in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024 and December 31, 2023, the Company’s right-of-use assets from finance leases are $21.6 million and $11.3 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of September 30, 2024, the Company has outstanding finance lease obligations of $22.7 million, of which $7.9 million is reported in other current liabilities and $14.8 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2023, the Company had outstanding finance lease obligations of $11.9 million, of which $4.4 million is reported in other current liabilities and $7.5 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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
Intellectual Property Litigation Matters
In May 2023, after receiving a cease-and-desist letter from the Company regarding its patent infringement, Geneoscopy Inc. (“Geneoscopy”) requested a reexamination of the Company’s U.S. Patent No. 11,634,781 (the “’781 Patent”) by the United States Patent and Trademark Office (the “USPTO”). Upon completion of the reexamination in October 2023, the USPTO rejected Geneoscopy’s challenge. In November 2023, the Company filed suit against Geneoscopy in the United States District Court for the District of Delaware, alleging that certain of Geneoscopy’s products infringe the ‘781 Patent and seeking unspecified monetary damages and injunctive relief (the “’781 Action”) and in May 2024, the Company filed a second complaint against Geneoscopy alleging infringement of the Company’s U.S. Patent No. 11,970,746 (the “’746 Patent”), which has been consolidated with the ’781 Action. On June 28, 2024, Geneoscopy filed counterclaims against the Company challenging the validity of the patents at issue and alleging breach of contract, misappropriation of trade secrets, unfair competition, and other violations of state and federal law seeking unspecified monetary damages and injunctive relief, which were amended on August 16, 2024. On July 16, 2024, the Company filed a motion for preliminary injunction seeking an order prohibiting Geneoscopy from selling its infringing Colosense test in the United States. On August 8, 2024, Geneoscopy filed a motion to stay pending inter partes review of the ‘781 Patent, which is fully briefed. On August 30, 2024, the Company filed a motion to dismiss the amended counterclaim, which is fully briefed. On September 3, 2024, the Court entered a stipulated order for briefing and expedited discovery for the Company’s preliminary injunction motion. On September 27, 2024, Geneoscopy filed its opposition to the Company’s motion for preliminary injunction, and the parties are currently engaged in expedited discovery. Briefing for the Company’s motion for preliminary injunction will be complete by the end of November 2024.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In January 2024, Geneoscopy petitioned the USPTO to institute an inter partes review (“IPR”) challenging the validity of the ‘781 Patent before the Patent Trial and Appeals Board (“PTAB”). On July 26, 2024, the PTAB notified the Company that it decided to institute review. The Company filed its Patent Owner Response on October 25, 2024, and the parties are currently engaged in discovery. The Company intends to defend the validity of the ‘781 Patent, and a final decision of that review will be made on or before July 30, 2025.
On August 20, 2024, Geneoscopy filed a petition for inter partes review of the ‘746 Patent before the PTAB. The Company’s Patent Owner Preliminary Response is due November 27, 2024. The PTAB is expected to decide on or before February 27, 2025, whether it will institute the IPR. If the IPR is instituted, the Company intends to defend the validity of the ‘746 Patent, and a final decision of that review will be made on or before February 27, 2026.

(14) WISCONSIN ECONOMIC DEVELOPMENT TAX CREDITS
During December 2021, the Company entered into an amended agreement (“Amended WEDC Agreement”) with the Wisconsin Economic Development Corporation (“WEDC”) to earn an additional $18.5 million in refundable tax credits on the condition that the Company expends $350.0 million in capital investments and establishes and maintains 1,300 additional full-time positions over a five-year period. The capital investment credits are earned at a rate of 10% of eligible capital investments up to a maximum of $7.0 million, while the jobs creation credits are earned annually pursuant to the Amended WEDC Agreement.
The tax credits earned are first applied against the tax liability otherwise due, and if there is no such liability present, the claim for tax credits will be reimbursed in cash to the Company. The maximum amount of the refundable tax credit to be earned for each year is fixed, and the Company earns the credits by meeting certain capital investment and job creation thresholds over the term of the Amended WEDC Agreement. Should the Company earn and receive the job creation tax credits but not maintain those full-time positions through the end of the agreement, the Company may be required to pay those credits back to the WEDC.
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
As of September 30, 2024, the Company has earned $14.3 million of the refundable tax credits under the Amended WEDC Agreement. The unpaid portion is $8.8 million, of which $4.2 million is reported in prepaid expenses and other current assets and $4.6 million is reported in other long-term assets, net in the Company’s condensed consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur. During the three and nine months ended September 30, 2024 and 2023, the amounts recorded as an offset to capital expenditures and operating expenses for the tax credits earned were not significant.
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
Refer to the Company’s 2023 Form 10-K for detailed disclosures on the combination, including the fair value of the consideration transferred, purchase price allocation, and goodwill and intangible assets identified in the transaction. During the three and nine months ended September 30, 2024, there were no significant changes to the purchase price and purchase price allocation, and the measurement period has closed.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Divestitures
Oncotype DX Genomic Prostate Score Test
On August 2, 2022, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) with MDxHealth SA (“MDxHealth”), the Company completed the sale of the intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test (“GPS test”). On August 23, 2023, the Company and MDxHealth executed the Second Amendment to the Asset Purchase Agreement (the “Second Amendment”). Under the Second Amendment, the Company agreed to allow MDxHealth to defer the 2023 contingent consideration payment by three years in exchange for additional consideration and more favorable contingent consideration terms, including elimination of the minimum revenue thresholds previously required to be met under the Asset Purchase Agreement. Refer to the Company’s 2023 Form 10-K for additional details on the agreements.
As of September 30, 2024 and December 31, 2023, a portion of the contingent consideration is classified as a contract asset. As of September 30, 2024, the contract asset was $48.3 million, of which $25.8 million is included in prepaid expenses and other current assets and $22.5 million is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2023, the contract asset was $41.7 million, which is included in other long-term assets on the condensed consolidated balance sheet. The contract asset was estimated using historical GPS test revenues by MDxHealth under the most likely amount method. The remaining consideration balance as of September 30, 2024 and December 31, 2023 was $31.6 million, which includes the amount earned during the 2023 earnout year and is classified as a receivable within other long-term assets, net on the condensed consolidated balance sheet. The Company recorded an insignificant contingent consideration gain for the three and nine months ended September 30, 2024, which is included in other operating income in the condensed consolidated statement of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
United States	$659,222	$589,739	$1,904,755	$1,741,428
Outside of United States	49,433	38,599	140,688	111,453
Total revenues	$708,655	$628,338	$2,045,443	$1,852,881
Long-lived assets located in countries outside of the U.S. are not significant.

(17) INCOME TAXES
The Company recorded income tax expense of $0.8 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded income tax expense of $4.1 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively. The Company’s income tax expense recorded during the three and nine months ended September 30, 2024 is primarily related to current foreign and state tax expense. A deferred tax liability of $19.3 million and $17.3 million was recorded as of September 30, 2024 and December 31, 2023, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company had $42.0 million and $36.4 million of unrecognized tax benefits at September 30, 2024 and December 31, 2023, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of September 30, 2024, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2000 through 2024, and to state income tax examinations for the tax years 2000 through 2024. No interest or penalties related to income taxes have been accrued or recognized as of September 30, 2024.
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
The purpose of this Management’s Discussion and Analysis is to better allow our investors to understand and view our Company from management’s perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which has been filed with the U.S. Securities and Exchange Commission (“SEC”).

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
During the third quarter of 2024, we achieved many critical milestones, including:
•delivering tests results to 1.2 million people including a record number for Cologuard and Oncotype DX,
•growing total revenue 13% year-over-year while leveraging efficiencies in our operating expenses,
•generating cash provided by operating activities of $138.7 million for the three months ended September 30, 2024, an improvement of $114.4 million in comparison to the three months ended September 30, 2023,
•increasing customer satisfaction and brand awareness to all-time highs,
•receiving U.S. Food and Drug Administration (“FDA”) approval for Cologuard PlusTM, our next-generation Cologuard test,
•showcasing data at the European Society for Medical Oncology (“ESMO”) 2024 congress for our liquid biopsy colon cancer screening and multi-cancer screening tests, and
•gaining acceptance from a top-tier journal for the first publication of OncodetectTM, our molecular residual disease (“MRD”) test.

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
Our flagship screening product, the Cologuard test, is a patient-friendly, non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Upon approval by the FDA in August 2014, our Cologuard test became the first and only FDA-approved sDNA non-invasive colorectal cancer screening test. Our Cologuard test is now indicated for average risk adults 45 years of age and older. In October 2024, the FDA approved Cologuard Plus, our next-generation Cologuard test, which we expect to launch with Medicare coverage and guideline inclusion in 2025.
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

Upcoming Test Launches
We are preparing to launch in 2025 new screening and diagnostic tests to address unmet patient needs and enhance our existing products.
•Cologuard Plus - Our Cologuard Plus test sets a new performance standard in non-invasive colorectal cancer screening. Our Cologuard Plus test detects cancers and precancerous polyps with even greater sensitivity than our Cologuard test while reducing false positives by more than 30 percent. In October 2024, the FDA approved our Cologuard Plus test for adults ages 45 and older of average risk for colorectal cancer. This approval was based on results from our pivotal BLUE-C study, which showed 95% overall cancer sensitivity and 43% sensitivity for advanced precancerous lesions at 94% specificity when age-weighted to the U.S. population with no findings on colonoscopy. We expect to launch our Cologuard Plus test with Medicare coverage and guideline inclusion in 2025.
•Oncodetect - We expect to launch our Oncodetect MRD test for patients with colorectal cancer, supported by forthcoming data releases and medical journal publications. We recently completed clinical validation of our tumor-informed platform utilizing colorectal cancer samples. Results will be submitted to MolDx for approval and subsequent Medicare reimbursement. Our tumor-informed Oncodetect test is designed to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial colorectal cancer treatment. This test will help patients and oncologists understand the success of initial treatment, guide further treatment, and monitor for cancer recurrence.
Pipeline Research and Development
We are continuing to advance our pipeline of future screening and diagnostic products, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metastatic disease treatment selection, and patient monitoring.
Through our collaboration with Mayo Foundation for Medical Education and Research (“Mayo”), we have successfully performed validation studies involving multiple types of cancer using tissue, blood, and other sample types. Our research and development programs are also powered by technologies we have exclusively licensed from The Johns Hopkins University, Broad Institute, Inc. (“Broad Institute”), Oxford University, the Ludwig Institute for Cancer Research, and TwinStrand Biosciences, Inc. (“TwinStrand”).
We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening. Over the past decade, together with Mayo, we have been seeking to develop even better colorectal cancer screening tests. Beyond Cologuard Plus, we are also working to develop a blood-based screening test for colorectal cancer. In September 2024, we presented performance data for our blood-based colorectal cancer screening test at the ESMO Congress, showing sensitivities of 88% for colorectal cancer and 31% for advanced precancerous lesions at specificity of 90% for negative samples confirmed by colonoscopy. BLUE-C pivotal study results for our blood-based colorectal cancer screening test are expected in the first half of 2025.

•MRD Test Development. In addition to our expected 2025 launch of Oncodetect for patients with colorectal cancer, we plan to validate Oncodetect for other cancer types, including breast cancer, and continually enhance the performance characteristics of our MRD test offerings over time. We recently completed clinical validation of our tumor-informed platform utilizing colorectal cancer samples. Results will be submitted to MolDx for approval and subsequent Medicare reimbursement. In June 2023, we entered into a sponsored research agreement and exclusive license agreement with Broad Institute to utilize their Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology to further our ability to develop and launch impactful MRD tests. We are developing the MAESTRO platform for use in certain future MRD tests.
•Multi-cancer Screening Test Development. We are currently seeking to develop a multi-cancer screening test, which will be branded as CancerguardTM, to help detect many different types of cancer from a single blood draw. ASCEND-2, a multi-center, prospective, case-control study of over 11,000 clinically characterized participants, validates the sensitivity and specificity of our multi-biomarker class approach across a broad range of cancer types, including the most aggressive cancers and cancers with no current standard of care for screening. We presented initial ASCEND-2 data in April 2024 at the American Association for Cancer Research (“AACR”) annual meeting, which demonstrated the ability to detect cancer signals from 21 cancer types with a mean sensitivity of 50.9% with 98.5% specificity and 56.8% sensitivity when breast and prostate cancer were excluded from the analysis. We plan to share additional analyses from ASCEND-2 at an upcoming scientific conference. Our multi-cancer screening test was recently approved by the FDA to be used within a real-world evidence study, providing an opportunity to test 25,000 people over the next three years. The first patient was enrolled within this study at Baylor Scott & White, the primary study site, in August 2024. In the future, we plan to begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be the largest prospective, interventional multi-cancer screening trial ever conducted in the U.S.
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

Recent Developments and Trends
We estimate there are up to 60 million Americans that are not up to date with their colon cancer screenings. The capacity for screening colonoscopies in the U.S. is relatively fixed because it is dependent on the number of gastroenterologists available to perform the procedures. Health systems, payers, and health care providers are motivated to increase screening rates because they are measured as part of the Healthcare Effectiveness Data and Information Set (“HEDIS”) and Medicare Stars quality measure systems. More health systems and payers are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures through large, organized screening programs. We aim to partner with them to implement our Cologuard test within these programs as a solution for patients who infrequently visit their health care provider. Cologuard utilization is increasing in this setting, helping us screen more Americans.
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

Results of Operations
We have incurred losses since our inception and, as of September 30, 2024, we had an accumulated deficit of approximately $3.63 billion. While our operating results have continued to improve, we expect to incur net losses for the near future, and it is possible we may never become profitable or sustain profitability.
Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and Prevention Genetics, LLC (“PreventionGenetics”) tests while our Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.

	Three Months Ended September 30,
Amounts in millions	2024	2023	Change
Screening	$544.9	$472.0	$72.9
Precision Oncology	163.8	156.3	7.4
Total	$708.7	$628.3	$80.3

	Nine Months Ended September 30,
Amounts in millions	2024	2023	Change
Screening	$1,551.3	$1,378.0	$173.3
Precision Oncology	494.1	468.9	25.2
COVID-19 Testing	—	6.0	(6.0)
Total	$2,045.4	$1,852.9	$192.5
The increase in Screening revenue was mainly due to an increase in the number of completed Cologuard tests. The increase in completed Cologuard tests for the three and nine months ended September 30, 2024 was due to growth across all customer segments, more patients rescreening with our Cologuard test, and expansion of organized screening programs run by payers and health systems. The increase in Precision Oncology revenue was mainly due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally, led by an increased number of ordering providers outside the U.S., specifically in Japan. We discontinued our COVID-19 testing business in the second quarter of 2023 due to lower demand, which led to the decrease in COVID-19 testing revenue. A discussion on our COVID-19 testing business was provided in our Annual Report on Form 10-K for the year ended December 31, 2023.

Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2024. Adjustments to revenue recognized during the period relating to prior period estimates were less than 2% of revenue recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2023. The impact to revenue for the three and nine months ended September 30, 2023 was due to improvements made in our billing systems and processes, including international contracting and collections.
We expect continuing revenue growth for our Cologuard and Oncotype tests subject to seasonal variability. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.
Cost of sales (exclusive of amortization of acquired intangible assets). The increase in cost of sales for the three and nine months ended September 30, 2024 was primarily due to an increase in production costs, personnel expenses, and facility and support services, which was a result of an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount to support the increase in tests completed. Cost of sales (exclusive of amortization of acquired intangible assets) as a percentage of revenue increased for the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily due to higher Cologuard test volume from organized screening programs run by payers and health systems. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

	Three Months Ended September 30,
Amounts in millions	2024	2023	Change
Production costs	$125.6	$102.6	$23.0
Personnel expenses	48.2	45.8	2.4
Facility and support services	17.3	13.6	3.7
Stock-based compensation	4.9	5.3	(0.4)
Other cost of sales expenses	0.1	1.2	(1.1)
Total cost of sales expense	$196.1	$168.5	$27.6

	Nine Months Ended September 30,
Amounts in millions	2024	2023	Change
Production costs	$341.6	$289.2	$52.4
Personnel expenses	146.4	134.4	12.0
Facility and support services	50.4	40.3	10.1
Stock-based compensation	15.7	15.6	0.1
Other cost of sales expenses	1.9	2.9	(1.0)
Total cost of sales expense	$556.0	$482.4	$73.6

Research and development expenses. The decrease in research and development expenses for the three months ended September 30, 2024 was primarily due to a decrease in resources needed to support our ongoing clinical studies as discussed in further detail above. The increase in research and development expenses for the nine months ended September 30, 2024 was primarily due to the termination of a license agreement with The Translational Genomics Research Institute (“TGen”) resulting in the recognition of an expense of $25.8 million in the second quarter of 2024. In addition, personnel expenses grew for the nine months ended September 30, 2024 is primarily due to an increase in average headcount during the year. This was partially offset by a decrease in direct research and development costs as discussed above. We expect that research and development expenses will generally continue to increase in future periods as we continue to invest to advance new tests.

	Three Months Ended September 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$43.7	$44.3	$(0.6)
Direct research and development	28.4	36.6	(8.2)
Facility and support services	14.4	17.0	(2.6)
Stock-based compensation	9.3	10.5	(1.2)
Professional fees	3.2	2.3	0.9
Other research and development	1.1	0.7	0.4
Total research and development expenses	$100.1	$111.4	$(11.3)

	Nine Months Ended September 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$141.0	$129.9	$11.1
Direct research and development	81.2	96.1	(14.9)
Facility and support services	43.0	46.5	(3.5)
Stock-based compensation	31.1	31.0	0.1
License agreement termination	25.8	—	25.8
Professional fees	7.7	5.5	2.2
Other research and development	1.8	2.0	(0.2)
Total research and development expenses	$331.6	$311.0	$20.6
Sales and marketing expenses. Sales and marketing expenses increased for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 due to continued investment in high impact sales and marketing opportunities. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in sales and marketing to meet demand for current products and the launch of new products, while continuing to decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services.

	Three Months Ended September 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$110.6	$99.7	$10.9
Direct marketing costs	49.3	39.4	9.9
Professional and legal fees	15.4	12.1	3.3
Stock-based compensation	14.5	17.5	(3.0)
Facility and support services	4.5	4.0	0.5
Other sales and marketing expenses	0.4	0.5	(0.1)
Total sales and marketing expenses	$194.7	$173.2	$21.5

	Nine Months Ended September 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$326.9	$310.8	$16.1
Direct marketing costs	145.2	131.3	13.9
Stock-based compensation	44.8	48.8	(4.0)
Professional and legal fees	44.3	30.7	13.6
Facility and support services	10.0	12.6	(2.6)
Other sales and marketing expenses	1.1	2.4	(1.3)
Total sales and marketing expenses	$572.3	$536.6	$35.7
General and administrative expenses. The decrease in general and administrative expenses for the three months ended September 30, 2024 was primarily due to a reduction in certain incentive-based compensation arrangements and a reduction in other discretionary spend including professional and legal fees as a result of our cost savings measures that were implemented. The decrease in general and administrative expenses for the nine months ended September 30, 2024 was primarily due to the settlement of certain legal matters in 2023, as further described in Note 15 of our Annual Report on Form 10-K for the year ended December 31, 2023.These reductions were partially offset by increases in other general and administrative expense as a result of the change in fair value of our outstanding contingent consideration liabilities. Refer to Note 7 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of our outstanding contingent consideration liabilities. We expect general and administrative expenses throughout the remainder of 2024 will remain relatively consistent with costs incurred thus far in 2024. We expect general and administrative expenses will decrease over time as we leverage efficiencies in our personnel and information technology systems.

	Three Months Ended September 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$98.1	$101.3	$(3.2)
Facility and support services	48.8	45.9	2.9
Professional and legal fees	30.8	34.5	(3.7)
Stock-based compensation	20.1	28.6	(8.5)
Other general and administrative	19.4	7.1	12.3
Total general and administrative expenses	$217.2	$217.4	$(0.2)

	Nine Months Ended September 30,
Amounts in millions	2024	2023	Change
Personnel expenses	$312.2	$294.0	$18.2
Facility and support services	138.0	133.2	4.8
Professional and legal fees	98.1	136.2	(38.1)
Stock-based compensation	74.1	77.3	(3.2)
Other general and administrative	39.8	32.0	7.8
Total general and administrative expenses	$662.2	$672.7	$(10.5)
Amortization of acquired intangible assets. Amortization of acquired intangible assets increased to $24.4 million for the three months ended September 30, 2024 compared to $23.0 million for the three months ended September 30, 2023. Amortization of acquired intangible assets increased to $71.1 million for the nine months ended September 30, 2024 compared to $68.8 million for the nine months ended September 30, 2023. The increase was primarily due to amortization of the intangible asset acquired as part of our acquisition of Resolution Bioscience in September 2023 and our acquisition of intellectual property through a license from TwinStrand in July 2024.
Impairment of long-lived assets. Impairment of long-lived assets was $18.7 million and $31.3 million for the three and nine months ended September 30, 2024, respectively, compared to zero and $0.6 million for the three and nine months ended September 30, 2023. The impairment charges recorded during the three and nine months ended September 30, 2024 and 2023 related to the closure of certain of our domestic facilities.

Other operating income. Other operating income was $3.1 million and $6.6 million for the three and nine months ended September 30, 2024 compared to $72.0 million for the three and nine months ended September 30, 2023. The income recorded for the three and nine months ended September 30, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test to MDxHealth SA (“MDxHealth”). The income recorded for the three and nine months ended September 30, 2023 included a $68.9 million contingent consideration gain and $3.1 million in additional consideration received from MDxHealth.
Investment income, net. Investment income, net increased to $11.6 million for the three months ended September 30, 2024 compared to $2.1 million for the three months ended September 30, 2023. Investment income, net increased to $29.6 million for the nine months ended September 30, 2024 compared to $7.4 million for the nine months ended September 30, 2023. The investment income recorded for the three and nine months ended September 30, 2024 and 2023 was primarily due to gains recorded on our marketable securities.
Interest expense. Interest expense was $9.6 million for the three months ended September 30, 2024 compared to $7.9 million for the three months ended September 30, 2023. Interest expense recorded from our outstanding convertible notes totaled $8.9 million and $6.3 million for the three months ended September 30, 2024 and 2023, respectively. Interest expense increased to $17.4 million for the nine months ended September 30, 2024 compared to $11.6 million for the nine months ended September 30, 2023. Interest expense recorded from our outstanding convertible notes totaled $23.6 million and $17.3 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense included a net gain on settlement of convertible notes of $10.3 million and $10.3 million for the nine months ended September 30, 2024 and 2023, respectively. The convertible notes are further described in Note 9 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Income tax expense. Income tax expense increased to $0.8 million for the three months ended September 30, 2024 compared to $0.2 million for the three months ended September 30, 2023. Income tax expense increased to $4.1 million for the nine months ended September 30, 2024 compared to $3.0 million for the nine months ended September 30, 2023. Income tax expense for the three and nine months ended September 30, 2024 and 2023 was primarily related to current foreign and state tax expense.
Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at September 30, 2024, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
We have access to a revolving line-of-credit (the “Revolver”) of up to $150.0 million, which had its maturity date extended to November 2025 through an amended agreement in October 2022. The Revolver is collateralized by certain marketable securities which must continue to maintain a minimum market value of $150.0 million. PNC Bank, National Association has issued letters of credit totaling $4.4 million, which reduces the amount available for cash advances under the line of credit to $145.6 million. As of September 30, 2024, we had not drawn any funds under the Revolver. The Revolver is further described in Note 8 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Cash, Cash Equivalents and Marketable Securities
As of September 30, 2024, we had approximately $588.8 million in unrestricted cash and cash equivalents and approximately $432.3 million in marketable securities.
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
Cash Flows

	Nine Months Ended September 30,
Amounts In millions	2024	2023
Net cash provided by operating activities	$163.5	$86.6
Net cash provided by (used in) investing activities	(400.3)	116.4
Net cash provided by financing activities	221.4	149.7
Operating activities
The increase in cash provided by operating activities for the nine months ended September 30, 2024 was primarily due to an increase in revenue. This was partially offset by an increase in operating expenses and cost of sales to support the increase in revenue as discussed in the Results of Operations section above and timing of payments on our accounts payable and accrued expenses and collections of our accounts receivable.
Investing activities
The increase in cash used in investing activities for the nine months ended September 30, 2024 compared to cash provided by investing activities for the nine months ended September 30, 2023 was due to a net increase of $507.4 million in cash used for purchases, maturities and sales of marketable securities as a result of a change in investing strategy towards more fixed income securities compared to money market funds as money market yields have decreased. We also increased our purchases of property, plant and equipment by $10.4 million due to additional investments in information technology infrastructure and lab automation. The increase in cash used in investing activities was partially offset by a decrease in cash used related to business combinations and asset acquisitions. We made payments of $45.0 million for our license of intellectual property from TwinStrand during the third quarter of 2024 compared to a cash payment of $50.0 for our acquisition of Resolution Bioscience, Inc. in the third quarter of 2023.
Financing activities
The increase in cash provided by financing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to proceeds of $266.8 million from the issuance of convertible notes in the second quarter of 2024 compared to proceeds of $138.0 million from the issuance of convertible notes in the first quarter of 2023. This was partially offset by a payment of $50.0 million in settlement of our previously outstanding accounts receivable securitization facility (“Securitization Facility”) upon maturity in June 2024.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2023 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2023 Form 10-K. Other than the matters described below, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the nine months ended September 30, 2024.

In April 2024, we entered into privately negotiated agreements (the “Agreements”) with certain holders of our convertible notes due in 2028 (“2028 Notes”). Pursuant to the Agreements, we issued $620.7 million aggregate principal amount of a new series of Convertible Notes due in 2031 (the “2031 Notes”) in exchange for (i) the retirement of $359.7 million in aggregate principal amount of 2028 Notes, and (ii) payment to the Company of $266.8 million in cash. The net proceeds from the issuance of the Notes were approximately $259.8 million, after deducting commissions and the offering expenses payable by the Company. The 2031 Notes mature on April 15, 2031 and bear interest at a fixed rate of 1.75% per year, payable semiannually in arrears on October 15 and April 15 of each year, beginning on October 15, 2024.
As of September 30, 2024, we had outstanding aggregate principal of $249.2 million on our convertible notes with a maturity date of January 15, 2025 (the “2025 Notes”), which are classified as convertible notes, net, current portion on the condensed consolidated balance sheet. Beginning July 15, 2024, which is six months prior to the maturity date of the 2025 Notes, holders of the 2025 Notes may elect to convert such notes at any time. In accordance with the terms of the 2025 Notes, any 2025 Notes that are converted after July 15, 2024 will be settled through a combination settlement under which the par value will be settled in cash and any amount in excess of par value will be settled in shares of our common stock. 2025 Notes that are not converted prior to the maturity date will be settled in cash upon maturity.
In June 2024, we repaid the previously outstanding balance of $50.0 million in full upon maturity of the Securitization Facility. Prior to maturity, the Securitization Facility accrued interest at a rate equal to a daily secured overnight financing rate (“SOFR”) plus a SOFR adjustment and an applicable margin. The interest rate was 6.87% as of the maturity date.
As of September 30, 2024, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of September 30, 2024 and December 31, 2023 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of September 30, 2024, we had no outstanding variable rate debt. If we were to draw down amounts under our Revolving Loan, we would be impacted by increases in prevailing market interest rates. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2024, we had open foreign currency forward contracts with notional amounts of $47.7 million. Although the impact of currency fluctuations on our financial results has been immaterial in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the third quarter of 2024, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Certificate of Amendment, dated July 23, 2020, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Certificate of Amendment, dated June 9, 2023, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	6/12/2023	001-35092

3.4	Seventh Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.2)	6/12/2023	001-35092

10.1*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Aaron Bloomer and the Registrant	X

10.2*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Jake Orville and the Registrant	X

10.3*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Brian Baranick and the Registrant	X

10.4*	Second Amendment to Employment Agreement, dated July 31, 2024, by and between Sarah Condella and the Registrant	X

10.5*	The Registrant’s 2010 Employee Stock Purchase Plan (as amended and restated on July 31, 2024)	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2024 filed on November 5, 2024, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended September 30, 2024, filed with the Securities and Exchange Commission on November 5, 2024, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 5, 2024	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Aaron Bloomer
Aaron Bloomer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)