Form 10-K
period 2024-12-31
EXACT SCIENCES CORP
filed 2025-02-19
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ¨e
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non‑accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $7,726,320,579 (based on the closing price of the Registrant’s Common Stock on June 28, 2024 of $42.25 per share).
The number of shares outstanding of the Registrant’s $0.01 par value Common Stock as of February 18, 2025 was 185,755,406.
DOCUMENT INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2024. Portions of such proxy statement are incorporated by reference into Part III of this Form 10‑K.

EXACT SCIENCES CORPORATION
ANNUAL REPORT ON FORM 10‑K
YEAR ENDED DECEMBER 31, 2024

PART I
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10‑K regarding our strategies, prospects, expectations, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; expectations for development or launching of new or improved products, and services and their impact on patients; insurance reimbursement potential; our strategies, commercialization efforts, positioning, competition, resources, capabilities, and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions, and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions, and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully develop and commercialize new products and services and assess potential market opportunities; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our reliance upon certain suppliers; our ability to retain and hire key personnel; approval and maintenance of adequate reimbursement rates for our products and services within and outside of the U.S.; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; changes in government policies, laws, regulations, and staffing; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to protect and enforce our intellectual property; our success establishing and maintaining collaborative, licensing and supplier arrangements; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of changing macroeconomic conditions and geopolitical conflict; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the outcome of any potential litigation or legal proceeding; and our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections in this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
During 2024, we achieved many milestones, including:
•delivering more than 4.6 million results to patients with our portfolio of cancer tests,
•being recognized as a Great Place to Work for the sixth consecutive year,
•growing revenue 10% while controllable operating expenses grew just 3%,
•generating cash provided by operating activities of $210.5 million for the year ended December 31, 2024, an improvement of $54.4 million, respectively, compared to the year ended December 31, 2023,
•securing United States (“U.S.”) Food and Drug Administration (“FDA”) approval and Medicare pricing for Cologuard PlusTM, our next-generation colon cancer screening test,
•completing two studies for OncodetectTM, our molecular residual disease test (“MRD”), and
•generating evidence for our liquid biopsy colon cancer screening test as well as our multi-cancer screening test (“MCED”), CancerguardTM.
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
We believe the large, underserved population of unscreened and inadequately screened patients represents a significant opportunity for our Cologuard test. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease — with pre-cancerous lesions or early-stage cancer — are more likely to have a complete recovery and to be treated less expensively. Colorectal cancer is the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S. there are approximately 154,000 new cases of colorectal cancer and approximately 53,000 deaths.
Upon approval by the FDA in August 2014, our Cologuard test became the first and only FDA-approved sDNA non-invasive colorectal cancer screening test. Our Cologuard test is now indicated for average risk adults 45 years of age and older.
Our peer-reviewed study, “Multitarget Stool DNA Testing for Colorectal-Cancer Screening,” published in the New England Journal of Medicine in April 2014, highlighted the performance of the Cologuard test in its 10,000 patient Deep-C clinical trial:
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
More than 40% of Americans between the ages of 45 and 85 who are at average risk for colorectal cancer are not up-to-date with screening according to the American Cancer Society’s (“ACS”) colorectal cancer screening guidelines. We believe our Cologuard test helps more people get screened for colorectal cancer. Internal studies have shown that approximately 40% of surveyed Cologuard users were previously unscreened for colorectal cancer.
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
•The Centers for Medicare & Medicaid Services (“CMS”) includes our Cologuard test in its most recent Medicare Advantage Star Ratings program.
Genetic Testing
We have an extensive menu of predefined genetic tests for nearly all clinically relevant genes, additional custom panels, and comprehensive germline, whole exome (“PGxome®”), and whole genome (“PGnome®”) sequencing tests.
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
Among women, breast cancer is the most commonly diagnosed cancer and the leading cause of cancer death. In 2025, nearly 317,000 women are expected to be diagnosed with invasive breast cancer in the U.S. according to ACS, and nearly 59,000 women are expected to be diagnosed with non-invasive (in situ) breast cancer. Worldwide, it is estimated that there are approximately 2.3 million newly diagnosed cases of breast cancer each year.
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

As the only test proven to predict both the likelihood of chemotherapy benefit and cancer recurrence, the Oncotype DX Breast Recurrence Score test is recognized globally as standard of care and is included in all major breast cancer treatment guidelines.
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
OncoExTra® Test
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
Riskguard® Test
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
Upcoming Test Launches
We are preparing to launch three new tests in 2025 across the largest patient impact opportunities in cancer diagnostics.
•Cologuard Plus - The Cologuard Plus test, which features novel biomarkers, improved laboratory processes, and enhanced sample stability, detects colorectal cancers and precancerous polyps with even greater sensitivity than our Cologuard test while reducing false positives by nearly 40%. Results from the pivotal BLUE-C study published in the New England Journal of Medicine in March 2024 showed 95% overall cancer sensitivity and 43% sensitivity for advanced precancerous lesions at 94% specificity when age-weighted to the U.S. population with no findings on colonoscopy. In October 2024, the FDA approved our Cologuard Plus test for adults ages 45 and older of average risk for colorectal cancer. We expect to launch our Cologuard Plus test with Medicare coverage and guideline inclusion in the second quarter of 2025.

•Oncodetect - Our tumor-informed Oncodetect MRD test is designed to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. This test is expected to help patients and oncologists understand the success of initial treatment, guide further treatment, and monitor for cancer recurrence. Results from the Alpha-CORRECT study, which primarily included patients with stage III colorectal cancer, showed our Oncodetect test achieved 78% sensitivity at the post-surgical timepoint and 91% sensitivity during the surveillance monitoring period, with specificities of 80% and 94%, respectively. In January 2025, complete findings from Alpha-CORRECT were published in the Journal of Surgical Oncology. Results from our Beta-CORRECT study, which we expect to present at an upcoming scientific conference, confirm a significant association between MRD positivity and recurrence in patients with stages II through IV colorectal cancer. Based on results from these two studies, we expect to launch the test as a laboratory developed test (“LDT”) with Medicare reimbursement through the Molecular Diagnostic Services Program (“MolDX”) in the second quarter of 2025.
•Cancerguard - Our Cancerguard test is designed to detect multiple cancers in their earliest stages from a single blood draw. Building on decades of research with Mayo Foundation for Medical Education and Research (“Mayo”) and The Johns Hopkins University (“JHU”), the Cancerguard test combines multiple biomarker classes for earlier cancer detection, provides high specificity to help minimize false positives, and utilizes a streamlined imaging-based diagnostic pathway to reduce follow-up procedures. In November 2024, results from the a multi-center, prospective, case-control ASCEND-2 study showed 60% overall sensitivity at 98.5% specificity when excluding cancer organ types with average-risk standard of care screening, and 67% overall sensitivity for the six most aggressive cancer organ types with the shortest 5-year survival rate. We expect to launch the test as an LDT in the second half of 2025.
Pipeline Research and Development
We are continuing to advance our pipeline of future screening and diagnostic products, including risk assessment, screening and prevention, early disease diagnosis, adjuvant and/or neoadjuvant disease treatment, metastatic disease treatment selection, and recurrence monitoring.
Through our collaboration with Mayo, we have successfully performed feasibility studies involving multiple types of cancer using tissue, blood, and other sample types. Our research and development programs are also powered by technologies we have exclusively licensed from JHU, Broad Institute, Inc. (“Broad Institute”), Oxford University, the Ludwig Institute for Cancer Research, and TwinStrand Biosciences, Inc. (“TwinStrand”).
We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening Test Development. Beyond Cologuard Plus, we are working to develop a blood-based screening test for colorectal cancer. In September 2024, we presented performance data for our blood-based colorectal cancer screening test at the ESMO Congress, showing sensitivities of 88% for colorectal cancer and 31% for advanced precancerous lesions at specificity of 90% for negative samples confirmed by colonoscopy. BLUE-C pivotal study results for our blood-based colorectal cancer screening test are expected in the middle of 2025 and performance degradation is expected for advanced precancerous lesion sensitivity and overall CRC sensitivity.
•MRD Test Development. In addition to the evidence supporting Oncodetect in colorectal cancer, we plan to validate our Oncodetect test in breast cancer and, subsequently, in multiple other solid tumor types. We also expect to enhance our MRD test by leveraging the Broad Institute’s Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology, which we secured exclusive rights to in June 2023 through a sponsored research and license agreement. We are currently developing the MAESTRO platform and expect to analytically validate this technology in 2025.
•MCED Test Development. In July 2024, our Cancerguard test was approved as an Investigational Device Exemption by the FDA to be used within a real-world evidence study, providing an opportunity to test 25,000 people over the next three years. The first patient was enrolled within this study at Baylor Scott & White, the primary study site, in August 2024. In the future, we plan to begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be one of the largest prospective, interventional multi-cancer screening trial ever conducted in the U.S.

Research and development, which includes our clinical study programs, accounts for a material portion of our operating expenses. As we seek to enhance our product portfolio and advance our pipeline, we expect that our research and development expenditures will continue to be a significant portion of our operating expenditures.
Commercial Operations
Our commercial functions include specific teams focused on screening, precision oncology, and international markets.
Cologuard Test Commercial Operations
We promote our Cologuard test through a national and market-based model comprised of our health systems, payers, primary care, market development, and inside sales team members.
Our sales team actively engages with healthcare providers and payers to emphasize the need for colorectal cancer screening, educate them on the value of our Cologuard test, and facilitate their ability to order the test. We focus on specific healthcare providers and payers based on a combination of Cologuard order history and ordering potential data. We also focus on healthcare provider groups and larger regional and national health systems through large, organized screening programs.
A critical part of the value proposition of our Cologuard test is its adherence program, which involves active engagement with patients and providers by our adherence team. This customer-oriented support activity is focused on encouraging and helping patients complete Cologuard tests that have been ordered for them by their providers. We undertake a variety of health care activities to promote patient adherence including letters, text messages, online chat, emails, phone calls, and other direct-to-consumer digital efforts.
We have undertaken a significant marketing public relations effort to engage prospective patients in the U.S., including through the launch of targeted, direct-to-consumer advertising campaigns across national television, digital, social media, print, and audio channels. During 2024, we continued to deepen our investment in large, organized screening programs to further solidify our Cologuard test as a solution for patients who infrequently visit their health care provider.
Precision Oncology Commercial Operations
We promote our precision oncology tests through our precision oncology sales force. Our commercial infrastructure, including our sales force, managed care group, and patient support network, is critical to the success of our precision oncology products. In our domestic sales, marketing, and reimbursement efforts, we interact directly with medical, radiation, and surgical oncologists, pathologists, and payers. We employ a direct sales approach that targets oncologists and cancer surgeons. We also plan to continue to utilize data from our clinical studies published in peer-reviewed journals to demonstrate the clinical value of our precision oncology products. We believe the combination of these approaches is our best means to increase patient and healthcare provider awareness of our precision oncology products and services and the number of favorable reimbursement coverage decisions by third-party payers.
International Commercial Operations
We commercialize or plan to commercialize our Oncotype® tests internationally through employees in Canada, Japan, and a number of European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in approximately 120 countries outside of the U.S. We do not offer our Cologuard test, Cancerguard test, or Oncodetect test outside of the U.S. We are exploring opportunities to make these tests and other future products available outside of the U.S.
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
Reimbursement for our Tests
Reimbursement for our Cologuard Test
Our Cologuard test has broad reimbursement coverage from Medicare and commercial payers. Updated USPSTF colorectal cancer screening guidelines mandate coverage of our Cologuard test beginning at age 45 for ACA covered health plans. Medicare Part B covers our Cologuard test once every three years for beneficiaries who are age 45 to 85, asymptomatic and at average risk for developing colorectal cancer.
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
•We believe that most states' laws mandate coverage of our Cologuard test by certain health insurance plans.
Most commercial payers have issued positive coverage decisions for our Cologuard test, and we have negotiated contracts with most payers to include our Cologuard test as an in-network service. In-network agreements with payers have varying terms and conditions, including reimbursement rate, term, and termination. Other payers may perform post-payment reviews or audits, which may lead to payment recoupments.
State Medicaid agencies generally assign a reimbursement rate for our Cologuard test equal to or less than the prevailing Medicare rate, often determined by state law as a percentage of the Medicare reimbursement rate.
In November 2024 our Cologuard Plus test, which we expect to launch in 2025, received a payment rate on the Clinical Lab Fee Schedule, which applies to Medicare Part B claims, that was effective January 1, 2025. This rate is higher than the Medicare rate for the Cologuard test. Commercial payers will need to issue positive coverage decisions for the Cologuard Plus test and we will negotiate amendments to our existing network agreements with those payers to add the Cologuard Plus test.
Reimbursement for our Precision Oncology Tests
We depend on government insurance plans, managed care organizations, and commercial insurance plans for reimbursement of our precision oncology tests.
Medicare coverage for our precision oncology tests is currently subject to the discretion of the local Medicare Administrative Contractors (“MAC”). Palmetto, the MAC that establishes the coverage and coding policies for most of our tests under Medicare, developed the MolDX, to identify and establish Medicare coverage for molecular diagnostic tests that fall within the scope of its Molecular Diagnostic Test local coverage decision (“LCD”). To obtain coverage under the MolDX program, developers of molecular diagnostic tests must submit a detailed dossier of analytical and clinical data to substantiate that a test meets Medicare’s requirements for coverage. We have received positive coverage decisions under the MolDX program for our breast, colon, Riskguard, and OncoExTra tests.
Reimbursement of our precision oncology tests by third-party payers is essential to our commercial success. Where there is a payer policy, contract or agreement in place, we bill the third-party payer, the hospital or referring laboratory and/or the patient (for deductibles and coinsurance or co-payments, where applicable) in accordance with established policy, contract or agreement terms. Some payers may apply various medical management requirements, including a requirement that they give prior authorization for a precision oncology test before they are willing to pay for it. Where there is no payer policy in place, we pursue third-party reimbursement on behalf of each patient on a case-by-case basis. Our efforts on behalf of these patients involve a substantial amount of time and expense, and bills may not be paid for many months, if at all. Furthermore, if a third-party payer denies coverage after final appeal, it may take a substantial amount of time to collect from the patient, if we are able to collect at all.
State Medicaid agencies generally assign a reimbursement rate for our precision oncology tests equal to or less than the prevailing Medicare rate, often determined by state law as a percentage of the Medicare reimbursement rate.
International Reimbursement
In many countries, public healthcare systems are primarily responsible for financing and establishing reimbursement for diagnostic tests. The majority of our international precision oncology revenues come from reimbursement (directly or indirectly), payments from our distributors, and patient self-pay. We have obtained coverage or other public financing for our Oncotype DX breast cancer test outside of the U.S., including coverage for certain patients in more than ten countries.
We expect that our international sales will be heavily dependent on the availability of reimbursement, and broadening coverage and reimbursement for our precision oncology tests and other tests outside of the United States will take years.
Reimbursement for Future Products
Successful commercialization of our newly developed products, including our Oncodetect and our Cancerguard tests, will also depend on our ability to obtain and maintain reimbursement at adequate reimbursement rates from government insurance plans, managed care organizations, commercial insurance plans, and public healthcare systems outside the U.S. for such products.
Our Clinical Laboratory and Manufacturing Facilities
We process our Cologuard test at two state-of-the-art, high-throughput clinical laboratories in Madison, Wisconsin that are certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) and accredited by College of American Pathologist (“CAP”). Our total lab capacity at both facilities is approximately seven million Cologuard tests per year, with the opportunity to add additional capacity, if needed.
We currently manufacture our Cologuard and Cologuard Plus tests at our facilities in Madison, Wisconsin. We are committed to manufacturing and providing medical devices and related products that meet customer expectations and applicable regulatory requirements. We adhere to manufacturing and safety standards required by federal, state, and local laws and regulations and operate our manufacturing facilities under a quality management system. We purchase certain components for our Cologuard and Cologuard Plus tests from third-party suppliers and manufacturers.
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
We process our predefined genetic tests for nearly all clinically relevant genes, additional custom panels, and comprehensive germline whole exome and whole genome sequencing tests in addition to our hereditary cancer test, Riskguard at our CLIA-certified and CAP-accredited DNA testing laboratory in Marshfield, Wisconsin.
We believe that we currently have sufficient capacity to process all of our tests for at least the next 12 months. We are in the process of expanding our existing facilities to prepare for the expected future growth in our operations.

Competition
We operate in a rapidly evolving and highly competitive industry. There are a number of private and public companies that offer products or have announced that they are developing products that compete with ours. We expect additional competition as other established and emerging companies introduce new tests and technologies. Certain of these companies have or may be acquired by, or enter into commercial partnerships with, larger companies with greater expertise, resources or brand recognition, which may increase their ability to offer or develop products that compete with ours.
We believe the principal competitive factors for our current and in-development products include the following:
•test performance, as demonstrated in clinical and analytical studies as well as in commercial and real-world experience;
•scope and extent of reimbursement and payer coverage;
•ease of use, including user experience for both patients and providers;
•value of product offerings, including pricing and impact on other healthcare spending;
•effectiveness of sales and marketing efforts and brand awareness;
•breadth of distribution of products and partnership base;
•reputation among patients and providers for development and introduction of new, innovative products;
•operational execution, including test turn-around time and test failures; and
•key opinion leader support, including endorsement in influential clinical guidelines.
We believe that the success of our products depends on our ability to differentiate ourselves, including through continued investment in product enhancements and new technologies, and to demonstrate that our products deliver the clinical and operational attributes that are most important to hospitals, clinics, group purchasing organizations, physicians, and patients.
Screening Competition
The U.S. opportunity for colorectal cancer screening is large, consisting of nearly 110 million eligible individuals between the ages of 45 and 85, and has attracted numerous competitors. Our Cologuard and Cologuard Plus tests face competition from procedure-based detection technologies such as colonoscopy, flexible sigmoidoscopy, “virtual” colonoscopy—a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography)—as well as other stool-based colorectal cancer tests (including the fecal occult blood test, the fecal immunochemical test (“FIT”)), capsule endoscopy, and liquid biopsy tests.
In the past year, Geneoscopy, Inc. (“Geneoscopy”) received FDA approval for its ColoSense stool-based test which will compete directly with our Cologuard tests in the United States. We are aware of at least two other companies (Mainz Biomed and Prescient Metabiomics) who are developing stool-based colorectal cancer screening tests.
We are also aware of many companies including Guardant Health, Inc. (“Guardant”), Freenome, Inc., GRAIL, Inc., and Natera Inc. (“Natera”), that have developed or are developing blood-based colorectal cancer screening tests. Guardant Health recently received FDA approval and Medicare coverage of its blood-based test (Shield). Collectively, these tests could represent significant competition for our current tests, our own in-development blood-based colorectal cancer screening test, and other tests we may develop in the future. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.
We are also entering the MCED market with our Cancerguard test. We are aware of other companies with MCED products either commercially available or in development that will compete directly with our Cancerguard test. These companies include GRAIL, Inc., Guardant Health, Inc., and Freenome, Inc.
The genetic testing market is highly competitive, and we expect this competition to intensify in the future as our competitors consolidate and new competitors emerge. We face competition from a variety of sources, including Ambry Genetics (now owned by Tempus AI); Myriad Genetics, Inc.; Natera; Color Health, Inc.; GeneDx; Illumina; Variantyx; 3billion; a few large, established general testing companies such as Laboratory Corporation of America Holdings (LabCorp) and Quest Diagnostics Incorporated; and clinical laboratories in an academic or healthcare provider setting that perform clinical genetic testing on behalf of their affiliated institutions.

Precision Oncology Competition
Our precision oncology products compete against a number of companies that are developing or commercializing products to profile genes and gene expression in breast and colon cancer. These companies include Agendia Inc., Veracyte, Inc., Myriad Genetics, Inc., and Hologic, Inc.
There are multiple companies who have therapy selection products (either tissue-based or blood-based) which compete with the OncoExTra test and our in-development OncoliquidTM test including Tempus AI, Caris Life Sciences, NeoGenomics, Myriad Genetics, Inc., and Delfi. With respect to our MRD test in development, each of Natera, Tempus AI, Guardant, NeoGenomics, Myriad Genetics, Inc., Quest Diagnostics, and Personalis have commercially available competitive MRD tests or have such tests in development. Historically, our principal competition for our precision oncology tests has also come from existing diagnostic methods used by pathologists and oncologists. Advances in digital pathology and artificial intelligence have the potential to replace or complement these entrenched methods and may offer value comparable to our molecular tests. Other potential competitors include companies that develop diagnostic tests such as Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.
Seasonality
We are continuing to learn how seasonal factors may affect our business. Based on our experience to date, we expect some seasonal variations in our financial results due to a variety of factors, such as the year-end holiday period and other major holidays, vacation patterns of both patients and healthcare providers, climate and weather conditions in our markets, seasonal conditions that may affect medical practices and patient, payer, and provider activity, including influenza outbreaks that may reduce the percentage of patients that can be seen or decrease patient’s willingness to visit medical practices, and other factors relating to the timing of patient deductibles and co-insurance limits.
Regulation
Certain of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, distribution, and export of diagnostic products. Our clinical laboratory facilities are subject to oversight by CMS pursuant to CLIA, as well as agencies in various states, including New York. We are subject to many other federal, state, and foreign laws, including anti-fraud and abuse, anti-kickback, and patient privacy. Failure to comply with applicable requirements can lead to significant sanctions, including interruption of our operations, withdrawal of products from the market, recalls, payment denials, refunds and recoupments, refusal to authorize government contracts, product seizures, exclusion from participation in federal and state healthcare programs, civil money penalties, injunctions, and criminal prosecution. For more information, see “Item 1A. Risk Factors — Risks Relating to Governmental Regulation and Reimbursement.”
U.S. Food and Drug Administration
Unless otherwise exempted or subject to enforcement discretion, medical devices, which include screening and diagnostic tests, must receive either FDA or regulatory approval or clearance before being marketed in the United States. Our Cologuard and Cologuard Plus tests are regulated by the FDA as a Class III medical devices. The FDA granted premarket approval (“PMA”) for our Cologuard and Cologuard Plus tests in August 2014 and October 2024, respectively. The regulations governing our PMA-approved tests’ approval place substantial restrictions on how our tests may be marketed and sold, specifically, by prescription only.
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

Laboratory Developed Tests
Our Oncotype® tests, OncoExTra test, and certain other tests we offer are regulated as LDTs, and we may seek to commercialize certain of our products in development as LDTs. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use. The FDA historically has taken the position that it has the authority to regulate such tests as medical devices under the FDCA and until recently has for the most part exercised enforcement discretion and not required clearance or approval of LDTs prior to marketing.
In May 2024, the FDA issued a final rule (the “LDT Rule”) that amended the FDA's regulations to make explicit that LDTs are devices under the FD&C Act. Along with the final rule, the FDA finalized a policy under which the FDA’s historical LDT enforcement discretion will be phased out over the course of three years, as well as targeted enforcement discretion policies for certain categories of LDTs. Under the LDT Rule and this policy, (1) from May 2025 to May 2028 various requirements will be phased in including medical device reporting (“MDR”) requirements, correction and removal reporting requirements, registration and listing requirements, labeling requirements, investigational use requirements and quality system requirements, (2) beginning in November 2027, premarket review requirements will become applicable to high risk (e.g., Class III) LDTs and (3) beginning in May 2028, premarket review requirements will become applicable to moderate and low risk LDTs. LDTs that were first marketed prior to May 6, 2024 (and have not been significantly modified) (“Grandfathered LDTs”) and LDTs for unmet medical needs manufactured and performed by labs integrated in a healthcare system, will not be subject to premarket review and most of the quality system requirements. Implementation and enforcement of the LDT Rule by the FDA may materially impact our development and commercialization of LDTs, including our Oncotype tests.
The LDT Rule has been challenged in the federal courts and that case is ongoing. It is possible that courts could strike down portions or all of the LDT Rule. It is unclear how the new Trump Administration may implement or enforce the LDT Rule. Additionally, the U.S. Congress may enact statutory changes that could alter or eliminate the LDT Rule. Even if the LDT Rule remains in its current form, the FDA will likely develop new policies to implement the rule that may materially impact our development and commercialization of LDTs, including our Oncotype tests.
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
Our activities must also comply with other applicable privacy laws, which impose restrictions on the access, use and disclosure of personal information. More state and international privacy laws are being adopted. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA, including the California Consumer

Privacy Act of 2018 (“CCPA”), including expansions and amendments to CCPA pursuant to the California Privacy Rights Act which became operative on January 1, 2023. CCPA protects personal information other than health information covered by HIPAA and allows certain data access and erasure rights to California consumers as well as rights to limit use and disclosure of sensitive personal information. Other similar state laws have been enacted. Further, we are required to comply with international, national, and provincial personal data protection laws and regulations, including the European Union's (“E.U.”) General Data Protection Regulation (“GDPR”) and Japan's Act on the Protection of Personal Information (“APPI”). The GDPR and other national or provincial laws provide a prescriptive, detailed regulation that provides extensive powers to public authorities to sanction and stop use of personal data. The GDPR and national or provincial laws outside of Europe such as APPI have and will continue to require significant effort and expense to ensure compliance. All of these laws may impact our business and may change periodically, which could adversely affect our business operations.
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
Federal and State “Anti-Kickback” and “Self-Referral” Restrictions
Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs, unless an exception applies. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. Sanctions for violations of the federal Anti-Kickback Statute may include imprisonment and other criminal penalties, civil monetary penalties, and exclusion from participation in federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

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
International
When marketing our tests outside of the U.S., we are subject to other countries' regulatory requirements governing human clinical testing, export of tissue, marketing approval for our products, and performance and reporting of tests in each market. These requirements vary by jurisdiction, differ from those in the U.S., and may require us to perform additional pre-clinical or clinical testing. For example, the E.U. has amended its existing regulatory framework for in vitro diagnostics by introducing the Regulation 2017/746 (EU) (“EU IVDR”), which amends the existing framework and imposes stricter requirements for the development, marketing, and sale of in vitro diagnostics such as our Oncotype DX Breast Recurrence Score test in the E.U. These new regulations are more stringent in a variety of areas, including clinical requirements, traceability, quality systems, and post-market surveillance activities. The EU IVDR became effective starting in May 2022. As our Oncotype DX Breast Recurrence Score test has a pre-existing certification from our notified body, we had until May 2026 to meet certain of the new, more stringent regulatory requirements of EU IVDR with respect to our Oncotype DX Breast Recurrence Score test, including obtaining a new positive conformity assessment from our notified body. We received a CE marking on our Oncotype DX Breast Recurrence Score test in December 2023, certifying that we are in compliance with the new EU IVDR regulatory requirements. Complying with the requirements of these regulations has required us to, and may continue to require us to, incur significant expenditures. Failure to meet these requirements could adversely impact our business in the E.U. and other regions that tie their product registrations to the E.U. requirements. Additionally, in many countries outside of the U.S., coverage, pricing, and reimbursement approvals are also required in order for our tests to be made available to patients in substantial volume.
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
Environmental. The cost of compliance with federal, state, and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2024 and there are no material expenditures planned for such purposes for the year ended December 31, 2025.
Intellectual Property
We rely on a combination of patents, patent applications, copyrights, and trademarks, as well as contracts, such as confidentiality, material data transfer, and license and invention assignment agreements to protect our intellectual property rights. We also rely upon trade secret laws to protect unpatented know-how and continuing technological innovation.
We have intellectual property rights to a wide variety of technologies including sample preparation, sample preservation, biomarkers, gene expression and sequencing technology, and related methods and formulations.
Our success depends upon our ability to protect our technologies through patent coverage and, where necessary, defend and enforce our patents in administrative proceedings and litigation. As of December 31, 2024, we had 257 issued patents in the U.S. and 930 issued patents outside of the U.S., which includes validated patents issued by the European Patent Office in key E.U. countries, covering genes and methods that are components of the Cologuard test, Oncoguard® Liver test, Oncotype DX tests, pipeline technologies or research methods, and platform technologies. Our issued U.S. patents expire at various times between 2025 and 2044. In addition, we have pending patent applications in the U.S. and in other countries, including provisional and non-provisional filings. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia, and other jurisdictions. We solely own, jointly own, or exclusively license these patents and patent applications. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patents and patent applications. Under some patents and patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of agreements that were executed at the onset of our collaborations with third parties.
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
Johns Hopkins University
Through the acquisition of Thrive Earlier Detection Corporation (“Thrive”), we acquired a worldwide exclusive license agreement with The Johns Hopkins University for use of several JHU patents and licensed know-how. We are seeking to utilize the JHU licensed technology to develop and commercialize a blood-based MCED test. The agreement terms would require us to pay single-digit sales-based royalties and up to $45.0 million in sales-based milestone payments for each JHU licensed product that reaches specified net sales levels.
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
At December 31, 2024, we had approximately 7,000 full-time, part-time and temporary employees, 6,900 of which were full-time employees. More than 95% of our employees are located in the United States and none of our employees are represented by a labor union. During fiscal year 2024, our voluntary turnover rate was approximately 8%, below the healthcare industry benchmark, which is comprised of certain of our key competitors (Aon, 2024 Salary Increase and Turnover Study — Second Edition, June 2024).

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
Our talent strategy and inclusion team, led by our Executive Vice President, Human Resources and Service, is responsible for developing and implementing our inclusion and diversity programs. The Human Capital Committee of our Board of Directors oversees and monitors our policies and strategies relating to culture, talent, and human capital management, including diversity, equity, and inclusion. We track and monitor workforce diversity data to ensure we are fulfilling our diversity and inclusion aspiration – to be known as a great place to work for all. Thanks, in part, to our compelling mission, competitive benefits and the positive results of our diversity and inclusion program, women make up approximately 53% of total employees (full-time and part-time), and 47% of management positions. Our ten-member Board of Directors includes four female members to support diversity of opinion and perspective at the board level. In addition, we have been awarded with a Great Place to Work Certification®, Gallup Exceptional Workplace Award, and Wisconsin State Journal Top Workplaces in 2024.
Compensation and Benefits
Attracting the best talent starts with offering industry-leading compensation and benefits. We want our compensation and benefits to give our employees a sense of ownership in our company, and pride and determination to achieve our mission. To help our eligible employees achieve financial well-being and share in the success they create, we offer competitive base pay, a company-sponsored 401(k) plan with employer matching, retirement planning resources, employee stock purchase plan opportunities, stock awards, and annual cash bonus programs. To help our eligible employees get and stay healthy, we offer our employees generous health benefits, including among others, medical, dental, and vision care coverage for employees and their dependents; family formation benefits (such as adoption assistance, (in)fertility treatments, etc.), life, disability, and accident insurance and critical illness benefits; health care and dependent care flexible spending account programs and employer contributions to health savings accounts (for specific medical plans). To enable our eligible employees to take the time they need to re-energize and focus on what matters most, we offer a parental leave program and ample time away benefits (vacation, sick, holidays, volunteer time, voting time, other leaves). To foster a culture of care and compassion, we offer eligible employees an employee assistance program with employer-paid counseling coverage for employee and household members, charitable donation matches, commuter benefits, wellness programs, including fitness and mental health/well-being, and more.
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
We create opportunities for personal growth, professional growth, and career mobility for all employees. From facilitated workshops to eLearning modules, individual development plans, mentoring, and coaching, we have invested in developmental capabilities to meet our employees at any stage of their career and help them grow. We have a variety of tools to facilitate developmental feedback. We maintain a mentoring program aimed to support the growth and development journey of employees, increase talent retention, enhance our inclusive culture, and increase partnership and collaboration across the business. We also host an annual leadership summit, bringing leaders across the Company together for two and a half days of dedicated development and enrichment activities. Thanks, in large part, to our training and development investments, in 2024 we were able to fill 35% of our open positions with internal candidates.
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

Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations, and financial results.
Risks Related to our Business and Business Strategy
•We may never become profitable or sustain profitability.
•We may need additional capital to execute our strategic plan.
•Our success depends heavily on our Screening and Precision Oncology tests and the successful commercialization of our tests in development.
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
•Cyberattacks, security breaches, loss of data, and other disruptions in relation to our information technology systems, as well as those of our third-parties with whom we have business relationships, could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.
•We rely on courier delivery services to transport Cologuard collection kits to patients and samples for all of our tests back to laboratory facilities for analysis. If these delivery services are disrupted or become significantly more expensive, customer satisfaction and our business could be negatively impacted.
•The success of our business substantially depends on the efforts of our senior management team and qualified personnel.
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
•Ethical, legal, and social concerns related to the use of genetic information could reduce demand for our genetic tests.
•Climate change, or legal or regulatory measures to address climate change or other corporate social responsibility and sustainability matters, could adversely affect our business, financial condition, and results of operations.
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
•Failure to comply with federal, state, and foreign laboratory licensing and related requirements could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.
•Our products could be subject to recall.
•Delays in receipt of, or failure to obtain, required FDA clearances or approvals for our products in development, or improvements to or expanded indications for our current offerings, could materially delay or prevent us from commercializing or otherwise adversely impact future product commercialization.
•The FDA's implementation of the LDT Rule may cause us to incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our tests.

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
•Some of our activities may subject us to risks under federal, state, and foreign laws prohibiting “kickbacks” and false or fraudulent claims.
•Some of our activities may subject us to risks under the Foreign Corrupt Practices Act and similar anti-bribery laws in non-U.S. jurisdictions.
•Failure to comply with privacy, security, and consumer protection laws and regulations could result in fines, penalties, and damage to our reputation and have a material adverse effect on our business.
•Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
•Changes in tax laws or regulations or exposure to tax liabilities could adversely affect our financial condition and results of operations.
Risks Relating to Product Development, Commercialization and Sales of our Products
•The success of the screening and diagnostic products and services we currently offer or may offer in the future will depend on the degree of market acceptance by healthcare providers, patients, healthcare payers, and others in the medical community.
•Uncertainty in the development and commercialization of our new tests or services could materially adversely affect our business, financial condition and results of operations.
•If we do not successfully manage the launch and marketing of new products or services, our financial results could be adversely affected.
•Recommendations, guidelines, and quality metrics issued by various organizations may significantly affect payers’ willingness to cover, and healthcare providers’ willingness to prescribe or order, our products.
•We expect to continue to make significant investments in our research and development efforts, which may not be successful.
•Interim, topline and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•Our industry is subject to rapid change, which could make our current products and any future products we may develop, obsolete.
•The sizes of the markets for our current and future products have not been established with precision, and may be smaller than we estimate.
•Our dependence on distributors for sales in many countries outside of the U.S. could limit or prevent us from selling our tests in those countries and impact our revenue.
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
•We have recorded significant impairment charges and could do so again in the future
•Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our results of operations.
•Our significant indebtedness could adversely affect our business, financial condition, and results of operations and our ability to meet our payment obligations under such indebtedness and limit our ability to raise additional capital to fund our operations.

Risks Related to our Business and Business Strategy
We may never become profitable or sustain profitability.
We have incurred losses since we were formed. From our date of inception on February 10, 1995 through December 31, 2024, we have accumulated a total deficit of approximately $4.50 billion. Our net loss was $1.03 billion, $204.1 million and $623.5 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. We expect to continue investing significantly toward development and commercialization of our colorectal cancer screening technology, our precision oncology tests, our MCED and MRD tests, and other products and services. If our revenue does not continue to grow faster than our cost of sales and operating expenses, we will not become profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
We may need additional capital to execute our strategic plan.
Although we believe that we have sufficient capital to fund our operations for at least the next 12 months, we may require additional capital to fully fund our current strategic plan, which includes continuing to scale our screening and precision oncology tests and developing a pipeline of future products and services. Additional financing may not be available in amounts or on terms satisfactory to us or at all. Our success in raising additional capital may be significantly affected by general market conditions, the market price of our common stock, our financial condition and existing indebtedness, uncertainty about the future commercial success of our current products and services, the development and commercial success of future products or services, regulatory developments, the status and scope of our intellectual property, any ongoing litigation, our compliance with applicable laws and regulations, and other factors. If we raise additional funds through the sale of equity, convertible debt or other equity-linked securities, our shareholders’ ownership will be diluted, and the market price of our common stock could be depressed. We may issue securities that have rights, preferences, and privileges senior to our common stock. If we raise additional funds through collaborations, licensing arrangements or other structured financing transactions, we may relinquish rights to our technologies, products or services, grant security interests in our assets or grant licenses to third parties on terms that are unfavorable to us.
Our success depends heavily on our Screening and Precision Oncology tests and the successful commercialization of our tests in development.
Our ability to generate revenues depends very substantially on the commercial success of our screening and precision oncology tests. Additionally, we are devoting significant resources to developing new tests in colorectal cancer screening, MRD, MCED, and other areas of cancer diagnostics. There can be no assurance that we will be able to continue to grow sales of our screening and precision oncology tests or that we will develop or commercialize any other products or services that will generate significant revenue. The commercial success of our tests, our successful commercialization of any new products and our ability to generate revenues will depend on a variety of factors, including the following:
•acceptance in the medical community;
•inclusion in healthcare guidelines and recommendations;
•inclusion in quality measures, including the HEDIS measures and the CMS Medicare Advantage Star Ratings;
•recommendations and studies that may be published by government agencies, professional organizations, academic or medical journals or other key opinion leaders;
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
•maintaining regulatory approvals to legally market our products and services; and
•the ease of use of our ordering process for healthcare providers.

If we are unable to continue growing sales of our screening and precision oncology tests, we are delayed or limited in doing so, or we are unable to successfully commercialize our tests in development or other new products, our business prospects, financial condition, and results of operations would be adversely affected.
Our operating results could be subject to significant fluctuation, which could increase the volatility of our stock price and cause losses to our shareholders.
Our revenues and results of operations have historically, and may in the future, fluctuate significantly, depending on a variety of factors, including the following:
•our success in marketing and selling, and changes in demand for, our screening and precision oncology tests, and the level of reimbursement and collection obtained for such tests;
•seasonal variations or non-seasonal events or circumstances affecting healthcare provider recommendations for our tests and patient compliance with healthcare provider recommendations, including without limitation, holidays, weather events, and circumstances such as disease outbreaks that may limit patient access to medical practices or institutions for diagnostic tests and preventive services;
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
•the results of our annual testing of intangible assets and goodwill for impairment charges when events or changes in circumstances indicate the carrying value may not be recoverable;
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
Some of our current and potential competitors may have significant competitive advantages over us, which may make them more attractive to hospitals, clinics, group purchasing organizations, and physicians. See “Item 1. Business — Competition” in this Annual Report on Form 10-K for additional information regarding our competitors and the effects of competition on our business.
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
Our manufacturing, testing and laboratory facilities are located in Madison and Marshfield, Wisconsin, Redwood City, California, Phoenix, Arizona, and Trier, Germany, and our headquarters are also located in Madison, Wisconsin. If our present, or any future facilities, were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, earthquakes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, it may render it difficult or impossible for us to perform our tests for some period of time, and our business could be severely disrupted. Our facilities and the equipment we use to perform our tests would be costly to replace and could require substantial lead time to repair or replace. The inability to perform our tests or the backlog of tests that could develop if any of our facilities become inoperable for even a short period of time may result in the loss of customers or harm our reputation, and we may be unable to regain those customers or rebuild our reputation in the future. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.
If our testing facilities become inoperable for any reason, we may not be able to transfer any or all testing to our other facilities and would need to rely on a third party to perform certain of these tests. We could use only another facility with established state licensure and CLIA accreditation, and for tests provided internationally, ISO 15189 accreditation. We cannot assure you that we would be able to find an appropriately certified facility willing to comply with the required procedures, that this laboratory would be willing to perform the tests for us on commercially reasonable terms, or that it would be able to meet our quality or regulatory standards. Alternatively, establishing a redundant facility for certain of our testing would require considerable time and money to secure adequate space, construct the facility, recruit and train employees, and establish the additional operational and administrative infrastructure necessary to support this facility. We also may not be able, or it may take considerable time, to replicate our testing processes or results in a new facility. Additionally, any such new facility would be subject to certification under CLIA and licensing by several states, including California and New York, which could take a significant amount of time and result in delays in our ability to resume operations.
We heavily rely upon certain suppliers and other vendors, and any disruptions or failures with respect to our relationships with these counterparties could have a disruptive effect on our business.
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
We may become dependent on additional single- or limited-source suppliers, or become increasingly dependent on existing suppliers, as we expand and develop our product and service pipeline. For example, our OncoExTra test is currently only validated to be performed on Illumina’s sequencing platform, and the MRD and MCED tests we expect to launch in 2025 will similarly utilize this platform. We also rely on Hamilton Company (“Hamilton”) to provide us laboratory equipment and related supplies (such as racking and pipette tips) necessary to perform certain critical steps in our clinical laboratory tests, including our Cologuard and precision oncology tests. Although other companies may offer viable alternative platforms, we have invested significant capital, time and expertise to procure Illumina and Hamilton machines and to optimize their use in our tests.
We rely on third parties, such as contract research organizations, medical institutions and clinical investigators to conduct studies of our technologies that may be required by the FDA or other U.S. or foreign regulatory bodies. Our reliance on these third parties will not relieve us of our requirement to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations may prepare and comply with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, our studies may be extended, delayed, suspended or terminated, the study data may be invalidated, and we may not be able to obtain a required regulatory approval.
We rely on certain software provided by Epic Systems Corporation (“Epic”), to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). Implementing new software to replace Epic would not only be costly, complex and difficult, but could negatively affect financial accounting and reporting processes, and disrupt external commercial activities such as order receipt and product delivery.

We have engaged third party vendors to provide services with respect to a variety of business processes. Failure by these third parties to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in our inability to achieve the expected cost savings or efficiencies and could result in additional costs to correct errors made by such service providers. Moreover, we have diminished control over the quality and timeliness of the outsourced services, including the cybersecurity protections implemented by these third parties.
The loss of a critical supplier or other vendor, the failure to perform by any such party, the deterioration of our relationship with any such party or any unfavorable modification to the contractual terms under which we are supplied certain supplies or services could have a disruptive effect on our business, and could adversely affect our results of operations for an extended period of time, particularly if we are required to validate an alternative vendor.
Cyberattacks, security breaches, loss of data, and other disruptions in relation to our information technology systems, as well as those of our third-parties with whom we have business relationships, could compromise sensitive information related to our business, prevent us from accessing it and expose us to substantial liability, which could adversely affect our business and reputation.
In the ordinary course of our business, we collect and store sensitive data, including personal information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by us or other parties such as customers and payers. We also communicate sensitive data, including patient data, through phone, Internet, facsimile, multiple third-party vendors and their subcontractors. We depend on information technology (“IT”) systems for significant elements of our operations, including our laboratory information management system and our ExactNexusTM technology platform. Our IT systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation and general administrative activities. We face a number of risks related to protecting this critical information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and our being unable to adequately monitor, audit or modify our controls over such critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf as well as other third parties we share information with like hospitals and health systems.
IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts from criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and employee malfeasance, breaches due to employee error and natural disasters. Cyberattacks are becoming more sophisticated and frequent, and in some cases have caused significant harm at other companies. While we devote significant resources to protect the security of our IT systems, including the personal data and other information that we receive and store, there can be no assurance that any security measures will be effective against current or future security threats. We have experienced and expect to continue to experience attempted cyberattacks of our IT systems and networks. To date, none of these attempted cyberattacks has had a material effect on our operations or financial condition. However, any such breach or interruption could compromise our networks and the information stored therein could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, unauthorized access, loss or disclosure could also disrupt our operations, including our ability to:
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
Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996, similar U.S. state data protection regulations, the GDPR, and other regulations, the breach of which could result in significant penalties and damage to our reputation. In addition, disruptions to our business occurring as a result of system updates and enhancements, such as our efforts to move our precision oncology tests to our technology and services platform, could have a material adverse effect on our financial condition and operating results. There can be no assurance that our process of improving existing systems, developing new systems to support our expanding operations, protecting confidential patient information, and improving service levels will not be delayed or will not give rise to additional systems issues in the future. Although we carry insurance for this purpose, failure to adequately protect and maintain the integrity of our information systems and data, including as a result of a security breach, may result in significant losses that exceed our insurance coverage limits and have a material adverse effect on our financial position, results of operations, and cash flows.
We rely on courier delivery services to transport Cologuard collection kits to patients and samples for all of our tests back to laboratory facilities for analysis. If these delivery services are disrupted or become significantly more expensive, customer satisfaction and our business could be negatively impacted.
In most cases, we ship Cologuard collection kits to patients, and patients ship samples to our Madison, Wisconsin laboratory facilities for analysis by air and ground express courier delivery service. Additionally, medical providers typically ship samples for Oncotype testing to our laboratory facilities via air and ground express courier delivery service. Disruptions in delivery service, whether due to bad weather, natural disaster, labor disruptions, terrorist acts or threats, or for other reasons, can adversely affect customer satisfaction, specimen quality, and our ability to provide our services on a timely basis. If the courier delivery services that transport Cologuard collection kits or other test samples institute significant price increases, our profitability would be negatively affected and we may need to identify alternative delivery methods, if possible, modify our service model, or attempt to raise our pricing, which may not be possible with regard to tests covered by Medicare or commercially practicable with regard to tests covered by commercial payers.
The success of our business substantially depends on the efforts of our senior management team and our qualified personnel.
Our success depends largely on the skills, experience, and performance of our senior management team, and of the highly skilled personnel supporting our research and development programs, commercial laboratory operations, sales efforts, and information technology infrastructure. The loss of the service of any member of our senior management could significantly delay or prevent the achievement of our corporate strategies and initiatives, or adversely impact our ability to develop key relationships and commercialize our products and services. Also, facilitating seamless leadership transitions for key positions is a critical factor in sustaining the success of our organization. If our succession planning efforts are not effective, it could adversely impact our business. We face intense competition with other life science and technology businesses for certain highly technical or scientific personnel and experienced salespeople. We also compete with universities and public and private research institutions for highly qualified scientific personnel. In addition, as our sales efforts grow in size and complexity, we may not be able to successfully manage our dispersed or inside sales forces or our sales force may not be effective. Market competition for commercial, marketing, and medical affairs talent is significant, and we may not be able to hire or retain such talent, or acquire it through independent sales or other third-party organizations, on commercially reasonable terms, if at all.
Our business and reputation will suffer if we are unable to establish and comply with stringent quality standards to assure that the highest level of quality is observed in the performance of our tests.
Inherent risks are involved in providing and marketing our tests, including our Cologuard and Cologuard Plus tests and our precision oncology tests, and related services. Patients and healthcare providers rely on us to provide accurate clinical and diagnostic information that may be used to make critical healthcare decisions. As such, users of our tests may have a greater sensitivity to errors than users of some other types of products and services.
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
In connection with the commercialization of our tests, we have added, and expect to continue adding, personnel to certain areas of our business, including laboratory operations, quality assurance, and compliance. Our number of full-time employees has increased from 4,800 as of December 31, 2020 to 7,000 as of December 31, 2024. As we continue to build our commercialization, marketing, and sales efforts and expand research and development activities for current and new products and services, the scope and complexity of our operations is increasing significantly. In addition, our acquisitions have contributed to the increasing complexity of operations, requiring significant changes to our corporate operations as we integrate other companies and their personnel to our systems. This growth has also increased our operating expenses and capital requirements, and we expect that they will continue to increase. Our ability to manage our growth effectively requires us to expend funds to improve our operational, financial and management controls, reporting systems, and procedures. As we expand the commercialization of our current tests and move towards commercializing new tests, we will also need to effectively manage our growing manufacturing, laboratory operations, and sales and marketing needs. We are continuing to explore the need to add new facilities to support anticipated demand for our current and future tests. We face various risks in managing these expansion efforts, including financing, construction delays, budget management, quality control, design efficiency, and transition execution. If we are unable to manage our anticipated growth effectively, our business could be harmed.
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
•the potential loss of key employees, customers, and strategic partners of ours and of acquired businesses;
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
We may also pursue strategic divestitures that may prove distracting, unprofitable, or otherwise unsuccessful. A successful divestiture depends on various factors, including our ability to effectively transfer liabilities, contracts, facilities, and employees to the buyer, identify and separate the personnel, contracts, and assets, including intellectual property, to be divested from the portion of the business and assets that we wish to keep, and reduce fixed costs previously associated with the divested assets or business. In exiting a business, we may still retain liabilities associated with that business and other indemnification obligations. We may also need to provide transition services to the buyer for an extended period of time following the closing, which may cause us to incur unanticipated costs and distraction. With respect to any divestiture, we may encounter difficulty finding potential buyers or other divestiture options on favorable terms. We may agree to milestone or earnout-based consideration, the achievement of which will be outside our control, and which we may ultimately never receive. Any divestiture could affect our profitability as a result of the gains or losses on such sale of a business or service, the loss of the operating income resulting from such sale or the costs or liabilities that are not assumed by the acquirer (i.e., stranded costs) that may negatively impact profitability subsequent to any divestiture. We may also be required to recognize impairment charges as a result of a divestiture.

International expansion of our business exposes us to business, regulatory, labor, political, operational, financial, liability, compliance, payment collection, and economic risks associated with doing business outside of the U.S.
While we do not offer our Cologuard and Cologuard Plus tests outside of the U.S., we currently commercialize or plan to commercialize our precision oncology tests through employees in Canada, Japan, and a number of European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in approximately 120 countries. Our business strategy incorporates continued international expansion, which includes growing our direct sales and healthcare provider outreach and education capabilities outside of the U.S. and developing our relationships with payers and distributors in foreign markets. Doing business internationally involves a number of risks, including:
•difficulties in complying with multiple, conflicting, and changing laws, regulations, and policies, such as tax laws, trade policies, export and import restrictions, tariffs, employment laws, privacy and data protection laws, regulatory requirements and other governmental approvals, permits, and licenses, including the changing regulation in Europe with regard to medical device and in vitro diagnostic regulations;
•significant competition from local and regional product offerings and the fact that products designed for U.S. markets may not be preferred by foreign authorities, payers, medical providers, and patients;
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
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, lower margins resulting from smaller scale foreign operations, and exposure to foreign currency exchange rate fluctuations;
•regulatory and compliance risks that relate to maintaining accurate information and control over the activities of our sales force and distributors that may fall within the purview of the FCPA, its books and records provisions or its anti-bribery provisions, or similar anti-bribery or anti-corruption laws or regulations, such as the United Kingdom (“U.K.”) Anti-bribery Act and the U.K. Criminal Finances Act; and
•complexity of compliance with local standard contractual requirements to access public customers and payers.
Any of these factors could significantly harm our current international operations or future international expansion and, consequently, our financial condition and results of operations.
Our business may be adversely affected by global macroeconomic conditions and volatility in the capital markets.
The growth of our business is, and will continue to be, affected by changes in the overall global economy. Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, high interest rates, foreign currency exchange rates, weakness in general economic conditions, and threatened or actual recessions, including those resulting from the current and future conditions in the global financial markets, shifting political landscapes, and budgeting constraints of governmental entities. Cost inflation, including increases in raw material prices, labor rates, transportation costs, and tariffs, may impact our profitability. Our ability to recover these cost increases through price increases is significantly limited by the process by which we are reimbursed for our products and services by government and private payers. In addition, disruptions in the U.S., Europe or other economies, including due to geopolitical conflict or uncertainty and changing international trade policies, could disrupt global markets, interrupt global supply chains, and have other potential inflationary or recessionary effects on the global economy.
The volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. The high interest rate environment and reduced access to capital markets could also adversely affect the ability of our suppliers, distributors, licensors, collaborators, contract manufacturers, and other commercial partners to remain effective business partners or to remain in business. The loss of a critical business partner, or a failure to perform by a critical business partner, could have a disruptive effect on our business and could adversely affect our results of operations.

Public health crises, such as the COVID-19 pandemic, have had, and could in the future have, adverse effects on our business and financial results.
Pandemics or disease outbreaks, such as the COVID-19 pandemic, have created and may continue to create significant volatility, uncertainty and economic disruption in the markets in which we sell or plan to sell our current or future tests and in which we operate, and may negatively impact business and healthcare activity globally. For example, in response to the COVID-19 pandemic, governments around the world imposed measures designed to reduce the transmission of COVID-19, patients postponed visits to healthcare providers, certain healthcare providers temporarily closed their offices or restricted patient visits, healthcare provider employees became generally unavailable and there were disruptions in the operations of payers, suppliers, and other third parties that are necessary for our tests to be administered. The extent to which fear of exposure to or actual effects of COVID-19, new variants, disease outbreak, epidemic or a similar widespread health concern impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the speed and extent of geographic spread of the disease, the duration of the outbreak, travel restrictions, the efficacy of vaccination, and treatment; impact on the U.S. and international healthcare systems, the U.S. economy and worldwide economy; the timing, scope, and effectiveness of U.S. and international governmental response; and the impact on the health, well-being, and productivity of our employees; and short- and long-term changes in the behaviors of medical professionals and patients resulting from any such pandemic, outbreak, epidemic, or other health concern.
Ethical, legal, and social concerns related to the use of genetic information could reduce demand for our genetic tests.
Genetic testing has raised ethical, legal, and social issues regarding privacy rights and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genetic information or genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, these concerns may lead patients to refuse to use, or clinicians to be reluctant to order, genetic tests even if permissible. These and other ethical, legal, and social concerns may limit market acceptance of our genetic tests or reduce the potential markets for these tests, either of which could have an adverse effect on our business, financial condition or results of operations.
Climate change, or legal or regulatory measures to address climate change or other corporate social responsibility and sustainability matters, could adversely affect our business, financial condition, and results of operations.
The effects of global climate change present risks to our business. Natural disasters, extreme weather, and other conditions caused by or related to climate change could adversely impact our supply chain, the courier delivery services we use, the availability and cost of raw materials and components, energy supply, water, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also impact behaviors of medical providers or patients or result in physical damage to our facilities as well as those of our suppliers, health care providers, and other business partners, all of which could negatively impact and disrupt our business and operations. Our facilities and our laboratory equipment would be costly to replace and could require substantial lead time to repair or replace. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.
New or additional legal or regulatory requirements may be enacted to reduce greenhouse gas emissions, mitigate the effects of climate change on the environment or address other corporate social responsibility and sustainability matters. Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, the development, manufacturing, and distribution of our tests or the performance of related services, which may adversely affect our business and financial results. In addition, any failure to adequately address stakeholder expectations with respect to corporate social responsibility and sustainability matters, including addressing climate change, may result in the loss of business, damage to our reputation, diluted market valuations, challenges in attracting and retaining talented employees and restrictions on certain aspects of our activities. Furthermore, our adoption of certain standards for our corporate social responsibility and sustainability efforts and related matters or mandated compliance to certain requirements could necessitate additional investments that could hinder our profitability.
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
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government investigations, and other legal matters, both inside and outside the U.S., arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings in which we are currently involved include those proceedings described in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (“Notes to Consolidated Financial Statements”.
Additionally, the distribution, sale, use, and results of our tests could lead to liability claims. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. From time to time, we may also be compelled to protect our business interests through the initiation of litigation against others. Litigation, whether offensive or defensive, is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations.
Although we will vigorously defend and advocate for ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. Even if litigation is resolved in our favor, costs and disruptions to the Company may have a negative impact on business. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of a legal proceeding were to restrain our ability to operate, our financial position, results of operations or cash flows could be materially adversely affected. Any claim brought against us, with or without merit, could increase our liability insurance rates or prevent us from securing insurance coverage in the future. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.
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
We must navigate complex and evolving healthcare regulations, which control how we conduct our business and how we are paid. Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the ACA, could materially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs, and devices, including our current and future products and services. The ACA has also been the subject of various legal challenges and if the plaintiffs in any case challenging the ACA are ultimately successful insurance coverage for our tests could be materially and adversely affected. For example, in June 2024, the Fifth Circuit Court of Appeals in Braidwood Management v. Becerra affirmed a district court ruling that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. The Braidwood ruling remains subject to an ongoing appeal to the U.S. Supreme Court, which has agreed to hear the lawsuit with oral arguments expected in spring 2025 and a decision expected in the summer of 2025. We cannot predict the final outcome of the Braidwood matter, whether there will be additional future challenges to the ACA, or what impact, if any, such challenges may have on our business. Any change in reimbursement policy could result in a change in patient cost-sharing, which could adversely affect a provider’s willingness to prescribe and patient’s willingness and ability to use our tests and any other product or service we may develop. Healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payers from covering certain kinds of medical products and services, particularly newly developed technologies, like those we have developed in the past or we may develop in the future. We cannot predict whether future healthcare reform initiatives will be implemented at the federal or state level or the effect any such future legislation or regulation will have on us. The taxes imposed by new legislation, cost reduction measures and the expansion or contraction in the government’s role in the U.S. healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition, and results of operations.
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
Coverage of our Cologuard and Cologuard Plus tests and other screening or diagnostic products that we may develop may also depend, in whole or in part, on whether payers determine, or courts and/or legislative or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain cancer screening or diagnostic services. For example, while we believe the ACA Mandate requires most health insurers to cover our Cologuard and Cologuard Plus tests for most patients between the ages of 45 and 75 without patient cost-sharing, some health insurers have disagreed and determined not to cover our Cologuard and Cologuard Plus tests and others may take that position in the future. Further, states may decide to modify their laws, which may include repeal of those coverage mandates that we believe currently apply to our Cologuard and Cologuard Plus tests.
If payers, including managed care organizations, do not approve and maintain reimbursement for our tests at adequate reimbursement rates, our commercial success could be compromised.
Our commercial success depends, in large part, on the availability of reimbursement at adequate reimbursement rates for our current tests, including our flagship Cologuard and Oncotype tests and our products in development, from government insurance plans, managed care organizations and commercial insurance plans. Although we received positive coverage decisions and what we believe are adequate reimbursement rates from CMS for our Cologuard and Cologuard Plus tests, it is also critical that other third-party payers approve and maintain reimbursement for our Cologuard test at adequate reimbursement rates. We also have received positive coverage determinations for our Oncotype DX breast cancer test for N-, ER+ patients from most third-party payers, but have less favorable coverage for our other Oncotype tests. Additionally, successful commercialization of our newly developed products, including our Cologuard Plus test, our Oncodetect MRD test, and our Cancerguard MCED test, will also depend on our ability to obtain and maintain reimbursement from government insurance plans, managed care organizations, and commercial insurance plans at adequate reimbursement rates. Healthcare providers may be reluctant to prescribe, and patients may be reluctant to complete, our tests if they are not confident that patients will be reimbursed for our tests.
Third-party payers, both in the U.S. and internationally, are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for healthcare products and services. As a result, there is uncertainty surrounding the future level of reimbursement, if any, for our current tests and any new tests we may develop. Reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that tests using our technologies are sufficiently sensitive and specific; not experimental or investigational; approved or recommended by the major guideline organizations; subject to applicable federal or state coverage mandates; reliable, safe, and effective; medically necessary; appropriate for the specific patient; and cost-effective. Moreover, coverage determinations and reimbursement rates are subject to change, and we cannot guarantee that even if we initially achieve adequate coverage and reimbursement rates for our tests, they will continue to apply in the future or remain adequate as we face increases in operating costs, such as labor and supply costs that are subject to inflation, and government and commercial payers may cause us to accept lower prices.

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
Failure to comply with federal, state, and foreign laboratory licensing and related requirements could cause us to lose the ability to perform our tests, experience disruptions to our business, or become subject to administrative or judicial sanctions.
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
Failure to comply with applicable clinical laboratory licensure requirements may result in a range of enforcement actions, including suspension, limitation or revocation of our CLIA certification and/or state licenses, imposition of a directed plan of action, on-site monitoring, civil monetary penalties, criminal sanctions, inability to receive reimbursement from Medicare, Medicaid, and commercial payers, as well as significant adverse publicity. Any sanction imposed under CLIA, its implementing regulations, or state or foreign laws or regulations governing clinical laboratory licensure or our failure to renew our CLIA certification, a state or foreign license or accreditation, could have a material adverse effect on our business, financial condition, and results of operations. Even if we were able to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

We may also be subject to laboratory regulations in foreign jurisdictions as we seek to expand international utilization of our tests or as such jurisdictions adopt new licensure requirements, which may require review of our tests in order to offer them or may have other limitations such as restrictions on the transport of specimens necessary for us to perform our tests that may limit our ability to make our tests available outside of the U.S. Complying with licensure requirements in new jurisdictions may be expensive, time-consuming, and subject us to significant and unanticipated delays.
Our products could be subject to recall.
Manufacturers of medical devices must comply with various regulatory requirements under the FDCA and regulations thereunder, including, but not limited to, quality system regulations, unless they are exempt, facility registration, product listing, labeling requirements, and certain post-market surveillance requirements. If we do not meet applicable regulatory or quality standards, our products may be subject to recall, and, under certain circumstances, we may be required to notify applicable regulatory authorities about a recall. Any such recalls could have an adverse effect on our ability to provide our tests, which in turn would adversely affect our financial condition.
Delays in receipt of, or failure to obtain, required FDA clearances or approvals for our products in development, or improvements to or expanded indications for our current offerings, could materially delay or prevent us from commercializing or otherwise adversely impact future product commercialization.
Unless otherwise exempted or subject to enforcement discretion, medical devices, which include screening and diagnostic tests, must receive either FDA regulatory approval or clearance before being marketed in the U.S. Our Cologuard and Cologuard Plus tests are regulated by the FDA as medical device and we may develop new tests that are deemed medical devices and require FDA clearance or approval. Additionally, our current and future LDT products may be subject to some or all of the FDA medical device requirements under the LDT Rule. The FDA determines whether a medical device will require either regulatory approval or clearance based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product. The process to obtain either regulatory approval or clearance is costly, time-consuming, and uncertain. The regulatory approval process is generally more challenging than the clearance process. Even if we design a product that we expect to be eligible for the regulatory clearance process, the FDA may require that the product undergo the regulatory approval process. There can be no assurance that the FDA will ever permit us to market any new product that we develop. Even if regulatory approval or clearance is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of any new medical device.
FDA regulatory approval or clearance is also required for certain enhancements we may make to our current tests or future FDA-approved or -cleared tests. FDA approval or clearance may also be required to make changes to the processes, equipment, reagents, and other consumables used in connection with a test. Some of our current LDTs that qualify as Grandfather LDTs under the LDT Rule may require FDA approval or clearance if they are modified beyond what FDA determines to be acceptable under the LDT Rule. The FDA’s approval pathway can be time-consuming and costly and there can be no assurance that the FDA will ultimately approve any premarket approval submitted by us in a timely manner or at all.
In addition, the FDA’s ability to review and clear or approve new products or changes to existing products can be affected by a variety of factors, including government budget, funding, and staffing levels, changes in Presidential administration, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, prolonged government shutdowns or global health concerns may prevent or delay the FDA or other regulatory authorities from conducting, at all or in a timely manner, their regular inspections, reviews, or other regulatory activities (including pre-submission engagements). Any such delay in the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions could have a material adverse effect on our business.
Delays in receipt of, or failure to obtain, clearances or approvals could materially delay or prevent us from commercializing our products or result in substantial additional costs that could decrease our profitability. In addition, even if we receive FDA clearance or approval for a new or enhanced product, the FDA may condition, withdraw, or materially modify its clearance or approval.

The FDA’s implementation of the LDT Rule may cause us to incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for or reimbursement of our tests.
Our Oncotype tests, OncoExTra test, and certain other tests we offer are marketed as LDTs and we may seek to commercialize certain of our products in development as LDTs. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use. The FDA historically has taken the position that it has the authority to regulate such tests as medical devices under the FDC Act but until recently has for the most part exercised enforcement discretion and has not required clearance, de novo classification, or approval of LDTs prior to marketing.
In May 2024, the FDA issued the LDT Rule which amended the FDA's regulations to make explicit that LDTs are devices under the FD&C Act. Along with the final rule, the FDA finalized a policy under which the FDA’s historical LDT enforcement discretion will be phased out over the course of three years, as well as targeted enforcement discretion policies for certain categories of LDTs. Under the LDT Rule and this policy, (1) from May 2025 to May 2028 various requirements will be phased in including MDR requirements, correction and removal reporting requirements, registration and listing requirements, labeling requirements, investigational use requirements and quality system requirements, (2) beginning in November 2027, premarket review requirements will become applicable to high risk (e.g., Class III) LDTs and (3) beginning in May 2028, premarket review requirements will become applicable to moderate and low risk LDTs. LDTs that were first marketed prior to May 6, 2024 (and have not been significantly modified) (“Grandfathered LDTs”) and LDTs for unmet medical needs manufactured and performed by laboratories integrated in a healthcare system, will not be subject to premarket review and most of the quality system requirements. Implementation and enforcement of the LDT Rule by the FDA may materially impact our development and commercialization of LDTs, including our Oncotype tests. The regulatory approval process may involve, among other things, successfully completing additional clinical studies and submitting a pre-market clearance notice or filing a pre-market approval application with the FDA. Such pre-market clinical testing could delay the commencement or completion of other clinical testing, significantly increase our test development costs, delay commercialization of any future LDTs, and interrupt sales of our current LDTs. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to delay or denial of regulatory clearance or approval. If pre-market review is required by the FDA, there can be no assurance that our LDTs will be cleared or approved on a timely basis, if at all, nor can there be assurance that the labeling claims cleared or approved by the FDA will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our LDTs.

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
•Federal, state, and local consumer protection laws governing communications and advertising, including the Telephone Consumer Protection Act (“TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”), and the Lanham Act;
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
The U.S. Attorney’s Offices have increased their scrutiny over the healthcare industry in recent years. The U.S. Congress, U.S. Department of Justice (“DOJ”), Office of Inspector General of the Department of Health and Human Services, and Department of Defense have all issued subpoenas and other requests for information to conduct investigations of, and commenced, civil and criminal litigation against healthcare companies related to financial arrangements with healthcare providers, regulatory compliance, product promotional practices, and documentation, coding, and billing practices. In addition, the Federal False Claims Act and state equivalents have led to whistleblowers filing numerous qui tam civil lawsuits against healthcare companies, in part, because a whistleblower can receive a portion of any amount obtained by the government through such a lawsuit.
Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, qui tam litigation or governmental enforcement action may result in substantial damages (including treble damages), fines, civil and criminal penalties, payment of attorney's fees, or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which could entail significant obligations and costs. As described further in Note 15 of the Notes to Consolidated Financial Statements, in September 2023, we entered into settlement agreements with the United States, acting through the U.S. DOJ, with respect to (1) a civil investigative demand initiated by the U.S. DOJ concerning Genomic Health, Inc.’s (“Genomic Health”) compliance with the Medicare Laboratory Date of Service billing regulations prior to our acquisition of Genomic Health in 2019 and (2) a qui tam lawsuit alleging violations of the Federal Anti-Kickback Statute and False Claims Act for offering gift cards to patients in exchange for returning the Cologuard screening test, for which Niles Rosen M.D., the petitioner in the qui tam lawsuit, was also a party to the settlement agreement. The settlement agreement between Genomic Health and the U.S. DOJ required us to pay $32.5 million, which was paid in September 2023 and the settlement agreement with the U.S. DOJ and Dr. Rosen required us to pay $13.8 million plus legal fees, which was paid in October 2023. Any such actions or litigation in the future could result in adverse penalties or outcomes that could materially and adversely affect our business, financial condition, and results of operations.

Our business is subject to various complex laws and regulations applicable to providers of clinical diagnostic products and services.
As a provider of clinical diagnostic products and services, we and our partners are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations governing various aspects of our business. In particular, the clinical laboratory and healthcare industry is subject to significant governmental certification and licensing regulations, as well as federal, state, and foreign laws regarding:
•test ordering and billing practices;
•marketing, sales, and pricing practices;
•health information privacy and security, including HIPAA and comparable state and foreign laws;
•insurance, including foreign public reimbursement;
•anti-markup legislation; and
•consumer protection.
We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission, or FTC, and advertising of laboratory services is regulated by certain state laws. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC or state law requirement could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for medical devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. In particular, the entry into application of the E.U.'s In Vitro Diagnostic Device Regulation will impose new requirements and create new compliance risks. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA, FTC, and state regulation. We incur various costs in complying and overseeing compliance with these laws and regulations. The growth of our business and sales organization, the acquisition of additional businesses or products and services and our expansion outside of the U.S. may increase the potential of violating these laws, regulations or our internal policies and procedures.
Healthcare policy has been a subject of extensive discussion in the executive and legislative branches of the federal and many state governments, and healthcare laws and regulations are subject to change. Development of the existing commercialization strategy for our tests and planned development of products in our pipeline has been based on existing healthcare policies. We cannot predict what additional changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition, and results of operations.
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
In addition to FDA marketing and promotion restrictions, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the healthcare product and service industry and to regulate billing practices and financial relationships with healthcare providers, hospitals, and other healthcare providers. These laws include a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce healthcare providers or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. While the federal law applies only to referrals, products or services for which payment may be made by a federal healthcare program, state laws often apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing, and other promotional activities of manufacturers of medical devices and providers of laboratory services by limiting the kinds of financial arrangements, including sales programs, that may be used with hospitals, healthcare providers, laboratories, and other potential purchasers or prescribers of medical devices and laboratory services. In addition, the Eliminating Kickbacks in Recovery Act of 2018 imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written and can apply to laboratory services covered under public or private payer arrangements. EKRA permits the DOJ to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but it has not done so. As a result, there is no agency guidance and limited court precedent to indicate how, and to what extent, it will be applied and enforced. We cannot assure you that our relationships with healthcare providers, sales representatives, hospitals, customers, or any other party will not be subject to scrutiny or will survive regulatory challenge under EKRA. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed.
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
While there currently exists uncertainty regarding future enforcement of the FCPA, any violation of these laws, or allegations of such violations, by us or any of our commercial partners could disrupt our operations, involve significant management distraction, cause us to incur significant costs and expenses, including legal fees, and result in a material adverse effect on our business. We could also suffer severe penalties, including criminal and civil penalties, debarment from public procurement, disgorgement and other remedial measures.
Failure to comply with privacy, security, and consumer protection laws and regulations could result in fines, penalties, and damage to our reputation and have a material adverse effect on our business.
We are subject to a number of foreign, federal, and state laws and regulations protecting the use, disclosure, and confidentiality of certain patient health and personal information, including patient records, and restricting the use and disclosure of that protected information, including state breach notification laws, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, the European Union’s General Data Protection Regulation, the U.K. Data Protection Act and the U.K. GDPR, and the California Consumer Privacy Act, among others.

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
We utilize our patient adherence program to communicate with patients who are existing or potential users of our products and services for various business purposes. These activities could subject us to laws, rules and regulations relating to communications with consumers, such as the CAN-SPAM Act and the TCPA. Despite our compliance efforts, we could face allegations that we have violated these laws, rules, and regulations as we have in the past. Even if such allegations are without merit, we could face liability and harm to our reputation.
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
These laws and regulations, in addition to similar laws and regulations being enacted by other states and counties, impose stringent cybersecurity standards and potentially significant non-compliance penalties, involve the expenditure of significant resources, the investment of significant resources, and the investment of significant time and effort to comply. As these laws and regulations continue develop in the United States and internationally, we may be required to expend significant time and resources in order to update existing processes or implement additional mechanisms as necessary to ensure compliance with such cybersecurity laws.
Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of fraud, misconduct, or other illegal activity by our employees, independent contractors, consultants, commercial partners, and vendors. Misconduct by these parties could include intentional, reckless, and negligent conduct that fails to comply with the rules and regulations of the CMS, FDA, and other comparable foreign regulatory authorities; provide true, complete and accurate information to such regulatory authorities; comply with manufacturing and clinical laboratory standards; comply with healthcare fraud and abuse laws in the U.S. and similar foreign laws; or report financial information or data accurately or to disclose unauthorized activities to us. In particular, research, sales, marketing, education, and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing, bribery, and other abusive practices, as well as off-label product promotion. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs, and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of participant recruitment for clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We maintain a global compliance program, including a code of business conduct and ethics and processes and systems for reporting, reviewing, and remediating allegations of potential non-compliance or other misconduct, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Even if it is later determined after an action is instituted against us that we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions, and have to divert significant management resources from other matters.
Changes in tax laws or regulations or exposure to tax liabilities could adversely affect our financial condition and results of operations.
We are subject to tax in multiple U.S. tax jurisdictions and in foreign tax jurisdictions as we continue to expand internationally. As we grow, the development of our tax strategies requires additional expertise and may impact how we conduct our business. Our future effective tax rates could be unfavorably affected by changes in, or interpretations of, tax rules and regulations in the jurisdictions in which we do business or by changes in the valuation of our deferred tax assets and liabilities. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are subject to the examination of our tax returns by federal, state, and foreign tax authorities, which could focus on our intercompany transfer pricing methodology as well as other matters. If our tax strategies are ineffective or we are not in compliance with domestic and international tax laws, our financial position, operating results, and cash flows could be adversely affected.
Risks Relating to Product Development, Commercialization, and Sales of our Products
The success of the screening and diagnostic products and services we currently offer or may offer in the future will depend on the degree of market acceptance by healthcare providers, patients, healthcare payers, and others in the medical community.
Our products and services may not gain market acceptance by healthcare providers, healthcare payers, and others in the medical community. The degree of market acceptance of our Cologuard test, Cologuard Plus test, our precision oncology tests, and other products and services that we offer will depend on a number of factors, including:
•demonstrated performance and utility;
•price;
•the availability and attractiveness of alternative tests;
•inclusion in healthcare guidelines and recommendations and quality measures;
•effective marketing and educational programs;
•recommendations and studies that may be published by government agencies, companies, professional organizations, academic or medical journals or other key opinion leaders;
•the willingness of healthcare providers to prescribe our products and services;
•the ease of use of our ordering process for healthcare providers; and
•adequate third-party coverage or reimbursement.
Uncertainty in the development and commercialization of our new tests or services could materially adversely affect our business, financial condition and results of operations.
Our success will depend in part on our ability to effectively introduce and increase market adoption of new offerings. The development and launch of new tests requires the completion of certain clinical development and commercialization activities that are complex, costly, time-intensive and uncertain, and requires us to accurately anticipate the preferences and needs of patients, clinicians, payers, and other counterparties, as well as emerging technology and industry trends. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. We may not be successful in our current or future efforts to develop and commercialize tests in industries that are newer to us. Moreover, we have limited experience forecasting our future financial performance from our new products in these industries that are newer to us, and our actual results may fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline.
We may experience research and development, regulatory, marketing, and other difficulties that could delay or prevent our introduction of enhanced or new tests and result in increased costs and the diversion of management’s attention and resources from other business matters, such as from our existing product offerings. For example, any tests that we may enhance or develop may not prove to be clinically effective in clinical trials or commercially, or may not ultimately meet our desired target product profile, be offered at acceptable cost and with the sensitivity, specificity, and other test performance metrics necessary to address the relevant clinical need or commercial opportunity; our test performance in commercial experience may be inconsistent with our validation or other clinical data; we may not be successful in achieving market awareness and demand, whether through our own sales and marketing operations or through collaborative arrangements; healthcare providers may not order or use, or third-party payers may not reimburse for, any tests that we may enhance or develop; or we may otherwise have to abandon a test or service in which we have invested substantial resources. We cannot assure you that we can successfully complete the clinical development of any new or enhanced product, or that we can establish or maintain the collaborative relationships that may be essential to our clinical development and commercialization efforts.
Clinical development requires large numbers of patient specimens and, for certain products, requires large, prospective clinical trials. We may not be able to enroll patients or collect a sufficient number of appropriate specimens in a timely manner; or we may experience delays during clinical development due to slower than anticipated enrollment or due to changes in study design or other unforeseen circumstances; or we may be unable to afford or manage the large-sized clinical trials that some of our planned future products may require.
The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement for tests like ours, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test that is the subject of a study. Peer-reviewed publications regarding our tests may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from, clinical studies, as well as delays in the review, acceptance, and publication process. If our tests or the technology underlying our current or future tests do not receive sufficient favorable exposure in peer-reviewed publications, the rate of clinician adoption of our tests and positive reimbursement coverage determinations for our tests could be negatively affected.
In addition, development of the data necessary to obtain regulatory clearance and approval of a test is time-consuming, requires us to incur significant costs, and carries with it the risk of not yielding the desired results. The performance achieved in published studies may not be repeated in later studies that may be required to obtain FDA premarket clearance or approval or regulatory approvals in foreign jurisdictions. Limited results from earlier-stage verification studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over longer periods of time. Unfavorable results from ongoing preclinical and clinical studies may delay, limit or prevent regulatory approvals or clearances or commercialization of our product candidates, or could result in delays, modifications or abandonment of ongoing analytical or future clinical studies, or abandonment of a product development program, any of which could have a material adverse effect on our business, operating results or financial condition. These and other factors beyond our control could result in delays or other difficulties in the research and development, approval, production, launch, ongoing commercialization, or distribution of enhanced or new tests and could adversely affect our competitive position and results of operations.
If we do not successfully manage the launch and marketing of new products or services, our financial results could be adversely affected.
We face risks associated with launching new products and pre-announcing products and services when the products or services have not been fully developed or tested. In addition, we may experience difficulty in managing or forecasting customer reactions, purchasing decisions, transition requirements, or programs with respect to newly-launched products (or products in development). If our products and services are not able to deliver the performance or results expected by our target markets or are not delivered on a timely basis, our reputation and credibility may suffer. If we encounter development challenges or discover errors in our products late in our development cycle, we may delay the product launch date. The expenses or losses associated with unsuccessful product development or launch activities, or a lack of market acceptance of our new products, could adversely affect our business, financial condition, or results of operations.
In 2025, we are preparing to launch new screening and diagnostic tests including Cologuard Plus, our Oncodetect MRD test for patients with colorectal cancer, and our Cancerguard MCED test. The expenses associated with these launch activities are expected to be significant. Successful launches of these tests will involve a number of critical items including securing adequate reimbursement from both government and private payers, and developing effective marketing and sales programs. The knowledge and experience we gained commercializing our Cologuard and precision oncology tests may not translate into successful commercialization efforts with respect these or other new products.

Although our Cologuard Plus test has demonstrated superior performance to our Cologuard test, it will nevertheless require significant effort on our part and take time to transition physicians to ordering the new test. These transition efforts include processing both the Cologuard and Cologuard Plus tests in our facilities and updating our information technology platforms. In November 2024 our Cologuard Plus test, received reimbursement coverage from Medicare beginning on January 1, 2025. However, securing reimbursement from other payers will also require significant efforts on our part and take time to achieve.
Although we believe our Oncodetect data demonstrates the utility of the test, successful commercialization will depend on our ability to garner acceptance in the medical community. We have submitted data from the clinical validation study for our Oncodetect MRD test to MolDX, which identifies and establishes Medicare coverage and reimbursement for molecular diagnostic tests, but there is no guarantee we will secure such coverage and reimbursement from Medicare or other payers. After its initial launch, our Oncodetect test may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community.
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
Maintaining a high USPSTF recommendation for our Cologuard test and Cologuard Plus test may have certain potentially significant implications. For example, the ACA mandates that certain non-grandfathered health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing. Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” graded preventive services without patient cost-sharing. Following the updated 2016 USPSTF recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of our Cologuard test every three years without patient cost-sharing. While we believe the ACA Mandate requires certain health insurers to cover our Cologuard test and Cologuard Plus test for individuals between the ages of 45 and 75 without patient cost-sharing, some health insurers have disagreed. Enforcement of the ACA Mandate is difficult and depends on state, federal, or other third-party enforcement actions that we do not control. Further, a court or regulatory agency may agree with arguments that have been made, or that may in the future be made, by insurers and determine that the ACA Mandate does not require that they cover our Cologuard test, Cologuard Plus test, or future tests we may develop or may otherwise interpret the ACA Mandate in a manner unfavorable to us. Also, Congress may modify or repeal all or part of the ACA, and any such modification or repeal may repeal or limit the ACA Mandate for preventive services. Additionally, the ACA has also been the subject of various legal challenges and, if the plaintiffs are successful in any such challenges, insurance coverage for our Cologuard test, Cologuard Plus test, or future tests we develop could be materially and adversely affected. If for any of these reasons the ACA Mandate ceases to require coverage of our Cologuard test, Cologuard Plus test, or future tests we may develop or we are otherwise unable to secure effective enforcement of such mandate, our business prospects may be adversely affected.
The healthcare industry in the U.S. has experienced a trend toward cost containment and value-based purchasing of healthcare services. Some government and private payers are adopting pay-for-performance programs that differentiate payments for healthcare services based on the achievement of documented quality metrics, cost efficiencies, or patient outcomes. Payers may look to quality measures such as the NCQA, HEDIS, and the CMS Medicare Advantage Star Ratings to assess quality of care. These measures are intended to provide incentives to service providers to deliver the same or better results while consuming fewer resources. Our Cologuard test has been included in NCQA's HEDIS measures since 2017 and in CMS's Medicare Advantage Star Ratings since 2018. If for some reason our Cologuard test was removed from or not included in HEDIS, the Star Ratings, or other quality metrics, payers may be less inclined to reimburse our Cologuard test at adequate levels, if at all, which could adversely impact our business. Additionally, if our Cologuard test was removed from or not included in HEDIS, the Star Ratings, or other quality metrics, healthcare providers may not earn quality credit for prescribing our Cologuard test and therefore may be less inclined to do so. If our Cologuard test or Cologuard Plus test fails to maintain its current position within any updated USPSTF colorectal cancer screening recommendations, our Cologuard test or Cologuard Plus test may, as a result, become excluded from the HEDIS measures and the Star Ratings.
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
We may need to explore a number of different biomarker combinations, alter our candidate products or platform technologies, and repeat clinical studies before we identify a potentially successful candidate. We may need to acquire, whether through purchase, license or otherwise, technologies owned by third parties, and we may not be able to acquire such technologies on commercially reasonable terms or at all. We also require human sample types, such as blood, tissue, and stool for our research and product development, which may not be available to us on a timely basis or commercially reasonable terms. Our inability to negotiate access to such clinical samples or the ability of other laboratories or our competitors to secure access to these samples before us could limit or delay our ability to research, develop, and commercialize future products. Product development is expensive, may take years to complete, and can have uncertain outcomes. Failure can occur at any stage of development. If, after development, a candidate product or service appears successful, we may, depending on the nature of the product or service, still need to obtain FDA and other regulatory clearances or approvals before we can market it. There can be no guarantee that the FDA would clear or approve any future product or service we may develop.
Even if the FDA and other regulatory authorities clear or approve a new product or service we develop, we would need to commit substantial resources to commercialize, sell, and market it before it could be profitable, and the product or service may never be commercially viable. In developing a test, we must make numerous assumptions regarding the commercial viability of a test, including with respect to healthcare providers’ and patients’ interest in a test, payers’ willingness to pay for a test, our costs to perform a test, and availability and attractiveness of competing offerings. Frequently, we must make those assumptions many years before a test is ready for clinical use.
If we determine that any of our current or future development programs is unlikely to succeed, we may abandon it without any return on our investment into the program. We may need to raise significant additional capital to bring any new products or services to market, which may not be available on acceptable terms, if at all.

Interim, topline and preliminary data from our clinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies or clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data at time of disclosure. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical and clinical studies. Interim data from clinical studies that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Differences between preliminary, topline or interim data and final data could significantly harm our business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, such as the FDA, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business.
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Our industry is subject to rapid change, which could make our current products and any future products we may develop, obsolete.
Our industry is characterized by rapid changes, including technological and scientific breakthroughs, frequent new product introductions and enhancements and evolving industry standards, all of which could make our current and future products obsolete. Our future success will depend on our ability to keep pace with the evolving needs of our customers on a timely and cost-effective basis and to pursue new market opportunities that develop as a result of scientific and technological advances. In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. There have also been advances in methods used to analyze very large amounts of molecular information. We must continuously enhance our platform and develop new products to keep pace with evolving standards of care. If we do not update our product offerings to reflect new scientific knowledge about cancer biology, information about new cancer therapies or relevant clinical studies, our products could become obsolete and sales of our current products and any new products we may develop could decline or fail to grow as expected.

The sizes of the markets for our current and future products have not been established with precision, and may be smaller than we estimate.
Our estimates of the annual total addressable markets for our current products and products under development are based on a number of internal and third-party estimates, including, without limitation, the size of screening and patient populations, adoption rates and screening intervals, and the assumed prices at which we can sell tests for markets that have not been established. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell our products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.
Our dependence on distributors for sales in many countries outside of the U.S. could limit or prevent us from selling our tests in those countries and impact our revenue.
As of December 31, 2024, we have entered into exclusive distribution agreements for the sale of our Oncotype tests with distributors covering dozens of countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue growing our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into or maintain arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. Additionally, local laws may make it very difficult or costly for us to terminate or replace distributors, and local public procurement law may complicate providing our centralized laboratory services through a distributor. Furthermore, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, coverage determinations, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies, or other factors that could affect their ability to pay us for tests on a timely basis or at all.
Risks Relating to our Intellectual Property
We rely on strategic collaborative and licensing arrangements with third parties to develop critical intellectual property. We may not be able to successfully establish and maintain such intellectual property.
The development and commercialization of our products and services rely, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. We have collaborative and licensing arrangements with Mayo Foundation for Medical Education and Research, under which Mayo provides us with certain exclusive and non-exclusive intellectual property rights and ongoing product development and research and development assistance. In addition, we have licensing agreements with other partners that provide us with intellectual property and other business rights crucial to our product development and commercialization. We have incorporated licensed technology into our commercialized tests and expect to continue relying on, and incorporating, licensed technology into our pipeline products. Our dependence on licensing, collaboration, and other similar agreements with third parties may subject us to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues and ability to achieve sustained profitability.
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
Third parties may assert infringement or other intellectual property claims against our licensors, our licensees, our suppliers, our strategic partners, or us. We pursue a patent strategy that we believe provides us with a competitive advantage in the early detection of cancer and pre-cancer as well as in the guidance of cancer treatment decisions, and is designed to maximize our patent protection against third parties. We have filed patent applications that we believe cover the methods we have designed and use in our Cologuard and Cologuard Plus tests to detect colorectal cancer and pre-cancer, our Oncotype tests to provide prognosis and guide treatment decisions, and for pipeline cancer tests still in development. In order to protect or enforce our patent and other intellectual property rights, we may have to initiate actions against third parties. Any actions regarding patents could be costly and time-consuming and divert the attention of our management and key personnel from our business. Additionally, such actions could result in challenges to the validity, enforceability, or applicability of our patents. Because the U.S. Patent and Trademark Office (“USPTO”) maintains patent applications in secrecy until a patent application publishes or the patent is issued, we have no way of knowing if others may have filed patent applications covering technologies used by our partners or us. Additionally, there may be third-party patents, patent applications, and other intellectual property relevant to our technologies that may block or compete with our technologies. From time to time we have received correspondence from third parties alleging to hold intellectual property rights that could block our development or commercialization of products. While none of these inquiries to date have had any material effect on us, we may receive inquiries in the future that could have a material effect on our business. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot provide assurance that we would prevail in any such suits to the extent necessary to conduct our business according to our strategic plan or that the damages or other remedies, if any, awarded against us would not be substantial. Claims of intellectual property infringement may require that we, or our strategic partners, enter into royalty or license agreements with third parties that may only be available on unacceptable terms, if at all. These claims may also result in injunctions against the further development and commercial sale of services or products containing our technologies, which would have a material adverse effect on our business, financial condition, and results of operations.
If we are unable to protect or enforce our intellectual property effectively, we may be unable to prevent third parties from using our intellectual property, which would impair any competitive advantage we may otherwise have.
We rely on patent protection as well as a combination of trademark, copyright, and trade secret protection and other contractual restrictions to protect our proprietary technologies and other intellectual property rights, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property, which may not be entirely successful, if at all. Additionally, certain of our patents have begun to expire. This loss of intellectual property protection may permit third parties to use certain intellectual property assets previously exclusively reserved for our use.
We cannot assure you that any of our currently pending or future patent applications will result in issued patents, and we cannot predict how long it will take for any such patents to be issued. Further, we cannot assure you that other parties will not challenge any patents issued to us or that courts will hold our patents to be valid or enforceable. We have been in the past, and may be in the future, the subject of pre- or post- grant proceedings challenges at the USPTO or international patent offices to determine priority of invention or validity of a patent, which could result in substantial cost to us as well as a possible adverse decision as to the priority of invention or validity of the patent involved. An adverse decision in any such challenge may result in the loss of rights under a patent or patent application. We cannot guarantee that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents. Additionally, agency workforce reductions or turnover could delay or change the outcome of approvals or decisions on which we rely to protect our intellectual property.
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
We are currently engaged in patent infringement lawsuits against Geneoscopy for its infringement of multiple Company patents. Geneoscopy has in response alleged several claims against us, in addition to asking for the USPTO to reexamine the patentability of the patents in dispute. More information on these matters can be found in Note 15 of our Notes to Consolidated Financial Statements. Defending these lawsuits and patent challenges may result in substantial expense to us and may divert the attention of management and key personnel.
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
As a public company, we are subject to the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC, which require us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. Maintaining effective disclosure controls and procedures and internal control over financial reporting is necessary for us to produce reliable financial statements and to prevent fraud. In addition, we are required to disclose publicly for each fiscal year the conclusion of our management as to the effectiveness of our internal control over financial reporting and to report any material weaknesses identified by management. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm. Although we determined that our internal control over financial reporting was effective as of December 31, 2024, we must continue to monitor and assess our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting or if we are unable to assert that our internal control over financial reporting is effective when required in the future, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.

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
We have recorded significant impairment charges and could do so again in the future, which could have a material adverse impact on our results of operations.
Our balance sheet includes goodwill and intangible assets that represent 57% of our total assets at December 31, 2024, which are primarily associated with our acquisitions. These assets are not amortized but reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations. During the fourth quarter of 2024, we performed a quantitative impairment assessment for the in-process research and development (“IPR&D”) intangible asset acquired as part of the acquisition of Thrive related to the development of a blood-based MCED test. The impairment assessment required a fair value measurement, and we determined that the fair value of the IPR&D was $420.0 million resulting in a non-cash, pre-tax impairment loss of $830.0 million.
Our significant indebtedness could adversely affect our business, financial condition and results of operations, and our ability to meet our payment obligations under such indebtedness and limit our ability to raise additional capital to fund our operations.
We have a significant amount of indebtedness. As of December 31, 2024, we had total indebtedness of $2.60 billion consisting of aggregate principal and interest due under our convertible senior notes. We also had $4.4 million of letters of credit issued. This level of debt could have significant consequences on our future operations, including:
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
Our credit facilities contain certain customary representations, and warranties, affirmative covenants and negative covenants for credit facilities of this nature, including covenants that require delivery of financial statements and notices of events of default and restrictions on the incurrence of debt or guarantees, the creation of liens, the making of certain investments, loans and acquisitions, mergers and dissolutions, the sale of assets, the payment of dividends, and the repayment of certain junior debt, among others. Our obligations under our revolving credit facility are secured, pursuant to a guarantee and collateral agreement pursuant to which we granted to the lenders liens on substantially all of our assets, subject to certain exceptions and exclusions. A breach of any covenant in our credit facilities or the agreements and indentures governing any other indebtedness that we may have outstanding from time to time would result in a default under that agreement or indenture after any applicable grace periods. A default, if not waived, could result in, among other things, (i) acceleration of the debt outstanding under the agreement and the lenders exercising remedies, including with respect to the collateral we granted to them, which includes substantially all of our assets, and (ii) a default with respect to, and an acceleration of the debt outstanding under, other debt agreements. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Governance
Our Board of Directors administers its cybersecurity risk oversight function directly through our Audit and Finance Committee (“AFC”). Our AFC has primary responsibility for overseeing our risk management practices, programs, and policies related to data privacy, data protection, and cybersecurity. The AFC reviews and evaluates the processes utilized by management to identify and assess the material internal and external risks that may affect our business. Our AFC regularly discusses the our major risk exposures with management, legal counsel, and the internal audit department. This includes potential financial impact on the Company and the steps taken to monitor and control those risks. Annual reviews with management include a summary of legal and regulatory compliance matters, risk management activities, and including a review of our cybersecurity program. Additionally, our AFC oversees the process by which our Board of Directors is informed regarding the risks facing the Company and coordinates with our legal counsel to ensure our Board of Directors receives regular risk assessment updates from management.
The Chief Information Security Officer (“CISO”) is responsible for identifying, assessing, and managing our risks from cybersecurity threats. The CISO has been with the Company for three years, bringing more than 30 years of technology experience, including 15 years in cybersecurity, and has held the CISO position at other companies before joining Exact Sciences. The CISO leads the cybersecurity team consisting of experts in strategy, governance, risk management, compliance, engineering and development, security operations, and incident management.
Our Artificial Intelligence Council, which includes the CISO, oversees adherence to AI ethical principles and regulatory requirements in the development and utilization of AI systems, including generative AI tools. AI governance is integrated within the broader governance framework discussed above.
The CISO provides our AFC with periodic updates about our cybersecurity program and material risks. This includes updates on cybersecurity practices and projects designed to strengthen internal cybersecurity and data protection.

Risk Management and Strategy
Processes for identifying and assessing cybersecurity risks
The CISO, with the support of the cybersecurity team and the owners of information technology across the business, monitors current events and trends related to cybersecurity and assesses impact on current systems and operations. There are several processes in place to monitor and review our systems, including third-party solutions, to identify potential risks. Third-party service providers are required to notify us in the event of a cybersecurity incident within their systems, and annual reviews are conducted on the Company’s critical third-party vendors. Cybersecurity risks, threats, and incidents, including those from third-party service providers, are tracked and regularly provided to the CISO. The Cybersecurity Leadership Team, which includes the CISO and executives from all business functions across the organization, meets at least quarterly to review and discuss cybersecurity risks facing the Company.
Processes for managing cybersecurity risks
The cybersecurity team tracks risks and incidents related to cybersecurity until the risk is mitigated to an acceptable level or fully remediated. When risks are identified, the cybersecurity team oversees mitigation plans with the risk owner. The plans communicated to necessary teams and remediation steps are taken.
Processes for incorporating cybersecurity risks into the overall risk management process
Our process for identifying, assessing, and managing risks related to cybersecurity is incorporated into our Enterprise Risk Management (“ERM”) process. The Risk Management team meets at least annually with cybersecurity leadership to discuss identified cybersecurity-related risks and the potential likelihood and severity of each risk. Through the ERM process, cybersecurity risks are presented to the executive leadership team, including the CEO and CFO, as well as reported to the AFC.
Currently, we are not aware of any risks from cybersecurity threats or cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.
Item 2. Properties
As of December 31, 2024, our material facilities are as follows:

Location	Primary Function	Total Square Feet (approx.)	Leased or Owned
Madison, Wisconsin	Research and development, corporate, operations, and clinical laboratory	1,566,000	Leased/Owned
Redwood City, California	Research and development, corporate, operations, and clinical laboratory	243,000	Leased
See Note 15 in the Notes to Consolidated Financial Statements for further discussion surrounding our leased facilities.
Item 3. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties. The information called for by this item is incorporated by reference to the information in Note 15 of the Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “EXAS.”
As of February 18, 2025, there were 185,755,406 shares of our common stock outstanding held by approximately 172 holders of record.
We have never paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.
See Note 14 in the Notes to Consolidated Financial Statements for further information on our stock-based compensation plans.
The following graph compares the cumulative total return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the five-year period ended December 31, 2024. The graph assumes that the value of the investment in our stock and in each index was $100 on December 31, 2019 and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Exact Sciences Corporation, The NASDAQ Composite Index, and the NASDAQ Biotechnology Index
250
200
150
100
50
0
12/19
12/20
12/21
12/22
12/23
12/24
Exact Sciences Corporation
NASDAQ Composite
NASDAQ Biotechnology

_________________________________
*    $100 invested on December 31, 2019 in stock or index including reinvestment of dividends.
Unregistered Sales of Equity Securities
Not applicable.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of this Management's Discussion and Analysis (“MD&A”) is to better allow our investors to understand and view our Company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. We have omitted discussion of certain 2022 results where it would be redundant to the discussion previously included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 21, 2023.
Overview
A leading provider of cancer screening and diagnostic tests, Exact Sciences Corporation gives patients and health care professionals the clarity needed to take life-changing action earlier. Building on the success of the Cologuard and Oncotype DX tests, we are investing in our pipeline to develop innovative solutions for use before, during, and after a cancer diagnosis.
2025 Priorities
Our top priorities for 2025 are to (1) champion our customers and team, (2) elevate our product portfolio, and (3) amplify our impact.
Champion our Customers and Team
We will enhance our world-class customer experience, expand screening access to underserved populations, and ensure Exact Sciences remains a great place to work.
Elevate our Product Portfolio
We will increase adoption of current tests, launch our Cologuard Plus, Oncodetect, and Cancerguard tests, and invest in clinical trials to enhance existing products and bring new diagnostics to patients and providers. We will also focus on improving patient adherence to screen more people.
Amplify our Impact
By reaching more patients through an expanded portfolio and growing customer base, we will increase revenue and profitability. Sustained profits will enable continued investment in life-changing cancer diagnostics to help achieve our mission.
Recent Developments and Trends
We estimate there are up to 55 million Americans that are not up to date with their colon cancer screenings. The capacity for screening colonoscopies in the U.S. is relatively fixed because it is dependent on the number of gastroenterologists available to perform the procedures. Health systems, payers, and health care providers are motivated to increase screening rates because they are measured as part of the HEDIS and Medicare Stars quality measure systems. More health systems and payers are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures through large, organized screening programs. We aim to partner with them to implement our Cologuard test within these programs as a solution for patients who infrequently visit their health care provider. Cologuard utilization is increasing in this setting, helping us screen more Americans.
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

Results of Operations
Comparison of the years ended December 31, 2024 and 2023
Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and PreventionGenetics LLC (“PreventionGenetics”) tests while our Precision Oncology revenue includes laboratory service revenue from global Oncotype DX and therapy selection tests.

(Amounts in millions)	2024	2023	Change
Screening	$2,103.9	$1,864.7	$239.2
Precision Oncology	655.0	629.1	25.9
COVID-19 Testing	—	6.0	(6.0)
Total	$2,758.9	$2,499.8	$259.1
The increase in Screening revenue was primarily due to an increase in the number of completed Cologuard tests. This was primarily driven by increased Cologuard adoption by patients, providers, health systems, and payers. The increase in Precision Oncology revenue was primarily due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally. This was led by an increased number of ordering providers outside the U.S., particularly in Japan. We discontinued COVID-19 testing in the second quarter of 2023 due to lower demand, which led to a decrease in COVID-19 testing revenue.
Adjustments to revenue recognized during the years ended December 31, 2024 and 2023 from changes in transaction price were less than 1% and 2%, respectively. The impacts to revenue related to change in transaction price are a function of differences in realized collections compared to original estimates, which includes upward adjustments stemming from optimizations in our reimbursement operations and downward adjustments from things such as payer denials.
We expect continuing revenue growth for our Cologuard and Oncotype tests subject to seasonal variability. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.
Cost of sales. The increase in cost of sales for the year ended December 31, 2024 was primarily due to an increase in production costs, personnel expenses, and facility and support services. This was a result of an increase in completed Cologuard and Oncotype tests and the corresponding increase in headcount and facilities related costs to support the increase in tests completed. Gross margin decreased in 2024 primarily due to higher Cologuard test volume from organized screening programs, which have lower adherence rates. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.

(Amounts in millions)	2024	2023	Change
Production costs	$467.3	$393.4	$73.9
Personnel expenses	197.3	182.0	15.3
Intangible asset amortization	84.1	83.3	0.8
Facility and support services	68.5	54.4	14.1
Stock-based compensation	20.5	20.8	(0.3)
Other cost of sales expenses	2.5	3.7	(1.2)
Total cost of sales expense	$840.2	$737.6	$102.6

Research and development expenses. The increase in research and development expenses was primarily due to the termination of a license agreement with The Translational Genomics Research Institute, which resulted in $25.8 million expense in the second quarter of 2024. This increase was partially offset by a decrease in direct research and development expenses and facility and support services costs due to a reduction in resources needed to support our ongoing clinical studies as our pipeline tests approach commercialization as discussed in “Item 1. Business — Upcoming Test Launches” included in this Annual Report on Form 10-K. We expect that research and development expenses will generally continue to increase in future periods as we continue to enhance our current products and invest in our pipeline.

(Amounts in millions)	2024	2023	Change
Personnel expenses	$182.2	$180.3	$1.9
Direct research and development expenses	110.1	129.7	(19.6)
Facility and support services	56.2	64.1	(7.9)
Stock-based compensation	39.7	41.2	(1.5)
License agreement termination	25.8	—	25.8
Professional fees	10.9	7.2	3.7
Intangible asset amortization	3.3	1.0	2.3
Other research and development expenses	3.0	3.4	(0.4)
Total research and development expenses	$431.2	$426.9	$2.0
Sales and marketing expenses. The increase in sales and marketing expenses was primarily due to continued investment in high impact opportunities, which was partially offset by reductions in certain incentive-based compensation arrangements due to lower than expected revenue as discussed above. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in efforts to increase adoption of current products and support the launches of new products. We expect these expenses will continue to decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services. Refer to Note 1 of our Notes to Consolidated Financial Statements for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.

(Amounts in millions)	2024	2023	Change
Personnel expenses	$500.3	$471.6	$28.7
Direct marketing costs	212.8	183.7	29.1
Professional and legal fees	70.4	49.8	20.6
Stock-based compensation	68.2	73.0	(4.8)
Other sales and marketing expenses	19.3	24.3	(5.0)
Facility and support services	15.4	17.7	(2.3)
Intangible asset amortization	7.7	7.7	—
Total sales and marketing expenses	$894.1	$827.8	$66.3
General and administrative expenses. The decrease in general and administrative expenses was primarily due to the settlement of certain legal matters in 2023 as further described in Note 15 of our Notes to Consolidated Financial Statements and a reduction in certain incentive-based compensation arrangements due to lower than expected revenue as discussed above. This reduction was partially offset by an increase in other general and administrative expense as a result of the change in fair value of our outstanding contingent consideration liabilities. Refer to Note 7 of our Notes to Consolidated Financial Statements for further discussion of our outstanding contingent consideration liabilities. We expect general and administrative expenses will decrease over time as we leverage efficiencies in our personnel and information technology systems. Refer to Note 1 of our Notes to Consolidated Financial Statements for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.

(Amounts in millions)	2024	2023	Change
Personnel expenses	$346.4	$336.9	$9.5
Facility and support services	185.0	181.4	3.6
Professional and legal fees	125.6	166.8	(41.2)
Stock-based compensation	86.5	96.3	(9.8)
Other general and administrative	38.2	18.8	19.4
Intangible asset amortization	0.1	0.1	—
Total general and administrative expenses	$781.8	$800.3	$(18.5)
Impairment of long-lived and indefinite-lived assets. Impairment of long-lived and indefinite-lived assets increased to $869.5 million for the year ended December 31, 2024 compared to $0.6 million for the year ended December 31, 2023. The impairment charges recorded during the year ended December 31, 2024 included impairments to our IPR&D asset acquired as part of our acquisition of Thrive and building leases and corresponding leasehold improvements at certain of our domestic facilities. The impairment of the IPR&D asset is further discussed in Note 6 of our Notes to Consolidated Financial Statements.
Other operating income (loss). Other operating income was $9.2 million for the year ended December 31, 2024 compared to $78.4 million for the year ended December 31, 2023. The income recorded for the year ended December 31, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test (“GPS test”) to MDxHealth. The income recorded for the year ended December 31, 2023 primarily relates to a $73.3 million contingent consideration gain and $3.1 million in additional consideration received from MDxHealth as a result of an amendment to the asset purchase agreement in August 2023. The sale of the GPS test is further discussed in Note 18 of our Note to Consolidated Financial Statements.
Investment income (loss), net. Net investment income increased to $39.6 million for the year ended December 31, 2024 compared to a net investment income of $32.7 million for the year ended December 31, 2023. The net investment income for the year ended December 31, 2024 and 2023 was primarily due to gains recorded on our marketable and non-marketable securities.
Interest expense. Interest expense increased to $27.0 million for the year ended December 31, 2024 compared to $19.4 million for the year ended December 31, 2023. Interest expense recorded from our outstanding convertible notes totaled $22.3 million, which was partially offset by a gain on settlement of convertible notes of $10.3 million, for the year ended December 31, 2024. Interest expense recorded from our outstanding convertible notes totaled $13.2 million, which was partially offset by a net gain on settlement of convertible notes of $10.3 million, for the year ended December 31, 2023. The convertible notes are further described in Note 10 of our Notes to Consolidated Financial Statements.
Income tax benefit (expense). Income tax benefit was $7.3 million for the year ended December 31, 2024 compared to an expense of $2.4 million for the year ended December 31, 2023. Income tax benefit for the year ended December 31, 2024 was primarily related to current foreign and state tax expense offset by a U.S. deferred tax benefit. The income tax expense recorded during the year ended December 31, 2023 was primarily related to current foreign and state tax expense.
Comparison of the years ended December 31, 2023 and 2022
As discussed in Note 1 of our Notes to Consolidated Financial Statements, we reclassified the presentation of amortization of acquired intangible assets and certain other operating expenses included within the consolidated statement of operations. The cost of sales and operating expense line items impacted by these reclassifications are presented below for the years ended December 31, 2023 and 2022. The reclassifications did not impact the discussion of our financial condition and results of operations previously included in our Form 10-K for the year ended December 31, 2023, and as such, the redundant discussion was omitted below.

Cost of sales

(Amounts in millions)	2023	2022	Change
Production costs	$393.4	$329.5	$63.9
Personnel expenses	182.0	160.1	21.9
Intangible asset amortization	83.3	87.0	(3.7)
Facility and support services	54.4	63.6	(9.2)
Stock-based compensation	20.8	19.2	1.6
Other cost of sales expenses	3.7	2.0	1.7
Total cost of sales expense	$737.6	$661.4	$76.2
Research and development expenses

(Amounts in millions)	2023	2022	Change
Personnel expenses	$180.3	$143.3	$37.0
Direct research and development expenses	129.7	158.7	(29.0)
Facility and support services	64.1	45.5	18.6
Stock-based compensation	41.2	33.8	7.4
Professional fees	7.2	3.9	3.3
Other research and development expenses	3.4	8.2	(4.8)
Intangible asset amortization	1.0	0.8	0.2
Total research and development expenses	$426.9	$394.2	$32.5
Sales and marketing expenses

(Amounts in millions)	2023	2022	Change
Personnel expenses	$471.6	$494.1	$(22.5)
Direct marketing costs	183.7	238.1	(54.4)
Stock-based compensation	73.0	69.3	3.7
Professional and legal fees	49.8	54.7	(4.9)
Other sales and marketing expenses	24.3	13.4	10.9
Facility and support services	17.7	50.4	(32.7)
Intangible asset amortization	7.7	9.6	(1.9)
Total sales and marketing expenses	$827.8	$929.6	$(99.9)
General and administrative expenses

(Amounts in millions)	2023	2022	Change
Personnel expenses	$336.9	$341.6	$(4.7)
Facility and support services	181.4	135.0	46.4
Professional and legal fees	166.8	110.0	56.8
Stock-based compensation	96.3	84.5	11.8
Other general and administrative	18.8	(7.8)	26.6
Intangible asset amortization	0.1	0.1	—
Total general and administrative expenses	$800.3	$663.4	$136.9

Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents, and marketable securities on hand at December 31, 2024, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
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
Cash, Cash Equivalents, and Marketable Securities
As of December 31, 2024, we had approximately $600.9 million in unrestricted cash and cash equivalents and approximately $437.1 million in marketable securities.
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
Cash Flows

(Amounts In millions)	2024	2023
Net cash provided by operating activities	$210,536	$156,119
Net cash provided by (used in) investing activities	(442,155)	49,679
Net cash provided by financing activities	231,874	159,766
Operating activities
The increase in cash provided by operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to an increase in revenue and a decrease in certain of our operating expenses as a percentage of revenue. This was partially offset by an increase in cost of sales to support the increase in revenue as discussed in the Results of Operations section above and timing of payments on our accounts payable and accrued expenses.
Investing activities
The increase in cash used by investing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to a net increase of $482.5 million in cash used for purchases, maturities, and sales of marketable securities as a result of a change in investing strategy towards more fixed income securities compared to money market funds as money market yields have decreased. We also increased our purchases of property, plant and equipment by $11.8 million due to additional investments in information technology infrastructure and lab automation. The increase in cash used in investing activities was partially offset by a decrease in cash used related to business combinations, asset acquisitions, and investments in non-marketable securities. We made payments of $45.0 million for our license of intellectual property from TwinStrand during the third quarter of 2024 compared to a cash payment of $50.0 million for our acquisition of Resolution Bioscience in the third quarter of 2023. In addition, there was a decrease of $14.8 million in our in investments in non-marketable securities.

Financing activities
The increase in cash provided by financing activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to proceeds of $266.8 million from the issuance of convertible notes in the second quarter of 2024 compared to proceeds of $138.0 million from the issuance of convertible notes in the first quarter of 2023. This was partially offset by a payment of $50.0 million in settlement of our previously outstanding accounts receivable securitization facility upon maturity in June 2024.
Material Cash Requirements
Convertible Notes
As of December 31, 2024, we had outstanding aggregate principal of $2.60 billion on our convertible notes with maturity dates of January 15, 2025 (the “2025 Notes”), March 15, 2027 (the “2027 Notes”), March 1, 2028 Notes (the “2028 Notes”), March 1, 2030 (the “2030 Notes”), and April 15, 2031 (the “2031 Notes” and collectively, the “Notes”). The 2025 Notes have an outstanding principal balance of $249.2 million, which was settled in cash upon maturity in January 2025. The 2027 Notes have an outstanding principal balance of $563.8 million. The 2028 Notes have an outstanding principal balance of $589.4 million. The 2030 Notes have an outstanding principal balance of $573.0 million. The 2031 Notes have an outstanding principal balance of $620.7 million. The 2025 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes accrue interest at a fixed rate of 1.0%, 0.375%, 0.375%, 2.0%, and 1.750% per year, respectively, which is payable in cash semi-annually in arrears each year until the maturity date. See Note 10 of our Notes to Consolidated Financial Statements for further information. Until the six months immediately preceding the maturity date of the applicable series of Notes, each series of Notes is convertible only upon the occurrence of certain events and during certain periods. The Notes will be convertible into cash, shares of our common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of our common stock, at our election. If the notes are not converted prior to the maturity date, the principal amount will be settled in cash upon maturity.
Lease Commitments
We act as lessee in our lease agreements, which include operating leases for corporate offices, laboratory space, warehouse space, vehicles, and certain laboratory and office equipment, and finance leases for certain equipment and vehicles. As of December 31, 2024, we had minimum operating and finance lease payments of $235.8 million and $23.0 million, respectively. Of the outstanding operating lease obligations, $37.4 million matures in 2025, and the remaining $198.4 million will mature in periods subsequent to 2025. Of the outstanding finance lease obligations, $8.9 million matures in 2025, and the remaining $14.1 million will mature in periods subsequent to 2025. See Note 15 of our Notes to Consolidated Financial Statements for further information.
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
As a result of the acquisition of Thrive in January 2021, an additional $450.0 million would be payable in cash to Thrive’s former shareholders upon the achievement of two discrete events, FDA approval and CMS coverage, for $150.0 million, and $300.0 million, respectively, in relation to the development and commercialization of a blood-based, MCED test. The projected fiscal year of payment range is from 2030 to 2031. See Note 7 of our consolidated financial statements included in this Annual Report on Form 10-K for further information.
As a result of the acquisition of Ashion in April 2021, an additional $20.0 million would be payable in cash to Ashion's former shareholders upon the commercial launch, on or before the tenth anniversary of the acquisition of Ashion, of a test for MRD detection and/or treatment. The projected fiscal year of payment is 2025. An additional $30.0 million would be payable in cash to Ashion's former shareholders upon reaching cumulative revenues of $500.0 million from MRD products, on or before the fifth anniversary of the acquisition of Ashion. See Note 7 of our Notes to Consolidated Financial Statements for further information.

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
The timing and amounts of any such royalty or milestone payments is unknown due to the uncertain nature of product development and associated net revenues using these technologies. Refer to Note 11 and Note 18 of our Notes to Consolidated Financial Statements for further information.
Capital Expenditures
We expect to continue to invest in capital expenditures to support the growth of our existing products and our research and development activities. Our current projects primarily include the build out of certain lab automation projects at our existing facilities in Madison, WI. These projects are expected to be completed in 2025 and beyond. We also have assets under construction related to laboratory equipment, leasehold and building improvements, and software projects.
Sources of Cash
As of December 31, 2024, we had access to a revolving line-of-credit (the “Revolver”) with PNC Bank, National Association of up to $150.0 million, which we had not drawn any funds from since it was initially executed in November 2021. In January 2025, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A., which replaces the Revolver and provides us with access to $500.0 million on a revolving basis, including a letter of credit sublimit. The Revolving Credit Agreement also provides for uncommitted incremental facilities in an amount up to $200.0 million plus an unlimited additional amount so long as we are in pro forma compliance with certain financial covenants. The Revolving Credit Agreement expires in January 2028. The Revolver and Revolving Credit Agreement are further described in Note 9 and Note 21, respectively, of our Notes to Consolidated Financial Statements.
We believe that our anticipated income from operations, cash and marketable securities on hand, and borrowing capacity under our Revolving Credit Agreement will be adequate to meet our commitments for at least 12 months from the issuance of this Annual Report on Form 10-K. However, we may need to raise additional capital to fully fund our current business plan and meet all commitments discussed above. We continuously evaluate our liquidity and capital resources, including access to external capital, in light of current economic and market conditions and our operational performance.
As of December 31, 2024, we had no off-balance sheet arrangements.
Net Operating Loss Carryforwards
As of December 31, 2024, we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $374.9 million, $65.4 million, and $12.1 million, respectively. We also had federal and state research tax credit carryforwards of approximately $82.5 million and $38.2 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates through 2041, if not utilized. The Internal Revenue Code and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. The Tax Cuts and Jobs Act (H.R. 1) of 2017 limits the deduction for NOLs to 80% of current year taxable income and provides for an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. As of December 31, 2024, we had $281.2 million of NOLs incurred after December 31, 2017. For these reasons, even if we attain profitability, our ability to utilize our NOLs may be limited, potentially significantly so.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses and current uncertainty as to timing of future taxable income. Given the future limitations on and expiration of certain Federal and State deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $7.2 million remaining as of December 31, 2024, which is included in other long-term liabilities on our consolidated balance sheet.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in Note 1 of our Notes to Consolidated Financial Statements, we believe that the following judgments are most critical to aid in fully understanding and evaluating our reported financial results.
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
We determine the amount we expect to ultimately collect using historical collections, established reimbursement rates, and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers, and claim denials. The consideration derived from our contracts is fixed when we contract with a direct bill payer as our ability to collect is not contingent on the customer’s ability to collect through their downstream billing efforts. A change in the estimated transaction price derived by the aforementioned inputs would ultimately impact the amount of revenue recognized during the period. We have historically recognized an upward or downward adjustment to revenues from a change in transaction price representing approximately 1% of prior year revenues. A 1% change in our estimated transaction price for revenue recognized for the year ended December 31, 2024 would result in an adjustment to revenue of approximately $27.6 million in 2025.
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
Management has determined that a valuation allowance of $708.8 million and $465.8 million at December 31, 2024 and 2023, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.
Acquired Intangible Assets. We acquire finite-lived intangible assets through our business combinations and asset acquisitions, which primarily consist of developed technology. As of December 31, 2024, our developed technology intangible assets have a carrying value of $474.6 million. Key assumptions used to value developed technology under the income approach include projected revenue growth, projected gross margin and operating expenses, discount rate, tax rate, and obsolescence factor. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment charges in the future. Determining the useful life of the developed technology also requires judgment and actual useful life may differ.
Certain of our acquisitions include the acquisition of indefinite-lived IPR&D. As a result of the acquisition of Thrive, we recorded an IPR&D asset of $1.25 billion in January 2021. As of December 31, 2024, the carrying value of our IPR&D asset was reduced to $420.0 million as a result of the impairment charge discussed in further detail below. There are major risks and uncertainties associated with IPR&D due to the regulatory approvals needed, which rely on the success of clinical trials that demonstrate product effectiveness. Key assumptions used to calculate the fair value of the IPR&D asset included inputs such as projected revenues, projected gross margin and operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and material IPR&D impairment charges may occur in future periods. Further changes in key assumptions made in determining the fair value of the IPR&D asset could result in a change in the estimated fair value of up to the amounts shown in the following table:

Assumption	Unit of Measure Change	Fair Value Impact (In Thousands)
Discount rate	1%	$100,000
Total after-tax discounted cash flows	5%	21,200
Refer to the Impairment of indefinite-lived assets section below for further discussion of the IPR&D associated with the acquisition of Thrive.
Contingent Consideration Liabilities. Business combinations may include contingent consideration to be paid based on the occurrence of future events, such as the achievement of certain development, regulatory, and sales milestones. Contingent consideration is a financial liability recorded at fair value at the acquisition date. We remeasure the fair value of outstanding contingent consideration liabilities at each reporting period.
The estimate of fair value contains uncertainties as it involves judgement about the likelihood and timing of achieving milestones as well as the present-value factor. A change in the assumptions made for probability of success, projected fiscal year of payment, and present-value factor could have a material impact on the estimated fair value. Our contingent consideration liability is primarily due to our acquisition of Thrive, which resulted in a contingent consideration liability of $352.0 million upon acquisition. Due to changes in macroeconomic conditions and a delay in the projected fiscal year of payment for the regulatory and product development milestones associated with our acquisition of Thrive, the weighted average present-value factor increased from 5.8% as of December 31, 2023 to 6.2% as of December 31, 2024, and the fair value of the contingent consideration liability was remeasured from $270.1 million as of December 31, 2023 to $262.5 million as of December 31, 2024. Further changes in the key assumptions made in determining the fair value of the contingent consideration liability recorded related to the acquisition of Thrive could result in a change in the estimated fair value of up to the amounts shown in the following table:

Assumption	Unit of Measure Change	Fair Value Impact (In Thousands)
Probability of success	5%	$14,600
Projected fiscal year of payment	1 Year	15,400
Present-value factor	1%	14,800
Impairment of Indefinite-Lived Assets. We test indefinite-lived assets for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on the qualitative assessment, if it is determined that the fair value of indefinite-lived intangible assets is more likely than not to be less than its carrying amount, the fair value will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Determining whether impairment indicators exist and estimating the fair value of our indefinite-lived intangible assets if necessary for impairment testing requires significant judgment. We performed our annual goodwill assessment using a qualitative assessment and concluded there were no impairments. Qualitative factors considered in this assessment included industry and market conditions, overall financial performance, and other relevant events and factors. For the year ended December 31, 2024, we elected to bypass the qualitative assessment and performed a quantitative assessment for our annual IPR&D assessment. We determined that the carrying value exceeded the fair value and recorded an impairment loss of $830.0 million. Key assumptions used to calculate the fair value of the IPR&D asset for the quantitative assessment included inputs such as projected revenues, projected gross margin, projected operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success.
Impairment of Long-Lived Assets. We evaluate the fair value of long-lived assets, which include property, plant and equipment, leases, finite-lived intangible assets, and investments in non-marketable securities, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The review of qualitative factors requires significant judgement. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We recorded impairment charges totaling $39.5 million during the year ended December 31, 2024 related to the closure of certain of our domestic facilities. We recorded impairment charges totaling $0.6 million during the year ended December 31, 2023 related to building leases on certain of our domestic facilities. We recorded impairment charges totaling $16.0 million during the year ended December 31, 2022 related to the supply agreement intangible asset acquired as part of the combination with Genomic Health, the developed technology intangible asset acquired as part of the acquisition of Paradigm, and building leases at certain of our domestic locations. We utilized the income approach to measure the fair value of the acquired developed technology intangible asset, supply agreement intangible asset, and building leases and associated leasehold improvements, which required management to make estimates including revenue projections, cash flow projections, and discount rates. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the eventual realized value of the impaired asset may vary from its fair value.
Recent Accounting Pronouncements
See Note 1 of our consolidated financial statements included in this Annual Report on Form 10-K for the discussion of Recent Accounting Pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities, and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of December 31, 2024 and December 31, 2023 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

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
As of December 31, 2024, we had no outstanding variable rate debt. If we were to draw down amounts under our Revolving Loan, we would be impacted by increases in prevailing market interest rates. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of December 31, 2024, we had open foreign currency forward contracts with notional amounts of $44.2 million. Although the impact of currency fluctuations on our financial results has been insignificant in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 8. Consolidated Financial Statements and Supplementary Data
EXACT SCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Exact Sciences Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Net Accounts Receivable - Variable Consideration
As described in Note 1 to the consolidated financial statements, the Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype tests. The Company’s customer is primarily the patient, but the Company does not enter into a formal reimbursement contract with a patient. The Company’s transaction price is comprised of fixed and variable consideration and is allocated entirely to a single performance obligation defined as the point in time an approved patient test result is released to the ordering healthcare provider. Fixed consideration exists in arrangements where the Company has agreed to provide laboratory testing services to a customer for a specified rate and is expected to be collected in full at that rate. Variable consideration is primarily derived from payer and patient billing and can be impacted by several factors such as the amount of contractual adjustments, any patient co-payments, deductibles or patient adherence incentives, the existence of secondary payers, and claim denials. Management estimates the amount of variable consideration using the expected value method and is the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, management considers several factors, such as historical collections experience, current contractual and statutory requirements, customer mix, patient insurance eligibility and payer reimbursement contracts, and known or anticipated reimbursement trends not yet reflected in the data. The Company’s net accounts receivable as of December 31, 2024 was $249 million.
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
In-Process Research and Development (IPR&D) Annual Impairment Assessment
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s IPR&D intangible asset balance was $420 million as of December 31, 2024. Capitalized IPR&D projects are tested for impairment annually in the fourth quarter, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and upon successful completion of the project. Management performed a quantitative impairment assessment for the IPR&D, which required a fair value measurement as of its annual test date, November 15, 2024. Management determined that the fair value of the IPR&D was $420 million and recorded a non-cash, pre-tax impairment charge of $830 million. The fair value of the IPR&D asset was measured using the multi-period excess earnings method approach, which utilizes significant unobservable inputs (Level 3 inputs) including projected revenues, projected gross margin, projected operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success.

The principal considerations for our determination that performing procedures relating to the IPR&D annual impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the IPR&D intangible asset; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s multi-period excess earnings method and significant assumptions related to projected revenues, projected gross margin, projected operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s IPR&D annual impairment assessment, including controls over the valuation of the IPR&D intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the IPR&D intangible asset; (ii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iii) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, projected gross margin, projected operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success. Evaluating management’s assumptions related to projected revenues, projected gross margin, projected operating expenses, tax rate, and probability of commercial success involved considering (i) internal and external market and industry data, and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method, and (ii) the reasonableness of the discount rate and obsolescence factor assumptions.
/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2025

We have served as the Company’s auditor since 2020.

EXACT SCIENCES CORPORATION
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$600,889	$605,378
Marketable securities	437,137	172,266
Accounts receivable, net	248,968	203,623
Inventory	162,383	127,475
Prepaid expenses and other current assets	122,046	85,627
Total current assets	1,571,423	1,194,369
Long-term assets:
Property, plant and equipment, net	693,673	698,354
Operating lease right-of-use assets	116,952	143,708
Goodwill	2,366,676	2,367,120
Intangible assets, net	1,009,693	1,890,396
Other long-term assets, net	169,722	177,387
Total assets	$5,928,139	$6,471,334
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,572	$78,816
Accrued liabilities	328,292	341,683
Operating lease liabilities, current portion	27,405	29,379
Convertible notes, net, current portion	249,153	—
Debt, current portion	—	50,000
Other current liabilities	37,765	14,823
Total current liabilities	732,187	514,701
Long-term liabilities:
Convertible notes, net, less current portion	2,321,067	2,314,276
Other long-term liabilities	315,503	335,982
Operating lease liabilities, less current portion	157,133	161,070
Total liabilities	3,525,890	3,326,029

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—185,616,438 and 181,364,180 shares at December 31, 2024 and December 31, 2023	1,857	1,815
Additional paid-in capital	6,899,368	6,611,237
Accumulated other comprehensive income (loss)	(944)	1,428
Accumulated deficit	(4,498,032)	(3,469,175)
Total stockholders’ equity	2,402,249	3,145,305
Total liabilities and stockholders’ equity	$5,928,139	$6,471,334
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,758,867	$2,499,766	$2,084,279

Cost of sales	840,150	737,564	661,361
Gross profit	1,918,717	1,762,202	1,422,918

Operating expenses:
Research and development	431,210	426,927	394,191
Sales and marketing	894,125	827,805	929,644
General and administrative	781,825	800,288	663,381
Impairment of long-lived and indefinite-lived assets	869,460	621	15,969
Total operating expenses	2,976,620	2,055,641	2,003,185

Other operating income (loss)	9,200	78,427	(13,244)
Loss from operations	(1,048,703)	(215,012)	(593,511)

Other income (expense)
Investment income (loss), net	39,558	32,713	(19,425)
Interest expense	(27,016)	(19,447)	(19,634)
Total other income (expense)	12,542	13,266	(39,059)

Net loss before tax	(1,036,161)	(201,746)	(632,570)

Income tax benefit (expense)	7,304	(2,403)	9,064

Net loss	$(1,028,857)	$(204,149)	$(623,506)

Net loss per share—basic and diluted	$(5.59)	$(1.13)	$(3.54)

Weighted average common shares outstanding—basic and diluted	184,197	180,144	176,351
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(1,028,857)	$(204,149)	$(623,506)
Other comprehensive loss, before tax:
Unrealized gain (loss) on available-for-sale investments	922	5,343	(3,823)
Foreign currency adjustment	(3,294)	1,321	30
Comprehensive loss, net of tax	$(1,031,229)	$(197,485)	$(627,299)
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, Balance, January 1, 2022	173,674,067	$1,738	$6,028,861	$(1,443)	$(2,641,520)	$3,387,636
Exercise of common stock options	706,134	6	6,518	—	—	6,524
Issuance of common stock to fund the Company’s 2021 401(k) match	391,129	4	29,198	—	—	29,202
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	2,220,510	22	(22)	—	—	—
Compensation expense related to issuance of stock options and restricted stock awards	—	—	206,823	—	—	206,823
Purchase of employee stock purchase plan shares	668,605	7	25,484	—	—	25,491
Issuance of common stock for business combinations and asset acquisitions	265,186	3	14,789	—	—	14,792
Other	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	(623,506)	(623,506)
Other comprehensive loss	—	—	—	(3,793)	—	(3,793)
Balance, December 31, 2022	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options	194,597	2	3,195	—	—	3,197
Issuance of common stock to fund the Company’s 2022 401(k) match	517,550	5	35,095	—	—	35,100
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,801,954	18	(18)	—	—	—
Compensation expense related to issuance of stock options and restricted stock awards	—	—	231,312	—	—	231,312
Purchase of employee stock purchase plan shares	924,448	10	28,334	—	—	28,344
Replaced restricted stock awards for business combination	—	—	1,675	—	—	1,675
Net loss	—	—	—	—	(204,149)	(204,149)
Other comprehensive income	—	—	—	6,664	—	6,664
Balance, December 31, 2023	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options	204,034	2	1,649	—	—	1,651
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	2,475,448	25	(165)	—	—	(140)
Compensation expense related to issuance of stock options and restricted stock awards	—	—	214,885	—	—	214,885
Purchase of employee stock purchase plan shares	955,392	9	31,218	—	—	31,227
Net loss	—	—	—	—	(1,028,857)	(1,028,857)
Other comprehensive loss	—	—	—	(2,372)	—	(2,372)
Balance, December 31, 2024	185,616,438	$1,857	$6,899,368	$(944)	$(4,498,032)	$2,402,249
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(1,028,857)	$(204,149)	$(623,506)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	119,701	114,448	100,108
(Gain) loss on non-marketable and marketable equity investments	2,713	(4,098)	21,774
Deferred tax benefit	(10,119)	(955)	(11,901)
Stock-based compensation	214,885	231,312	206,823
Gain on settlement of convertible notes	(10,254)	(10,324)	—
Amortization of acquired intangible assets	95,158	92,160	97,450
Loss on sale of asset	—	—	13,244
Impairment of long-lived and indefinite-lived assets	869,460	621	15,969
Gain on contingent consideration from sale of asset	(9,200)	(73,300)	—
Remeasurement of contingent consideration liabilities	(3,346)	(18,044)	(56,617)
Non-cash lease expense	26,926	27,891	28,639
Other	(519)	899	10,835
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(46,259)	(43,416)	61,088
Inventory, net	(34,911)	(7,690)	(13,231)
Operating lease liabilities	(25,783)	(26,701)	(20,646)
Accounts payable and accrued liabilities	43,538	82,750	(52,180)
Other assets	(2,323)	(11,618)	(84)
Other liabilities	9,726	6,333	(1,324)
Net cash provided by (used in) operating activities	210,536	156,119	(223,559)
Cash flows from investing activities:
Purchases of marketable securities	(465,031)	(139,854)	(131,486)
Maturities and sales of marketable securities	205,821	363,156	453,072
Purchases of property, plant and equipment	(135,989)	(124,190)	(214,462)
Proceeds from sale of asset	—	—	25,000
Maturities and sales of investments in non-marketable securities	—	19,794	—
Investments in non-marketable securities	(1,731)	(16,564)	(42,823)
Business combination, net of cash acquired and issuance costs	—	(52,413)	(14,686)
Asset acquisitions, net of cash acquired	(45,000)	(500)	—
Other investing activities	(225)	250	(549)
Net cash provided by (used in) investing activities	(442,155)	49,679	74,066
Cash flows from financing activities:
Proceeds from accounts receivable securitization facility	—	—	50,000
Proceeds from exercise of common stock options	1,651	3,197	6,524
Proceeds in connection with the Company's employee stock purchase plan	31,227	28,344	25,491
Proceeds from issuance of convertible notes	266,750	137,976	—
Payments on accounts receivable securitization facility	(50,000)	—	—
Other financing activities	(17,754)	(9,751)	(5,530)
Net cash provided by financing activities	231,874	159,766	76,485

Effects of exchange rate changes on cash and cash equivalents	(3,294)	1,321	30

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,039)	366,885	(72,978)
Cash, cash equivalents, and restricted cash at the beginning of period	609,675	242,790	315,768
Cash, cash equivalents, and restricted cash at the end of period	$606,636	$609,675	$242,790

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired but not paid	$13,721	$18,505	$15,943
Issuance of 617,384, 517,550, and 391,129 shares of common stock to fund the Company’s 401(k) matching contribution for 2023, 2022, and 2021, respectively	$40,550	$35,100	$29,202
Supplemental disclosure of cash flow information:
Interest paid	$27,839	$18,776	$11,519
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$600,889	$605,378	$242,493
Restricted cash — included in other long-term assets, net as of December 31, 2024 and 2023, and prepaid expenses and other current assets as of December 31, 2022	5,747	4,297	297
Total cash, cash equivalents, and restricted cash	$606,636	$609,675	$242,790
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Exact Sciences Corporation (together with its subsidiaries, “Exact” or the “Company”) was incorporated in February 1995. A leading provider of cancer screening and diagnostic tests, Exact Sciences gives patients and health care professionals the clarity needed to take life-changing action earlier. Building on the success of Cologuard® and Oncotype DX® tests, Exact Sciences is investing in its pipeline to develop innovative solutions for use before, during, and after a cancer diagnosis.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Allowance for Doubtful Accounts
The Company estimates an allowance for doubtful accounts against accounts receivable using historical collection trends, aging of accounts, current and future implications surrounding the ability to collect such as economic conditions, and regulatory changes. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events, or other substantive evidence such as an adverse change in a payer's ability to pay indicate that expected collections will be less than previously estimated. At December 31, 2024 and 2023, the allowance for doubtful accounts recorded was not significant to the Company’s consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, there was an insignificant amount of bad debt expense written off against the allowance and charged to operating expense.
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
Materials that may be used for either research and development or commercial purposes are classified as inventory until the material is consumed or otherwise allocated for research and development. Materials that have alternative uses outside of commercial purposes are classified within prepaid expenses and other current assets on the consolidated balance sheet. If the material is used for research and development, it is expensed as research and development once that determination is made.
When future commercialization of new products is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, pre-launch inventory costs are capitalized prior to regulatory approval. Prior to the capitalization of inventory costs, the Company records such material costs within either prepaid expenses and other current assets or research and development expenses on the Company’s consolidated balance sheets and consolidated statements of operations, respectively.
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
Investments in Non-Marketable Securities
The Company determines whether its investments in non-marketable securities are debt or equity based on their characteristics. The Company also evaluates the investee to determine if the entity is a variable interest entity (“VIE”) and, if so, whether the Company is the primary beneficiary of the VIE, in order to determine whether consolidation of the VIE is required. If consolidation is not required and the Company does not have voting control of the entity, the investment is evaluated to determine if the equity method of accounting should be applied. The equity method applies to investments in common stock or in substance common stock where the Company exercises significant influence over the investee.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Investments in non-marketable securities determined to be equity securities without readily determinable fair values are accounted for under the measurement alternative method as permitted in Accounting Standards Codification (“ASC”) 321, Investments - Equity Securities. The Company adjusts the carrying value of its non-marketable equity securities for changes from observable transactions for identical or similar investments of the same issuer, less impairment. All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in investment income, net in the consolidated statements of operations.
Investments in non-marketable securities determined to be debt securities are accounted for as available-for-sale or held-to-maturity securities unless the fair value option is elected.
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
Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the years ended December 31, 2024, 2023, and 2022 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.

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
Capitalized IPR&D projects are tested for impairment annually in the fourth quarter, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and upon successful completion of the project. The Company considers various factors for potential impairment, including the current legal and regulatory environment, current and future strategic initiatives, and the competitive landscape. Adverse clinical trial results, significant delays in obtaining marketing approval, the inability to bring a product to market and the introduction or advancement of competitors' products could result in partial or full impairment of the related intangible assets.
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
Impairment of Long-Lived Assets
The Company evaluates the fair value of long-lived assets, which include property, plant and equipment, leases, and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	December 31,
(In thousands)	2024	2023	2022
Shares issuable upon conversion of convertible notes	26,526	23,231	20,309
Shares issuable upon the release of restricted stock awards	7,245	6,273	5,255
Shares issuable upon the release of performance share units	2,021	1,598	968
Shares issuable upon exercise of stock options	983	1,286	1,518
	36,775	32,388	28,050
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Advertising Costs
Advertising costs are expensed as incurred. The Company expensed approximately $180.3 million, $137.9 million, and $170.3 million of media advertising during the years ended December 31, 2024, 2023, and 2022, respectively, which is recorded in sales and marketing expenses on the Company’s consolidated statements of operations.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
As the implicit interest rate is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment and credit profile.
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
Revenue Recognition
Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype®, PreventionGenetics LLC (“PreventionGenetics”), and COVID-19 tests. The services are considered completed when the performance obligation is fulfilled, which is upon release of an approved patient test result to the healthcare provider. The Company follows ASC 606, Revenue from Contracts with Customers, to account for its laboratory service revenues.
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
Additionally, the Company periodically engages with third party international distributor partners to provide patients access to the Company’s laboratory testing services and is considered the principal in these arrangements as control over the intellectual property, lab processing activities, and result delivery remain with the Company. Revenues from these contracts are recorded at gross in an amount that reflects the amount ultimately paid to the distributor for the testing services if known or, if this is unknown or unable to be estimated, is recorded at an effective net fixed transaction price equal to the amount billed to and received from the distributor.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Contract Balances
The timing of revenue recognition, billings, and cash collections results in billed accounts receivable and deferred revenue on the consolidated balance sheets. Generally, billing occurs after the release of an approved patient test result to the healthcare provider, resulting in an account receivable. However, the Company sometimes receives advance payment from a patient or a direct bill payer before services are performed, resulting in deferred revenue. The deferred revenue recorded is recognized as revenue at the point in time an approved patient test result is released to the patient's healthcare provider. In the context of some of the Company’s agreements, the satisfaction of the performance obligation occurs when a specimen sample is not returned to the laboratory for processing before the end of the allotted testing window.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Cost of Sales
Cost of sales reflects the aggregate costs incurred in delivering the Company's products and services and includes material and service costs, personnel costs, including stock-based compensation expense, equipment, and infrastructure expenses associated with laboratory testing services, shipping charges, allocated overhead such as rent, information technology costs, equipment depreciation, and utilities, and amortization of acquired developed technology or license intangible assets related to products commercialized by the Company. Costs associated with the shipment of Cologuard test collection kits are recognized upon shipment, and costs associated with performing the Company’s tests are recorded as the tests are performed regardless of whether revenue was recognized with respect to that test.
Foreign Currency Transactions
The functional currency for most of the Company’s international subsidiaries is the United States (“U.S.”) dollar. When the functional currency differs from the local currency, monetary assets and liabilities are remeasured at the current period-end exchange rate, while non-monetary assets and liabilities are remeasured at the historical rate. The gains and losses as a result of exchange rate adjustments of these subsidiaries are recognized in the consolidated statements of operations. Net foreign currency transaction gains or losses were not significant to the consolidated statements of operations for the periods presented.
For the Company’s international subsidiaries where the functional currency is other than the U.S. dollar, the financial statements are translated into the U.S. dollar, and the cumulative adjustments resulting from the translation into the U.S. dollar are included in the Company's consolidated balance sheet as a component of accumulated other comprehensive income (loss) (“AOCI”).
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, and marketable securities. As of December 31, 2024, the Company had cash and cash equivalents deposited in financial institutions in which the balances exceed the federal government agency insured limit of $250,000 by approximately $594.5 million. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.
Through December 31, 2024, the Company’s revenues have been primarily derived from the sale of Cologuard, Oncotype, and COVID-19 tests. The following is a breakdown of revenue and accounts receivable from major payers:

	% Revenue for the years ended December 31,			% Accounts Receivable at December 31,
Major Payer	2024	2023	2022	2024	2023	2022
Centers for Medicare and Medicaid Services	16%	17%	14%	10%	10%	14%
UnitedHealthcare	12%	12%	12%	9%	10%	9%
State of Wisconsin	—%	—%	3%	—%	—%	5%
Tax Positions
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, the Company has determined that a valuation allowance at December 31, 2024 and 2023 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Guarantees and Indemnifications
The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2024 and 2023.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.
Amortization of acquired intangible assets, which was previously presented as a separate line item on the Company’s consolidated statements of operations, is now presented within the line item each intangible asset relates to within cost of sales, research and development, sales and marketing, and general and administrative expenses. The following amounts of amortization of acquired intangible assets for the years ended December 31, 2023 and 2022 has been reclassified to conform to current year presentation: $83.3 million and $87.0 million in cost of sales, respectively, $1.0 million and $0.8 million in research and development, respectively, $7.7 million and $9.6 million in sales and marketing, respectively, and $0.1 million and $0.1 million in general and administrative expenses, respectively. Due to the reclassification related to cost of sales, the Company is now presenting gross profit on the Company's consolidated statements of operations.
Certain general and administrative expenses totaling $93.0 million and $74.0 million for the years ended December 31, 2023 and 2022, respectively, have been reclassified to sales and marketing expenses to conform to current year presentation. The amounts reclassified are related to customer care and customer experience.
The impact to the Company’s condensed consolidated statements of operations included in previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2024, June 30, 2024 and September 30, 2024 is presented and described in further detail in Note 22.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update improves reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses. The amendments in this update should be applied retrospectively to all prior periods presented in the consolidated financial statements and are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted and retrospectively applied the amendments in this update during the fourth quarter of fiscal year 2024.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvement – Amendments to Remove References to the Concepts Statements. This update amends the ASC to remove references to various FASB Concepts Statements. The Company early adopted and prospectively applied the amendments in this update during the first quarter of fiscal year 2024. There was no significant impact to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This update enhances clarity and consistency in accounting for induced conversions of convertible debt. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods beginning after December 15, 2026. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company adopted and prospectively applied the amendments in this update during the fourth quarter of fiscal year 2024. There was no significant impact to the Company’s consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the ASC to conform with certain Securities and Exchange Commission (“SEC”) amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
(2) REVENUE
 The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Screening
Medicare Parts B & C	$776,155	$701,400	$545,458
Commercial	1,118,338	992,244	743,238
Other	209,375	171,057	136,007
Total Screening	2,103,868	1,864,701	1,424,703
Precision Oncology
Medicare Parts B & C	$187,948	$188,689	$197,327
Commercial	190,595	181,318	177,518
International	189,092	153,277	117,738
Other	87,364	105,826	108,905
Total Precision Oncology	654,999	629,110	601,488
COVID-19 Testing	$—	$5,955	$58,088
Total	$2,758,867	$2,499,766	$2,084,279
Screening revenue primarily includes laboratory service revenue from Cologuard and PreventionGenetics tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests. The Company discontinued its COVID-19 testing operations in the second quarter of 2023.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1%, 2%, and 1% of revenue recorded in the Company’s consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s consolidated balance sheets, was not significant as of December 31, 2024 and 2023.
Revenue recognized for the years ended December 31, 2024 and 2023, which was included in the deferred revenue balance at the beginning of the year was not significant.
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at December 31, 2024 and 2023:

	December 31,
(In thousands)	2024	2023
Cash and cash equivalents
Cash and money market	$595,548	$530,100
Cash equivalents	5,341	75,278
Total cash and cash equivalents	600,889	605,378
Marketable securities
Available-for-sale debt securities	$431,165	$168,425
Equity securities	5,972	3,841
Total marketable securities	437,137	172,266
Total cash, cash equivalents, and marketable securities	$1,038,026	$777,644
Available-for-sale debt securities, including the classification within the consolidated balance sheet at December 31, 2024, consisted of the following:

(In thousands)	Amortized Cost	Gains in AOCI (1)	Losses in AOCI (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$5,341	$—	$—	$5,341
Total cash equivalents	5,341	—	—	5,341
Marketable securities
Corporate bonds	$206,063	$932	$(121)	$206,874
U.S. government agency securities	140,992	160	(200)	140,952
Asset backed securities	83,134	256	(51)	83,339
Total marketable securities	430,189	1,348	(372)	431,165
Total available-for-sale debt securities	$435,530	$1,348	$(372)	$436,506
_________________________________
(1)     There was no tax impact from the gains and losses in AOCI.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Available-for-sale debt securities, including the classification within the consolidated balance sheet at December 31, 2023, consisted of the following:

(In thousands)	Amortized Cost	Gains in AOCI (1)	Losses in AOCI (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$72,243	$—	$—	$72,243
U.S. government agency securities	3,035	—	—	3,035
Total cash equivalents	75,278	—	—	75,278
Marketable securities
U.S. government agency securities	$56,594	$166	$(44)	$56,716
Corporate bonds	55,712	175	(59)	55,828
Asset backed securities	35,081	65	(249)	34,897
Commercial paper	20,984	—	—	20,984
Total marketable securities	168,371	406	(352)	168,425
Total available-for-sale debt securities	$243,649	$406	$(352)	$243,703
_________________________________
(1)     There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at December 31, 2024:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$5,341	$5,341	$—	$—
Total cash equivalents	5,341	5,341	—	—
Marketable securities
U.S. government agency securities	$70,822	$70,943	$70,170	$70,009
Corporate bonds	39,224	39,321	166,839	167,553
Asset backed securities	11,298	11,331	71,836	72,008
Total marketable securities	121,344	121,595	308,845	309,570
Total available-for-sale securities	$126,685	$126,936	$308,845	$309,570
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of December 31, 2024, aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
U.S. government agency securities	$39,542	$(199)	$1,990	$(1)	$41,532	$(200)
Corporate bonds	25,979	(121)	—	—	25,979	(121)
Asset backed securities	5,567	(28)	2,666	(23)	8,233	(51)
Total available-for-sale securities	$71,088	$(348)	$4,656	$(24)	$75,744	$(372)

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
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of December 31, 2024 and 2023 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s consolidated statements of operations. The gains and losses recorded were not significant for the years ended December 31, 2024, 2023, and 2022.
(4) INVENTORY
Inventory consisted of the following:

	December 31,
(In thousands)	2024	2023
Raw materials	$69,730	$58,593
Semi-finished and finished goods	92,653	68,882
Total inventory	$162,383	$127,475

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

		December 31,
(In thousands)	Estimated Useful Life	2024	2023
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	227,885	214,562
Land improvements	15 years	6,747	6,729
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	206,460	168,131
Machinery and equipment	3 - 10 years	339,421	290,294
Furniture and fixtures	3 - 10 years	37,176	35,756
Assets under construction	n/a	89,065	104,592
Property, plant and equipment, at cost		1,202,247	1,115,557
Accumulated depreciation		(508,574)	(417,203)
Property, plant and equipment, net		$693,673	$698,354
_________________________________
(1)     Lesser of remaining lease term, building life, or estimated useful life.
At December 31, 2024, the Company had $89.1 million of assets under construction, which consisted of $53.0 million in machinery and equipment, $20.0 million in leasehold and building improvements, and $16.1 million of capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion.
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2024:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2024
Finite-lived intangible assets
Trade name	10.8	$104,000	$(35,153)	$68,847
Customer relationships	6.0	4,000	(1,333)	2,667
Patents and licenses	9.5	56,542	(12,963)	43,579
Acquired developed technology (1)	6.4	887,104	(412,504)	474,600
Total finite-lived intangible assets		1,051,646	(461,953)	589,693
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,471,646	$(461,953)	$1,009,693

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2023:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2023
Finite-lived intangible assets
Trade name	11.6	$104,000	$(27,903)	$76,097
Customer relationships	7.0	4,000	(889)	3,111
Patents and licenses	4.5	11,542	(9,600)	1,942
Acquired developed technology (1)	7.3	887,789	(328,543)	559,246
Total finite-lived intangible assets		1,007,331	(366,935)	640,396
In-process research and development	n/a	1,250,000	—	1,250,000
Total intangible assets		$2,257,331	$(366,935)	$1,890,396
______________
(1)The gross carrying amount includes an insignificant foreign currency translation adjustment related to the intangible asset     acquired as a result of the acquisition of OmicEra Diagnostics GmbH (“OmicEra”).
As of December 31, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2025	$96,361
2026	95,300
2027	95,300
2028	95,300
2029	89,177
Thereafter	118,255
Total	$589,693
There were no impairment losses recorded on finite-lived intangible assets during the year ended December 31, 2024.
The Company recorded an IPR&D asset of $1.25 billion related to a project associated with the development of a blood-based, multi-cancer screening test (“MCED”) as part of the acquisition of Thrive Earlier Detection Corporation (“Thrive”) in January 2021. During the fourth quarter of 2024, the Company performed a quantitative impairment assessment for the IPR&D asset, which required a fair value measurement as of the Company's annual test date, November 15, 2024. The Company determined that the fair value of the IPR&D was $420.0 million and recorded a non-cash, pre-tax impairment charge of $830.0 million. The impairment charge recorded was the result of a decrease in projected cash flows for the asset due to external factors since the acquisition, primarily an expected decline in reimbursement rates. The ongoing legislation discussion around the proposed MCED Act legislation gave the Company new information on how reimbursement may develop. The fair value of the IPR&D asset was measured using the multi-period excess earnings method approach, which utilizes significant unobservable inputs (Level 3 inputs) including projected revenues, projected gross margin, projected operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success. The discount rate utilized in the fair value measurement was 18.0%.
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
The Company utilized the income approach to measure the fair value of the impaired finite-lived intangible assets, which involved significant unobservable inputs (Level 3 inputs), including revenue projections, cash flow projections, and discount rates.
Impairment losses recorded on intangible assets are included in impairment of long-lived and indefinite-lived assets in the Company’s consolidated statement of operations.
Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 is as follows:

(In thousands)
Balance, January 1, 2023	$2,346,040
Resolution Bioscience acquisition (1)	20,692
Effects of changes in foreign currency exchange rates (2)	388
Balance, December 31, 2023	2,367,120
Resolution Bioscience acquisition adjustments	225
Effects of changes in foreign currency exchange rates	(669)
Balance, December 31, 2024	$2,366,676
_________________________________
(1)    Refer to Note 18 for further discussion on the Company’s acquisition of Resolution Bioscience, Inc. (“Resolution Bioscience”)
(2)    Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra.
There were no impairment losses recorded on goodwill for the years ended December 31, 2024, 2023, and 2022.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company’s fair value measurements as of December 31, 2024 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$595,548	$595,548	$—	$—
Restricted cash (1)	5,747	5,747	—	—
U.S. government agency securities	5,341	—	5,341	—
Marketable securities
Corporate bonds	$206,874	$—	$206,874	$—
U.S. government agency securities	140,952	—	140,952	—
Asset backed securities	83,339	—	83,339	—
Equity securities	5,972	5,972	—	—
Non-marketable securities	$796	$—	$—	$796
Liabilities
Contingent consideration	$(282,212)	$—	$—	$(282,212)
Total	$762,357	$607,267	$436,506	$(281,416)
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
There have been no material changes in valuation techniques or transfers between fair value measurement levels during the year ended December 31, 2024. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
The Company has elected the fair value option under the income approach to measure certain Level 3 non-marketable securities. The following table provides a reconciliation of the beginning and ending balances of non-marketable securities valued using the fair value option:

(In thousands)	Non-Marketable Securities
Balance, January 1, 2023	$10,065
Purchases of non-marketable securities	6,957
Changes in fair value	1,127
Settlement of non-marketable securities	(10,499)
Balance, December 31, 2023	7,650
Changes in fair value	(604)
Settlement of non-marketable securities	(6,250)
Balance, December 31, 2024	$796
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $282.2 million and $288.7 million as of December 31, 2024 and 2023, respectively, of which $19.7 million was included in other current liabilities and $262.5 million was included in other long-term liabilities in the consolidated balance sheet as of December 31, 2024. The contingent consideration liabilities were included in other long-term liabilities in the consolidated balance sheet as of December 31, 2023.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Beginning balance	$288,657	$306,927	$359,021
Purchase price contingent consideration (1)	—	—	4,600
Changes in fair value (2)	(3,345)	(18,044)	(56,617)
Payments (3)	(3,100)	(226)	(77)
Ending balance	$282,212	$288,657	$306,927
_________________________________
(1)    The increase in contingent consideration liability is due to the contingent consideration associated with the acquisition of OmicEra. Refer to Note 18 for further information.
(2)    The change in fair value of the contingent consideration liability is included in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022.
(3)    Payment was made in the second quarter of 2024 to settle the contingent consideration liability previously recorded related to the Company’s acquisition of OmicEra.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive, Ashion Analytics, LLC (“Ashion”), and OmicEra related to regulatory and product development milestones was $282.2 million and $288.7 million as of December 31, 2024 and 2023, respectively. The Company estimates the fair value of the contingent consideration liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% and 89% as of December 31, 2024 and 2023, respectively, and a weighted average present-value factor of 6.2% and 5.8% as of December 31, 2024 and 2023, respectively. The projected fiscal year of payment range is from 2025 to 2031. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
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
Non-Marketable Equity Securities
Non-marketable equity securities without readily determinable fair values, which are classified as a component of other long-term assets, net, had the following cumulative upward and downward adjustments and aggregate carrying amounts:

	Year Ended December 31,
(In thousands)	2024	2023
Cumulative upward adjustments (1)	$5,102	$5,093
Cumulative downward adjustments and impairments (2)	(16,850)	(15,071)
Aggregate carrying value	50,448	45,968
_________________________________
(1)    There were no material upward adjustments recorded on non-marketable equity securities held for the years ended December 31, 2024, 2023, and 2022.
(2)    There were no material downward adjustments or impairments on non-marketable equity securities held for the years ended December 31, 2024, 2023, and 2022.
There were no material realized gains or losses recorded during the years ended December 31, 2024, 2023, and 2022.
The Company has committed capital to venture capital investment funds of $18.0 million, of which $10.9 million remains callable through 2033 as of December 31, 2024. The aggregate carrying amount of these funds, which are classified as a component of other long-term assets, net in the Company’s consolidated balance sheets, was $7.5 million and $5.2 million as of December 31, 2024 and 2023, respectively. Gains and losses recorded on the Company's investments in the Funds were not significant for the years ended December 31, 2024, 2023, and 2022.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of December 31, 2024 and 2023, the Company had open foreign currency forward contracts with notional amounts of $44.2 million and $39.5 million, respectively. The Company’s foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at December 31, 2024 and 2023, and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of December 31, 2024. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the years ended December 31, 2024 and 2023.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(8) ACCRUED LIABILITIES
Accrued liabilities at December 31, 2024 and 2023 consisted of the following:

	December 31,
(In thousands)	2024	2023
Compensation	$185,934	$247,619
Professional fees	80,452	45,405
Other	23,529	17,274
Research and trial related expenses	16,043	14,219
Licenses	15,107	5,956
Assets under construction	7,227	11,210
Total	$328,292	$341,683
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
As of December 31, 2023, the Company had an outstanding balance of $50.0 million, which was included in debt, current portion on the Company’s consolidated balance sheet. Prior to the repayment, the outstanding balance accrued interest at a rate equal to a daily secured overnight financing rate (“SOFR”) plus a SOFR adjustment and an applicable margin. The interest rate was 6.89% as of the maturity date.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
The Company has agreed to various financial covenants under the Revolving Loan Agreement, and as of December 31, 2024, the Company was in compliance with all covenants.
In December 2021 and January 2023, PNC issued letters of credit of $2.9 million and $1.5 million, respectively, which reduced the amount available for cash advances under the line of credit to $145.6 million and $147.1 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Loan Agreement. In January 2025, the Company entered into a senior secured revolving credit agreement as discussed in Note 21, which replaced the Revolving Loan Agreement.
(10) CONVERTIBLE NOTES
Convertible note obligations included in the consolidated balance sheet consisted of the following as of December 31, 2024:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(13,511)	$607,198	$581,648	2
2030 Convertible Notes - 2.000%	572,993	(3,642)	569,351	592,756	2
2028 Convertible Notes - 0.375%	589,380	(4,952)	584,428	512,761	2
2027 Convertible Notes - 0.375%	563,822	(3,732)	560,090	523,932	2
2025 Convertible Notes - 1.000% (2)	249,172	(19)	249,153	246,705	2
Convertible note obligations included in the consolidated balance sheet consisted of the following as of December 31, 2023:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2030 Convertible Notes - 2.000%	$572,993	$(4,349)	$568,644	$684,475	2
2028 Convertible Notes - 0.375%	949,042	(10,499)	938,543	887,354	2
2027 Convertible Notes - 0.375%	563,822	(5,429)	558,393	549,839	2
2025 Convertible Notes - 1.000%	249,172	(476)	248,696	293,300	2
____________________________
(1)     The fair values are based on observable market prices for this debt, which is traded in less active markets and therefore is classified as a Level 2 fair value measurement.
(2)    The Company’s convertible notes due in 2025 (the “2025 Notes”) matured on January 15, 2025 and were included in convertible notes, net, current portion on the consolidated balance sheet as of December 31, 2024. The 2025 Notes were included in convertible notes, net, less current portion as of December 31, 2023. As discussed in Note 21, the 2025 Notes were settled in cash upon maturity in January 2025.

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
In June 2018, the Company issued and sold an additional $218.5 million in aggregate principal amount of 1.0% Convertible Notes (the “June 2025 Notes”). The June 2025 Notes were issued under the same indenture pursuant to which the Company previously issued the January 2025 Notes (the “Indenture”). The January 2025 Notes and the June 2025 Notes have identical terms (including the same January 15, 2025 maturity date) and are treated as a single series of securities. The net proceeds from the issuance of the June 2025 Notes were approximately $225.3 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
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
The Company utilized a portion of the proceeds from the issuance of the 2027 Notes to settle a portion of the 2025 Notes in privately negotiated transactions. In March 2019, the Company used cash of $494.1 million and an aggregate of 2.2 million shares of the Company’s common stock valued at $182.4 million for total consideration of $676.5 million to settle $493.4 million of the 2025 Notes, of which $0.7 million was used to pay off interest accrued on the 2025 Notes. The transaction resulted in a loss on settlement of convertible notes of $187.7 million.
In February 2020, the Company issued and sold $1.15 billion in aggregate principal amount of 0.375% Convertible Notes (the “2028 Notes”) with a maturity date of March 1, 2028. The 2028 Notes accrue interest at a fixed rate of 0.375% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2020. The net proceeds from the issuance of the 2028 Notes were approximately $1.13 billion, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
In February 2020, the Company used $150.1 million of the proceeds from the issuance of the 2028 Notes to settle $100.0 million of the 2025 Notes, of which $0.1 million was used to pay off interest accrued on the 2025 Notes. The transaction resulted in a loss on settlement of convertible notes of $50.8 million.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
In April 2024, the Company entered into a privately negotiated exchange and purchase agreement with certain holders of the Company’s 2028 Notes. The Company issued $620.7 million aggregate principal amount of 1.75% Convertible Notes due in 2031 (the “2031 Notes”) in exchange for $359.7 million of aggregate principal of 2028 Notes, and $266.8 million of cash after deducting underwriting discounts. The extinguishment resulted in a gain on settlement of convertible notes of $10.3 million, which is included in interest expense in the condensed consolidated statement of operations for the year ended December 31, 2024.
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
The extinguishment gains and losses recorded on the settlement of convertible notes discussed above represent the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of the exchange, and is included in interest expense in the consolidated statement of operations for the respective period.
Summary of Conversion Features
Until the six months immediately preceding the maturity date of the applicable series of the Company’s convertible notes (the “Notes”), each series of Notes is convertible only upon the occurrence of certain events and during certain periods, as set forth in the Indentures filed at the time of the original offerings. On or after the date that is six months immediately preceding the maturity date of the applicable series of Notes until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may elect to convert such Notes at any time, and if elected, the conversion would occur on the maturity date. The Notes will be convertible into cash, shares of the Company’s common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of the Company’s common stock, at the Company’s election. If the Notes are not converted prior to the maturity date, the principal amount will be settled in cash upon maturity.
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
Based on the closing price of the Company’s common stock of $56.19 on December 31, 2024, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2031 Convertible Notes	$6,780
2030 Convertible Notes	4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Debt issuance costs amortization	$5,296	$5,350	$5,727
Debt discount amortization	933	106	147
Gain on settlement of convertible notes	(10,254)	(10,324)	—
Coupon interest expense	26,339	18,072	10,266
Total interest expense on convertible notes	$22,314	$13,204	$16,140
The following table summarizes the effective interest rates of the Notes:

	Year Ended December 31,
	2024	2023	2022
2031 Convertible Notes	2.06%	—%	—%
2030 Convertible Notes	2.09%	2.09%	—%
2028 Convertible Notes	0.63%	0.63%	0.64%
2027 Convertible Notes	0.67%	0.67%	0.68%
2025 Convertible Notes	1.16%	1.17%	1.18%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 0.04 years, 2.20 years, 3.17 years, 5.17 years, and 6.29 years for the 2025 Notes, 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company has incurred insignificant charges for the years ended December 31, 2024, 2023, and 2022, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU intellectual property in the development and commercialization of a blood-based, MCED test. The agreement terms would require the Company to pay single-digit sales-based royalties and up to $45.0 million in sales-based milestone payments for each JHU licensed product that reaches specified net sales levels. The Company will record the sales-based royalties once sales of licensed products have occurred and sales-based milestones once achievement is deemed probable. The Company recorded insignificant charges related to sales-based royalties during the year ended December 31, 2024, and the Company has not incurred charges related to the achievement of any sales-based milestones as of December 31, 2024.

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
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The fair value of the termination payments as of the date of the Termination Agreements was $25.8 million, which was recorded as research and development expense in the condensed consolidated statement of operations for the year ended December 31, 2024. The remaining $1.8 million in expense is being recognized ratably through the date of the final payment in the second quarter of 2026. The Company has recorded a liability of $17.4 million representing the fair value of the remaining payments, of which $9.0 million is included in accrued liabilities and $8.4 million is included in other long-term liabilities on the consolidated balance sheet as of December 31, 2024. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of December 31, 2024.
Watchmaker Genomics, Inc.
In July 2023, the Company entered into a co-exclusive development and license agreement with Watchmaker Genomics, Inc. (“Watchmaker”) under which the Company granted Watchmaker a co-exclusive license to the non-bisulfite technology for the detection of methylated DNA and other epigenetic modifications (“TAPS”). TAPS is based on patents obtained by the Company through an exclusive license agreement with the Ludwig Institute for Cancer Research. Under the agreement, both parties have the right to use and develop TAPS for commercial purposes. The Company has the potential to receive up to $82.0 million in sales-based milestone payments and mid-single-digit royalties based on future Watchmaker net sales of licensed products including TAPS. Additionally, Watchmaker has the right to sublicense TAPS, and the Company has the potential to receive royalties based on future Watchmaker sublicense receipts. The Company has not received any sales-based milestone payments, royalties on Watchmaker net sales of licensed products, or royalties on Watchmaker sublicense receipts as of December 31, 2024.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
TwinStrand Biosciences, Inc.
On July 1, 2024, the Company entered into an agreement with TwinStrand Biosciences, Inc. (“TwinStrand”), under which TwinStrand licensed to the Company intellectual property related to the error correction technology in next-generation sequencing. The Company’s rights are broadly exclusive with respect to cell-free nucleic acid sequencing, subject to certain non-exclusive relationships in the field. Under the license agreement, the Company made upfront payments to TwinStrand totaling $45.0 million in July 2024. The upfront payments were capitalized as a patent and license intangible asset in the condensed consolidated balance sheet, which is amortized through amortization of acquired intangible assets in the condensed consolidated statement of operations over its estimated useful life of 10 years. In addition, the Company agreed to pay TwinStrand a low-single-digit royalty on the Company’s net sales of certain licensed products and services. The Company will record the sales-based royalties once sales using relevant licensed products and services have occurred. The Company has not incurred charges related to the sales-based royalties as of December 31, 2024.
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
Under the Original Promotion Agreement, the service fee was calculated based on incremental gross profits over specified baselines during the term. Under the Restated Promotion Agreement (and prior to giving effect to the November 2021 Amendment), the service fee provided a fee-for-service model that included certain fixed fees and performance-related bonuses. The performance-related bonuses were contingent upon the achievement of certain annual performance criteria with any applicable expense being recognized ratably upon achievement of the payment becoming probable. The Company incurred charges of $7.5 million for the service fee during the year ended December 31, 2022. The Company incurred charges of $85.8 million for promotion, sales and marketing services performed by Pfizer on behalf of the Company during the year ended December 31, 2022. All services provided by Pfizer under the November 2021 Amendment ended in the third quarter of 2022, and there were no payments made or charges incurred during the years ended December 31, 2024 and 2023.
(13) STOCKHOLDERS' EQUITY
Stock Issuances
When the Company completes a business combination or asset acquisition, which are further described in Note 18, the Company may issue shares of the Company's common stock. Stock issuances in relation to acquisitions during the years ended December 31, 2024, 2023, and 2022 were as follows:

(In thousands, except for per share data)	Period of Acquisition	Shares Issued	Fair Value of Shares Issued
OmicEra	May 2022	265,186	$14,792

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at January 1, 2022	$23	$(1,466)	$(1,443)
Other comprehensive income (loss) before reclassifications	30	(4,049)	(4,019)
Amounts reclassified from accumulated other comprehensive income (loss)	—	226	226
Net current period change in accumulated other comprehensive loss	30	(3,823)	(3,793)
Balance at December 31, 2022	$53	$(5,289)	$(5,236)
Other comprehensive income (loss) before reclassifications	1,321	1,416	2,737
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,927	3,927
Net current period change in accumulated other comprehensive loss	1,321	5,343	6,664
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive income (loss) before reclassifications	(3,294)	873	(2,421)
Amounts reclassified from accumulated other comprehensive income (loss)	—	49	49
Net current period change in accumulated other comprehensive income (loss)	(3,294)	922	(2,372)
Balance at December 31, 2024	$(1,920)	$976	$(944)
_________________________________
(1)There was no tax impact from the amounts recognized in AOCI for the years ended December 31, 2024, 2023, and 2022. The unrealized gain (loss) recorded on available-for-sale securities is a non-cash investing activity.
Amounts reclassified from AOCI for the years ended December 31, 2024, 2023, and 2022 were as follows:

		Year Ended December 31,
Details about AOCI Components (In thousands)	Affected Line Item in the Statements of Operations	2024	2023	2022
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income (loss)	$49	$3,927	$226
Total reclassifications		$49	$3,927	$226
(14) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the following plans for which awards were granted from or had awards outstanding in 2024: the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, and the 2010 Employee Stock Purchase Plan. These plans are collectively referred to as the “Stock Plans.”
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
2019 Omnibus Long-Term Incentive Plan. The Company adopted the 2019 Omnibus Long-Term Incentive Plan (the “2019 Stock Plan”) on July 25, 2019 to grant share-based awards to employees, officers, directors, consultants, and advisors. Awards granted under the 2019 Stock Plan may include incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards in amounts and with terms and conditions determined by the Human Capital Committee, subject to the provisions of the 2019 Stock Plan. The 2019 Stock Plan will expire on July 25, 2029 and after such date no further awards may be granted under the plan. Options granted under the 2019 Stock Plan expire ten years from the date of grant. Grants made from the 2019 Stock Plan generally vest over a period of three to four years. At December 31, 2024, options to purchase 358,292 shares were outstanding under the 2019 Stock Plan and 8,424,465 shares of restricted stock and restricted stock units were outstanding. The Company's stockholders approved amendments to the 2019 Stock Plan to increase the number of shares available for future grant thereunder by 14,000,000 and 4,340,000 shares on June 9, 2022 and June 8, 2023, respectively. At December 31, 2024, there were 9,840,015 shares available for future grant under the 2019 Stock Plan.
2010 Omnibus Long-Term Incentive Plan. The Company adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Stock Plan”) on July 16, 2010 to grant share-based awards to employees, officers, directors, consultants, and advisors. Awards granted under the 2010 Stock Plan may include incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards in amounts and with terms and conditions determined by the Human Capital Committee, subject to the provisions of the 2010 Stock Plan. The 2010 Stock Plan expired on July 16, 2020 and after such date no further awards may be granted under the plan. Options granted under the 2010 Stock Plan expire ten years from the date of grant. Grants made from the 2010 Stock Plan generally vest over a period of three to four years. At December 31, 2024, options to purchase 624,450 shares were outstanding under the 2010 Stock Plan and 3,340 shares of restricted stock and restricted stock units were outstanding. At December 31, 2024, there were no shares available for future grant under the 2010 Stock Plan.
2010 Employee Stock Purchase Plan. The 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) was adopted by the Company on July 16, 2010 to provide participating employees the right to purchase shares of common stock at a discount through a series of offering periods. The 2010 Purchase Plan will expire on October 31, 2030. The Company’s stockholders approved amendments to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 500,000 shares, 2,000,000 shares, and 3,000,000 shares on July 24, 2014, July 28, 2016, and June 9, 2022, respectively. At December 31, 2024, there were 878,801 shares of common stock available for purchase by participating employees under the 2010 Purchase Plan.
Generally, all employees whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 2010 Purchase Plan. Participating employees authorize an amount, between 1% and 15% of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the employee’s option to purchase shares of Company common stock, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2010 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2010 Purchase Plan, and no employee can purchase more than $25,000 of Company common stock under the 2010 Purchase Plan in any calendar year. Rights granted under the 2010 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2010 Purchase Plan at any time or upon termination of employment. At December 31, 2024, there were 4,921,199 cumulative shares issued under the 2010 Purchase Plan.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”) and stock options granted to employees, non-employee consultants, and non-employee directors. A summary of non-cash stock-based compensation expense by expense category included in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of sales	$20,518	$20,761	$19,218
Research and development	39,684	41,242	33,825
Sales and marketing	68,236	73,016	69,267
General and administrative	86,447	96,293	84,513
Total stock-based compensation	$214,885	$231,312	$206,823
As of December 31, 2024, there was approximately $325.9 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.50 years.
Stock Options
The Company determined the fair value of each service-based option award on the date of grant using the Black-Scholes option-pricing model, which utilized several key assumptions including risk-free interest rate, expected term, expected volatility, and dividend yield. There were no option awards granted during the years ended December 31, 2024, 2023 and 2022.
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2024	1,286,173	$47.67	3.8
Exercised	(265,816)	19.57
Forfeited	(37,615)	91.46
Outstanding, December 31, 2024	982,742	$53.60	3.1	$17,639
Vested and expected to vest, December 31, 2024	982,742	$53.60	3.1	$17,639
Exercisable, December 31, 2024	982,742	$53.60	3.1	$17,639
_________________________________
(1)     The total intrinsic value of options exercised, net of shares withheld for taxes, during the years ended December 31, 2024, 2023, and 2022 was $7.8 million, $11.7 million, and $36.4 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
A summary of restricted stock and RSU activity is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2024	6,272,763	$73.39
Granted	4,331,532	56.94
Released (2)	(2,396,874)	75.76
Forfeited	(962,625)	62.44
Outstanding, December 31, 2024	7,244,796	$63.18
_________________________________
(1)     The weighted average grant date fair value of the RSUs granted during the years ended December 31, 2023 and 2022 was $62.36 and $68.18, respectively.
(2)     The fair value of RSUs vested and converted to shares of the Company’s common stock was $184.2 million, $158.2 million, and $117.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of PSU activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2024	1,597,801	$92.73
Granted	913,533	63.68
Released (3)	(70,662)	140.20
Forfeited	(419,464)	100.62
Outstanding, December 31, 2024	2,021,208	$75.86
_________________________________
(1)     The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of December 31, 2024 was 773,824.
(2)     The weighted average grant date fair value of the PSUs granted during the years ended December 31, 2023 and 2022 was $80.50 and $89.43, respectively.
(3)     The fair value of PSUs vested and converted to shares of the Company’s common stock was $9.9 million, $1.0 million, and $27.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Employee Stock Purchase Plan
A summary of ESPP activity is as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Shares issued under the 2010 Purchase Plan	955,392	924,448	668,605
Cash received under the 2010 Purchase Plan	$31,227	$28,344	$25,491
Weighted average fair value per share of stock purchase rights granted during the period	$16.26	$16.32	$17.52
The 955,392 shares issued during the year ended December 31, 2024 were as follows:

Offering period ended	Number of Shares	Weighted Average price per Share
April 30, 2024	604,226	$32.11
October 31, 2024	351,166	$33.68
The fair value of shares purchased under the ESPP is based on the assumptions in the following table:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rates	4.71% - 5.30%	4.68% - 4.71%	1.49% - 4.71%
Expected term (in years)	1.17 - 1.25	1.25	0.5 - 2
Expected volatility	44.40% - 63.13%	63.13% - 67.30%	50.94% - 63.13%
Dividend yield	0%	0%	0%
Shares Reserved for Issuance
The Company has reserved shares of its authorized common stock for issuance pursuant to its employee stock purchase and equity plans, including all outstanding stock option grants noted above at December 31, 2024, as follows:

Shares reserved for issuance
2019 Stock Plan	9,840,015
2010 Purchase Plan	878,801
10,718,816

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(15) COMMITMENTS AND CONTINGENCIES
Leases
The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Finance lease cost
Amortization of right-of-use assets	$7,311	$3,845	$4,612
Interest on lease liabilities	1,406	800	808
Operating lease cost	31,797	36,576	36,291
Short-term lease cost	1,036	750	476
Variable lease cost	9,055	8,449	7,985
Total lease Cost	$50,605	$50,420	$50,172
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38,135	$39,301	$33,448
Operating cash flows from finance leases	1,359	783	699
Finance cash flows from finance leases	6,827	3,569	4,345
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	19,674	4,986	24,572
Right-of-use assets obtained in exchange for new finance lease liabilities	16,425	5,443	11,276
Weighted-average remaining lease term - operating leases (in years)	7.37	6.87	7.43
Weighted-average remaining lease term - finance leases (in years)	2.90	2.80	3.27
Weighted-average discount rate - operating leases	6.54%	6.59%	6.37%
Weighted-average discount rate - finance leases	6.69%	7.43%	6.60%
As of December 31, 2024 and 2023, the Company’s right-of-use assets from operating leases are $117.0 million and $143.7 million, respectively, which are reported in operating lease right-of-use assets in the Company’s consolidated balance sheets. As of December 31, 2024, the Company has outstanding operating lease obligations of $184.5 million, of which $27.4 million is reported in operating lease liabilities, current portion and $157.1 million is reported in operating lease liabilities, less current portion in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had outstanding operating lease obligations of $190.4 million, of which $29.4 million is reported in operating lease liabilities, current portion and $161.1 million is reported in operating lease liabilities, less current portion in the Company’s consolidated balance sheets.
In the third quarter of 2024, the Company recorded an impairment charge of $18.7 million, which consisted of a right-of-use asset of $11.8 million and associated leasehold improvements of $6.9 million relating to one of its domestic facilities that was vacated in the fourth quarter of 2024 as a result of a change in strategic priorities. The Company used the income approach, under which the recoverability of the assets was measured by comparing the carrying amount of the asset to future undiscounted, pre-tax cash flows generated by the assets held. The fair value of the assets was determined using discounted cash flows, and the impairment charge recorded represents the difference between the carrying value and fair value of the impaired assets. The impairment charge recorded is included in impairment of long-lived and indefinite-lived assets in the Company’s consolidated statement of operations for the year ended December 31, 2024.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2024 and 2023, the Company’s right-of-use assets from finance leases are $19.8 million and $11.3 million, respectively, which are reported in other long-term assets, net in the Company’s consolidated balance sheets. As of December 31, 2024, the Company has outstanding finance lease obligations of $21.0 million, of which $7.8 million is reported in other current liabilities and $13.2 million is reported in other long-term liabilities in the Company’s consolidated balance sheets. As of December 31, 2023, the Company had outstanding finance lease obligations of $11.9 million, of which $4.4 million is reported in other current liabilities and $7.5 million is reported in other long-term liabilities in the Company’s consolidated balance sheets.
Maturities of operating lease liabilities on an annual basis as of December 31, 2024 were as follows:

(In thousands)
2025	$37,400
2026	36,242
2027	35,873
2028	29,703
2029	20,526
Thereafter	76,081
Total minimum lease payments	235,825
Imputed interest	(51,287)
Total	$184,538
Maturities of finance lease liabilities on an annual basis as of December 31, 2024 were as follows:

(In thousands)
2025	$8,857
2026	7,262
2027	5,345
2028	1,303
2029	93
Thereafter	129
Total minimum lease payments	22,989
Imputed interest	(2,006)
Total	$20,983
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
Intellectual Property Litigation Matters
In May 2023, after receiving a cease-and-desist letter from the Company regarding its patent infringement, Geneoscopy Inc. (“Geneoscopy”) requested a reexamination of the Company’s U.S. Patent No. 11,634,781 (the “’781 Patent”) by the United States Patent and Trademark Office (the “USPTO”). Upon completion of the reexamination in October 2023, the USPTO rejected Geneoscopy’s challenge. In November 2023, the Company filed suit against Geneoscopy in the United States District Court for the District of Delaware, alleging that certain of Geneoscopy’s products infringe the ‘781 Patent and seeking unspecified monetary damages and injunctive relief (the “’781 Action”) and in May 2024, the Company filed a second complaint against Geneoscopy alleging infringement of the Company’s U.S. Patent No. 11,970,746 (the “’746 Patent”), which has been consolidated with the ’781 Action. On June 28, 2024, Geneoscopy filed counterclaims against the Company challenging the validity of the patents at issue and alleging breach of contract, misappropriation of trade secrets, unfair competition, and other violations of state and federal law seeking unspecified monetary damages and injunctive relief, which were amended on August 16, 2024. On July 16, 2024, the Company filed a motion for preliminary injunction seeking an order prohibiting Geneoscopy from selling its infringing Colosense test in the United States. On August 8, 2024, Geneoscopy filed a motion to stay pending inter partes review of the ‘781 Patent, which was denied on November 1, 2024 with leave to refile if the ’746 Patent IPR is instituted. On August 30, 2024, the Company filed a motion to dismiss the amended counterclaim. On January 31, 2025, the Court held a hearing and (i) took the Company’s preliminary injunction motion under advisement; (ii) denied Geneoscopy’s motion to dismiss the false advertising claims and (iii) granted in part and denied in part the Company’s motion to dismiss the amended counterclaims, with leave for Geneoscopy to amend and refile the dismissed counterclaims. The Court set trial for November 2026.
In January 2024, Geneoscopy petitioned the USPTO to institute an inter partes review (“IPR”) challenging the validity of the ‘781 Patent before the Patent Trial and Appeals Board (“PTAB”). On July 26, 2024, the PTAB notified the Company that it decided to institute review. The Company filed its Patent Owner Response on October 25, 2024, and the parties are currently engaged in discovery. Geneoscopy filed its reply to the Patent Owner Response on January 27, 2025 and the Company’s sur-reply is due March 10, 2025. The Company intends to defend the validity of the ‘781 Patent, and a final decision of that review will be made on or before July 26, 2025.
In August 2024, Geneoscopy filed a petition for inter partes review of the ‘746 Patent before the PTAB. On November 26, 2024, the Company filed its Patent Owner Preliminary Response. On February 14, 2025, the PTAB notified the Company that it decided to institute review. The Company’s Patent Owner Response is due May 9, 2025. The Company intends to defend the validity of the ‘746 Patent, and a final decision of that review is expected to be made on or before February 14, 2026.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
The Human Capital Committee approved 401(k) Plan matching contributions for the years ended December 31, 2024, 2023, and 2022 in the form of Company common stock equal to 100% of a participant's elective deferrals up to 6% of the participant’s eligible compensation for that year. The Company recorded compensation expense of approximately $44.1 million, $40.6 million, and $36.5 million, respectively, in the statements of operations for the years ended December 31, 2024, 2023, and 2022.
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
As of December 31, 2024, the Company has earned $14.3 million of the refundable tax credits under the Amended WEDC Agreement. The unpaid portion is $8.8 million, of which $4.2 million is reported in prepaid expenses and other current assets and $4.6 million is reported in other long-term assets, net in the Company’s consolidated balance sheets reflecting when collection of the refundable tax credits is expected to occur. During the years ended December 31, 2024, 2023, and 2022, the amounts recorded as an offset to capital expenditures and operating expenses for the tax credits earned were not significant.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values including insignificant measurement period adjustments as follows:

(In thousands)
Net operating assets	$14,643
Developed technology	26,000
Total identifiable assets acquired	40,643

Net operating liabilities	(7,357)
Net identifiable assets acquired	33,286

Goodwill	20,916
Net assets acquired	$54,202
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
The purchase agreement required the Company to pay a maximum of $6.0 million of additional cash consideration to OmicEra upon the achievement of certain earnout conditions related to the identification of protein biomarkers, as well as the growth of the proteomics research and development team. The fair value of the contingent consideration at the acquisition date was $4.6 million, which is a non-cash investing activity. The fair value of the contingent consideration was estimated using a probability-weighted scenario-based discounted cash flow model. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in ASC 820. The key assumptions and settlement of the contingent consideration liability are described in Note 7.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Divestitures
Oncotype DX Genomic Prostate Score Test
On August 2, 2022, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) with MDxHealth SA, the Company completed the sale of the intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test, which will allow the Company to focus on the highest impact projects core to the Company’s vision.
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
On August 23, 2023, the Company and MDxHealth executed the Second Amendment to the Asset Purchase Agreement (the “Second Amendment”) related to the sale of the GPS test. Under the Second Amendment, the Company agreed to allow MDxHealth to defer the 2023 contingent consideration payment by three years in exchange for additional consideration and more favorable contingent consideration terms. The Company received additional consideration with a fair value of $3.1 million, which was recorded as a gain for the year ended December 31, 2023, and is included in other operating income (loss) in the consolidated statement of operations.
Under the Second Amendment, the maximum contingent consideration increased from $70.0 million to $82.5 million and the minimum revenue thresholds previously required to be met under the Asset Purchase Agreement were eliminated. As a result of the elimination of the minimum revenue thresholds, the Company determined that a significant reversal of a gain is not probable and therefore the contingent consideration is no longer constrained. The Company recorded a contingent consideration gain of $9.2 million and $73.3 million during the years ended December 31, 2024 and 2023, respectively, which are included in other operating income (loss) in the consolidated statement of operations. The gains recorded were estimated using historical GPS test revenues by MDxHealth under the most likely amount method.
As of December 31, 2024, a portion of the contingent consideration is classified as a contract asset. As of December 31, 2024, the contract asset was $25.9 million, which is included in other long-term assets, net on the consolidated balance sheet. As of December 31, 2023, the contract asset was $41.7 million, which is included in other long-term assets on the consolidated balance sheet. As of December 31, 2024, the remaining consideration balance, which includes the amount earned during the

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
2023 and 2024 earnout years classified as a receivable, was $56.6 million, of which $27.9 million is included in prepaid expenses and other current assets and $28.7 million is included in other long-term assets, net on the consolidated balance sheet. As of December 31, 2023, the remaining consideration balance, which included the amount earned during the 2023 earnout year, was $31.6 million, which is classified as a receivable included in other long-term assets, net on the consolidated balance sheet.
Transaction-related costs were not significant and were recorded within general and administrative expenses in the consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the divestiture.
(19) SEGMENT INFORMATION
Management determined that the Company is managed as one operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services allowing healthcare providers and patients to make individualized treatment decisions. Management assessed the financial information routinely reviewed by the Company's Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, to monitor the Company's operating performance and support decisions regarding allocation of resources to its operations, and determined that performance is continuously monitored at the consolidated level. The measure of segment profit or loss used by the CODM in assessing performance and deciding how to allocate resources is based on net loss, as reported on the consolidated statement of operations. The measure of segment assets provided to and reviewed by the CODM is reported on the consolidated balance sheet as total assets, and long-lived assets located in countries outside the U.S. are not significant. The CODM uses consolidated net loss to monitor budget versus actual results on a monthly basis to timely identify deviations from expected results, which is used in assessing performance and deciding where to reinvest profits and allocate resources predominantly in the annual budget and forecasting process.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Significant segment expenses are presented in the Company's consolidated statements of operations. Additional disaggregated significant segment expenses on a functional basis, that are not separately presented on the Company's consolidated statements of operations, are presented below, along with total revenue from customers by geographic region.

	Year Ended December 31,
(In thousands)	2024	2023	2022
Revenue:
United States	$2,569,775	$2,346,489	$1,966,541
Outside of United States	189,092	153,277	117,738
Total revenues (1)	2,758,867	2,499,766	2,084,279
Less:
Cost of sales:
Production costs	467,347	393,367	329,492
Personnel expenses	197,338	182,015	160,136
Intangible asset amortization	84,068	83,316	86,967
Facility and support services (2)	68,535	54,417	63,608
Stock-based compensation	20,518	20,761	19,218
Other cost of sales	2,344	3,688	1,940
Research and development expenses:
Personnel expenses	182,190	180,281	143,259
Direct research and development costs	110,054	129,691	158,731
Facility and support services (2)	56,184	64,088	45,512
Stock-based compensation	39,684	41,242	33,825
Other research and development (3)	28,900	3,371	8,179
Professional & legal	10,906	7,209	3,912
Intangible asset amortization	3,292	1,045	773
Sales and marketing expenses:
Personnel expenses	500,286	471,613	494,116
Direct marketing costs	212,838	183,720	238,111
Professional & legal	70,399	49,739	54,698
Stock-based compensation	68,236	73,016	69,267
Other sales and marketing (3)	19,287	24,348	13,432
Facility and support services (2)	15,385	17,675	50,419
Intangible asset amortization	7,694	7,694	9,601
General and administrative expenses:
Personnel expenses	346,432	336,865	341,595
Facility and support services (2)	184,984	181,425	134,954
Professional & legal	125,608	166,760	110,039
Stock-based compensation	86,447	96,293	84,513
Other general and administrative (3)	38,250	18,841	(7,827)
Intangible asset amortization	104	104	107
Other:
Impairment of long-lived and indefinite-lived assets	869,460	621	15,969
Other segment items (4)	(21,742)	(91,693)	52,303
Income tax expense (benefit)	(7,304)	2,403	(9,064)
Segment and consolidated net loss	$(1,028,857)	$(204,149)	$(623,506)

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
_______________________________
(1) Product revenues are attributed to countries based on ship-to location. Refer to Note 2 for the Company’s disaggregated revenue disclosures.
(2)     Facilities and support services is inclusive of depreciation expense. Refer to the consolidated statements of cash flows for presentation of total depreciation expense.
(3) Other research and development primarily includes a $25.8 million for a license agreement termination for the year ended December 31, 2024. Other sales and marketing primarily includes miscellaneous customer-oriented support activities. Other general and administrative primarily includes changes in fair value to outstanding contingent consideration liabilities, foreign currency gains and losses, corporate liability insurance, and other miscellaneous charges.
(4) Inclusive of other operating income (loss), investment income (loss), net, and interest expense as presented in the consolidated statement of operations.
(20) INCOME TAXES
Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2024, the Company had federal net operating loss, state net operating loss, and foreign net operating loss carryforwards of approximately $374.9 million, $65.4 million, and $12.1 million, respectively, for financial reporting purposes, which may be used to offset future taxable income. The Tax Cuts and Jobs Act (H.R. 1) of 2017 limits the deduction for net operating losses to 80% of current year taxable income and provides for an indefinite carryover period for federal net operating losses. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. As of December 31, 2024 the Company has $281.2 million of federal net operating loss carryovers incurred after December 31, 2018 with an unlimited carryover period and $93.7 million of federal net operating loss carryovers expiring at various dates through 2038. State and foreign net operating loss carryovers expire at various dates through 2044. All net operating loss carryforwards are subject to review and possible adjustment by federal, state, and foreign taxing jurisdictions. The Company also had federal and state research tax credit carryforwards of $82.5 million and $38.2 million, respectively, which may be used to offset future income tax liability. The federal credit carryforwards expire at various dates through 2044 and are subject to review and possible adjustment by the Internal Revenue Service. The state credit carryforwards expire at various dates through 2039 with the exception of $22.5 million of California research and development tax credits that have an indefinite carryforward period. All state tax credits are subject to review and possible adjustment by local tax jurisdictions. In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.
Loss before provision for taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Loss before income taxes:
Domestic	$(1,036,306)	$(204,128)	$(617,240)
Foreign	145	2,382	(15,330)
Total loss before income taxes	$(1,036,161)	$(201,746)	$(632,570)

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The expense (benefit) for income taxes consists of:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current expense (benefit):
Federal	$—	$—	$—
State	933	2,266	2,170
Foreign	1,882	2,561	1,131

Deferred tax expense (benefit):
Federal	(4,775)	2,395	(3,292)
State	(5,145)	(1,829)	(8,926)
Foreign	(199)	(2,990)	(147)
Total income tax expense (benefit)	$(7,304)	$2,403	$(9,064)
The Company recorded an income tax benefit for the year ended December 31, 2024 of $7.3 million primarily related to current foreign and state tax expense offset by a U.S. deferred tax benefit.
The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Operating loss carryforwards	$452,410	$477,420
Tax credit carryforwards	121,635	104,580
Compensation related differences	72,349	85,007
Lease liabilities	47,199	47,118
Capitalized research and development	251,760	191,468
Other temporary differences	7,271	10,275
Tax assets before valuation allowance	952,624	915,868
Less - Valuation allowance	(708,788)	(465,832)
Total deferred tax assets	243,836	450,036
Deferred tax liabilities
Amortization	$(205,764)	$(415,064)
Property, plant and equipment	(7,160)	(9,465)
Lease assets	(31,266)	(35,786)
Other temporary differences	(6,816)	(7,010)
Total deferred tax liabilities	(251,006)	(467,325)
Net deferred tax liabilities	$(7,170)	$(17,289)

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income and the realization of deferred tax liabilities, management has determined that a valuation allowance of $708.8 million and $465.8 million at December 31, 2024 and 2023, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Given the future limitations on and expiration of certain federal and state deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $7.2 million remaining as of December 31, 2024, which is included in other long-term liabilities on the Company's consolidated balance sheet. The overall change in valuation allowance for December 31, 2024 and 2023 was an increase of $243.0 million and an increase of $46.5 million, respectively.
Activity associated with the Company's valuation allowance is as follows:

	December 31,
(In thousands)	2024	2023	2022
Balance as of January 1,	$(465,832)	$(419,356)	$(262,238)
Valuation allowances established	(241,849)	(44,759)	(159,919)
Changes to existing valuation allowances	(1,107)	(1,242)	2,780
Acquisition and purchase accounting	—	(475)	21
Balance as of December 31,	$(708,788)	$(465,832)	$(419,356)
The effective tax rate differs from the statutory tax rate due to the following:

	December 31,
	2024	2023	2022
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State taxes	3.0	3.9	3.9
Federal and state tax rate changes	—	1.1	(0.2)
Foreign tax rate differential	0.1	—	(0.1)
Research and development tax credits	1.6	7.6	2.3
Stock-based compensation expense	(1.0)	(4.4)	(2.0)
Non-deductible executive compensation	(0.5)	(3.5)	(0.4)
Loss on extinguishment - convertible debt	—	(0.7)	—
Other adjustments	(0.1)	(2.5)	1.2
Valuation allowance	(23.5)	(23.7)	(24.4)
Effective tax rate	0.6%	(1.2)%	1.3%
For the year ended December 31, 2024, the Company recognized an income tax benefit, representing an effective tax rate of 0.6%. The difference between the expected statutory federal tax rate of 21.0% and the effective tax rate of 0.6% for the year ended December 31, 2024, was primarily attributable to the valuation allowance established against the Company's current period losses.
For the year ended December 31, 2023, the Company recognized an income tax expense, representing an effective tax rate of (1.2)%. The difference between the expected statutory federal tax rate of 21.0% and the effective tax rate of (1.2)% for the year ended December 31, 2023, was primarily attributable to the valuation allowance established against the Company's current period losses.
For the year ended December 31, 2022, the Company recognized an income tax benefit, representing an effective tax rate of 1.3%. The difference between the expected statutory federal tax rate of 21.0% and the effective tax rate of 1.3% for the year ended December 31, 2022, was primarily attributable to the valuation allowance established against the Company's current period losses.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The Company had unrecognized tax benefits related to federal and state research and development tax credits of $43.3 million, $36.4 million, and $28.3 million as of December 31, 2024, 2023, and 2022, respectively. These amounts have been recorded as a reduction to the Company's deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
The following is a tabular reconciliation of the amounts of unrecognized tax benefits:

	December 31,
(In thousands)	2024	2023	2022
January 1,	$36,399	$28,270	$21,780
Increase due to current year tax positions	7,322	7,447	5,861
Increase due to prior year tax positions	—	1,108	629
Decrease due to prior year tax positions	(377)	(426)	—
December 31,	$43,344	$36,399	$28,270
As of December 31, 2024, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2024, and to state income tax examinations for the tax years 2004 through 2024. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2024, 2023, and 2022.
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
(21) SUBSEQUENT EVENTS
Revolving Credit Agreement
On January 13, 2025, the Company entered into a senior secured revolving credit agreement (the "Revolving Credit Agreement") with JPMorgan Chase Bank, (the "Agent"), which replaces the Company's previous Revolver with PNC dated as of November 5, 2021. The Revolving Credit Agreement permits a maximum borrowing in the amount of $500.0 million on a revolving basis, including a letter of credit sublimit. Up to $50.0 million of borrowings may be made, at the Company's election, in Euros, Swiss Francs, Japanese Yen and Pounds Sterling, or any additional foreign currencies determined by mutual agreement of the parties. The Revolving Credit Agreement will be used for working capital and other general corporate purposes. The Revolving Credit Agreement matures on the earlier of January 13, 2028 and the date that is 91 days prior to the maturity date of indebtedness of the Company and any restricted subsidiary in the event that the aggregate outstanding principal amount of such maturing indebtedness equals or exceeds $300.0 million. The Revolving Credit Agreement also provides for uncommitted incremental facilities in an amount up to $200.0 million plus an unlimited additional amount so long as the Company is in compliance with certain financial covenants.
Outstanding revolving loans denominated in U.S. dollars under the Revolving Credit Agreement will bear interest at a floating rate of either (A) Term SOFR plus 0.10% (subject to a 0.00% floor) plus the applicable rate (“Applicable Rate”) or (B) a base rate (subject to a 1.00% per annum floor) plus the Applicable Rate, as elected by the Company. Revolving loans denominated in foreign currencies will bear interest at floating reference rates plus the Applicable Rate. The Applicable Rate means (A) in the case of U.S. dollar base rate loans, a margin ranging from 1.50% to 2.00% per annum, depending on the Company's consolidated secured gross leverage ratio, and (B) in the case of U.S. dollar Term SOFR loans and all foreign

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
currency loans, a margin ranging from 2.5% to 3.00% per annum, depending on the Company's consolidated secured gross leverage ratio.
2025 Notes Settlement
Upon maturity of the 2025 Notes on January 15, 2025, the Company made a cash payment of $250.4 million in settlement of the total principal of the 2025 Notes and accrued interest that was previously outstanding as of December 31, 2024. Refer to Note 10 for further discussion of the 2025 Notes.
(22) QUARTERLY RESULTS OF OPERATIONS
The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters ended December 31, 2024 and 2023. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and contains all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the unaudited quarterly results for the periods presented. The quarterly data should be read in conjunction with the Company’s audited consolidated financial statements and the notes to the consolidated financial statements appearing elsewhere in this Form 10-K.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(Amounts in thousands, except per share data)
2024
Revenue	$637,524	$699,264	$708,655	$713,424
Cost of sales (1)	191,201	210,948	217,170	220,831
Gross profit	446,323	488,316	491,485	492,593
Operating expenses:
Research and development (1)	110,869	121,145	101,487	97,709
Sales and marketing (1) (2)	217,780	211,552	220,264	244,529
General and administrative (1) (2)	219,652	177,524	193,539	191,110
Impairment of long-lived and indefinite-lived assets	4,446	8,152	18,698	838,164
Other operating income (loss)	(268)	3,800	3,100	2,568
Loss from operations	(106,692)	(26,257)	(39,403)	(876,351)
Other income (expense)	(1,730)	11,912	1,975	385
Income tax benefit (expense)	(1,806)	(1,463)	(808)	11,381
Net loss	$(110,228)	$(15,808)	$(38,236)	$(864,585)
Net loss per share—basic and diluted	$(0.60)	$(0.09)	$(0.21)	$(4.67)
Weighted average common shares outstanding—basic and diluted	182,350	184,313	184,795	185,312
2023
Revenue	$602,450	$622,093	$628,338	$646,885
Cost of sales (1)	177,584	177,709	189,307	192,964
Gross profit	424,866	444,384	439,031	453,921
Operating expenses:
Research and development (1)	95,680	104,356	111,707	115,184
Sales and marketing (1) (2)	212,015	201,028	198,172	216,590
General and administrative (1) (2)	194,193	215,377	194,330	196,388
Impairment of long-lived and indefinite-lived assets	69	552	—	—
Other operating income (loss)	—	—	72,027	6,400
Loss from operations	(77,091)	(76,929)	6,849	(67,841)
Other income (expense)	4,597	(2,990)	(5,806)	17,465
Income tax benefit (expense)	(1,657)	(1,107)	(249)	610
Net income (loss)	$(74,151)	$(81,026)	$794	$(49,766)
Net income (loss) per share—basic	$(0.42)	$(0.45)	$0.00	$(0.27)
Net income (loss) per share—diluted	$(0.42)	$(0.45)	$0.00	$(0.27)
Weighted average common shares outstanding—basic	178,574	180,204	180,649	181,114
Weighted average common shares outstanding—diluted	178,574	180,204	184,075	181,114
_________________________________
(1) Amortization of acquired intangible assets, which was previously presented as a separate line item on the Company’s consolidated statements of operations, is now presented within the line item each intangible asset relates to within cost of sales, research and development, sales and marketing, and general and administrative expenses. Cost of sales is inclusive of amortization of acquired intangible assets of $21.1 million, $21.1 million, and $21.1 million for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively, and $20.7 million, $20.7 million, $20.8 million, and $21.1 million for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023, respectively. Amortization of acquired intangible assets included within research and development, sales and marketing, and general and administrative expenses were not significant for the quarterly periods presented.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(2) Certain general and administrative expenses have been reclassified to sales and marketing expenses related to customer care and customer experience. Sales and marketing expenses is inclusive of $23.5 million, $24.4 million, and $23.7 million for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024, respectively, which was previously included in general and administrative expenses. Sales and marketing expenses is inclusive of $23.1 million, $22.6 million, $23.1 million, and $24.2 million for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023, respectively, which was previously included in general and administrative expenses.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with accountants on accounting or financial disclosure matters.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, management, including our principal executive officer and principal financial officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On November 25, 2024, Katherine Zanotti, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement for the sale of up to 14,178 shares of our common stock. The arrangement’s expiration date is February 27, 2026, subject to early termination for certain specified events set forth in the arrangement.
On November 27, 2024, Sarah Condella, our Executive Vice President, Human Resources, adopted a Rule 10b5-1 trading arrangement for (i) the disposition of $50,000 in shares of our common stock in the form of a charitable gift and (ii) the sale of up to 14,000 shares of our common stock. The arrangement’s expiration date is October 1, 2025, subject to early termination for certain specified events set forth in the arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2025 Annual Meeting of Stockholders: "Information Concerning Directors and Nominees for Director," "Information Concerning Executive Officers," "Nominees for Election as Directors and Continuing Directors," "Section 16(a) Reports," "Corporate Governance Principles, Board Matters, and Non-Employee Director Compensation," and "Our Board of Directors and its Committees."
Item 11. Executive Compensation
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2025 Annual Meeting of Stockholders: "Compensation and Other Information Concerning Named Executive Officers," "Corporate Governance Principles, Board Matters, and Non-Employee Director Compensation," "Executive Compensation Tables," "Our Board of Directors and its Committees," "Report of The Human Capital Committee," and "CEO Pay Ratio."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2025 Annual Meeting of Stockholders: "Equity Compensation Plan Information," and "Securities Ownership of Certain Beneficial Owners and Management."
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2025 Annual Meeting of Stockholders: "Certain Relationships and Related Transactions" and "Corporate Governance Principles, Board Matters, and Non-Employee Director Compensation."
Item 14. Principal Accountant Fees and Services
The information required under this item is incorporated by reference to the following sections of our proxy statement for our 2025 Annual Meeting of Stockholders: "Independent Registered Public Accounting Firm" and "Pre-Approval Policies and Procedures."

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

4.4
Third Supplemental Indenture, dated February 27, 2020, by and between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee (including the form of 0.3750% Convertible Senior Notes due 2028)
		8-K (Exhibit 4.2)	2/27/2020	001-35092

4.5
Fourth Supplemental Indenture, dated March 1, 2023, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as Trustee (including the form of 2.00% Convertible Senior Notes due 2030)
		8-K (Exhibit 4.2)	3/1/2023	001-35092

4.6	Fifth Supplemental Indenture, dated April 17, 2024, between the Company and U.S. Bank National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031)	8-K (Exhibit 4.2)	4/17/2024	001-35092

4.7	Description of Common Stock	10-K (Exhibit 4.6)	2/16/2021	001-35092

Lease Agreements

10.1	Second Amended and Restated Lease Agreement, dated September 28, 2018, by and between University Research Park Incorporated and the Registrant	10-K (Exhibit 10.1)	2/21/2019	001-35092

10.2	Lease Agreement, dated June 25, 2013, by and between Tech Building I, LLC and Exact Sciences Laboratories, Inc.	10-Q (Exhibit 10.2)	8/2/2013	001-35092

10.3	Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.3)	2/21/2020	001-35092

10.4	First Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.4)	2/21/2020	001-35092

10.5	Lease Agreement, dated September 23, 2005, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.5)	2/21/2020	001-35092

10.6	First Amendment to Lease Agreement, dated September 5, 2006, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.6)	2/21/2020	001-35092

10.7	Second Amendment to Lease Agreement, dated November 30, 2010, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.7)	2/21/2020	001-35092

10.8	Third Amendment to Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.8)	2/21/2020	001-35092

10.9	Fourth Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.9)	2/21/2020	001-35092

Agreements with Executive Officers and Directors

10.10*	Employment Agreement, dated March 18, 2009, by and between Kevin T. Conroy and the Registrant	8-K (Exhibit 10.1)	3/18/2009	000-32179

10.11*	Employment Agreement, dated November 8, 2016, by and between Jeffrey T. Elliott and the Registrant	10-K (Exhibit 10.9)	2/21/2017	001-35092

10.12*	Employment Agreement, dated February 18, 2019, by and between Jacob Orville and the Registrant	10-K (Exhibit 10.17)	2/21/2020	001-35092

10.13*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Jake Orville and the Registrant	10-Q (Exhibit 10.2)	11/5/2024	001-35092

10.14*	Employment Agreement, dated August 22, 2017 by and between Sarah Condella and the Registrant	10-K (Exhibit 10.16)	2/16/2021	001-35092

10.15*	Employment Agreement, dated September 2, 2022, by and between Brian Baranick and the Registrant	10-Q (Exhibit 10.1)	11/3/2022	001-35092

10.16*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Brian Baranick and the Registrant	10-Q (Exhibit 10.3)	11/5/2024	001-35092

10.17*	Employment Agreement, dated April 15, 2024, by and between Aaron Bloomer and the Registrant	10-Q (Exhibit 10.1)	5/8/2024	001-35092

10.18*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Aaron Bloomer and the Registrant	10-Q (Exhibit 10.1)	11/5/2024	001-35092

Equity Compensation Plans and Policies

10.19*	The Registrant’s 2016 Inducement Award Plan	10-Q (Exhibit 10.3)	5/3/2016	001-35092

10.20*	The Registrant’s 2016 Inducement Award Plan Form Restricted Stock Unit Award Agreement		S-8 (Exhibit 4.7)	5/3/2016	333-211099

10.21*	The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017)		10-Q (Exhibit 10.1)	10/30/2017	001-35092

10.22*	The Registrant’s Executive Deferred Compensation Plan dated January 1, 2019		10-K (Exhibit 10.22)	2/21/2019	001-35092

10.23*	The Registrant's 2019 Omnibus Long-Term Incentive Plan		S-8 (Exhibit 4.4)	7/31/2019	333-23916

10.24*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement		10-Q (Exhibit 10.2)	8/1/2023	001-35092

10.25*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement		10-Q (Exhibit 10.3)	8/1/2023	001-35092

10.26*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Award Agreement		10-Q (Exhibit 10.4)	8/1/2023	001-35092

10.27*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Deferred Stock Unit Award Agreement		10-Q (Exhibit 10.5)	8/1/2023	001-35092

10.28*	Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended		S-8 (Exhibit 4.4)	11/8/2019	333-234608

10.29*	Thrive Earlier Detection Corp. 2019 Stock Option and Grant Plan		S-8 (Exhibit 4.6)	1/5/2021	333-251900

10.30*	The Registrant's Non-Employee Director Compensation Policy dated January 29, 2025	X

10.31*	Amendment No. 1 to the Registrant's 2019 Omnibus Long-Term Incentive Plan		8-K (Exhibit 10.1)	6/9/2022	001-35092

10.32*	Amendment No. 2 to the Registrant's 2019 Omnibus Long-Term Incentive Plan		8-K (Exhibit 10.1)	6/12/2023	001-35092

10.33*	The Registrant's 2010 Employee Stock Purchase Plan (as amended and restated July 31, 2024)		10-Q (Exhibit 10.5)	11/5/2024	001-35092

10.34*	The Registrant's Equity Award, Death, Disability and Retirement Policy		10-K (Exhibit 10.33)	2/21/2024	001-35092

10.35*	The Registrant's Executive Officer Perquisite Policy	X

Other

10.36**	Technology License Agreement dated as of October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.39)	3/12/2010	000-32179

10.37**	Amendment dated December 7, 2012 to Technology License Agreement dated October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.37)	3/1/2013	001-35092

10.38**	Second Amended and Restated License Agreement dated effective January 31, 2020, by and between the Registrant and Mayo Foundation for Medical Education and Research		10-Q (Exhibit 10.1)	10/27/2020	001-35092

10.39
Credit Agreement dated as of January 13, 2025 by and among Exact Sciences Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and PNC Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners
			8-K (Exhibit 10.1)	1/13/2025	001-35092

19	Insider Trading Policy	X

21	Subsidiaries of the Registrant	X

23.1	Consent of PricewaterhouseCoopers, LLP	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Incentive-Based Compensation Recovery Policy		10-K (Exhibit 97)	2/21/2024	001-35092

101
The following materials from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 19, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 19, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”)
X
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

EXACT SCIENCES CORPORATION

Date: February 19, 2025	By:	/s/ Kevin T. Conroy
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

Name	Title	Date
s/ Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 19, 2025
Kevin T. Conroy

/s/ Aaron Bloomer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2025
Aaron Bloomer

/s/ Mike Barber	Director	February 19, 2025
Mike Barber

/s/ Paul Clancy	Director	February 19, 2025
Paul Clancy

/s/ D. Scott Coward	Director	February 19, 2025
D. Scott Coward

/s/ James E. Doyle	Lead Independent Director	February 19, 2025
James E. Doyle

/s/ Daniel J. Levangie	Director	February 19, 2025
Daniel J. Levangie

/s/ Shacey Petrovic	Director	February 19, 2025
Shacey Petrovic

/s/ Kim Popovits	Director	February 19, 2025
Kim Popovits

/s/ Kathleen Sebelius	Director	February 19, 2025
Kathleen Sebelius

/s/ Katherine S. Zanotti	Director	February 19, 2025
Katherine S. Zanotti