Form 10-Q
period 2025-03-31
EXACT SCIENCES CORP
filed 2025-05-01
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 188,637,673 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$347,127	$600,889
Marketable securities	439,048	437,137
Accounts receivable, net	279,800	248,968
Inventory	176,574	162,383
Prepaid expenses and other current assets	127,792	122,046
Total current assets	1,370,341	1,571,423
Long-term Assets:
Property, plant and equipment, net	697,907	693,673
Operating lease right-of-use assets	126,659	116,952
Goodwill	2,367,111	2,366,676
Intangible assets, net	988,873	1,009,693
Other long-term assets, net	160,182	169,722
Total assets	$5,711,073	$5,928,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$142,175	$89,572
Accrued liabilities	295,137	328,292
Operating lease liabilities, current portion	29,808	27,405
Convertible notes, net, current portion	—	249,153
Other current liabilities	35,345	37,765
Total current liabilities	502,465	732,187
Long-term liabilities:
Convertible notes, net, less current portion	2,322,574	2,321,067
Other long-term liabilities	320,225	315,503
Operating lease liabilities, less current portion	168,902	157,133
Total liabilities	3,314,166	3,525,890
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—188,594,669 and 185,616,438 shares at March 31, 2025 and December 31, 2024	1,887	1,857
Additional paid-in capital	6,993,254	6,899,368
Accumulated other comprehensive income (loss)	1,013	(944)
Accumulated deficit	(4,599,247)	(4,498,032)
Total stockholders’ equity	2,396,907	2,402,249
Total liabilities and stockholders’ equity	$5,711,073	$5,928,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$706,785	$637,524

Cost of sales	206,238	191,201
Gross profit	500,547	446,323

Operating expenses
Research and development	105,310	110,869
Sales and marketing	264,310	217,780
General and administrative	220,686	219,652
Impairment of long-lived and indefinite-lived assets	6,251	4,446
Total operating expenses	596,557	552,747

Other operating loss	—	(268)
Loss from operations	(96,010)	(106,692)

Other income (expense)
Investment income, net	4,997	6,213
Interest expense	(9,978)	(7,943)
Total other income (expense)	(4,981)	(1,730)

Net loss before tax	(100,991)	(108,422)

Income tax expense	(224)	(1,806)

Net loss	$(101,215)	$(110,228)

Net loss per share—basic and diluted	$(0.54)	$(0.60)

Weighted average common shares outstanding—basic and diluted	186,813	182,350
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(101,215)	$(110,228)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	602	(787)
Foreign currency adjustment	1,355	(1,140)
Comprehensive loss	$(99,258)	$(112,155)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2025	185,616,438	$1,857	$6,899,368	$(944)	$(4,498,032)	$2,402,249
Exercise of common stock options, net of shares withheld for taxes	35,349	—	(422)	—	—	(422)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	2,149,825	22	(4,245)	—	—	(4,223)
Issuance of common stock to fund the Company’s 2024 401(k) match	793,057	8	43,935	—	—	43,943
Stock-based compensation expense	—	—	54,618	—	—	54,618
Net loss	—	—	—	—	(101,215)	(101,215)
Other comprehensive income	—	—	—	1,957	—	1,957
Balance, March 31, 2025	188,594,669	$1,887	$6,993,254	$1,013	$(4,599,247)	$2,396,907

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2024	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options, net of shares withheld for taxes	71,537	1	(1,409)	—	—	(1,408)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,792,087	17	(61)	—	—	(44)
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Stock-based compensation expense	—	—	60,370	—	—	60,370
Net loss	—	—	—	—	(110,228)	(110,228)
Other comprehensive loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2024	183,845,188	$1,839	$6,710,681	$(499)	$(3,579,403)	$3,132,618
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(101,215)	$(110,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	29,960	30,632
Loss on non-marketable and marketable equity securities	2,900	2,418
Deferred tax expense (benefit)	(1,007)	1,797
Stock-based compensation	54,618	60,370
Amortization of acquired intangible assets	24,101	23,311
Impairment of long-lived and indefinite-lived assets	6,251	4,446
Loss on contingent consideration from sale of asset	—	268
Remeasurement of contingent consideration liabilities	8,287	5,603
Non-cash lease expense	6,753	7,052
Other	2,001	229
Changes in assets and liabilities:
Accounts receivable, net	(30,072)	(37,536)
Inventory, net	(14,175)	(1,065)
Operating lease liabilities	(6,575)	(6,603)
Accounts payable and accrued liabilities	58,633	(53,515)
Other assets	(3,837)	(6,586)
Other liabilities	(5,814)	(2,904)
Net cash provided by (used in) operating activities	30,809	(82,311)
Cash flows from investing activities:
Purchases of marketable securities	(80,315)	(177,325)
Maturities and sales of marketable securities	77,557	43,978
Purchases of property, plant and equipment	(31,174)	(37,649)
Other investing activities	(505)	(442)
Net cash used in investing activities	(34,437)	(171,438)
Cash flows from financing activities:
Payments on settlement of convertible notes	(249,172)	—
Proceeds from exercise of common stock options, net of cash paid for taxes	(422)	(1,408)
Other financing activities	(6,577)	(1,594)
Net cash used in financing activities	(256,171)	(3,002)
Effects of exchange rate changes on cash and cash equivalents	290	(1,140)
Net decrease in cash, cash equivalents and restricted cash	(259,509)	(257,891)
Cash, cash equivalents and restricted cash, beginning of period	606,636	609,675
Cash, cash equivalents and restricted cash, end of period	$347,127	$351,784

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Issuance of 793,057 and 617,384 shares of common stock to fund the Company’s 401(k) matching contribution for 2024 and 2023, respectively	$43,943	$40,550
Property, plant and equipment acquired but not paid	$17,523	$17,654
Supplemental disclosure of cash flow information:
Interest paid	$9,473	$10,789
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$347,127	$347,487
Restricted cash — included in other long-term assets, net	—	4,297
Total cash, cash equivalents and restricted cash	$347,127	$351,784
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
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements, which include the accounts of the Company and those of its wholly owned subsidiaries and variable interest entities, are unaudited and have been prepared on a basis substantially consistent with the Company’s audited financial statements and notes as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K (the “2024 Form 10-K”). All intercompany transactions and balances have been eliminated upon consolidation. These condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States of America (“U.S.”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair statement of its financial position, operating results and cash flows for the periods presented. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements, but does not contain all of the footnote disclosures from the 2024 Form 10-K. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. The statements should be read in conjunction with the audited financial statements and related notes included in the 2024 Form 10-K.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management, and actual results could differ from those estimates. These estimates include revenue recognition, valuation of intangible assets and goodwill, contingent consideration, and accounting for income taxes. The Company’s critical accounting policies and estimates are explained further in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q and the 2024 Form 10-K.
Significant Accounting Policies
During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s 2024 Form 10-K, except as described in the Recently Adopted Accounting Pronouncements sections below.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.
Amortization of acquired intangible assets, which was previously presented as a separate line item on the Company’s condensed consolidated statements of operations, is now presented within the line item each intangible asset relates to within cost of sales, research and development, sales and marketing, and general and administrative expenses. The following amounts of amortization of acquired intangible assets for the three months ended March 31, 2024 have been reclassified to conform to current year presentation: $21.1 million in cost of sales, $0.3 million in research and development, $1.9 million in sales and marketing, and an insignificant amount in general and administrative expenses. Due to the reclassification related to cost of sales, the Company is now presenting gross profit on the Company's condensed consolidated statements of operations.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Certain general and administrative expenses totaling $23.5 million for the three months ended March 31, 2024 have been reclassified to sales and marketing expenses to conform to current year presentation. The amounts reclassified are related to customer care and customer experience.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The company did not adopt any accounting standards updates (“ASU”) released by the Financial Accounting Standards Board (“FASB”) in the first quarter of 2025.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements and expects to adopt this guidance in the 2025 Annual Report on Form 10-K.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	Three Months Ended March 31,
(In thousands)	2025	2024
Shares issuable upon conversion of convertible notes	23,223	23,231
Shares issuable upon the release of restricted stock awards	8,410	8,036
Shares issuable upon the release of performance share units	2,637	2,206
Shares issuable upon exercise of stock options	892	1,139
	35,162	34,612

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2025	2024
Screening
Medicare Parts B & C	$201,682	$173,790
Commercial	284,233	254,143
Other	54,092	46,865
Total Screening	540,007	474,798
Precision Oncology
Medicare Parts B & C	$46,207	$48,050
Commercial	48,270	46,700
International	51,588	44,533
Other	20,713	23,443
Total Precision Oncology	166,778	162,726
Total	$706,785	$637,524
Screening revenue primarily includes laboratory service revenue from Cologuard and Prevention Genetics, LLC tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not significant as of March 31, 2025 and December 31, 2024.
Revenue recognized for the three months ended March 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the period was not significant.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents
Cash and money market	$341,013	$595,548
Cash equivalents	6,114	5,341
Total cash and cash equivalents	347,127	600,889
Marketable securities
Available-for-sale debt securities	$435,582	$431,165
Equity securities	3,466	5,972
Total marketable securities	439,048	437,137
Total cash, cash equivalents and marketable securities	$786,175	$1,038,026
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at March 31, 2025, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (1)	Losses in Accumulated Other Comprehensive Income (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$6,114	$—	$—	$6,114
Total cash equivalents	6,114	—	—	6,114
Marketable securities
Corporate bonds	$211,627	$1,222	$(58)	$212,791
U.S. government agency securities	153,663	366	(82)	153,947
Asset backed securities	68,714	155	(25)	68,844
Total marketable securities	434,004	1,743	(165)	435,582
Total available-for-sale debt securities	$440,118	$1,743	$(165)	$441,696
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (“AOCI”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2024, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (1)	Losses in Accumulated Other Comprehensive Income (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$5,341	$—	$—	$5,341
Total cash equivalents	5,341	—	—	5,341
Marketable securities
Corporate bonds	$206,063	$932	$(121)	$206,874
U.S. government agency securities	140,992	160	(200)	140,952
Asset backed securities	83,134	256	(51)	83,339
Total marketable securities	430,189	1,348	(372)	431,165
Total available-for-sale debt securities	$435,530	$1,348	$(372)	$436,506
______________
(1)There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at March 31, 2025:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$6,114	$6,114	$—	$—
Total cash equivalents	6,114	6,114	—	—
Marketable securities
Corporate bonds	$58,682	$58,869	$152,945	$153,922
U.S. government agency securities	54,820	54,867	98,843	99,080
Asset backed securities	8,898	8,909	59,816	59,935
Total marketable securities	122,400	122,645	311,604	312,937
Total available-for-sale securities	$128,514	$128,759	$311,604	$312,937
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of March 31, 2025 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
U.S. government agency securities	$38,474	$(82)	$—	$—	$38,474	$(82)
Corporate bonds	17,315	(58)	—	—	17,315	(58)
Asset backed securities	7,786	(18)	1,411	(7)	9,197	(25)
Total available-for-sale securities	$63,575	$(158)	$1,411	$(7)	$64,986	$(165)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of March 31, 2025 and December 31, 2024 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not significant for the three months ended March 31, 2025 and 2024.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Raw materials	$68,112	$69,730
Semi-finished and finished goods	108,462	92,653
Total inventory	$176,574	$162,383

(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	March 31, 2025	December 31, 2024
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	240,944	227,885
Land improvements	15 years	6,747	6,747
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	214,169	206,460
Machinery and equipment	3 - 10 years	350,010	339,421
Furniture and fixtures	3 - 10 years	37,236	37,176
Assets under construction	n/a	84,330	89,065
Property, plant and equipment, at cost		1,228,929	1,202,247
Accumulated depreciation		(531,022)	(508,574)
Property, plant and equipment, net		$697,907	$693,673
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended March 31, 2025 and 2024 was $30.0 million and $30.6 million, respectively.
At March 31, 2025, the Company had $84.3 million of assets under construction, which consisted of $50.5 million in machinery and equipment, $18.6 million in leasehold and building improvements, and $15.2 million in capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of March 31, 2025:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at March 31, 2025
Finite-lived intangible assets
Trade name	10.6	$104,000	$(36,965)	$67,035
Customer relationships	5.8	4,000	(1,444)	2,556
Patents and licenses	9.3	59,492	(14,116)	45,376
Acquired developed technology (1)	6.2	887,480	(433,574)	453,906
Total finite-lived intangible assets		1,054,972	(486,099)	568,873
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,474,972	$(486,099)	$988,873
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2024:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2024
Finite-lived intangible assets
Trade name	10.8	$104,000	$(35,153)	$68,847
Customer relationships	6.0	4,000	(1,333)	2,667
Patents and licenses	9.5	56,542	(12,963)	43,579
Acquired developed technology (1)	6.4	887,104	(412,504)	474,600
Total finite-lived intangible assets		1,051,646	(461,953)	589,693
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,471,646	$(461,953)	$1,009,693
______________
(1)The gross carrying amount includes an insignificant foreign currency translation adjustment related to the intangible asset acquired as a result of the acquisition of OmicEra Diagnostics GmbH (“OmicEra”).
As of March 31, 2025, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2025 (remaining nine months)	$72,490
2026	95,607
2027	95,607
2028	95,607
2029	89,484
Thereafter	120,078
$568,873

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
There were no impairment losses recorded on finite-lived intangible assets during the three months ended March 31, 2025 and 2024.
Goodwill
The change in the carrying amount of goodwill for the periods ended March 31, 2025 and December 31, 2024 is as follows:

(In thousands)
Balance, January 1, 2024	$2,367,120
Resolution Bioscience acquisition adjustments	225
Effects of changes in foreign currency exchange rates (1)	(669)
Balance, December 31, 2024	2,366,676
Effects of changes in foreign currency exchange rates (1)	435
Balance March 31, 2025	$2,367,111
______________
(1)Represents the impact of foreign currency translation related to the goodwill acquired as a result of the acquisition of OmicEra.
There were no impairment losses for the three months ended March 31, 2025 and 2024.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of March 31, 2025 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$341,013	$341,013	$—	$—
U.S. government agency securities	6,114	—	6,114	—
Marketable securities
Corporate bonds	$212,791	$—	$212,791	$—
U.S. government agency securities	153,947	—	153,947	—
Asset backed securities	68,844	—	68,844	—
Equity securities	3,466	3,466	—	—
Non-marketable securities (2)	$622	$—	$—	$622
Liabilities
Contingent consideration	$(290,499)	$—	$—	$(290,499)
Total	$496,298	$344,479	$441,696	$(289,877)
The following table presents the Company’s fair value measurements as of December 31, 2024 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents and restricted cash
Cash and money market	$595,548	$595,548	$—	$—
Restricted cash (1)	5,747	5,747	—	—
U.S. government agency securities	5,341	—	5,341	—
Marketable securities
Corporate bonds	$206,874	$—	$206,874	$—
U.S. government agency securities	140,952	—	140,952	—
Asset backed securities	83,339	—	83,339	—
Equity securities	5,972	5,972	—	—
Non-marketable securities (2)	$796	$—	$—	$796
Liabilities
Contingent consideration	$(282,212)	$—	$—	$(282,212)
Total	$762,357	$607,267	$436,506	$(281,416)
_________________________________
(1)Restricted cash primarily represents cash held by a third-party financial institution as part of a cash collateral agreement related to the Company’s credit card program. The restrictions will lapse upon the termination of the agreements or the removal of the cash collateral requirement by the third-parties.
(2)The Company has elected the fair value option under the income approach to measure certain Level 3 non-marketable securities. Gains and losses recorded on non-marketable securities are included in investment income, net in the condensed consolidated statement of operations. The activity in the non-marketable securities held during the three months ended March 31, 2025 was not significant.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There have been no material changes in valuation techniques or transfers between fair value measurement levels during the three months ended March 31, 2025. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $290.5 million and $282.2 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, $20.0 million was included in other current liabilities and $270.5 million was included in other long-term liabilities in the condensed consolidated balance sheet. As of December 31, 2024, $19.7 million was included in other current liabilities and $262.5 million was included in other long-term liabilities in the condensed consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended March 31,
(In thousands)	2025	2024
Beginning balance	$282,212	$288,657
Changes in fair value (1)	8,287	5,603
Ending balance	$290,499	$294,260
______________
(1)The change in fair value of the contingent consideration liability is included in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive Earlier Detection Corporation (“Thrive”) and Ashion Analytics, LLC (“Ashion”) related to regulatory and product development milestones was $290.5 million and $282.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company estimates the fair value of the contingent consideration liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% as of March 31, 2025 and December 31, 2024, and a weighted average present-value factor of 6.0% and 6.2% as of March 31, 2025 and December 31, 2024, respectively. The projected fiscal year of payment range associated with the regulatory and development milestones related to the Company’s acquisition of Thrive is from 2030 to 2031. In April 2025, the Company made a payment of $20.0 million in settlement of the development milestone related to the Company’s acquisition of Ashion, which was accrued as of March 31, 2025. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Marketable Equity Securities
Non-marketable equity securities without readily determinable fair values, which are classified as a component of other long-term assets, net, had the following cumulative upward and downward adjustments and aggregate carrying amounts:

(In thousands)	March 31, 2025	March 31, 2024
Cumulative upward adjustments (1)	$5,102	$5,100
Cumulative downward adjustments and impairments (2)	(16,850)	(15,100)
Aggregate carrying value (3)	50,448	45,968
_________________________________
(1)    There were no material upward adjustments recorded on non-marketable equity securities held for the three months ended March 31, 2025 and 2024.
(2)    There were no material downward adjustments or impairments recorded on non-marketable equity securities held for the three months ended March 31, 2025 and 2024, respectively.
(3)    The aggregate carrying value of non-marketable equity securities was $50.4 million as of December 31, 2024.
There were no material realized gains or losses recorded during the three months ended March 31, 2025 and 2024.
The Company has committed capital to venture capital investment funds of $18.0 million, of which $10.4 million remains callable through 2033 as of March 31, 2025. The aggregate carrying amount of these funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, was $7.9 million and $7.5 million as of March 31, 2025 and December 31, 2024, respectively. Gains and losses recorded on these funds were not significant for the three months ended March 31, 2025 and 2024.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of March 31, 2025 and December 31, 2024 the Company had open foreign currency forward contracts with notional amounts of $48.6 million and $44.2 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at March 31, 2025 and December 31, 2024 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of March 31, 2025. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the three months ended March 31, 2025 and 2024.
(8) LONG-TERM DEBT
Revolving Credit Agreement
On January 13, 2025, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders. The Revolving Credit Agreement replaced the Company’s previous revolving loan agreement dated as of November 5, 2021.
Borrowings under the Revolving Credit Agreement are permitted up to a maximum amount of $500.0 million on a revolving basis. In addition, the Company may request, in lieu of cash advances, letters of credit with an aggregate stated amount outstanding not to exceed $20.0 million. Up to $50.0 million of borrowings may be made, at the Company’s election, in additional currencies. Borrowings under the Revolving Credit Agreement will be used for working capital and other general corporate purposes. The Revolving Credit Facility matures on the earlier to occur of January 13, 2028 and the date that is 91 days prior to the maturity date of indebtedness of the Company and any restricted subsidiary in the event that the aggregate outstanding principal amount of such maturing indebtedness equals or exceeds $300.0 million. The Revolving Credit

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Agreement also provides for uncommitted incremental facilities in an amount up to $200.0 million plus an unlimited additional amount so long as the Company is in compliance with certain financial covenants.
Outstanding revolving loans denominated in U.S. dollars under the Revolving Credit Agreement will bear interest at a floating rate of either (A) Term SOFR plus 0.10% (subject to a 0.00% floor) plus the Applicable Rate (as defined below) or (B) a base rate (subject to a 1.00% per annum floor) plus the Applicable Rate, as elected by the Company. Revolving loans denominated in foreign currencies will bear interest at floating reference rates described in the Revolving Credit Agreement plus the Applicable Rate. The Applicable Rate means (A) in the case of U.S. dollar base rate loans, a margin ranging from 1.50% to 2.00% per annum, depending on the Company's consolidated secured gross leverage ratio, and (B) in the case of U.S. dollar Term SOFR loans and all foreign currency loans, a margin ranging from 2.50% to 3.00% per annum, depending on the Company's consolidated secured gross leverage ratio.
The Company is required to pay customary fees for a credit facility of this size and type, including a commitment fee on the unused portion of the Revolving Credit Facility.
Certain of the Company's present and future subsidiaries (the “Subsidiary Guarantors”) guarantee the obligations under the Revolving Credit Agreement. The obligations under the Revolving Credit Agreement are secured by a first priority security interest in substantially all of the Company's and the Subsidiary Guarantors’ assets, subject to certain exceptions and exclusions. The Revolving Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants for credit facilities of this nature, including financial covenants. The Company must maintain a consolidated secured gross leverage ratio not to exceed 2.50 to 1.00 (subject to certain exceptions) and a consolidated interest charge coverage ratio not less than 3.00 to 1.00, in each case, of as of the last day of each fiscal quarter.
The Company has agreed to various financial covenants under the Revolving Credit Agreement, and as of March 31, 2025, the Company was in compliance with all covenants.
As of March 31, 2025, the Company had $5.8 million of issued and outstanding letters of credit under the Revolving Credit Agreement, which reduced the amount available for cash advances under the facility to $494.2 million. As of March 31, 2025, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Credit Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of March 31, 2025:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(12,982)	$607,727	$533,400	2
2030 Convertible Notes - 2.000%	572,993	(3,469)	569,524	538,092	2
2028 Convertible Notes - 0.375%	589,380	(4,567)	584,813	516,444	2
2027 Convertible Notes - 0.375%	563,822	(3,312)	560,510	520,182	2

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2024:

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
(2)The Company’s convertible notes due in 2025 (the “2025 Notes”) matured on January 15, 2025 and were included in convertible notes, net, current portion on the condensed consolidated balance sheet as of December 31, 2024. As discussed in further detail below, the 2025 Notes were settled in cash upon maturity in January 2025.
Issuances and Settlements
Upon maturity of the 2025 Notes on January 15, 2025, the Company made a cash payment of $250.4 million in settlement of the total principal of the 2025 Notes and accrued interest that was previously outstanding as of December 31, 2024.
In April 2024, the Company entered into a privately negotiated exchange and purchase agreement with certain holders of the Company’s convertible notes due in 2028 (“2028 Notes”). The Company issued $620.7 million aggregate principal amount of 1.75% Convertible Notes due in 2031 (the “2031 Notes” and, collectively with the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, the “Notes”) in exchange for $359.7 million of aggregate principal of 2028 Notes, and $266.8 million of cash after deducting underwriting discounts. The extinguishment resulted in a gain on settlement of convertible notes of $10.3 million, which was recorded in interest expense in the condensed consolidated statement of operations in the second quarter of 2024. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
It is the Company’s intent to settle all conversions through combination settlement. The initial conversion rate is 8.96, 8.21, 12.37, and 10.06 shares of common stock per $1,000 principal amount for the 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively, which is equivalent to an initial conversion price of approximately $111.66, $121.84, $80.83, and $99.36 per share of the Company’s common stock for the 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively. The 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes are potentially convertible into up to 5.0 million, 4.8 million, 7.1 million, and 6.2 million shares, respectively. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indentures filed at the time of the original offerings but will not be adjusted for accrued and unpaid interest. In addition, holders of the Notes who convert their Notes in connection with a “make-whole fundamental change” (as defined in the Indentures), will, under certain circumstances, be entitled to an increase in the conversion rate.
If the Company undergoes a “fundamental change” (as defined in the Indentures), holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest.
Based on the closing price of the Company’s common stock of $43.29 on March 31, 2025, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2031 Convertible Notes	$6,780
2030 Convertible Notes	4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended March 31,
(In thousands)	2025	2024
Debt issuance costs amortization	$1,159	$1,315
Debt discount amortization	367	25
Coupon interest expense	6,752	4,906
Total interest expense on convertible notes	$8,278	$6,246

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended March 31,
	2025	2024
2031 Convertible Notes	2.09%	—%
2030 Convertible Notes	2.12%	2.12%
2028 Convertible Notes	0.64%	0.64%
2027 Convertible Notes	0.67%	0.67%
2025 Convertible Notes	1.05%	1.18%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 1.96, 2.92, 4.92, and 6.04 years for the 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In September 2020, Mayo also agreed to make available certain personnel to provide such assistance through January 2025. In connection with this collaboration, the Company has incurred insignificant charges for the three months ended March 31, 2025 and 2024, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU intellectual property in the development and commercialization of certain of its products. The agreement terms would require the Company to pay single-digit sales-based royalties and up to $45.0 million in sales-based milestone payments for each JHU licensed product that reaches specified net sales levels. The Company will record the sales-based royalties once sales of licensed products have occurred and sales-based milestones once achievement is deemed probable. The Company recorded insignificant charges related to sales-based royalties during the three months ended March 31, 2025, and the Company has not incurred charges related to the achievement of any sales-based milestones as of March 31, 2025.
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
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The fair value of the termination payments as of the date of the Termination Agreements was $25.8 million, which was recorded as research and development expense in the condensed consolidated statement of operations in the second quarter of 2024. The remaining $1.8 million in expense is being recognized ratably through the date of the final payment in the second quarter of 2026. The Company has recorded a liability of $17.7 million representing the fair value of the remaining payments, of which $9.1 million is included in accrued liabilities and $8.6 million is included in other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2025. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of March 31, 2025.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Watchmaker Genomics, Inc.
In July 2023, the Company entered into a co-exclusive development and license agreement with Watchmaker Genomics, Inc. (“Watchmaker”) under which the Company granted Watchmaker a co-exclusive license to the non-bisulfite technology for the detection of methylated DNA and other epigenetic modifications (“TAPS”). TAPS is based on patents obtained by the Company through an exclusive license agreement with the Ludwig Institute for Cancer Research. Under the agreement, both parties have the right to use and develop TAPS for commercial purposes. The Company has the potential to receive up to $82.0 million in sales-based milestone payments and mid-single-digit royalties based on future Watchmaker net sales of licensed products including TAPS. Additionally, Watchmaker has the right to sublicense TAPS, and the Company has the potential to receive royalties based on future Watchmaker sublicense receipts. The Company has not received any sales-based milestone payments or royalties on Watchmaker net sales of licensed products, or royalties on Watchmaker sublicense receipts as of March 31, 2025.
TwinStrand Biosciences, Inc.
On July 1, 2024, the Company entered into an agreement with TwinStrand Biosciences, Inc. (“TwinStrand”), under which TwinStrand licensed to the Company intellectual property related to the error correction technology in next-generation sequencing. The Company’s rights are broadly exclusive with respect to cell-free nucleic acid sequencing, subject to certain non-exclusive relationships in the field. Under the license agreement, the Company made upfront payments to TwinStrand totaling $45.0 million in July 2024. The upfront payments were capitalized as a patent and license intangible asset in the condensed consolidated balance sheet, which is amortized through amortization of acquired intangible assets in the condensed consolidated statement of operations over its estimated useful life of 10 years. In addition, the Company agreed to pay TwinStrand a low-single-digit royalty on the Company’s net sales of certain licensed products and services. The Company will record the sales-based royalties once sales using relevant licensed products and services have occurred. The Company has not incurred charges related to the sales-based royalties as of March 31, 2025.

(11) STOCKHOLDERS’ EQUITY
Changes in Accumulated Other Comprehensive Income
The amounts recognized in AOCI for the three months ended March 31, 2025 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain on Securities (1)	AOCI
Balance at December 31, 2024	$(1,920)	$976	$(944)
Other comprehensive loss before reclassifications	1,355	695	2,050
Amounts reclassified from accumulated other comprehensive income	—	(93)	(93)
Net current period change in accumulated other comprehensive income	1,355	602	1,957
Balance at March 31, 2025	$(565)	$1,578	$1,013

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts recognized in AOCI for the three months ended March 31, 2024 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive income before reclassifications	(1,140)	(808)	(1,948)
Amounts reclassified from accumulated other comprehensive income	—	21	21
Net current period change in accumulated other comprehensive income	(1,140)	(787)	(1,927)
Balance at March 31, 2024	$234	$(733)	$(499)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the three months ended March 31, 2025 and 2024. The unrealized gain (loss) recorded on available-for-sale securities is a non-cash investing activity.
Amounts reclassified from AOCI for the three months ended March 31, 2025 and 2024 were as follows:

	Affected Line Item in the Statements of Operations	Three Months Ended March 31,
Details about AOCI Components (In thousands)		2025	2024
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$(93)	$21
Total reclassifications		$(93)	$21

(12) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the following plans for which awards were granted from or had awards outstanding in 2025: the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, and the 2010 Employee Stock Purchase Plan. These plans are collectively referred to as the “Stock Plans.”
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”) and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $54.6 million and $60.4 million in stock-based compensation expense during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, there was approximately $473.9 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.84 years.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2025	982,742	$53.60	3.1
Exercised	(84,278)	22.31
Forfeited	(6,482)	96.09
Outstanding, March 31, 2025	891,982	$56.24	3.1	$8,241
Vested and expected to vest, March 31, 2025	891,982	$56.24	3.1	$8,241
Exercisable, March 31, 2025	891,982	$56.24	3.1	$8,241
______________
(1)The total intrinsic value of options exercised, net of shares withheld for taxes, during the three months ended March 31, 2025 and 2024 was $2.2 million and $2.9 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and RSU activity is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2025	7,244,796	$63.18
Granted	3,454,747	51.22
Released (2)	(2,078,888)	70.59
Forfeited	(211,147)	58.51
Outstanding, March 31, 2025	8,409,508	$56.35
______________
(1)The weighted average grant date fair value of the RSUs granted during the three months ended March 31, 2024 was $57.64.
(2)The fair value of RSUs vested and converted to shares of the Company’s common stock was $147.3 million and $140.2 million during the three months ended March 31, 2025 and 2024, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of PSU activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2025	2,021,208	$75.86
Granted	1,262,507	59.44
Released (3)	(152,565)	88.24
Forfeited	(494,093)	85.30
Outstanding, March 31, 2025	2,637,057	$65.22
______________
(1)The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of March 31, 2025 was 1,131,919.
(2)The weighted average grant date fair value of the PSUs granted during the three months ended March 31, 2024 was $63.13.
(3)The fair value of PSUs vested and converted to shares of the Company’s common stock was $13.5 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively.
Employee Stock Purchase Plan
There were no shares issued under the 2010 Employee Stock Purchase Plan during the three months ended March 31, 2025 and 2024.
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,682	$9,771
Operating cash flows from finance leases	335	263
Finance cash flows from finance leases	1,924	1,336
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	16,409	9,019
Right-of-use assets obtained in exchange for new finance lease liabilities	—	9,006
Weighted-average remaining lease term - operating leases (in years)	7.47	7.10
Weighted-average remaining lease term - finance leases (in years)	2.79	3.17
Weighted-average discount rate - operating leases	6.53%	6.58%
Weighted-average discount rate - finance leases	6.69%	6.87%

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases are $126.7 million and $117.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of March 31, 2025, the Company has outstanding operating lease obligations of $198.7 million, of which $29.8 million is reported in operating lease liabilities, current portion and $168.9 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2024, the Company had outstanding operating lease obligations of $184.5 million, of which $27.4 million is reported in operating lease liabilities, current portion and $157.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of March 31, 2025 and December 31, 2024, the Company’s right-of-use assets from finance leases are $16.8 million and $19.8 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of March 31, 2025, the Company has outstanding finance lease obligations of $17.8 million, of which $6.8 million is reported in other current liabilities and $11.0 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2024, the Company had outstanding finance lease obligations of $21.0 million, of which $7.8 million is reported in other current liabilities and $13.2 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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
As of the date of this Quarterly Report on Form 10-Q, amounts accrued for legal proceedings and regulatory matters were not significant. However, it is possible that in a particular quarter or annual period the Company’s financial condition, results of operations, cash flow and/or liquidity could be materially adversely affected by an ultimate unfavorable resolution of, or development in, legal and/or regulatory proceedings, including as described below. Except for the proceedings discussed below, the Company believes that the ultimate outcome of any of the regulatory and legal proceedings that are currently pending against it should not have a material adverse effect on financial condition, results of operations, cash flow, or liquidity.
Intellectual Property Litigation Matters
In November 2023, the Company filed suit against Geneoscopy, Inc. (“Geneoscopy”) in the United States District Court for the District of Delaware, alleging that certain of Geneoscopy’s products infringe the ‘781 Patent and seeking unspecified monetary damages and injunctive relief (the “’781 Action”) and in January 2024, the Company amended the complaint, alleging that Geneoscopy has made false and misleading statements in the marketing and promotion of its product, in violation of the Lanham Act. In May 2024, the Company filed a second complaint against Geneoscopy alleging infringement of the Company’s U.S. Patent No. 11,970,746 (the “’746 Patent”), which has been consolidated with the ’781 Action. Geneoscopy filed counterclaims against the Company challenging the validity of the patents at issue and alleging breach of contract, misappropriation of trade secrets, unfair competition, and other violations of state and federal law seeking unspecified monetary damages and injunctive relief. On July 16, 2024, the Company filed a motion for preliminary injunction seeking an order prohibiting Geneoscopy from selling its infringing Colosense test in the United States, which the Court has taken under advisement.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Geneoscopy has petitioned the United States Patent and Trademark Office to institute an inter partes review (“IPR”) challenging the validity of the ‘781 Patent and the ‘746 Patent before the Patent Trial and Appeals Board (“PTAB”). The PTAB has instituted review for both patents and the Company intends to defend the validity of both patents. A final decision of the review of the ‘781 Patent will be made on or before July 26, 2025 and a final decision of the review of the ‘746 Patent will be made on or before February 14, 2026. On February 20, 2025, Geneoscopy filed a motion to stay the district court litigation pending IPR of the ‘781 and ‘746 Patents, which is fully briefed and pending before the Court.

(14) ACQUISITIONS AND DIVESTITURES
Divestitures
Oncotype DX Genomic Prostate Score Test
On August 2, 2022, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) with MDxHealth SA (“MDxHealth”), the Company completed the sale of the intellectual property and know-how related to the Company’s Oncotype DX Genomic Prostate Score test (“GPS test”). On August 23, 2023, the Company and MDxHealth executed the Second Amendment to the Asset Purchase Agreement (the “Second Amendment”). Under the Second Amendment, the Company agreed to allow MDxHealth to defer the 2023 contingent consideration payment by three years in exchange for additional consideration and more favorable contingent consideration terms, including elimination of the minimum revenue thresholds previously required to be met under the Asset Purchase Agreement. Refer to the Company’s 2024 Form 10-K for additional details on the agreements.
As of March 31, 2025 and December 31, 2024, a portion of the contingent consideration is classified as a contract asset. As of March 31, 2025 and December 31, 2024, the contract asset was $29.9 million and $25.9 million, respectively, which is included in other long-term assets, net on the condensed consolidated balance sheets. The contract asset was estimated using historical GPS test revenues by MDxHealth under the most likely amount method. As of March 31, 2025, the remaining consideration balance, which includes the amount earned during the 2023 and 2024 earnout years classified as a receivable, was $52.6 million, of which $28.0 million is included in prepaid expenses and other current assets and $24.6 million is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2024, the remaining consideration balance classified as a receivable, was $56.6 million, of which $27.9 million is included in prepaid expenses and other current assets and $28.7 million is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2024, the maximum contingent consideration of $82.5 million under the Second Amendment had been recognized, including an insignificant contingent consideration loss for the three months ended March 31, 2024, which is included in other operating loss in the condensed consolidated statement of operations. In April 2025, the Company received the cash payment of $28.0 million related to the 2024 earnout year, which was included in prepaid expenses and other current assets as of March 31, 2025.
(15) SEGMENT INFORMATION
The Company is managed as one operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services allowing healthcare providers and patients to make individualized treatment decisions. The accounting policies of the segment are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company's Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, monitors the Company's operating performance and makes decisions regarding allocation of resources to its operations at the consolidated level. The measure of segment profit or loss used by the CODM in assessing performance and deciding how to allocate resources is based on net loss. The CODM is regularly provided consolidated net loss to monitor budget versus actual results on a monthly basis to timely identify deviations from expected results, which is used in assessing performance and deciding where to reinvest profits and allocate resources predominantly in the annual budget and forecasting process. Significant segment expenses regularly provided to the CODM are those presented on the consolidated statement of operations. These significant segment expenses include cost of sales, research and development, sales and marketing, and general and administrative. Additional significant segment expenses that are not separately presented in the consolidated statement of operations include stock-based compensation, depreciation expense, and amortization of acquired intangible assets, which are presented in the consolidated statement of cash flows. Other segment items that are presented on the consolidated statements of operations include investment income (loss), net, interest expense, income tax benefit (expense), and non-recurring items such as impairment of long-lived and indefinite-lived assets, and other operating income (loss).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The measure of segment assets provided to and reviewed by the CODM is reported on the consolidated balance sheet as total assets. Long-lived assets located in countries outside the U.S. are not significant.
The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended March 31,
(In thousands)	2025	2024
United States	$655,197	$592,991
Outside of United States	51,588	44,533
Total revenues	$706,785	$637,524

(16) INCOME TAXES
The Company recorded income tax expense of $0.2 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively. The Company’s income tax expense recorded during the three months ended March 31, 2025 is primarily related to current foreign and state tax expense. A deferred tax liability of $6.2 million and $7.2 million was recorded as of March 31, 2025 and December 31, 2024, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $45.4 million and $43.3 million of unrecognized tax benefits at March 31, 2025 and December 31, 2024, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of March 31, 2025, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2025, and to state income tax examinations for the tax years 2005 through 2025. No interest or penalties related to income taxes have been accrued or recognized as of March 31, 2025.
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
The purpose of this Management’s Discussion and Analysis is to better allow our investors to understand and view our Company from management’s perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which has been filed with the U.S. Securities and Exchange Commission (“SEC”).

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; expectations for development or launching of new or improved products and services and their impact on patients; insurance reimbursement potential; our strategies, commercialization efforts, positioning, competition, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions, and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions, and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully develop and commercialize new products and services and assess potential market opportunities; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our reliance upon certain suppliers; our ability to retain and hire key personnel; approval and maintenance of adequate reimbursement rates for our products and services within and outside of the U.S.; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; changes in government policies, laws, regulations, and staffing; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to protect and enforce our intellectual property; our success establishing and maintaining collaborative, licensing and supplier arrangements; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of changing macroeconomic conditions and geopolitical conflict; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the outcome of any potential litigation or legal proceedings; and our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2024 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
During the first quarter of 2025, we achieved many critical milestones, including:
•delivering tests results to 1.2 million people including a record number for Oncotype DX,
•growing total revenue 11% year-over-year while improving gross margin and decreasing operating expenses as a percentage of revenue,
•generating cash provided by operating activities of $30.8 million for the three months ended March 31, 2025, an improvement of $113.1 million in comparison to the three months ended March 31, 2024,
•launching Cologuard PlusTM, our next-generation Cologuard test, and OncodetectTM, our molecular residual disease (“MRD”) test, and
•being recognized as a Gallup Exceptional Workplace for the second year in a row.

Our Screening Tests
Cologuard Test
Colorectal cancer is the second leading cause of cancer deaths in the United States (“U.S.”) and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in the U.S., there are approximately 154,000 new cases of colorectal cancer and approximately 53,000 deaths. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers.
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

International Business Background and Products
We commercialize or plan to commercialize our Oncotype® tests internationally through employees in Canada, Japan and a number of European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in approximately 120 countries outside of the U.S. We do not offer our Cologuard test, or Oncodetect test outside of the U.S. We are exploring opportunities to make these tests and other future products available outside the U.S.

Recent & Upcoming Test Launches
We have launched or are preparing to launch in 2025 new screening and diagnostic tests to address unmet patient needs and enhance our existing products.
•Cologuard Plus - Our Cologuard Plus test, which was developed in collaboration with Mayo Foundation for Medical Education and Research (“Mayo”), was launched in late March 2025. The Cologuard Plus test is covered by Medicare and included in the U.S. Preventive Services Taskforce (“USPSTF”) guidelines as a recommended stool-based screening option and features novel biomarkers, improved laboratory processes, and enhanced sample stability, detects colorectal cancers and precancerous polyps with even greater sensitivity than our Cologuard test while reducing false positives by nearly 40%. Results from the pivotal BLUE-C study published in the New England Journal of Medicine in March 2024 showed 95% overall cancer sensitivity and 43% sensitivity for advanced precancerous lesions at 94% specificity when age-weighted to the U.S. population with no findings on colonoscopy. In October 2024, the FDA approved our Cologuard Plus test for adults ages 45 and older of average risk for colorectal cancer.
•Oncodetect - Our tumor-informed Oncodetect MRD test is designed to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. This test is expected to help patients and oncologists understand the success of initial treatment, guide further treatment, and monitor for cancer recurrence. Results from the Alpha-CORRECT study, which primarily included patients with stage III colorectal cancer, showed our Oncodetect test achieved 78% sensitivity at the post-surgical timepoint and 91% sensitivity during the surveillance monitoring period, with specificities of 80% and 94%, respectively. In January 2025, complete findings from Alpha-CORRECT were published in the Journal of Surgical Oncology. Results from our Beta-CORRECT study, which we expect to present at an upcoming scientific conference, confirm a significant association between MRD positivity and recurrence in patients with stages II through IV colorectal cancer. Our Oncodetect test was launched as a laboratory developed test (“LDT”) in April 2025, and based on results from the aforementioned studies, we expect to obtain Medicare reimbursement through the Molecular Diagnostic Services Program (“MolDX”) in the second quarter of 2025.
•CancerguardTM - Our Cancerguard test is designed to detect multiple cancers in their earliest stages from a single blood draw. Building on decades of research with Mayo and The Johns Hopkins University, the Cancerguard test combines multiple biomarker classes for earlier cancer detection, provides high specificity to help minimize false positives, and utilizes a streamlined imaging-based diagnostic pathway to reduce follow-up procedures. In November 2024, results from a multi-center, prospective, case-control ASCEND-2 study showed 60% overall sensitivity at 98.5% specificity when excluding cancer organ types with average-risk standard of care screening, and 67% overall sensitivity for the six most aggressive cancer organ types with the shortest 5-year survival rate. We expect to launch CancerguardTM EX, an LDT version of this test, in the second half of 2025.
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

We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening. We are working to develop a blood-based screening test for colorectal cancer. In September 2024, we presented performance data for our blood-based colorectal cancer screening test at the ESMO Congress, showing sensitivities of 88% for colorectal cancer and 31% for advanced precancerous lesions at specificity of 90% for negative samples confirmed by colonoscopy. BLUE-C pivotal study results for our blood-based colorectal cancer screening test are expected in mid-2025 and performance degradation is expected for advanced precancerous lesion sensitivity and overall CRC sensitivity.
•MRD Test Development. In addition to the evidence supporting Oncodetect in colorectal cancer, we plan to validate our Oncodetect test in breast cancer, and subsequently, in multiple other solid tumor types. We also expect to enhance our MRD test by leveraging the Broad Institute’s Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology, which we secured exclusive rights to in June 2023 through a sponsored research and license agreement. We are currently developing the MAESTRO platform and expect to analytically validate this technology in 2025.
•Multi-Cancer Screening (“MCED”) Test Development. In July 2024, our Cancerguard test was approved as an Investigational Device Exemption by the FDA to be used within a real-world evidence study, providing an opportunity to test 25,000 people over the next three years. The first patient was enrolled within this study at Baylor Scott & White, the primary study site, in August 2024. In the future, we plan to begin recruiting patients for the FDA registrational Study of All comeRs (“SOAR”) trial, which we expect to be the largest prospective, interventional multi-cancer screening trial ever conducted in the U.S.
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

Key Trends and Uncertainties
Product Opportunities
We estimate there are up to 55 million Americans that are not up to date with their colon cancer screenings. The capacity for screening colonoscopies in the U.S. is relatively fixed because it is dependent on the number of gastroenterologists available to perform the procedures. Health systems, payers, and health care providers are motivated to increase screening rates because they are measured as part of the Healthcare Effectiveness Data and Information Set (“HEDIS”) and Medicare Stars quality measure systems. More health systems and payers are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures through large, organized screening programs including our care gap programs. We aim to partner with them to implement our Cologuard test within these programs as a solution for patients who infrequently visit their health care provider. Cologuard utilization is increasing in this setting, helping us screen more Americans.
We have an opportunity to impact even more lives by increasing adoption of Oncotype DX tests internationally, primarily through continued adoption in Japan. Breast cancer is the most common cancer among Japanese women, with about 45,000 new diagnoses of early-stage HR+, HER2- breast cancer each year. With reimbursement in place, we estimate our Oncotype DX test could help more than 100 women per day understand if their cancer is likely to recur and whether chemotherapy should be used in their treatment plan.
Macroeconomic Conditions
While factors such as inflation, exchange rate fluctuations, higher interest rates, and recently imposed tariffs have not materially impacted our results of operations as of March 31, 2025, we are uncertain how these factors may impact our future operating results, including through the impact of consumer or medical provider behavior or by adversely impacting the operations of our suppliers.

Results of Operations
We have incurred losses since our inception and, as of March 31, 2025, we had an accumulated deficit of approximately $4.60 billion. While our operating results have continued to improve, we expect to incur net losses for the near future, and it is possible we may never become profitable or sustain profitability.
Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and Prevention Genetics, LLC tests while our Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.

	Three Months Ended March 31,
Amounts in thousands	2025	2024	Change	% Change
Screening	$540,007	$474,798	$65,209	13.7%
Precision Oncology	166,778	162,726	4,052	2.5%
Total	$706,785	$637,524	$69,261	10.9%
The increase in Screening revenue was primarily due to an increase in the number of completed Cologuard tests despite the significant increase in flu cases compared to prior years, which adversely impacts health care providers’ capacity for preventative care with their patients. This was primarily driven by increases in rescreen rates, care gap programs, and growth in new ordering providers. The increase in Precision Oncology revenue was primarily due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally, which was led by an increased number of ordering providers outside the U.S., particularly in Japan.
Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in our condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024. The impacts to revenue related to change in transaction price are a function of differences in realized collections compared to original estimates, which includes upward adjustments stemming from optimizations in our reimbursement operations and downward adjustments from things such as payer denials.

We expect continuing revenue growth for our Cologuard and Oncotype tests subject to seasonal variability, timing of care gap programs, and additional growth from our recent and upcoming product launches. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, our order to cash operations, and payment patterns of payers and patients.
Costs and expenses
Cost of sales. Cost of sales includes the costs incurred to deliver our products and services including material and service costs, personnel costs including stock-based compensation, infrastructure expenses associated with laboratory testing services, shipping charges, depreciation, amortization of acquired intangible assets or license intangible assets related to products we have commercialized, and allocated facility and overhead costs. Cost of sales and gross margin consisted of the following:

	Three Months Ended March 31,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Cost of sales	$206,238	29.2%	$191,201	30.0%	$15,037	7.9%
Gross profit and gross margin	500,547	70.8%	446,323	70.0%	54,224	12.1%
The increase in cost of sales for the three months ended March 31, 2025 was primarily due to an increase in production costs, which was a result of an increase in completed Cologuard and Oncotype tests. Gross margin increased for the three months ended March 31, 2025 compared to the same periods in 2024, primarily due to efficiencies gained in our personnel and lab automation from increased Cologuard test volume. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.
Research and development, sales and marketing, and general and administrative expenses including each item as a percentage of revenue consisted of the following:

	Three Months Ended March 31,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Research and development	$105,310	14.9%	$110,869	17.4%	$(5,559)	(5.0)%
Sales and marketing	264,310	37.4%	217,780	34.2%	46,530	21.4%
General and administrative	220,686	31.2%	219,652	34.5%	1,034	0.5%
Research and development expenses. Research and development expenses consist of costs incurred to develop new or enhance existing products and services, which primarily includes personnel costs including stock-based compensation, clinical study programs, materials and infrastructure costs, depreciation and amortization, and allocated facility and overhead costs. For the three months ended March 31, 2025 and 2024, research and development costs incurred primarily related to the development of our colorectal cancer, MRD, and MCED tests. Research and development expenses decreased primarily due to a decrease in resources needed to support our ongoing clinical studies as our pipeline tests approach commercialization as discussed in the Recent & Upcoming Test Launches section above. We expect that research and development expenses will generally increase in future periods as we continue to enhance our current products and invest in our pipeline.
Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs including stock-based compensation and commissions for our sales force, marketing costs, customer-oriented support activities, depreciation and amortization expense, and allocated facility and overhead costs. Sales and marketing expenses increased due to continued investment in high impact sales and marketing opportunities. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in efforts to increase adoption of current products and support the launches of new products. We expect these expenses will continue to decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services. Refer to Note 1 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Notes to Condensed Consolidated Financial Statements”) for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.

General and administrative expenses. General and administrative expenses include costs associated with our corporate support functions, which primarily includes personnel costs including stock-based compensation, legal and professional service fees, depreciation and amortization, and allocated facility and overhead costs. General and administrative expenses were consistent for the three months ended March 31, 2025 in comparison to the three months ended March 31, 2024. The decrease in general and administrative expenses as a percentage of revenue is primarily due to efficiencies gained in our personnel and information technology systems and a reduction in other discretionary spend as we continue to implement cost savings measures. We expect general and administrative expenses will stabilize and decrease over time as we continue to leverage efficiencies in our personnel and information technology systems. Refer to Note 1 of our Notes to Condensed Consolidated Financial Statements for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.
Other operating and non-operating expense (income) items consisted of the following:

	Three Months Ended March 31,
Amounts in thousands	2025	2024	Change
Impairment of long-lived and indefinite-lived assets	$6,251	$4,446	$1,805
Other operating loss	—	268	(268)
Investment income, net	(4,997)	(6,213)	1,216
Interest expense	9,978	7,943	2,035
Income tax expense	224	1,806	(1,582)
Impairment of long-lived and indefinite-lived assets. The impairment charges recorded during the three months ended March 31, 2025 and 2024 related to certain of our domestic facilities and corresponding leasehold improvements.
Other operating loss. The loss recorded for the three months ended March 31, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test to MDxHealth SA.
Investment income, net. The investment income recorded for the three months ended March 31, 2025 and 2024 was primarily due to gains recorded on our marketable securities.
Interest expense. Interest expense recorded from our outstanding convertible notes totaled $8.3 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. The convertible notes are further described in Note 9 of our Notes to Condensed Consolidated Financial Statements.
Income tax expense. Income tax expense for the three months ended March 31, 2025 and 2024 was primarily related to current foreign and state tax expense.
Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public and private offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at March 31, 2025, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
In January 2025, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”), which provides us with access to $500.0 million on a revolving basis, including a letter of credit sublimit. The Revolving Credit Agreement also provides for uncommitted incremental facilities in an amount up to $200.0 million plus an unlimited additional amount so long as we are in pro forma compliance with certain financial covenants. The Revolving Credit Agreement expires in January 2028. As of March 31, 2025, we have not drawn any funds under the Revolving Credit Agreement. The Revolving Credit Agreement is further described in Note 8 of our Notes to Condensed Consolidated Financial Statements.

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
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2025, we had approximately $347.1 million in unrestricted cash and cash equivalents and approximately $439.0 million in marketable securities.
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
Cash Flows

	Three Months Ended March 31,
Amounts In millions	2025	2024
Net cash provided by (used in) operating activities	$30.8	$(82.3)
Net cash used in investing activities	(34.4)	(171.4)
Net cash used in financing activities	(256.2)	(3.0)
Operating activities
The increase in cash provided by operating activities for the three months ended March 31, 2025 was primarily due to an increase in revenue, a decrease in our operating expenses as a percentage of revenue, and timing and magnitude of our cash outflows on our accounts payable and accrued liabilities including lower disbursements related to incentive-based compensation arrangements that were accrued as of December 31, 2024. This was partially offset by an increase in cost of sales to support the increase in revenue as discussed in the Results of Operations section above.
Investing activities
The decrease in cash used in investing activities was due to allocating more funds to money market accounts and reducing our investments in fixed income securities, allowing us to meet our liquidity needs for financing activities for the three months ended March 31, 2025 as further discussed below. In addition, our purchases of property, plant and equipment decreased by $6.5 million.
Financing activities
The increase in cash used in financing activities was primarily due to payments of $249.2 million on settlement of our previously outstanding convertible notes due in 2025 (“2025 Notes”) upon maturity in January 2025.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2024 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2024 Form 10-K. Other than the matters described below, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the three months ended March 31, 2025.
Upon maturity of our previously outstanding 2025 Notes, we made a cash payment of $250.4 million in settlement of the total principal of the 2025 Notes and accrued interest that was previously outstanding as of December 31, 2024. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion of the 2025 Notes.

In January 2025, we entered into the Revolving Credit Agreement, which is discussed in further detail above. The Revolving Credit Agreement replaced our previous revolving line-of-credit (the “Revolver”) dated as of November 5, 2021. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of the Revolving Credit Agreement and Revolver.
As of March 31, 2025, we had no off-balance sheet arrangements.

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
For a discussion of our critical accounting policies and estimates, refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. There have been no material changes to our critical accounting policies and estimates since our 2024 Form 10-K.
Recent Accounting Pronouncements
See Note 1 of our Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of March 31, 2025 and December 31, 2024 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of March 31, 2025, we had no outstanding variable rate debt. If we were to draw down amounts under our Revolving Credit Agreement, we would be impacted by increases in prevailing market interest rates. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.

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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of March 31, 2025, we had open foreign currency forward contracts with notional amounts of $48.6 million. Although the impact of currency fluctuations on our financial results has been insignificant in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties. The information called for by this item is incorporated by reference to the information in Note 13 of our Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2024 Form 10-K.
There exists substantial uncertainty regarding the future regulation of the LDTs.
Our Oncotype, OncoExTra, and Oncodetect tests and certain other tests we offer are marketed as LDTs, and we may seek to commercialize certain of our products in development as LDTs, including our Cancerguard test. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use. The FDA historically has taken the position that it has the authority to regulate such tests as medical devices under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) but until recently has for the most part exercised enforcement discretion and has not required clearance, de novo classification, or approval of LDTs prior to marketing.
In May 2024, the FDA issued a final rule (the “LDT Rule”), which amended the FDA's regulations to make explicit that LDTs are devices under the FDCA. Along with the final rule, the FDA finalized a policy under which the FDA would phase out over the course of three years its historical LDT enforcement discretion, as well as its targeted enforcement discretion policies for certain categories of LDTs. Under the LDT Rule and this policy, (1) from May 2025 to May 2028 various requirements will be phased in including medical device reporting requirements, correction and removal reporting requirements, registration and listing requirements, labeling requirements, investigational use requirements and quality system requirements, (2) beginning in November 2027, premarket review requirements will become applicable to high risk (e.g., Class III) LDTs and (3) beginning in May 2028, premarket review requirements will become applicable to moderate and low risk LDTs. LDTs that were first marketed prior to May 6, 2024 (and have not been significantly modified) (“Grandfathered LDTs”) and LDTs for unmet medical needs manufactured and performed by laboratories integrated in a healthcare system, will not be subject to premarket review and most of the quality system requirements.
On March 31, 2025, the U.S. District Court in the Eastern District of Texas vacated the LDT rule, holding that LDTs are not subject to FDA regulation as “devices” under the FDCA. If the government appeals the decision and it is reversed by an appellate court, implementation and enforcement of the LDT Rule by the FDA may materially impact our development and commercialization of LDTs, including our Oncotype tests. The regulatory approval process may involve, among other things, successfully completing additional clinical studies and submitting a pre-market clearance notice or filing a pre-market approval application with the FDA. Such pre-market clinical testing could delay the commencement or completion of other clinical testing, significantly increase our test development costs, delay commercialization of any future LDTs, and interrupt sales of our current LDTs. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to delay or denial of regulatory clearance or approval. If pre-market review is required by the FDA, there can be no assurance that our LDTs will be cleared or approved on a timely basis, if at all, nor can there be assurance that the labeling claims cleared or approved by the FDA will be consistent with our current claims or adequate to support continued adoption of and reimbursement for our LDTs.

If the FDA does not appeal the District Court decision vacating the LDT Rule, or the decision is appealed but is not overturned, the FDA may change its position with respect to its regulation of the laboratory developed tests we offer or may seek to offer in the future. This may include eliminating any pathway for LDTs to be submitted for FDA clearance or approval or by defining different requirements that the FDA views to be in line with the District Court decision, causing us to incur substantial costs and time delays associated with meeting new requirements for pre-market clearance or approval, or causing us to experience decreased demand for or reimbursement for our tests due to an inability to secure FDA clearance or approval. Congress may also enact new legislation to regulate laboratory services and the impact of any such legislation is uncertain.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On February 24, 2025, Brian Baranick, our Executive Vice President, General Manager, Precision Oncology, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of $250,000 in shares of our common stock. The arrangement’s expiration date is December 31, 2026, subject to early termination for certain specified events set forth in the arrangement.
On March 3, 2025, James Herriott, our Senior Vice President, General Counsel, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 4,000 shares of our common stock. The arrangement’s expiration date is March 3, 2026, subject to early termination for certain specified events set forth in the arrangement.
On March 9, 2025, James Doyle, a member of our board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 3,484 shares of our common stock. The arrangement’s expiration date is December 31, 2025, subject to early termination for certain specified events set forth in the arrangement.

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
			8-K (Exhibit 10.1)	1/13/2025	001-35092

10.2*	The Registrant's Non-Employee Director Compensation Policy dated January 29, 2025		10-K (Exhibit 10.30)	2/19/2025	001-35092

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended March 31, 2025 filed on May 1, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended March 31, 2025, filed with the Securities and Exchange Commission on May 1, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: May 1, 2025	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2025	By:	/s/ Aaron Bloomer
Aaron Bloomer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)