Form 10-Q
period 2025-06-30
EXACT SCIENCES CORP
filed 2025-08-06
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, the registrant had 189,319,110 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$657,099	$600,889
Marketable securities	201,336	437,137
Accounts receivable, net	353,335	248,968
Inventory	171,499	162,383
Prepaid expenses and other current assets	124,590	122,046
Total current assets	1,507,859	1,571,423
Long-term Assets:
Property, plant and equipment, net	705,105	693,673
Operating lease right-of-use assets	126,106	116,952
Goodwill	2,368,021	2,366,676
Intangible assets, net	965,370	1,009,693
Other long-term assets, net	124,904	169,722
Total assets	$5,797,365	$5,928,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,324	$89,572
Accrued liabilities	317,154	328,292
Operating lease liabilities, current portion	31,338	27,405
Convertible notes, net, current portion	—	249,153
Other current liabilities	16,117	37,765
Total current liabilities	521,933	732,187
Long-term liabilities:
Convertible notes, net, less current portion	2,324,097	2,321,067
Other long-term liabilities	315,899	315,503
Operating lease liabilities, less current portion	166,022	157,133
Total liabilities	3,327,951	3,525,890
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—189,220,577 and 185,616,438 shares at June 30, 2025 and December 31, 2024	1,893	1,857
Additional paid-in capital	7,064,867	6,899,368
Accumulated other comprehensive income (loss)	3,086	(944)
Accumulated deficit	(4,600,432)	(4,498,032)
Total stockholders’ equity	2,469,414	2,402,249
Total liabilities and stockholders’ equity	$5,797,365	$5,928,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$811,085	$699,264	$1,517,870	$1,336,788

Cost of sales	248,632	210,948	454,870	402,149
Gross profit	562,453	488,316	1,063,000	934,639

Operating expenses
Research and development	108,901	121,145	214,211	232,014
Sales and marketing	247,118	211,552	511,428	429,332
General and administrative	208,582	177,524	429,268	397,176
Impairment of long-lived and indefinite-lived assets	—	8,152	6,251	12,598
Total operating expenses	564,601	518,373	1,161,158	1,071,120

Other operating income	—	3,800	—	3,532
Loss from operations	(2,148)	(26,257)	(98,158)	(132,949)

Other income (expense)
Investment income, net	11,926	11,801	16,923	18,014
Interest income (expense), net	(9,835)	111	(19,813)	(7,832)
Total other income (expense)	2,091	11,912	(2,890)	10,182

Net loss before tax	(57)	(14,345)	(101,048)	(122,767)

Income tax expense	(1,128)	(1,463)	(1,352)	(3,269)

Net loss	$(1,185)	$(15,808)	$(102,400)	$(126,036)

Net loss per share—basic and diluted	$(0.01)	$(0.09)	$(0.55)	$(0.69)

Weighted average common shares outstanding—basic and diluted	188,902	184,313	187,863	183,332
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(1,185)	$(15,808)	$(102,400)	$(126,036)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	(761)	(138)	(159)	(925)
Foreign currency adjustment	2,834	(306)	4,189	(1,446)
Comprehensive income (loss)	$888	$(16,252)	$(98,370)	$(128,407)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2025	185,616,438	$1,857	$6,899,368	$(944)	$(4,498,032)	$2,402,249
Exercise of common stock options, net of shares withheld for taxes	35,349	—	(422)	—	—	(422)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	2,149,825	22	(4,245)	—	—	(4,223)
Issuance of common stock to fund the Company’s 2024 401(k) match	793,057	8	43,935	—	—	43,943
Stock-based compensation expense	—	—	54,618	—	—	54,618
Net loss	—	—	—	—	(101,215)	(101,215)
Other comprehensive income	—	—	—	1,957	—	1,957
Balance, March 31, 2025	188,594,669	$1,887	$6,993,254	$1,013	$(4,599,247)	$2,396,907
Exercise of common stock options, net of shares withheld for taxes	8,223	—	293	—	—	293
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	198,615	2	(492)	—	—	(490)
Stock-based compensation expense	—	—	55,783	—	—	55,783
Purchase of employee stock purchase plan shares	419,070	4	16,029	—	—	16,033
Net loss	—	—	—	—	(1,185)	(1,185)
Other comprehensive income	—	—	—	2,073	—	2,073
Balance, June 30, 2025	189,220,577	$1,893	$7,064,867	$3,086	$(4,600,432)	$2,469,414

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2024	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options, net of shares withheld for taxes	71,537	1	(1,409)	—	—	(1,408)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,792,087	17	(61)	—	—	(44)
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Stock-based compensation expense	—	—	60,370	—	—	60,370
Net loss	—	—	—	—	(110,228)	(110,228)
Other comprehensive loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2024	183,845,188	$1,839	$6,710,681	$(499)	$(3,579,403)	$3,132,618
Exercise of common stock options, net of shares withheld for taxes	8,184	1	42	—	—	43
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	210,590	2	(6)	—	—	(4)
Stock-based compensation expense	—	—	56,555	—	—	56,555
Purchase of employee stock purchase plan shares	604,226	6	19,396	—	—	19,402
Net loss	—	—	—	—	(15,808)	(15,808)
Other comprehensive loss	—	—	—	(444)	—	(444)
Balance, June 30, 2024	184,668,188	$1,848	$6,786,668	$(943)	$(3,595,211)	$3,192,362
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(102,400)	$(126,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	61,057	60,319
Loss on non-marketable and marketable equity securities	764	1,115
Deferred tax expense (benefit)	(1,013)	2,225
Stock-based compensation	110,401	116,925
Gain on settlements of convertible notes, net	—	(10,254)
Amortization of acquired intangible assets	48,287	46,622
Impairment of long-lived and indefinite-lived assets	6,251	12,598
Gain on contingent consideration from sale of asset	—	(3,532)
Remeasurement of contingent consideration liabilities	13,196	(7,636)
Non-cash lease expense	13,483	14,042
Other	5,994	(2,667)
Changes in assets and liabilities:
Accounts receivable, net	(103,086)	(60,901)
Inventory, net	(9,069)	96
Operating lease liabilities	(13,841)	(12,957)
Accounts payable and accrued liabilities	98,048	(17,865)
Other assets	4,787	2,719
Other liabilities	(13,033)	9,941
Net cash provided by operating activities	119,826	24,754
Cash flows from investing activities:
Purchases of marketable securities	(93,796)	(324,372)
Maturities and sales of marketable securities	330,429	80,335
Purchases of property, plant and equipment	(73,516)	(73,515)
Purchases of non-marketable investments	(775)	(810)
Proceeds from contingent consideration receivable	27,971	—
Other investing activities	145	(205)
Net cash provided by (used in) investing activities	190,458	(318,567)
Cash flows from financing activities:
Payments on settlement of convertible notes	(249,172)	—
Proceeds from exercise of common stock options, net of cash paid for taxes	(129)	(1,365)
Proceeds in connection with the Company’s employee stock purchase plan	16,033	19,402
Payments on accounts receivable securitization facility	—	(50,000)
Proceeds from issuance of convertible notes	—	266,750
Payments on settlement of contingent consideration liabilities	(19,000)	—
Other financing activities	(8,417)	(13,186)
Net cash provided by (used in) financing activities	(260,685)	221,601
Effects of exchange rate changes on cash and cash equivalents	864	(1,446)
Net increase (decrease) in cash, cash equivalents and restricted cash	50,463	(73,658)
Cash, cash equivalents and restricted cash, beginning of period	606,636	609,675
Cash, cash equivalents and restricted cash, end of period	$657,099	$536,017

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Issuance of 793,057 and 617,384 shares of common stock to fund the Company’s 401(k) matching contribution for 2024 and 2023, respectively	$43,943	$40,550
Property, plant and equipment acquired but not paid	$14,124	$12,442
Supplemental disclosure of cash flow information:
Interest paid	$15,635	$11,971
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$657,099	$530,180
Restricted cash — included in other long-term assets, net	—	5,837
Total cash, cash equivalents and restricted cash	$657,099	$536,017
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
Significant Accounting Policies
During the six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s 2024 Form 10-K, except as described in the Recently Adopted Accounting Pronouncements sections below.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements and accompanying notes to the consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amortization of acquired intangible assets, which was previously presented as a separate line item on the Company’s condensed consolidated statements of operations, is now presented within the line item each intangible asset relates to within cost of sales, research and development, sales and marketing, and general and administrative expenses. The following amounts of amortization of acquired intangible assets for the three and six months ended June 30, 2024 have been reclassified to conform to current year presentation: $21.1 million and $42.2 million in cost of sales, respectively, $0.3 million and $0.5 million in research and development, respectively, $1.9 million and $3.8 million in sales and marketing, respectively, and an insignificant amount in general and administrative expenses. Due to the reclassification related to cost of sales, the Company is now presenting gross profit on the Company's condensed consolidated statements of operations.
Certain general and administrative expenses totaling $24.4 million and $47.8 million for the three and six months ended June 30, 2024, respectively, have been reclassified to sales and marketing expenses to conform to current year presentation. The amounts reclassified are related to customer care and customer experience.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The company did not adopt any accounting standards updates (“ASU”) released by the Financial Accounting Standards Board (“FASB”) in the second quarter of 2025.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and expects to adopt this guidance in the 2025 Annual Report on Form 10-K.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This guidance clarifies the framework for identifying the accounting acquirer in transactions involving variable interest entities that meet the definition of a business. The amendments should be applied prospectively and are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	June 30,
(In thousands)	2025	2024
Shares issuable upon conversion of convertible notes	23,223	26,526
Shares issuable upon the release of restricted stock awards	8,127	7,781
Shares issuable upon the release of performance share units	2,653	2,104
Shares issuable upon exercise of stock options	856	1,128
	34,859	37,539

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Screening
Medicare Parts B & C	$226,888	$195,337	$428,570	$369,127
Commercial	339,465	283,729	623,698	537,872
Other	62,128	52,540	116,220	99,405
Total Screening	628,481	531,606	1,168,488	1,006,404
Precision Oncology
Medicare Parts B & C	$47,601	$47,467	$93,808	$95,517
Commercial	48,033	49,187	96,303	95,887
International	55,256	46,722	106,843	91,255
Other	31,714	24,282	52,428	47,725
Total Precision Oncology	182,604	167,658	349,382	330,384
Total	$811,085	$699,264	$1,517,870	$1,336,788
Screening revenue primarily includes laboratory service revenue from Cologuard and PreventionGenetics, LLC tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not significant as of June 30, 2025 and December 31, 2024.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue recognized for the three and six months ended June 30, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the period was not significant.
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents
Cash and money market	$645,405	$595,548
Cash equivalents	11,694	5,341
Total cash and cash equivalents	657,099	600,889
Marketable securities
Available-for-sale debt securities	$195,941	$431,165
Equity securities	5,395	5,972
Total marketable securities	201,336	437,137
Total cash, cash equivalents and marketable securities	$858,435	$1,038,026
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at June 30, 2025, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$11,694	$—	$—	$11,694
Total cash equivalents	11,694	—	—	11,694
Marketable securities
Corporate bonds	$99,749	$594	$(12)	$100,331
U.S. government agency securities	60,055	178	(6)	60,227
Asset backed securities	35,320	73	(10)	35,383
Total marketable securities	195,124	845	(28)	195,941
Total available-for-sale debt securities	$206,818	$845	$(28)	$207,635
______________
(1)There was no tax impact from the gains and losses in accumulated other comprehensive income (loss) (“AOCI”).

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at December 31, 2024, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$5,341	$—	$—	$5,341
Total cash equivalents	5,341	—	—	5,341
Marketable securities
Corporate bonds	$206,063	$932	$(121)	$206,874
U.S. government agency securities	140,992	160	(200)	140,952
Asset backed securities	83,134	256	(51)	83,339
Total marketable securities	430,189	1,348	(372)	431,165
Total available-for-sale debt securities	$435,530	$1,348	$(372)	$436,506
______________
(1)There was no tax impact from the gains and losses in AOCI.
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at June 30, 2025:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$11,694	$11,694	$—	$—
Total cash equivalents	11,694	11,694	—	—
Marketable securities
Corporate bonds	$33,854	$33,978	$65,895	$66,353
U.S. government agency securities	30,008	30,022	30,047	30,205
Asset backed securities	2,998	3,000	32,322	32,383
Total marketable securities	66,860	67,000	128,264	128,941
Total available-for-sale securities	$78,554	$78,694	$128,264	$128,941
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of June 30, 2025 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
U.S. government agency securities	$16,694	$(6)	$—	$—	$16,694	$(6)
Corporate bonds	9,793	(12)	—	—	9,793	(12)
Asset backed securities	9,193	(9)	356	(1)	9,549	(10)
Total available-for-sale securities	$35,680	$(27)	$356	$(1)	$36,036	$(28)

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of June 30, 2025 and December 31, 2024 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not significant for the three and six months ended June 30, 2025 and 2024.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$69,857	$69,730
Semi-finished and finished goods	101,642	92,653
Total inventory	$171,499	$162,383

(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	June 30, 2025	December 31, 2024
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	243,840	227,885
Land improvements	15 years	6,747	6,747
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	223,234	206,460
Machinery and equipment	3 - 10 years	371,454	339,421
Furniture and fixtures	3 - 10 years	35,923	37,176
Assets under construction	n/a	85,647	89,065
Property, plant and equipment, at cost		1,262,338	1,202,247
Accumulated depreciation		(557,233)	(508,574)
Property, plant and equipment, net		$705,105	$693,673
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended June 30, 2025 and 2024 was $31.1 million and $29.7 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $61.1 million and $60.3 million, respectively.
At June 30, 2025, the Company had $85.6 million of assets under construction, which consisted of $42.5 million in machinery and equipment, $25.9 million in leasehold and building improvements, and $17.2 million in capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of June 30, 2025:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at June 30, 2025
Finite-lived intangible assets
Acquired developed technology	6.0	$888,323	$(454,769)	$433,554
Trade name	10.3	104,000	(38,778)	65,222
Patents and licenses	9.0	59,492	(15,342)	44,150
Customer relationships	5.5	4,000	(1,556)	2,444
Total finite-lived intangible assets		1,055,815	(510,445)	545,370
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,475,815	$(510,445)	$965,370
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2024:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2024
Finite-lived intangible assets
Acquired developed technology	6.4	$887,104	$(412,504)	$474,600
Trade name	10.8	104,000	(35,153)	68,847
Patents and licenses	9.5	56,542	(12,963)	43,579
Customer relationships	6.0	4,000	(1,333)	2,667
Total finite-lived intangible assets		1,051,646	(461,953)	589,693
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,471,646	$(461,953)	$1,009,693

Amortization of acquired intangible assets for the three months ended June 30, 2025 and 2024 was $24.2 million and $23.3 million, respectively. Amortization of acquired intangible assets for the six months ended June 30, 2025 and 2024 was $48.3 million and $46.6 million, respectively.
As of June 30, 2025, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2025 (remaining six months)	$48,339
2026	95,659
2027	95,659
2028	95,659
2029	89,536
Thereafter	120,518
$545,370

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
There were no impairment losses recorded on finite-lived intangible assets during the three and six months ended June 30, 2025 and 2024.
Goodwill
The change in the carrying amount of goodwill for the periods ended June 30, 2025 and December 31, 2024 is as follows:

(In thousands)
Balance, January 1, 2024	$2,367,120
Resolution Bioscience acquisition adjustments	225
Effects of changes in foreign currency exchange rates	(669)
Balance, December 31, 2024	2,366,676
Effects of changes in foreign currency exchange rates	1,345
Balance, June 30, 2025	$2,368,021

There were no impairment losses for the three and six months ended June 30, 2025 and 2024.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s fair value measurements as of June 30, 2025 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$645,405	$645,405	$—	$—
U.S. government agency securities	11,694	—	11,694	—
Marketable securities
Corporate bonds	$100,331	$—	$100,331	$—
U.S. government agency securities	60,227	—	60,227	—
Asset backed securities	35,383	—	35,383	—
Equity securities	5,395	5,395	—	—
Non-marketable securities (1)	$1,151	$—	$—	$1,151
Liabilities
Contingent consideration	$(275,408)	$—	$—	$(275,408)
Total	$584,178	$650,800	$207,635	$(274,257)
The following table presents the Company’s fair value measurements as of December 31, 2024 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents and restricted cash
Cash and money market	$595,548	$595,548	$—	$—
Restricted cash (2)	5,747	5,747	—	—
U.S. government agency securities	5,341	—	5,341	—
Marketable securities
Corporate bonds	$206,874	$—	$206,874	$—
U.S. government agency securities	140,952	—	140,952	—
Asset backed securities	83,339	—	83,339	—
Equity securities	5,972	5,972	—	—
Non-marketable securities (1)	$796	$—	$—	$796
Liabilities
Contingent consideration	$(282,212)	$—	$—	$(282,212)
Total	$762,357	$607,267	$436,506	$(281,416)
_________________________________
(1)The Company has elected the fair value option under the income approach to measure certain Level 3 non-marketable securities. Gains and losses recorded on non-marketable securities are included in investment income, net in the condensed consolidated statement of operations. The activity in the non-marketable securities held during the three and six months ended June 30, 2025 was not significant.
(2)Restricted cash primarily represents cash held by a third-party financial institution as part of a cash collateral agreement related to the Company’s credit card program. The restrictions will lapse upon the termination of the agreements or the removal of the cash collateral requirement by the third-parties.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There have been no material changes in valuation techniques or transfers between fair value measurement levels during the three and six months ended June 30, 2025. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $275.4 million and $282.2 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the contingent consideration liability was included in other long-term liabilities in the condensed consolidated balance sheet. As of December 31, 2024, $19.7 million was included in other current liabilities and $262.5 million was included in other long-term liabilities in the condensed consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$290,498	$294,260	$282,212	$288,657
Changes in fair value (1)	4,910	(13,239)	13,196	(7,636)
Payments (2)	(20,000)	(3,100)	(20,000)	(3,100)
Ending balance	$275,408	$277,921	$275,408	$277,921
______________
(1)The change in fair value of the contingent consideration liability is included in general and administrative expenses in the condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024.
(2)Payments were made in the three months ended June 30, 2025 and 2024 to settle the product development milestone contingent consideration liabilities previously recorded related to the Company’s acquisitions of Ashion Analytics, LLC (“Ashion”) and OmicEra Diagnostics GmbH, respectively.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liability recorded from the Company’s acquisition of Thrive Earlier Detection Corporation (“Thrive”) related to regulatory milestones was $275.4 million as of June 30, 2025. The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive and Ashion related to regulatory and product development milestones was $282.2 million as of December 31, 2024. The Company estimates the fair value of the contingent consideration liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% as of June 30, 2025 and December 31, 2024, and a weighted average present-value factor of 5.9% and 6.2% as of June 30, 2025 and December 31, 2024, respectively. The projected fiscal year of payment range is from 2030 to 2031. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Non-Marketable Equity Securities
Non-marketable equity securities without readily determinable fair values, which are classified as a component of other long-term assets, net, had the following cumulative upward and downward adjustments and aggregate carrying amounts:

(In thousands)	June 30, 2025	June 30, 2024
Cumulative upward adjustments (1)	$5,595	$5,102
Cumulative downward adjustments and impairments (2)	(16,850)	(15,071)
Aggregate carrying value (3)	50,941	52,227
_________________________________
(1)    There were no material upward adjustments recorded on non-marketable equity securities held for the three and six months ended June 30, 2025 and 2024.
(2)    There were no material downward adjustments or impairments recorded on non-marketable equity securities held for the three and six months ended June 30, 2025 and 2024, respectively.
(3)    The aggregate carrying value of non-marketable equity securities was $50.4 million as of December 31, 2024.
There were no material realized gains or losses recorded during the three and six months ended June 30, 2025 and 2024.
The Company has committed capital to venture capital investment funds of $18.0 million, of which $10.1 million remains callable through 2033 as of June 30, 2025. The aggregate carrying amount of these funds, which are classified as a component of other long-term assets, net in the Company’s condensed consolidated balance sheets, was $7.4 million and $7.5 million as of June 30, 2025 and December 31, 2024, respectively. Gains and losses recorded on these funds were not significant for the three and six months ended June 30, 2025 and 2024.
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of June 30, 2025 and December 31, 2024 the Company had open foreign currency forward contracts with notional amounts of $50.8 million and $44.2 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at June 30, 2025 and December 31, 2024 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of June 30, 2025. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the three and six months ended June 30, 2025 and 2024.
(8) LONG-TERM DEBT
Revolving Credit Agreement
On January 13, 2025, the Company entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with a syndicate of lenders. The Revolving Credit Agreement replaced the Company’s previous revolving loan agreement dated as of November 5, 2021.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company has agreed to various financial covenants under the Revolving Credit Agreement, and as of June 30, 2025, the Company was in compliance with all covenants.
As of June 30, 2025, the Company had $5.9 million of issued and outstanding letters of credit under the Revolving Credit Agreement, which reduced the amount available for cash advances under the facility to $494.1 million. As of June 30, 2025, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Credit Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of June 30, 2025:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(12,446)	$608,263	$567,700	2
2030 Convertible Notes - 2.000%	572,993	(3,293)	569,700	581,588	2
2028 Convertible Notes - 0.375%	589,380	(4,177)	585,203	533,389	2
2027 Convertible Notes - 0.375%	563,822	(2,891)	560,931	539,352	2

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
In April 2024, the Company entered into a privately negotiated exchange and purchase agreement with certain holders of the Company’s convertible notes due in 2028 (“2028 Notes”). The Company issued $620.7 million aggregate principal amount of 1.75% convertible notes due in 2031 (the “2031 Notes” and, collectively with the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, the “Notes”) in exchange for $359.7 million of aggregate principal of 2028 Notes, and $266.8 million of cash after deducting underwriting discounts. The extinguishment resulted in a gain on settlement of convertible notes of $10.3 million, which was recorded in interest income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2024. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.
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
Based on the closing price of the Company’s common stock of $53.14 on June 30, 2025, the if-converted values on the Notes do not exceed the principal amount.
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
Issuance Costs
Issuance costs are amortized to interest expense over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2031 Convertible Notes	$6,780
2030 Convertible Notes	4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Debt issuance costs amortization	$1,142	$1,316	$2,300	$2,631
Debt discount amortization	382	264	748	289
Gain on settlement of convertible notes	—	(10,254)	—	(10,254)
Coupon interest expense	6,662	6,863	13,413	11,770
Total interest expense on convertible notes	$8,186	$(1,811)	$16,461	$4,436

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
2031 Convertible Notes	2.10%	2.06%	2.09%	2.06%
2030 Convertible Notes	2.12%	2.12%	2.12%	2.10%
2028 Convertible Notes	0.64%	0.64%	0.64%	0.63%
2027 Convertible Notes	0.67%	0.67%	0.67%	0.67%
2025 Convertible Notes	n/a	1.18%	1.05%	1.17%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 1.71, 2.67, 4.67, and 5.79 years for the 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In connection with this collaboration, the Company has incurred insignificant charges for the three months ended June 30, 2025 and 2024, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU intellectual property in the development and commercialization of certain of its products. The agreement terms would require the Company to pay single-digit sales-based royalties and up to a total of $45.0 million in sales-based milestone payments on JHU licensed products that reach specified net sales levels. The Company will record the sales-based royalties once sales of licensed products have occurred and sales-based milestones once achievement is deemed probable. The Company recorded insignificant charges related to sales-based royalties during the three months ended June 30, 2025, and the Company has not incurred charges related to the achievement of any sales-based milestones as of June 30, 2025.
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
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The fair value of the termination payments as of the date of the Termination Agreements was $25.8 million, which was recorded as research and development expense in the condensed consolidated statement of operations in the second quarter of 2024. The remaining $1.8 million in expense is being recognized ratably through the date of the final payment in the second quarter of 2026. The Company has recorded a liability of $8.7 million representing the fair value of the remaining payments, which is included in accrued liabilities on the condensed consolidated balance sheet as of June 30, 2025. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of June 30, 2025.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Watchmaker Genomics, Inc.
In July 2023, the Company entered into a co-exclusive development and license agreement with Watchmaker Genomics, Inc. (“Watchmaker”) under which the Company granted Watchmaker a co-exclusive license to the non-bisulfite technology for the detection of methylated DNA and other epigenetic modifications (“TAPS”). TAPS is based on patents obtained by the Company through an exclusive license agreement with the Ludwig Institute for Cancer Research. Under the agreement, both parties have the right to use and develop TAPS for commercial purposes. The Company has the potential to receive up to $82.0 million in sales-based milestone payments and mid-single-digit royalties based on future Watchmaker net sales of licensed products including TAPS. Additionally, Watchmaker has the right to sublicense TAPS, and the Company has the potential to receive royalties based on future Watchmaker sublicense receipts. The Company has not received any sales-based milestone payments or royalties on Watchmaker net sales of licensed products, or royalties on Watchmaker sublicense receipts as of June 30, 2025.
TwinStrand Biosciences, Inc.
On July 1, 2024, the Company entered into an agreement with TwinStrand Biosciences, Inc. (“TwinStrand”), under which TwinStrand licensed to the Company intellectual property related to the error correction technology in next-generation sequencing. The Company’s rights are broadly exclusive with respect to cell-free nucleic acid sequencing, subject to certain non-exclusive relationships in the field. The Company also holds exclusive rights to sublicense the licensed intellectual property. Under the license agreement, the Company made upfront payments to TwinStrand totaling $45.0 million in July 2024. The upfront payments were capitalized as a patent and license intangible asset in the condensed consolidated balance sheet, which is amortized over its estimated useful life of 10 years. In addition, the Company agreed to pay TwinStrand a low-single-digit royalty on the Company’s and any sublicensee’s net sales of certain licensed products and services. The Company will record the sales-based royalties once sales using relevant licensed products and services have occurred. The Company has not incurred charges related to the sales-based royalties as of June 30, 2025. Sublicense revenue was not significant for the three and six months ended June 30, 2025.

(11) STOCKHOLDERS’ EQUITY
Changes in Accumulated Other Comprehensive Income
The amounts recognized in AOCI for the six months ended June 30, 2025 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2024	$(1,920)	$976	$(944)
Other comprehensive income (loss) before reclassifications	4,189	96	4,285
Amounts reclassified from accumulated other comprehensive income (loss)	—	(255)	(255)
Net current period change in accumulated other comprehensive income (loss)	4,189	(159)	4,030
Balance at June 30, 2025	$2,269	$817	$3,086

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The amounts recognized in AOCI for the six months ended June 30, 2024 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive income (loss) before reclassifications	(1,446)	(984)	(2,430)
Amounts reclassified from accumulated other comprehensive income (loss)	—	59	59
Net current period change in accumulated other comprehensive income (loss)	(1,446)	(925)	(2,371)
Balance at June 30, 2024	$(72)	$(871)	$(943)
______________
(1)There was no tax impact from the amounts recognized in AOCI for the six months ended June 30, 2025 and 2024. The unrealized gain (loss) recorded on available-for-sale securities is a non-cash investing activity.
Amounts reclassified from AOCI for the six months ended June 30, 2025 and 2024 were as follows:

	Affected Line Item in the Statements of Operations	Six Months Ended June 30,
Details about AOCI Components (In thousands)		2025	2024
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$(255)	$59
Total reclassifications		$(255)	$59

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
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”) and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $55.8 million and $56.6 million in stock-based compensation expense during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $110.4 million and $116.9 million in stock-based compensation expense during the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, there was approximately $410.0 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.66 years.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2025	982,742	$53.60	3.1
Exercised	(92,501)	23.49
Forfeited	(34,528)	84.02
Outstanding, June 30, 2025	855,713	$55.62	2.9	$12,979
Vested and expected to vest, June 30, 2025	855,713	$55.62	2.9	$12,979
Exercisable, June 30, 2025	855,713	$55.62	2.9	$12,979
______________
(1)The total intrinsic value of options exercised, net of shares withheld for taxes, during the six months ended June 30, 2025 and 2024 was $2.3 million and $3.3 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and RSU activity is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2025	7,244,796	$63.18
Granted	3,600,140	51.37
Released (2)	(2,271,301)	69.21
Forfeited	(446,723)	57.23
Outstanding, June 30, 2025	8,126,912	$56.31
______________
(1)The weighted average grant date fair value of the RSUs granted during the six months ended June 30, 2024 was $57.38.
(2)The fair value of RSUs vested and converted to shares of the Company’s common stock was $157.2 million and $153.4 million during the six months ended June 30, 2025 and 2024, respectively.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of PSU activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2025	2,021,208	$75.86
Granted	1,278,137	59.48
Released (3)	(152,565)	88.24
Forfeited	(494,093)	85.30
Outstanding, June 30, 2025	2,652,687	$65.21
______________
(1)The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of June 30, 2025 was 1,134,022.
(2)The weighted average grant date fair value of the PSUs granted during the six months ended June 30, 2024 was $63.68.
(3)The fair value of PSUs vested and converted to shares of the Company’s common stock was $13.5 million and $9.9 million for the six months ended June 30, 2025 and 2024, respectively.
Employee Stock Purchase Plan
The fair value of shares purchased during the three and six months ended June 30, 2025 and 2024 under the ESPP is based on the assumptions in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Risk-free interest rates	4.42% - 5.15%	4.71% - 5.30%	4.42% - 5.15%	4.71% - 5.30%
Expected term (in years)	0.5 - 1.25	1.17	0.5 - 1.25	1.17
Expected volatility	44.40% - 57.15%	55.67% - 63.13%	44.40% - 57.15%	55.67% - 63.13%
Dividend yield	—%	—%	—%	—%

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,213	$19,188
Operating cash flows from finance leases	616	612
Finance cash flows from finance leases	3,494	3,025
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	20,772	18,925
Right-of-use assets obtained in exchange for new finance lease liabilities	—	13,717
Weighted-average remaining lease term - operating leases (in years)	7.25	7.73
Weighted-average remaining lease term - finance leases (in years)	2.65	3.21
Weighted-average discount rate - operating leases	6.52%	6.55%
Weighted-average discount rate - finance leases	6.69%	6.78%
As of June 30, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases are $126.1 million and $117.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of June 30, 2025, the Company has outstanding operating lease obligations of $197.4 million, of which $31.3 million is reported in operating lease liabilities, current portion and $166.0 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2024, the Company had outstanding operating lease obligations of $184.5 million, of which $27.4 million is reported in operating lease liabilities, current portion and $157.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of June 30, 2025 and December 31, 2024, the Company’s right-of-use assets from finance leases are $14.4 million and $19.8 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of June 30, 2025, the Company has outstanding finance lease obligations of $15.4 million, of which $6.1 million is reported in other current liabilities and $9.3 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2024, the Company had outstanding finance lease obligations of $21.0 million, of which $7.8 million is reported in other current liabilities and $13.2 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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
Geneoscopy petitioned the United States Patent and Trademark Office to institute an inter partes review (“IPR”) challenging the validity of the ‘781 Patent and the ‘746 Patent before the Patent Trial and Appeals Board (“PTAB”) and the PTAB instituted review for both patents. On July 9, 2025, the PTAB issued its decision finding all claims of the ‘781 Patent unpatentable. A notice of appeal may be filed on or before September 10, 2025. A final decision of the review of the ‘746 Patent will be made on or before February 27, 2026. On February 20, 2025, Geneoscopy filed a motion to stay the district court litigation pending IPR of the ‘781 and ‘746 Patents, which is fully briefed and pending before the Court.

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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of June 30, 2025 and December 31, 2024, a portion of the contingent consideration is classified as a contract asset. As of June 30, 2025, the contract asset was $32.7 million, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. As of December 31, 2024, the contract asset was $25.9 million, which is included in other long-term assets, net on the condensed consolidated balance sheet. The contract asset was estimated using historical GPS test revenues by MDxHealth under the most likely amount method. As of June 30, 2025, the remaining consideration balance of $21.8 million, which includes the amount earned during the 2023 earnout year classified as a receivable, is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2024, the remaining consideration balance classified as a receivable, was $56.6 million, of which $27.9 million is included in prepaid expenses and other current assets and $28.7 million is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2024, the maximum contingent consideration of $82.5 million under the Second Amendment had been recognized, including an insignificant contingent consideration gain for the three and six months ended June 30, 2024, which is included in other operating income in the condensed consolidated statement of operations. In April 2025, the Company received the cash payment of $28.0 million related to the 2024 earnout year, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of December 31, 2024. This cash receipt is presented as a cash inflow from investing activities for the six months ended June 30, 2025 on the condensed consolidated statement of cash flows.
(15) SEGMENT INFORMATION
The Company is managed as one operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services allowing healthcare providers and patients to make individualized treatment decisions. The accounting policies of the segment are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company's Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, monitors the Company's operating performance and makes decisions regarding allocation of resources to its operations at the consolidated level. The measure of segment profit or loss used by the CODM in assessing performance and deciding how to allocate resources is based on net loss. The CODM is regularly provided consolidated net loss to monitor budget versus actual results on a monthly basis to timely identify deviations from expected results, which is used in assessing performance and deciding where to reinvest profits and allocate resources predominantly in the annual budget and forecasting process. Significant segment expenses regularly provided to the CODM are those presented on the condensed consolidated statement of operations. These significant segment expenses include cost of sales, research and development, sales and marketing, and general and administrative. Additional significant segment expenses that are not separately presented in the condensed consolidated statement of operations include stock-based compensation, depreciation expense, and amortization of acquired intangible assets, which are presented in the condensed consolidated statement of cash flows. Other segment items that are presented on the condensed consolidated statements of operations include investment income, net, interest income (expense), net, income tax expense, and non-recurring items such as impairment of long-lived and indefinite-lived assets, and other operating income.
The measure of segment assets provided to and reviewed by the CODM is reported on the consolidated balance sheet as total assets. Long-lived assets located in countries outside the U.S. are not significant.
The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
United States	$755,829	$652,542	$1,411,027	$1,245,533
Outside of United States	55,256	46,722	106,843	91,255
Total revenues	$811,085	$699,264	$1,517,870	$1,336,788

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(16) INCOME TAXES
The Company recorded income tax expense of $1.1 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. The Company recorded income tax expense of $1.4 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively. The Company’s income tax expense recorded during the three and six months ended June 30, 2025 is primarily related to current foreign and state tax expense. A deferred tax liability of $6.2 million and $7.2 million was recorded as of June 30, 2025 and December 31, 2024, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $47.0 million and $43.3 million of unrecognized tax benefits at June 30, 2025 and December 31, 2024, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of June 30, 2025, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2025, and to state income tax examinations for the tax years 2005 through 2025. No interest or penalties related to income taxes have been accrued or recognized as of June 30, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent several provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of domestic research and development costs, and the limitation on business interest expense. The legislation also introduces modifications to the international tax framework. The provisions of the OBBBA have varying effective dates, with certain provisions effective beginning in 2025 and others phased in through 2027. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements, including its deferred tax assets and liabilities, valuation allowance, and overall effective tax rate.

(17) SUBSEQUENT EVENTS
On July 22, 2025, the Company committed to a plan to restructure certain support functions (the “Restructure”), as part of a multi-year productivity plan (the “Plan”). The Plan includes several initiatives that will drive sustainable growth, improve operating leverage, and amplify the Company's ability to invest in innovation and serve more patients. These savings will primarily come from general and administrative efficiencies, that in addition to restructuring certain support functions, include external spend optimization, and accelerating the use of artificial intelligence and automation in core operations. The Company currently expects the Restructure will result in general and administrative costs of approximately $30 million throughout the second half of 2025 and 2026, a majority of which will be incurred in the third quarter of 2025, primarily related to employee termination costs and consulting fees. These estimates and the timing thereof, are subject to a number of assumptions and actual results may differ from current expectations. The Company may also record other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the initiatives.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On August 4, 2025, the Company entered into a Collaboration and License Agreement (the “Agreement”) with Freenome Holdings, Inc. (“Freenome”), under which the Company and Freenome will collaborate to develop and commercialize certain blood-based screening and diagnostic products (“Collaboration Products”) for colorectal cancer (“CRC”). Beginning from the execution of the Agreement, the Company has co-exclusive rights to commercialize Freenome’s existing CRC screening test as a laboratory developed test in the United States (the “Field”). Upon the later of (1) certain requirements related to antitrust clearance being satisfied (the “Antitrust Clearance Date”) and (2) receipt of first-line U.S. Food and Drug Administration (“FDA”) approval for a Collaboration Product, the Company will obtain exclusive rights to commercialize such Collaboration Product in the in the Field. Under the terms of the Freenome Agreement, the Company is obligated to pay to Freenome $75.0 million in cash upon the earlier to occur of (1) the Antitrust Clearance Date and (2) November 3, 2025. Up to an additional $700.0 million will be payable based upon the achievement of certain development and regulatory milestones. In addition, the Company will be obligated to pay Freenome royalty payments on net sales of Collaboration Products ranging from 0% to 10% depending on the test’s profitability to the Company and subject to customary royalty stacking provisions. Pursuant to the Freenome Agreement, the Company also agreed to a research and development commitment under which, beginning on the Antitrust Clearance Date, the Company will contribute $20.0 million in development costs annually over three years. If the Freenome Agreement is terminated pursuant to certain provisions related to antitrust laws, the Company may be entitled to a refund of the Upfront Payment or receive Freenome securities with a value of $75 million. The Company also entered into a note purchase agreement with Freenome under which the Company agreed to purchase from Freenome a $50.0 million senior convertible note with a 5.0% coupon rate due in 2030.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results,including the anticipated impacts of restructuring and cost reduction initiatives; expectations for development or launching of new or improved products and services and their adoption and impact on patients; insurance reimbursement potential; our strategies, clinical trials, commercialization efforts, positioning, competition, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions and collaborative and licensing arrangements, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions, and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions, and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully develop and commercialize new products and services and assess potential market opportunities; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our reliance upon certain suppliers; our ability to retain and hire key personnel; approval and maintenance of adequate reimbursement rates for our products and services within and outside of the U.S.; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; changes in government policies, laws, regulations, and staffing; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to protect and enforce our intellectual property; our success establishing and maintaining collaborative, licensing and supplier arrangements; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of changing macroeconomic conditions and geopolitical conflict; the possibility that the anticipated benefits from our business acquisitions or collaborative or licensing arrangements will not be realized in full or at all or may take longer to realize than expected; the possibility that the anticipated benefits from our restructuring and cost reduction initiatives will not be realized in full or at all or may take longer to realize than expected; the outcome of any potential litigation or legal proceedings; and our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2024 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
During the second quarter of 2025, we achieved many critical milestones, including:
•delivering tests results to more than 1.3 million people with our portfolio of cancer tests,
•growing total revenue 16% year-over-year while decreasing operating expenses as a percentage of revenue,
•obtaining Medicare reimbursement for OncodetectTM, our molecular residual disease (“MRD”) test, through the Molecular Diagnostics Services Program (“MolDX”) effective April 2025 for serial use in patients with stage II, III, and resectable stage IV colorectal cancer in the adjuvant and recurrence monitoring settings over a five-year period,
•entered into an exclusive license agreement with Freenome Holdings, Inc. (“Freenome”) for blood-based colorectal cancer screening tests in August 2025, and
•being recognized as a Great Place to Work for the seventh year in a row.

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
Our flagship screening product, the Cologuard test, is a patient-friendly, non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Upon approval by the U.S. Food and Drug Administration (“FDA”) in August 2014, our Cologuard test became the first and only FDA-approved sDNA non-invasive colorectal cancer (“CRC”) screening test. Our Cologuard test is now indicated for average risk adults 45 years of age and older. The FDA approved our Cologuard Plus test for adults ages 45 and older of average risk for colorectal cancer in October 2024, and we launched this test in late March 2025.
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
Riskguard®, our hereditary cancer test, helps people understand their inherited risk of cancer, arming them with critical information to make more informed treatment decisions.

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
•Cologuard Plus - Our Cologuard Plus test, which was developed in collaboration with Mayo Foundation for Medical Education and Research (“Mayo”), was launched in late March 2025. The Cologuard Plus test is covered by Medicare and included in the U.S. Preventive Services Taskforce (“USPSTF”) guidelines as a recommended stool-based screening option. The test features novel biomarkers, improved laboratory processes, and enhanced sample stability, and detects colorectal cancers and precancerous polyps with even greater sensitivity than our Cologuard test while reducing false positives by nearly 40%. Results from the pivotal BLUE-C study published in the New England Journal of Medicine in March 2024 showed 95% overall cancer sensitivity and 43% sensitivity for advanced precancerous lesions at 94% specificity when age-weighted to the U.S. population with no findings on colonoscopy. In October 2024, the FDA approved our Cologuard Plus test for adults ages 45 and older of average risk for colorectal cancer.
•Oncodetect - Our tumor-informed Oncodetect MRD test is designed to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. This test is expected to help patients and oncologists understand the success of initial treatment, guide further treatment, and monitor for cancer recurrence. Results from the Alpha-CORRECT study, which primarily included patients with stage III colorectal cancer, showed our Oncodetect test achieved 78% sensitivity at the post-surgical timepoint and 91% sensitivity during the surveillance monitoring period, with specificities of 80% and 94%, respectively. In January 2025, complete findings from Alpha-CORRECT were published in the Journal of Surgical Oncology. Results from our Beta-CORRECT study, which we presented at the 2025 American Society of Clinical Oncology Annual Meeting, confirm a significant association between MRD positivity and recurrence in patients with stages II through IV colorectal cancer. Our Oncodetect test was launched as a laboratory developed test (“LDT”) in April 2025, and based on results from the aforementioned studies, obtained Medicare reimbursement through the MolDX program effective April 2025 for serial use in patients with stage II, III, and resectable stage IV colorectal cancer in the adjuvant and recurrence monitoring settings over a five-year period.
•CancerguardTM - Our Cancerguard test is designed to detect multiple cancers in their earliest stages from a single blood draw. Building on decades of research with Mayo and The Johns Hopkins University, the Cancerguard test combines multiple biomarker classes for earlier cancer detection, provides high specificity to help minimize false positives, and utilizes a streamlined imaging-based diagnostic pathway to reduce follow-up procedures. In November 2024, results from a multi-center, prospective, case-control ASCEND-2 study showed 60% overall sensitivity at 98.5% specificity when excluding cancer organ types with average-risk standard of care screening, and 67% overall sensitivity for the six most aggressive cancer organ types with the shortest 5-year survival rate. We expect to launch Cancerguard, an LDT version of this test, in the third quarter of 2025.
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

We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening. We are working to develop a blood-based screening test for colorectal cancer. In August 2025, we announced initial results for an internal version of our CRC blood test, showing sensitivities of 73% for CRC and 14% for advanced precancerous lesions at 90% specificity. This test included three methylation markers and a protein marker. It did not include the additional marker class presented at the European Society for Medical Oncology 2024 Congress. Internal testing and evaluation are ongoing. In August 2025, we acquired exclusive rights to the current and future versions of Freenome's blood-based colorectal cancer screening tests as well as the underlying technology, subject to regulatory approvals.
•MRD Test Development. In addition to the evidence supporting Oncodetect in colorectal cancer, we plan to validate our Oncodetect test in breast cancer, and subsequently, in multiple other solid tumor types. We also expect to enhance our MRD test by leveraging the Broad Institute’s Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology, which we secured exclusive rights to in June 2023 through a sponsored research and license agreement. In 2026, we expect to introduce a next-generation version of this test leveraging the MAESTRO technology.
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

Key Trends and Uncertainties
Multi-year Productivity Plan
In August 2025, we announced our multi-year productivity plan. The plan is central to achieving our long-term financial goals. These initiatives will drive sustainable growth, improve operating leverage, and amplify our ability to invest in innovation and serve more patients by delivering more than $150 million in expected annual savings by 2026. These savings will primarily come from general and administrative efficiencies through external spend optimization, restructuring support functions, and accelerating the use of artificial intelligence and automation in core operations. We began incurring insignificant costs related to certain of these initiatives in the fourth quarter of 2024. We currently expect to incur restructuring and transformation costs of approximately $105 million to $120 million throughout 2025 and 2026, primarily related to employee termination costs and consulting and implementation fees. Approximately $40 million of those costs related to various initiatives were incurred in the first half of 2025, which were primarily included in general and administrative expenses for the three and six months ended June 30, 2025.
Product Opportunities
We estimate there are up to 55 million Americans that are not up to date with their colon cancer screenings. The capacity for screening colonoscopies in the U.S. is relatively fixed because it is dependent on the number of gastroenterologists available to perform the procedures. Health systems, payers, and health care providers are motivated to increase screening rates because they are measured as part of the Healthcare Effectiveness Data and Information Set (“HEDIS”) and Medicare Stars quality measure systems. More health systems and payers are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures through large, organized screening programs including our care gap programs. We aim to partner with them to implement our Cologuard test within these programs as a solution for patients who infrequently visit their health care provider. Cologuard test utilization is increasing in this setting, helping us screen more Americans.
In June 2025, the U.S. Supreme Court affirmed Section 2713 of the Patient Protection and Affordable Care Act (“ACA”) mandate that certain health insurers cover, without imposing any patient cost-sharing, evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of the USPSTF, which includes our Cologuard and Cologuard Plus tests, in its decision in the Kennedy v. Braidwood Management case. This ruling confirms that there will be no disruption in coverage of our Cologuard and Cologuard Plus tests, reinforces the value of evidence-based preventive care, and solidifies our Cologuard and Cologuard Plus tests as valuable assets for payers in improving health outcomes.
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
Macroeconomic Conditions
While factors such as inflation, exchange rate fluctuations, higher interest rates, and recently imposed tariffs have not materially impacted our results of operations as of June 30, 2025, we are uncertain how these factors may impact our future operating results, including through the impact of consumer or medical provider behavior or by adversely impacting the operations of our suppliers.

Results of Operations
We have incurred losses since our inception and, as of June 30, 2025, we had an accumulated deficit of approximately $4.60 billion. While our operating results have continued to improve, it is possible we may never become profitable or sustain profitability.

Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and PreventionGenetics, LLC tests while our Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.

	Three Months Ended June 30,
Amounts in thousands	2025	2024	Change	% Change
Screening	$628,481	$531,606	$96,875	18.2%
Precision Oncology	182,604	167,658	14,946	8.9%
Total	$811,085	$699,264	$111,821	16.0%

	Six Months Ended June 30,
Amounts in thousands	2025	2024	Change	% Change
Screening	$1,168,488	$1,006,404	$162,084	16.1%
Precision Oncology	349,382	330,384	18,998	5.8%
Total	$1,517,870	$1,336,788	$181,082	13.5%
The increase in Screening revenue for the three and six months ended June 30, 2025 was primarily due to an increase in the number of completed Cologuard tests despite the significant increase in flu cases compared to prior years, which adversely impacts health care providers’ capacity for preventative care with their patients. This was primarily driven by increases in rescreen rates, care gap programs, and growth in new ordering providers.
The increase in Precision Oncology revenue was primarily due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally. The increase in completed Oncotype DX breast cancer tests was led by an increased number of ordering providers outside the U.S., particularly in Japan. In addition, we recognized sublicense revenue of $7.5 million for the three and six months ended June 30, 2025 under a sublicense agreement executed in the second quarter of 2025 related to technology originally licensed from TwinStrand in the third quarter of 2024.
Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in our condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024. The impacts to revenue related to change in transaction price are a function of differences in realized collections compared to original estimates, which includes upward adjustments stemming from optimizations in our reimbursement operations and downward adjustments from things such as payer denials.
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

	Three Months Ended June 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Cost of sales	$248,632	30.7%	$210,948	30.2%	$37,684	17.9%
Gross profit and gross margin	562,453	69.3%	488,316	69.8%	74,137	15.2%

	Six Months Ended June 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Cost of sales	$454,870	30.0%	$402,149	30.1%	$52,721	13.1%
Gross profit and gross margin	1,063,000	70.0%	934,639	69.9%	128,361	13.7%
The increase in cost of sales for the three and six months ended June 30, 2025 was primarily due to an increase in production costs, which was a result of an increase in completed Cologuard and Oncotype tests. Gross margin was consistent for the three and six months ended June 30, 2025 compared to the same periods in 2024, primarily due to efficiencies gained in our personnel and lab automation from increased Cologuard test volume, which was partially offset by the timing of orders under certain of our care gap programs. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.
Research and development, sales and marketing, and general and administrative expenses, including each item as a percentage of revenue, consisted of the following:

	Three Months Ended June 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Research and development	$108,901	13.4%	$121,145	17.3%	$(12,244)	(10.1)%
Sales and marketing	247,118	30.5%	211,552	30.3%	35,566	16.8%
General and administrative	208,582	25.7%	177,524	25.4%	31,058	17.5%

	Six Months Ended June 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Research and development	$214,211	14.1%	$232,014	17.4%	$(17,803)	(7.7)%
Sales and marketing	511,428	33.7%	429,332	32.1%	82,096	19.1%
General and administrative	429,268	28.3%	397,176	29.7%	32,092	8.1%
Research and development expenses. Research and development expenses consist of costs incurred to develop new or enhance existing products and services, which primarily includes personnel costs including stock-based compensation, clinical study programs, materials and infrastructure costs, depreciation and amortization, and allocated facility and overhead costs. For the three and six months ended June 30, 2025 and 2024, research and development costs incurred primarily related to the development of our colorectal cancer, MRD, and MCED tests. Research and development expenses decreased for the three and six months ended June 30, 2025 primarily due to the termination of a license agreement with The Translational Genomics Research Institute, which resulted in the recognition of an expense of $25.8 million in the second quarter of 2024. This decrease in research and development expenses was partially offset by an increase in resources needed to support our ongoing clinical studies as our pipeline tests approach commercialization as discussed in the Recent & Upcoming Test Launches section above. We expect that research and development expenses will generally increase in future periods as we continue to enhance our current products and invest in our pipeline.
Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs including stock-based compensation and commissions for our sales force, marketing costs, customer-oriented support activities, depreciation and amortization expense, and allocated facility and overhead costs. Sales and marketing expenses increased for the three and six months ended June 30, 2025 due to continued investment in high impact sales and marketing opportunities. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in efforts to increase adoption of current products and support the launches of new products. We expect these expenses will continue to decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services. Refer to Note 1 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Notes to Condensed Consolidated Financial Statements”) for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.
General and administrative expenses. General and administrative expenses include costs associated with our corporate support functions, which primarily includes personnel costs including stock-based compensation, legal and professional service fees, depreciation and amortization, and allocated facility and overhead costs. General and administrative expenses increased for the three and six months ended months ended June 30, 2025 in comparison to the three and six months ended June 30, 2024 primarily due to the change in fair value of our outstanding contingent consideration liabilities. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for further discussion of our outstanding contingent consideration liabilities. The decrease in general and administrative expenses as a percentage of revenue for the six months ended June 30, 2024 is primarily due to efficiencies gained in our personnel and information technology systems and a reduction in other discretionary spend as we continue to implement cost savings measures. We expect general and administrative expenses will stabilize and decrease over time as we continue to leverage efficiencies in our personnel and information technology systems. Refer to Note 1 of our Notes to Condensed Consolidated Financial Statements for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.
Other operating and non-operating expense (income) items consisted of the following:

	Three Months Ended June 30,
Amounts in thousands	2025	2024	Change
Impairment of long-lived and indefinite-lived assets	$—	$8,152	$(8,152)
Other operating income	—	(3,800)	3,800
Investment income, net	(11,926)	(11,801)	(125)
Interest income (expense), net	9,835	(111)	9,946
Income tax expense	1,128	1,463	(335)

	Six Months Ended June 30,
Amounts in thousands	2025	2024	Change
Impairment of long-lived and indefinite-lived assets	$6,251	$12,598	$(6,347)
Other operating income	—	(3,532)	3,532
Investment income, net	(16,923)	(18,014)	1,091
Interest income (expense), net	19,813	7,832	11,981
Income tax expense	1,352	3,269	(1,917)
Impairment of long-lived and indefinite-lived assets. The impairment charges recorded during the six months ended June 30, 2025 and three and six months ended June 30, 2024 related to certain of our domestic facilities and corresponding leasehold improvements.
Other operating income. The income recorded for the three and six months ended June 30, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test (“GPS test”) to MDxHealth SA (“MDxHealth”).

Investment income, net. The investment income recorded for the three and six months ended June 30, 2025 and 2024 was primarily due to gains recorded on our marketable securities.
Interest income (expense), net. Interest expense recorded from our outstanding convertible notes totaled $8.2 million and $8.4 million for the three months ended June 30, 2025 and 2024, respectively and $16.5 million and $14.7 million for the six months ended June 30, 2025 and 2024, respectively. Interest income (expense), net for the three and six months ended June 30, 2024 included a net gain on settlement of convertible notes of $10.3 million. The convertible notes are further described in Note 9 of our Notes to Condensed Consolidated Financial Statements.
Income tax expense. Income tax expense for the three and six months ended June 30, 2025 and 2024 was primarily related to current foreign and state tax expense.
Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public and private offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at June 30, 2025, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
In January 2025, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”), which provides us with access to $500.0 million on a revolving basis, including a letter of credit sublimit. The Revolving Credit Agreement also provides for uncommitted incremental facilities in an amount up to $200.0 million plus an unlimited additional amount so long as we are in pro forma compliance with certain financial covenants. The Revolving Credit Agreement expires in January 2028. As of June 30, 2025, we have not drawn any funds under the Revolving Credit Agreement. The Revolving Credit Agreement is further described in Note 8 of our Notes to Condensed Consolidated Financial Statements.
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
Cash, Cash Equivalents and Marketable Securities
As of June 30, 2025, we had approximately $657.1 million in unrestricted cash and cash equivalents and approximately $201.3 million in marketable securities.
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
Cash Flows

	Six Months Ended June 30,
Amounts In millions	2025	2024
Net cash provided by operating activities	$119.8	$24.8
Net cash provided by (used in) investing activities	190.5	(318.6)
Net cash provided by (used in) financing activities	(260.7)	221.6

Operating activities
The increase in cash provided by operating activities for the six months ended June 30, 2025 was primarily due to an increase in revenue and gross margin, decrease in our operating expenses as a percentage of revenue, and timing and magnitude of our cash outflows on our accounts payable and accrued liabilities including lower disbursements related to incentive-based compensation arrangements that were accrued as of December 31, 2024. This was partially offset by an increase in cost of sales to support the increase in revenue as discussed in the Results of Operations section above and slower than normal collections on our accounts receivable due to the expected billing delays with Centers for Medicare and Medicaid Services (“CMS”) associated with the launch of our Cologuard Plus test, which we expect to bill in the third quarter of 2025.
Investing activities
The increase in cash provided by investing activities was due to allocating more funds to money market accounts and reducing our investments in fixed income securities, allowing us to meet our liquidity needs for financing activities for the six months ended June 30, 2025 as further discussed below. In addition, we received a payment of $28.0 million in the second quarter of 2025 in settlement of a portion of our contingent consideration receivable related to the sale of the intellectual property and know-how related to our GPS test to MDxHealth.
Financing activities
The increase in cash used in financing activities was primarily due to payments of $249.2 million on settlement of our previously outstanding convertible notes due in 2025 (“2025 Notes”) upon maturity in January 2025 and a cash payment of $19.0 million in settlement of the contingent consideration liability related to our acquisition of Ashion Analytics, LLC. In comparison, we received proceeds of $266.8 million from the issuance of convertible notes in the second quarter of 2024. The increase in cash used in financing activities was partially offset by a payment of $50.0 million in settlement of our previously outstanding accounts receivable securitization facility upon maturity in June 2024.
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2024 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2024 Form 10-K. Other than the matters described below, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the six months ended June 30, 2025.
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
As of June 30, 2025, we had no off-balance sheet arrangements.

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
Recent Accounting Pronouncements
See Note 1 of our Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of June 30, 2025 and December 31, 2024 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of June 30, 2025, we had no outstanding variable rate debt. If we were to draw down amounts under our Revolving Credit Agreement, we would be impacted by increases in prevailing market interest rates. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of June 30, 2025, we had open foreign currency forward contracts with notional amounts of $50.8 million. Although the impact of currency fluctuations on our financial results has been insignificant in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in the 2024 Form 10-K and subsequently filed Quarterly Report on Form 10-Q.
We rely on strategic collaborative and licensing arrangements with third parties to develop critical intellectual property. We may not be able to successfully establish and maintain such collaborative and license agreements.
The development and commercialization of our products and services rely, directly or indirectly, upon strategic collaborations and licensing agreements with third parties. We have collaborative and licensing arrangements with Mayo Foundation for Medical Education and Research, under which Mayo provides us with certain exclusive and non-exclusive intellectual property rights and ongoing product development and research and development assistance, and with Freenome Holdings, Inc., under which we acquired exclusive rights in the United States to current and future versions of Freenome’s blood-based, CRC screening tests, subject to regulatory approval (the “Freenome Agreement”). In addition, we have licensing agreements with other partners that provide us with intellectual property and other business rights crucial to our product development and commercialization. We have incorporated licensed technology into our commercialized tests and expect to continue relying on, and incorporating, licensed technology into our pipeline products. Our dependence on licensing, collaboration, and other similar agreements with third parties may subject us to a number of risks. There can be no assurance that any current contractual arrangements between us and third parties or between our strategic partners and other third parties will be continued on materially similar terms and will not be breached or terminated early. Any failure to obtain or retain the rights to necessary technologies on acceptable commercial terms could require us to re-configure our products and services, which could negatively impact their commercial sale or increase the associated costs, either of which could materially harm our business and adversely affect our future revenues and ability to achieve sustained profitability. We may not be able to realize the anticipated benefits from our collaboration agreements, and our investment into the licenses may lose value for any number of reasons.
Under our collaboration and license agreement with Freenome, we will obtain exclusive rights under that agreement only when (1) certain FDA approvals are obtained and (2) the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired or been terminated; provided that at such time no judicial or administrative proceeding or government investigation opposing consummation of the transaction has been initiated (the “Antitrust Clearance Date”). The Freenome Agreement also contains termination provisions under which either party can terminate the agreement if antitrust regulators seek to enjoin the transaction or if the Antitrust Clearance Date has not occurred within 365 days following submission of required regulatory filings (subject to certain extension rights). There can be no assurance that these provisions will not result in our failure to secure the expected exclusive license under the agreement. The value of our license rights under the Freenome agreement also depends to a significant extent upon Freenome’s ability to meet certain development and regulatory milestones, which may never be met. If these milestones are not met, it is likely that our investment will not yield the anticipated benefits.

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
We may become dependent on additional single- or limited-source suppliers, or become increasingly dependent on existing suppliers, as we expand and develop our product and service pipeline. For example, Phillips-Medisize, LLC (“Phillips”) is now our sole source provider of Cologuard test kit manufacturing and our OncoExTra test is currently only validated to be performed on Illumina’s sequencing platform, and the MRD and MCED tests we expect to launch in 2025 will similarly utilize this platform. We also rely on Hamilton Company (“Hamilton”) to provide us laboratory equipment and related supplies (such as racking and pipette tips) necessary to perform certain critical steps in our clinical laboratory tests, including our Cologuard and precision oncology tests. Although other companies may offer viable alternative platforms, we have invested significant capital, time and expertise to procure Phillips, Illumina, and Hamilton machines and to optimize their use in our tests.
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
We must navigate complex and evolving healthcare regulations, which control how we conduct our business and how we are paid. Existing legislation, and possible future legal and regulatory changes, including potential repeal or modification of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”), could materially change the structure and finances of the health insurance system and the methodology for reimbursing medical services, drugs, and devices, including our current and future products and services. The ACA has also been the subject of various legal challenges and if the plaintiffs in any case challenging the ACA are ultimately successful insurance coverage for our tests could be materially and adversely affected. For example, in June 2024, the Fifth Circuit Court of Appeals in Braidwood Management v. Becerra affirmed a district court ruling that the ACA’s requirement that insurance cover certain preventive services without cost sharing is unconstitutional. However, in June 2025, the Supreme Court overruled the Fifth Circuit holding in Braidwood v. Becerra and affirmed the ACA’s requirement that insurance cover certain preventive services in its ruling now captioned as Kennedy v. Braidwood Management Inc. Future healthcare reforms, which may intend to reduce healthcare costs, may have the effect of discouraging third-party payers from covering certain kinds of medical products and services, particularly newly developed technologies, like those we have developed in the past or we may develop in the future. We cannot predict whether future healthcare reform initiatives will be implemented at the federal or state level or the effect any such future legislation or regulation will have on us. The taxes imposed by new legislation, cost reduction measures and the expansion or contraction in the government’s role in the U.S. healthcare industry may result in decreased profits to us, which may adversely affect our business, financial condition, and results of operations.
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
Coverage of our Cologuard and Cologuard Plus tests and other screening or diagnostic products that we may develop may also depend, in whole or in part, on whether payers determine, or courts and/or legislative or regulatory authorities determine, coverage is required under applicable federal or state laws mandating coverage of certain cancer screening or diagnostic services. For example, while we believe the ACA requires most health insurers to cover our Cologuard and Cologuard Plus tests for most patients between the ages of 45 and 75 without patient cost-sharing, some health insurers have disagreed and determined not to cover our Cologuard and Cologuard Plus tests and others may take that position in the future. Further, states may decide to modify their laws, which may include repeal of those coverage mandates that we believe currently apply to our Cologuard and Cologuard Plus tests.
Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system could have an adverse effect on our business, financial condition, results of operations and prospects.
In the United States, there have been and continue to be a number of legislative and regulatory initiatives to contain healthcare costs. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the U.S. healthcare system, some of which are intended to contain or reduce the costs of medical products and services, including our own products. For example, on July 4, 2025, the “One Big Beautiful Bill Act,” (“OBBBA”), was signed into law, and is expected to reduce the number of enrollments in Medicaid and ACA marketplace exchanges. Expiring ACA enhanced advanced premium tax credits may also contribute to a decline in enrollments. Future healthcare reforms and cost controls by payers and providers may affect our product sales revenue.

We expect additional state and federal healthcare policies and reform measures to be adopted in the future, due to federal legislative and regulatory changes, any of which could result in reduced demand for our products or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. Additionally, reductions or turnover in government staff could delay, or change the outcome of, approvals, decisions, services or other government actions on which our business relies, and the substance of regulatory supervision may be influenced through the appointment of individuals to the regulatory authorities with jurisdiction over our products and operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or whether any future legislation or regulation in the United States or staffing changes at government agencies may negatively affect our business, financial condition, results of operations and prospects. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect our ability to set a price that we believe is fair for our products, our ability to generate revenue and achieve or maintain profitability and the availability of capital. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our products, which may prevent us from being able to generate additional revenue or attain profitability.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions and may experience business disruptions associated with restructuring and transformation activities.
Portions of our business have been, and may in the future be, the subject of restructuring, optimization and cost reduction initiatives. For example, we recently announced our multi-year productivity plan. While we are undertaking these actions, as well as any future initiatives, with the goal of realizing potential efficiencies, we may not be successful in achieving efficiencies and cost reduction benefits we expect in full or at all. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional transformation and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other business plans might be adversely affected, and we could experience business disruptions, if our restructuring and transformation efforts and our cost reduction activities prove ineffective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Freenome Collaboration and License Agreement
On August 4, 2025, we and Freenome Holdings, Inc. entered into a Collaboration and License Agreement (the “Freenome Agreement”), under which we will collaborate with Freenome to develop and commercialize certain blood-based screening and diagnostic products (“Collaboration Products”) for colorectal cancer (“CRC”). Upon the later of (1) the Antitrust Clearance Date (as defined below) and (2) receipt of first-line U.S. Food and Drug Administration (“FDA”) approval for a Collaboration Product, we will obtain exclusive rights to commercialize such Collaboration Product in the United States (the “Field”). The “Antitrust Clearance Date” will occur when the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has expired or been terminated; provided that at such time no judicial or administrative proceeding or government investigation opposing consummation of the transaction has been initiated. Beginning from the execution of the Freenome Agreement, we have co-exclusive rights to commercialize Freenome’s existing CRC screening test as a laboratory developed test in the Field.

We are obligated to make an upfront payment to Freenome of $75 million (the “Upfront Payment”) upon the earlier to occur of (1) the Antitrust Clearance Date and (2) November 3, 2025. Additional amounts will be payable by us to Freenome upon the achievement of certain milestones: (1) $100 million will be payable upon first-line FDA approval for the first version test, (2) $100 million will be payable upon first-line FDA approval for a next-generation test to be performed in our lab, contingent on performance benchmarks such as ≥19% APL sensitivity and ≥83% overall CRC sensitivity, provided a reduced payment would be payable for certain performance levels below such benchmarks (“Development Milestone Event #2”), and (3) $500 million will be payable upon a Collaboration Product that has been transferred to our lab either (i) receiving a first-line A or B test rating in the United States Preventive Services Taskforce (“USPSTF”) guidelines or (ii) meeting certain payer contracted coverage requirements, provided a reduced payment would be payable based on receiving a second-line A or B test rating in the USPSTF guidelines. In addition, we will pay Freenome royalty payments on net sales of Collaboration Products ranging from 0% to 10% depending on the test’s profitability to the Company and subject to customary royalty stacking provisions. Pursuant to the Freenome Agreement, we also agreed to a research and development commitment under which, beginning upon the Antitrust Clearance Date, we will contribute $20 million in development costs annually over three years. The Freenome Agreement contains customary termination provisions including a provision (the “Antitrust Termination Provision”) that allows either party to terminate the Agreement if antitrust regulators seek to enjoin the transaction or if the Antitrust Clearance Date has not occurred within 365 days following submission of required regulatory filings (subject to certain extension rights). If the Freenome Agreement is terminated pursuant to the Antitrust Termination Provision, we may be entitled to a refund of the Upfront Payment or Freenome securities with a value of $75 million. In addition, (1) we have the right to terminate the Freenome Agreement (A) if certain development or commercial milestones are not satisfied and (B) for convenience following the earlier of completion of Development Milestone Event #2 and January 1, 2028, and (2) Freenome has the right to terminate the Agreement if we commercially launch a blood-based CRC screening test other than a Collaboration Product.
Additionally, we agreed to purchase a $50 million convertible promissory note from Freenome.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On May 27, 2025, Jacob Orville, our Executive Vice President, General Manager, Screening, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 5,000 shares of our common stock. The arrangement’s expiration date is November 28, 2025, subject to early termination for certain specified events set forth in the arrangement.
Employment Agreement Amendments
On August 5, 2025, following a review by the Company’s Human Capital Committee of severance benefits contained in the employment agreements of the Company’s executive officers compared to the Company’s compensation peer group, the Company entered into amendments to the employment agreements of each of Brian Baranick, Aaron Bloomer, Sarah Condella and Jake Orville. The amendments modified the employment agreements to provide that, if the Company initiates the individual’s “separation from service” without “cause” or if the individual initiates “separation from service” for “good reason,” then (each such quoted term as defined in the applicable employment agreement), the time vesting and exercisability of the portion of the Employee’s Equity Awards (other than Performance Awards) that would have vested within twenty-four months following termination of employment shall accelerate based on the individual’s years of service to the Company. Based on years of service, acceleration amounts may range from zero to 100%.
The foregoing severance benefits are subject to the individual executing and not revoking a waiver and release of claims in favor of the Company and its affiliates.
Departure of Director
On August 5, 2025, Daniel Levangie resigned from the Company’s Board of Directors for his retirement. Mr. Levangie’s decision to resign was not the result of any disagreement with the Company on matters relating to the Company’s operations, policies or practices. The Company extends its deepest gratitude to Mr. Levangie for his distinguished service to the Board and lasting contributions to the Company.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Certificate of Amendment, dated July 23, 2020, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Certificate of Amendment, dated June 9, 2023, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	6/12/2023	001-35092

3.4	Seventh Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.2)	6/12/2023	001-35092

10.1*	Exact Sciences Corporation 2025 Omnibus Long-Term Incentive Plan		8-K (Exhibit 10.1)	6/16/2025	001-35092

10.2*	Amendment to the Amended and Restated Exact Sciences Corporation Employee Stock Purchase Plan (as amended and restated on July 31, 2024)		8-K (Exhibit 10.1)	6/16/2025	001-35092

10.3*	The Registrant's 2025 Omnibus Long-Term Incentive Plan Form Deferred Stock Unit Award Agreement	X

10.4*	Second Amendment to Employment Agreement, dated August 5, 2025, by and between Brian Baranick and the Registrant	X

10.5*	Second Amendment to Employment Agreement, dated August 5, 2025, by and between Aaron Bloomer and the Registrant	X

10.6*	Third Amendment to Employment Agreement, dated August 5, 2025, by and between Sarah Condella and the Registrant	X

10.7*	Second Amendment to Employment Agreement, dated August 5, 2025, by and between Jake Orville and the Registrant	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended June 30, 2025 filed on August 6, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended June 30, 2025, filed with the Securities and Exchange Commission on August 6, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: August 6, 2025	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Aaron Bloomer
Aaron Bloomer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)