Form 10-Q
period 2025-09-30
EXACT SCIENCES CORP
filed 2025-11-03
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 189,471,298 shares of common stock outstanding.

EXACT SCIENCES CORPORATION

EXACT SCIENCES CORPORATION
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share data - unaudited)
Part I — Financial Information

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$789,037	$600,889
Marketable securities	214,058	437,137
Accounts receivable, net	306,051	248,968
Inventory	164,784	162,383
Prepaid expenses and other current assets	116,796	122,046
Total current assets	1,590,726	1,571,423
Long-term Assets:
Property, plant and equipment, net	704,065	693,673
Operating lease right-of-use assets	121,114	116,952
Goodwill	2,368,028	2,366,676
Intangible assets, net	941,200	1,009,693
Other long-term assets, net	174,876	169,722
Total assets	$5,900,009	$5,928,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,356	$89,572
Accrued liabilities	408,774	328,292
Operating lease liabilities, current portion	31,851	27,405
Convertible notes, net, current portion	—	249,153
Other current liabilities	14,279	37,765
Total current liabilities	584,260	732,187
Long-term liabilities:
Convertible notes, net, less current portion	2,325,637	2,321,067
Other long-term liabilities	324,807	315,503
Operating lease liabilities, less current portion	163,886	157,133
Total liabilities	3,398,590	3,525,890
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000; shares issued and outstanding—no shares at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value Authorized—400,000,000; shares issued and outstanding—189,452,459 and 185,616,438 shares at September 30, 2025 and December 31, 2024	1,896	1,857
Additional paid-in capital	7,116,306	6,899,368
Accumulated other comprehensive income (loss)	3,243	(944)
Accumulated deficit	(4,620,026)	(4,498,032)
Total stockholders’ equity	2,501,419	2,402,249
Total liabilities and stockholders’ equity	$5,900,009	$5,928,139
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$850,739	$708,655	$2,368,609	$2,045,443

Cost of sales	266,810	217,170	721,680	619,319
Gross profit	583,929	491,485	1,646,929	1,426,124

Operating expenses
Research and development	117,290	101,487	331,501	333,501
Sales and marketing	250,228	220,264	761,656	649,596
General and administrative	241,413	193,539	670,681	590,715
Impairment of long-lived and indefinite-lived assets	543	18,698	6,794	31,296
Total operating expenses	609,474	533,988	1,770,632	1,605,108

Other operating income	—	3,100	—	6,632
Loss from operations	(25,545)	(39,403)	(123,703)	(172,352)

Other income (expense)
Investment income, net	17,577	11,582	34,500	29,596
Interest expense, net	(9,789)	(9,607)	(29,602)	(17,439)
Total other income	7,788	1,975	4,898	12,157

Net loss before tax	(17,757)	(37,428)	(118,805)	(160,195)

Income tax expense	(1,837)	(808)	(3,189)	(4,077)

Net loss	$(19,594)	$(38,236)	$(121,994)	$(164,272)

Net loss per share—basic and diluted	$(0.10)	$(0.21)	$(0.65)	$(0.89)

Weighted average common shares outstanding—basic and diluted	189,262	184,795	188,335	183,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(19,594)	$(38,236)	$(121,994)	$(164,272)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	145	3,700	(14)	2,775
Foreign currency adjustment	12	1,873	4,201	427
Comprehensive income (loss)	$(19,437)	$(32,663)	$(117,807)	$(161,070)
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2025	185,616,438	$1,857	$6,899,368	$(944)	$(4,498,032)	$2,402,249
Exercise of common stock options, net of shares withheld for taxes	35,349	—	(422)	—	—	(422)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	2,149,825	22	(4,245)	—	—	(4,223)
Issuance of common stock to fund the Company’s 2024 401(k) match	793,057	8	43,935	—	—	43,943
Stock-based compensation expense	—	—	54,618	—	—	54,618
Net loss	—	—	—	—	(101,215)	(101,215)
Other comprehensive income	—	—	—	1,957	—	1,957
Balance, March 31, 2025	188,594,669	$1,887	$6,993,254	$1,013	$(4,599,247)	$2,396,907
Exercise of common stock options, net of shares withheld for taxes	8,223	—	293	—	—	293
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	198,615	2	(492)	—	—	(490)
Stock-based compensation expense	—	—	55,783	—	—	55,783
Purchase of employee stock purchase plan shares	419,070	4	16,029	—	—	16,033
Net loss	—	—	—	—	(1,185)	(1,185)
Other comprehensive income	—	—	—	2,073	—	2,073
Balance, June 30, 2025	189,220,577	$1,893	$7,064,867	$3,086	$(4,600,432)	$2,469,414
Exercise of common stock options	7,425	1	208	—	—	209
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	224,457	2	(392)	—	—	(390)
Stock-based compensation expense	—	—	51,623	—	—	51,623
Net loss	—	—	—	—	(19,594)	(19,594)
Other comprehensive income	—	—	—	157	—	157
Balance, September 30, 2025	189,452,459	$1,896	$7,116,306	$3,243	$(4,620,026)	$2,501,419

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data - unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, January 1, 2024	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options, net of shares withheld for taxes	71,537	1	(1,409)	—	—	(1,408)
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,792,087	17	(61)	—	—	(44)
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Stock-based compensation expense	—	—	60,370	—	—	60,370
Net loss	—	—	—	—	(110,228)	(110,228)
Other comprehensive loss	—	—	—	(1,927)	—	(1,927)
Balance, March 31, 2024	183,845,188	$1,839	$6,710,681	$(499)	$(3,579,403)	$3,132,618
Exercise of common stock options, net of shares withheld for taxes	8,184	1	42	—	—	43
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	210,590	2	(6)	—	—	(4)
Stock-based compensation expense	—	—	56,555	—	—	56,555
Purchase of employee stock purchase plan shares	604,226	6	19,396	—	—	19,402
Net loss	—	—	—	—	(15,808)	(15,808)
Other comprehensive loss	—	—	—	(444)	—	(444)
Balance, June 30, 2024	184,668,188	$1,848	$6,786,668	$(943)	$(3,595,211)	$3,192,362
Exercise of common stock options	79,871	1	2,131	—	—	2,132
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	306,701	3	(80)	—	—	(77)
Stock-based compensation expense	—	—	48,757	—	—	48,757
Net loss	—	—	—	—	(38,236)	(38,236)
Other comprehensive income	—	—	—	5,573	—	5,573
Balance, September 30, 2024	185,054,760	$1,852	$6,837,476	$4,630	$(3,633,447)	$3,210,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(121,994)	$(164,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	92,765	90,655
(Gain) loss on non-marketable and marketable equity securities	(6,817)	1,772
Deferred tax expense (benefit)	(512)	1,827
Stock-based compensation	162,024	165,682
Gain on settlements of convertible notes, net	—	(10,254)
Amortization of acquired intangible assets	72,461	71,057
Impairment of long-lived and indefinite-lived assets	6,794	31,296
Gain on contingent consideration from sale of asset	—	(6,632)
Remeasurement of contingent consideration liabilities	21,901	(2,326)
Non-cash lease expense	20,248	20,645
Other	8,867	(1,437)
Changes in assets and liabilities:
Accounts receivable, net	(56,233)	(61,410)
Inventory, net	(2,356)	(9,516)
Operating lease liabilities	(21,117)	(19,345)
Accounts payable and accrued liabilities	165,183	38,258
Other assets	12,194	6,358
Other liabilities	(13,659)	11,115
Net cash provided by operating activities	339,749	163,473
Cash flows from investing activities:
Purchases of marketable securities	(140,269)	(405,385)
Maturities and sales of marketable securities	370,482	150,916
Purchases of property, plant and equipment	(103,413)	(99,673)
Asset acquisition	—	(45,000)
Purchases of non-marketable investments	(51,064)	(916)
Proceeds from contingent consideration receivable	27,971	—
Other investing activities	297	(225)
Net cash provided by (used in) investing activities	104,004	(400,283)
Cash flows from financing activities:
Payments on settlement of convertible notes	(249,172)	—
Proceeds from exercise of common stock options, net of cash paid for taxes	80	767
Proceeds in connection with the Company’s employee stock purchase plan	16,033	19,402
Payments on accounts receivable securitization facility	—	(50,000)
Proceeds from issuance of convertible notes	—	266,750
Payments on settlement of contingent consideration liabilities	(19,000)	—
Other financing activities	(10,158)	(15,544)
Net cash provided by (used in) financing activities	(262,217)	221,375
Effects of exchange rate changes on cash and cash equivalents	865	427
Net increase (decrease) in cash, cash equivalents and restricted cash	182,401	(15,008)
Cash, cash equivalents and restricted cash, beginning of period	606,636	609,675
Cash, cash equivalents and restricted cash, end of period	$789,037	$594,667

EXACT SCIENCES CORPORATION
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands - unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of non-cash investing and financing activities
Issuance of 793,057 and 617,384 shares of common stock to fund the Company’s 401(k) matching contribution for 2024 and 2023, respectively	$43,943	$40,550
Property, plant and equipment acquired but not paid	$10,773	$11,904
Supplemental disclosure of cash flow information:
Interest paid	$24,281	$21,109
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$789,037	$588,830
Restricted cash — included in other long-term assets, net	—	5,837
Total cash, cash equivalents and restricted cash	$789,037	$594,667
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
Significant Accounting Policies
During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s 2024 Form 10-K, except as described in the Recently Adopted Accounting Pronouncements sections below.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Amortization of acquired intangible assets, which was previously presented as a separate line item on the Company’s condensed consolidated statements of operations, is now presented within the line item each intangible asset relates to within cost of sales, research and development, sales and marketing, and general and administrative expenses. The following amounts of amortization of acquired intangible assets for the three and nine months ended September 30, 2024 have been reclassified to conform to current year presentation: $21.1 million and $63.3 million in cost of sales, respectively, $1.4 million and $1.9 million in research and development, respectively, $1.9 million and $5.8 million in sales and marketing, respectively, and an insignificant amount in general and administrative expenses. Due to the reclassification related to cost of sales, the Company is now presenting gross profit on the Company's condensed consolidated statements of operations.
Certain general and administrative expenses totaling $23.7 million and $71.5 million for the three and nine months ended September 30, 2024, respectively, have been reclassified to sales and marketing expenses to conform to current year presentation. The amounts reclassified are related to customer care and customer experience.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting standards updates (“ASU”) released by the Financial Accounting Standards Board (“FASB”) in the third quarter of 2025.
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
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This guidance clarifies the framework for identifying the accounting acquirer in transactions involving variable interest entities that meet the definition of a business. The amendments should be applied prospectively and are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Account Receivable and Contract Assets. This update introduces a practical expedient for all entities when estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under Topic 606. The expedient allows entities to assume current conditions as of the balance sheet date remain unchanged over the remaining life of the asset. The amendments are required to be applied prospectively and are effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating adoption of the practical expedient.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update provides amendments to clarify and modernize the accounting for costs incurred to develop or acquire internal-use software. The amendments address the capitalization of implementation costs by utilizing a principles-based approach and consolidates website development guidance under Subtopic 350-40. The amendments can be applied prospectively, modified prospectively, or retrospectively and are effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance and the timing of adoption.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company expects to early adopt the provisions related to Topic 815 on a prospective basis and does not expect a significant impact to the Company’s consolidated financial statements. The provisions related to Topic 606 are not applicable.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	September 30,
(In thousands)	2025	2024
Shares issuable upon conversion of convertible notes	23,223	26,526
Shares issuable upon the release of restricted stock awards	7,655	7,487
Shares issuable upon the release of performance share units	2,578	2,037
Shares issuable upon exercise of stock options	848	1,028
	34,304	37,078

(2) REVENUE
The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype® tests. The services are considered completed upon release of a patient’s test result to the ordering healthcare provider.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Screening
Medicare Parts B & C	$247,353	$201,423	$675,923	$570,550
Commercial	354,867	289,637	978,565	827,509
Other	64,020	53,841	180,240	153,246
Total Screening	666,240	544,901	1,834,728	1,551,305
Precision Oncology
Medicare Parts B & C	$50,924	$47,080	$144,732	$142,597
Commercial	50,376	47,685	146,679	143,572
International	58,784	49,433	165,628	140,688
Other	24,415	19,556	76,842	67,281
Total Precision Oncology	184,499	163,754	533,881	494,138
Total	$850,739	$708,655	$2,368,609	$2,045,443
Screening revenue primarily includes laboratory service revenue from Cologuard and PreventionGenetics, LLC tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s condensed consolidated balance sheets, was not significant as of September 30, 2025 and December 31, 2024.
Revenue recognized for the three and nine months ended September 30, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the period was not significant.

(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents
Cash and money market	$781,729	$595,548
Cash equivalents	7,308	5,341
Total cash and cash equivalents	789,037	600,889
Marketable securities
Available-for-sale debt securities	$202,706	$431,165
Equity securities	11,352	5,972
Total marketable securities	214,058	437,137
Total cash, cash equivalents and marketable securities	$1,003,095	$1,038,026

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Available-for-sale debt securities, including the classification within the condensed consolidated balance sheet at September 30, 2025, consisted of the following:

(In thousands)	Amortized Cost	Gains in Accumulated Other Comprehensive Income (Loss) (1)	Losses in Accumulated Other Comprehensive Income (Loss) (1)	Estimated Fair Value
Cash equivalents
U.S. government agency securities	$7,308	$—	$—	$7,308
Total cash equivalents	7,308	—	—	7,308
Marketable securities
Corporate bonds	$103,623	$652	$(20)	$104,255
U.S. government agency securities	68,829	257	(1)	69,085
Asset backed securities	29,292	78	(4)	29,366
Total marketable securities	201,744	987	(25)	202,706
Total available-for-sale debt securities	$209,052	$987	$(25)	$210,014
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes contractual underlying maturities of the Company’s available-for-sale debt securities at September 30, 2025:

	Due one year or less		Due after one year through five years
(In thousands)	Cost	Fair Value	Cost	Fair Value
Cash equivalents
U.S. government agency securities	$7,308	$7,308	$—	$—
Total cash equivalents	7,308	7,308	—	—
Marketable securities
Corporate bonds	$37,654	$37,822	$65,969	$66,433
U.S. government agency securities	25,777	25,811	43,052	43,274
Asset backed securities	15	16	29,277	29,350
Total marketable securities	63,446	63,649	138,298	139,057
Total available-for-sale securities	$70,754	$70,957	$138,298	$139,057
The following table summarizes the gross unrealized losses and fair values of available-for-sale debt securities in an unrealized loss position as of September 30, 2025 aggregated by investment category and length of time those individual securities have been in a continuous unrealized loss position:

	Less than one year		One year or greater		Total
(In thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Marketable securities
Corporate bonds	$9,575	$(20)	$302	$—	$9,877	$(20)
U.S. government agency securities	8,600	(1)	—	—	8,600	(1)
Asset backed securities	2,326	(4)	15	—	2,341	(4)
Total available-for-sale securities	$20,501	$(25)	$317	$—	$20,818	$(25)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of September 30, 2025 and December 31, 2024 because the change in market value for those securities in an unrealized loss position resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s condensed consolidated statements of operations. The gains and losses recorded were not significant for the three and nine months ended September 30, 2025 and 2024.

(4) INVENTORY
Inventory consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$70,645	$69,730
Semi-finished and finished goods	94,139	92,653
Total inventory	$164,784	$162,383

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

(In thousands)	Estimated Useful Life	September 30, 2025	December 31, 2024
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	243,879	227,885
Land improvements	15 years	6,747	6,747
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	235,050	206,460
Machinery and equipment	3 - 10 years	378,706	339,421
Furniture and fixtures	3 - 10 years	36,381	37,176
Assets under construction	n/a	84,445	89,065
Property, plant and equipment, at cost		1,280,701	1,202,247
Accumulated depreciation		(576,636)	(508,574)
Property, plant and equipment, net		$704,065	$693,673
______________
(1)Lesser of remaining lease term, building life, or estimated useful life.
Depreciation expense for the three months ended September 30, 2025 and 2024 was $31.7 million and $30.3 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $92.8 million and $90.7 million, respectively.
At September 30, 2025, the Company had $84.4 million of assets under construction, which consisted of $35.1 million in machinery and equipment, $26.0 million in leasehold and building improvements, and $23.3 million in capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion.

(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of September 30, 2025:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at September 30, 2025
Finite-lived intangible assets
Acquired developed technology	5.8	$887,498	$(474,965)	$412,533
Trade name	10.1	104,000	(40,590)	63,410
Patents and licenses	8.8	59,492	(16,568)	42,924
Customer relationships	5.3	4,000	(1,667)	2,333
Total finite-lived intangible assets		1,054,990	(533,790)	521,200
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,474,990	$(533,790)	$941,200

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
Amortization of acquired intangible assets for the three months ended September 30, 2025 and 2024 was $24.2 million and $24.4 million, respectively. Amortization of acquired intangible assets for the nine months ended September 30, 2025 and 2024 was $72.5 million and $71.1 million, respectively.
As of September 30, 2025, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2025 (remaining three months)	$24,164
2026	95,659
2027	95,659
2028	95,659
2029	89,536
Thereafter	120,523
$521,200
The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives.
There were no impairment losses recorded on finite-lived intangible assets during the three and nine months ended September 30, 2025 and 2024.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Goodwill
The change in the carrying amount of goodwill for the periods ended September 30, 2025 and December 31, 2024 is as follows:

(In thousands)
Balance, January 1, 2024	$2,367,120
Resolution Bioscience acquisition adjustments	225
Effects of changes in foreign currency exchange rates	(669)
Balance, December 31, 2024	2,366,676
Effects of changes in foreign currency exchange rates	1,352
Balance, September 30, 2025	$2,368,028
There were no impairment losses for the three and nine months ended September 30, 2025 and 2024.

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
The following table presents the Company’s fair value measurements as of September 30, 2025 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair Value at September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash, cash equivalents, and restricted cash
Cash and money market	$781,729	$781,729	$—	$—
U.S. government agency securities	7,308	—	7,308	—
Marketable securities
Corporate bonds	$104,255	$—	$104,255	$—
U.S. government agency securities	69,085	—	69,085	—
Asset backed securities	29,366	—	29,366	—
Equity securities	11,352	11,352	—	—
Non-marketable securities	$53,262	$—	$—	$53,262
Liabilities
Contingent consideration	$(284,113)	$—	$—	$(284,113)
Total	$772,244	$793,081	$210,014	$(230,851)

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
There have been no material changes in valuation techniques or transfers between fair value measurement levels during the three and nine months ended September 30, 2025. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Non-Marketable Securities
The following table summarizes the Company’s non-marketable investments, which are primarily included in other long-term assets on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
Investments for which the fair value option has been elected	$53,262	$796
Investments without readily determinable fair values	50,941	50,448
Equity method investments	7,383	7,488
Total	$111,586	$58,732
Fair Value Option Securities
The Company has elected the fair value option to measure certain non-marketable securities at fair value to simplify the accounting. The fair value measurement of non-marketable securities is categorized as Level 3 as the measurement amount is primarily based on significant, unobservable inputs.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In August 2025, the Company executed a note purchase agreement with Freenome Holdings, Inc. (“Freenome”) under which the Company purchased a $50.0 million senior convertible note, which bears interest at a rate of 5.0% per year and matures on August 12, 2030. The convertible note and accrued interest will be paid back in cash upon maturity, if not previously repaid or converted into equity at the applicable conversion price pursuant to optional or automatic mechanisms per the note purchase agreement. The Company utilizes a probability-weighted scenario-based discounted cash flow model under the income approach to measure the fair value of the note. Probabilities are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time, in addition to changes in probabilities and the present-value factor, may result in adjustments to the fair value measurement. Interest income is accrued based on the contractual annual interest rate, which is included in interest expense, net in the condensed consolidated statement of operations. The fair value of the convertible note was $50.4 million as of September 30, 2025.
Gains and losses recorded on non-marketable securities for which the fair value option has been elected are recognized in investment income, net in the condensed consolidated statement of operations. The following table provides a reconciliation of the beginning and ending balances of non-marketable securities valued using the fair value option:

(In thousands)	Non-Marketable Securities
Beginning balance, January 1, 2025	$796
Purchases of non-marketable securities	50,850
Changes in fair value	1,616
Settlement of non-marketable securities	—
Ending balance, September 30, 2025	$53,262
Investments Without Readily Determinable Fair Values
Investments without readily determinable fair values had the following cumulative upward and downward adjustments and aggregate carrying amounts:

(In thousands)	September 30, 2025	September 30, 2024
Cumulative upward adjustments (1)	$5,595	$5,102
Cumulative downward adjustments and impairments (2)	(16,850)	(15,071)
Aggregate carrying value	50,941	52,227
_________________________________
(1)    There were no material upward adjustments recorded for the three and nine months ended September 30, 2025 and 2024.
(2)    There were no material downward adjustments or impairments recorded for the three and nine months ended September 30, 2025 and 2024.
There were no material realized gains or losses recorded during the three and nine months ended September 30, 2025 and 2024.
Equity Method Investments
The Company has committed capital to venture capital investment funds of $18.0 million, of which $9.8 million remains callable through 2033 as of September 30, 2025. The aggregate carrying amount of these funds was $7.4 million and $7.5 million as of September 30, 2025 and December 31, 2024, respectively. Gains and losses recorded on these funds were not significant for the three and nine months ended September 30, 2025 and 2024.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $284.1 million and $282.2 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the contingent consideration liability was included in other long-term liabilities in the condensed consolidated balance sheet. As of December 31, 2024, $19.7 million was included in other current liabilities and $262.5 million was included in other long-term liabilities in the condensed consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Beginning balance	$275,408	$277,921	$282,212	$288,657
Changes in fair value (1)	8,705	5,310	21,901	(2,326)
Payments (2)	—	—	(20,000)	(3,100)
Ending balance	$284,113	$283,231	$284,113	$283,231
______________
(1)The change in fair value of the contingent consideration liability is included in general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024.
(2)Payments were made in the nine months ended September 30, 2025 and 2024 to settle the product development milestone contingent consideration liabilities previously recorded related to the Company’s acquisitions of Ashion Analytics, LLC (“Ashion”) and OmicEra Diagnostics GmbH, respectively.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liability recorded from the Company’s acquisition of Thrive Earlier Detection Corporation (“Thrive”) related to regulatory milestones was $284.1 million as of September 30, 2025. The fair value of the contingent consideration liabilities recorded from the Company’s acquisitions of Thrive and Ashion related to regulatory and product development milestones was $282.2 million as of December 31, 2024. The Company estimates the fair value of the contingent consideration liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement, if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% as of September 30, 2025 and December 31, 2024, and a weighted average present-value factor of 5.6% and 6.2% as of September 30, 2025 and December 31, 2024, respectively. The projected fiscal year of payment range is from 2030 to 2031. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of September 30, 2025 and December 31, 2024 the Company had open foreign currency forward contracts with notional amounts of $56.4 million and $44.2 million, respectively. The Company's foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at September 30, 2025 and December 31, 2024 and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of September 30, 2025. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the three and nine months ended September 30, 2025 and 2024.
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
The Company has agreed to various financial covenants under the Revolving Credit Agreement, and as of September 30, 2025, the Company was in compliance with all covenants.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2025, the Company had $6.0 million of issued and outstanding letters of credit under the Revolving Credit Agreement, which reduced the amount available for cash advances under the facility to $494.0 million. As of September 30, 2025, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Credit Agreement.

(9) CONVERTIBLE NOTES
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of September 30, 2025:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(11,905)	$608,804	$576,552	2
2030 Convertible Notes - 2.000%	572,993	(3,115)	569,878	589,386	2
2028 Convertible Notes - 0.375%	589,380	(3,783)	585,597	545,530	2
2027 Convertible Notes - 0.375%	563,822	(2,464)	561,358	541,201	2
Convertible note obligations included in the condensed consolidated balance sheet consisted of the following as of December 31, 2024:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(13,511)	$607,198	$581,648	2
2030 Convertible Notes - 2.000%	572,993	(3,642)	569,351	592,756	2
2028 Convertible Notes - 0.375%	589,380	(4,952)	584,428	512,761	2
2027 Convertible Notes - 0.375%	563,822	(3,732)	560,090	523,932	2
2025 Convertible Notes - 1.000% (2)	249,172	(19)	249,153	246,705	2
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
In April 2024, the Company entered into a privately negotiated exchange and purchase agreement with certain holders of the Company’s convertible notes due in 2028 (“2028 Notes”). The Company issued $620.7 million aggregate principal amount of 1.75% convertible notes due in 2031 (the “2031 Notes” and, collectively with the 2025 Notes, 2027 Notes, 2028 Notes, and 2030 Notes, the “Notes”) in exchange for $359.7 million of aggregate principal of 2028 Notes, and $266.8 million of cash after deducting underwriting discounts. The extinguishment resulted in a gain on settlement of convertible notes of $10.3 million, which was recorded in interest expense, net in the condensed consolidated statement of operations for the nine months ended September 30, 2024. The gain represents the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of exchange.

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
Based on the closing price of the Company’s common stock of $54.71 on September 30, 2025, the if-converted values on the Notes do not exceed the principal amount.
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

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Issuance Costs
Issuance costs are amortized to interest expense, net over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2031 Convertible Notes	$6,780
2030 Convertible Notes	4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Debt issuance costs amortization	$1,154	$1,334	$3,455	$3,965
Debt discount amortization	386	322	1,134	611
Gain on settlement of convertible notes	—	—	—	(10,254)
Coupon interest expense	6,662	7,285	20,075	19,054
Total interest expense on convertible notes	$8,202	$8,941	$24,664	$13,376
The following table summarizes the effective interest rates of the Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
2031 Convertible Notes	2.10%	2.10%	2.10%	2.06%
2030 Convertible Notes	2.12%	2.12%	2.12%	2.09%
2028 Convertible Notes	0.64%	0.64%	0.64%	0.63%
2027 Convertible Notes	0.68%	0.68%	0.67%	0.67%
2025 Convertible Notes	n/a	1.18%	1.05%	1.17%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 1.46, 2.42, 4.42, and 5.54 years for the 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively.

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
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In connection with this collaboration, the Company has incurred insignificant charges for the three months ended September 30, 2025 and 2024, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s condensed consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU intellectual property in the development and commercialization of certain of its products. The agreement terms would require the Company to pay single-digit sales-based royalties and up to a total of $45.0 million in sales-based milestone payments on JHU licensed products that reach specified net sales levels. The Company will record the sales-based royalties once sales of licensed products have occurred and sales-based milestones once achievement is deemed probable. The Company recorded insignificant charges related to sales-based royalties during the three months ended September 30, 2025, and the Company has not incurred charges related to the achievement of any sales-based milestones as of September 30, 2025.

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
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The fair value of the termination payments as of the date of the Termination Agreements was $25.8 million, which was recorded as research and development expense in the condensed consolidated statement of operations in the second quarter of 2024. The remaining $1.8 million in expense is being recognized ratably through the date of the final payment in the second quarter of 2026. The Company has recorded a liability of $8.8 million representing the fair value of the remaining payments, which is included in accrued liabilities on the condensed consolidated balance sheet as of September 30, 2025. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of September 30, 2025.
Watchmaker Genomics, Inc.
In July 2023, the Company entered into a co-exclusive development and license agreement with Watchmaker Genomics, Inc. (“Watchmaker”) under which the Company granted Watchmaker a co-exclusive license to the non-bisulfite technology for the detection of methylated DNA and other epigenetic modifications (“TAPS”). TAPS is based on patents obtained by the Company through an exclusive license agreement with the Ludwig Institute for Cancer Research. Under the agreement, both parties have the right to use and develop TAPS for commercial purposes. The Company has the potential to receive up to $82.0 million in sales-based milestone payments and mid-single-digit royalties based on future Watchmaker net sales of licensed products including TAPS. Additionally, Watchmaker has the right to sublicense TAPS, and the Company has the potential to receive royalties based on future Watchmaker sublicense receipts. The Company has not received any sales-based milestone payments or royalties on Watchmaker net sales of licensed products, or royalties on Watchmaker sublicense receipts as of September 30, 2025.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
TwinStrand Biosciences, Inc.
In July 2024, the Company entered into an agreement with TwinStrand Biosciences, Inc. (“TwinStrand”), under which TwinStrand licensed to the Company intellectual property related to the error correction technology in next-generation sequencing. The Company’s rights are broadly exclusive with respect to cell-free nucleic acid sequencing, subject to certain non-exclusive relationships in the field. The Company also holds exclusive rights to sublicense the licensed intellectual property. Under the license agreement, the Company made upfront payments to TwinStrand totaling $45.0 million in July 2024. The upfront payments were capitalized as a patent and license intangible asset in the condensed consolidated balance sheet, which is amortized over its estimated useful life of 10 years. In addition, the Company agreed to pay TwinStrand a low-single-digit royalty on the Company’s and any sublicensee’s net sales of certain licensed products and services. The Company will record the sales-based royalties once sales using relevant licensed products and services have occurred. The Company has not incurred charges related to the sales-based royalties as of September 30, 2025. Sublicense revenue was not significant for the three and nine months ended September 30, 2025.
Freenome Holdings, Inc.
In August 2025, the Company entered into a Collaboration and License Agreement (the “Agreement”) with Freenome Holdings, Inc., under which the Company and Freenome will collaborate to develop and commercialize certain blood-based screening and diagnostic products (“Collaboration Products”) for colorectal cancer (“CRC”). Upon execution of the Agreement, the Company has co-exclusive rights to commercialize Freenome’s existing CRC screening test as a laboratory developed test in the United States. Upon the later of (1) certain requirements related to antitrust clearance being satisfied (the “Antitrust Clearance Date”) and (2) receipt of first-line U.S. Food and Drug Administration (“FDA”) approval for a Collaboration Product, the Company will obtain exclusive rights to commercialize such Collaboration Products in the United States.
Under the terms of the Agreement, the Company made a payment to Freenome of $75.0 million in cash in November 2025. Following the completion of the antitrust clearance process, the upfront payment will represent a right to either the exclusive license or Freenome securities, and therefore the Company will recognize the upfront consideration within prepaid expenses and other current assets on the condensed consolidated balance sheet upon payment in November 2025. Upon receipt of antitrust clearance, the current asset is expected to be derecognized and expensed as a research and development expense, unless FDA approval is obtained prior to such clearance.
Up to an additional $700.0 million would be payable based upon the achievement of certain development and regulatory milestones, which include a $100.0 million payment upon first-line FDA approval of a Collaboration Product, $100.0 million upon first-line FDA approval for the next-generation test contingent on meeting pre-defined performance benchmarks, and $500.0 million upon a Collaboration Product being rated as a first-line A or B test in the United States Preventive Services Taskforce (“USPSTF”) guidelines or meeting certain payer contracted coverage requirements. If the pre-defined performance benchmarks are not achieved, or if the Collaboration Product is rated as a second-line A or B test in the USPSTF guidelines, then each respective milestone payment may be reduced as provided in the Agreement. The Company will record the development milestones once achieved.
The Company will pay Freenome a laboratory service fee for each CRC blood test processed by Freenome on behalf of the Company prior to laboratory testing being transferred to the Company’s facilities, which will be recognized as cost of sales as incurred. In addition, the Company will pay sales royalties on all net sales of Collaboration Products ranging from 0% to 10% depending on the test’s profitability and subject to customary royalty stacking provisions.
The Company also committed to $20.0 million in joint development costs annually over three years, beginning on the Antitrust Clearance Date, which will be recognized as research and development expenses as incurred.
Additionally, the Company purchased a $50.0 million senior convertible note as discussed in further detail in Note 7.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(11) STOCKHOLDERS’ EQUITY
Changes in Accumulated Other Comprehensive Income (Loss)
The amounts recognized in AOCI for the nine months ended September 30, 2025 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2024	$(1,920)	$976	$(944)
Other comprehensive income before reclassifications	4,201	309	4,510
Amounts reclassified from accumulated other comprehensive income (loss)	—	(323)	(323)
Net current period change in accumulated other comprehensive income (loss)	4,201	(14)	4,187
Balance at September 30, 2025	$2,281	$962	$3,243
The amounts recognized in AOCI for the nine months ended September 30, 2024 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive income before reclassifications	427	2,723	3,150
Amounts reclassified from accumulated other comprehensive income (loss)	—	52	52
Net current period change in accumulated other comprehensive income (loss)	427	2,775	3,202
Balance at September 30, 2024	$1,801	$2,829	$4,630
______________
(1)There was no tax impact from the amounts recognized in AOCI for the nine months ended September 30, 2025 and 2024. The unrealized gain (loss) recorded on available-for-sale securities is a non-cash investing activity.
Amounts reclassified from AOCI for the nine months ended September 30, 2025 and 2024 were as follows:

	Affected Line Item in the Statements of Operations	Nine Months Ended September 30,
Details about AOCI Components (In thousands)		2025	2024
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$(323)	$52
Total reclassifications		$(323)	$52

(12) STOCK-BASED COMPENSATION
Stock-Based Compensation Plans
The Company maintains the following plans for which awards were granted from or had awards outstanding in 2025: the 2010 Omnibus Long-Term Incentive Plan (As Amended and Restated Effective July 27, 2017), the 2019 Omnibus Long-Term Incentive Plan, the 2025 Omnibus Long-Term Incentive Plan, and the 2010 Employee Stock Purchase Plan. These plans are collectively referred to as the “Stock Plans.”

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”) and stock options granted to employees, non-employee consultants and non-employee directors. The Company recorded $51.6 million and $48.8 million in stock-based compensation expense during the three months ended September 30, 2025 and 2024, respectively. The Company recorded $162.0 million and $165.7 million in stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, there was approximately $348.8 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.51 years.
Stock Options
A summary of stock option activity under the Stock Plans is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2025	982,742	$53.60	3.1
Exercised	(99,926)	23.83
Forfeited	(34,528)	84.02
Outstanding, September 30, 2025	848,288	$55.86	2.7	$13,570
Vested and expected to vest, September 30, 2025	848,288	$55.86	2.7	$13,570
Exercisable, September 30, 2025	848,288	$55.86	2.7	$13,570
______________
(1)The total intrinsic value of options exercised, net of shares withheld for taxes, during the nine months ended September 30, 2025 and 2024 was $2.5 million and $6.2 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and RSU activity is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2025	7,244,796	$63.18
Granted	3,655,785	51.34
Released (2)	(2,505,103)	68.30
Forfeited	(740,378)	55.97
Outstanding, September 30, 2025	7,655,100	$55.96
______________
(1)The weighted average grant date fair value of the RSUs granted during the nine months ended September 30, 2024 was $56.67.
(2)The fair value of RSUs vested and converted to shares of the Company’s common stock was $171.1 million and $173.3 million during the nine months ended September 30, 2025 and 2024, respectively.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.
A summary of PSU activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2025	2,021,208	$75.86
Granted	1,283,717	59.49
Released (3)	(152,565)	88.24
Forfeited	(573,904)	81.85
Outstanding, September 30, 2025	2,578,456	$65.15
______________
(1)The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of September 30, 2025 was 1,109,465.
(2)The weighted average grant date fair value of the PSUs granted during the nine months ended September 30, 2024 was $63.68.
(3)The fair value of PSUs vested and converted to shares of the Company’s common stock was $13.5 million and $9.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Employee Stock Purchase Plan
The fair value of shares purchased during the three and nine months ended September 30, 2025 and 2024 under the ESPP is based on the assumptions in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Risk-free interest rates	(1)	(1)	4.42% - 5.15%	4.71% - 5.30%
Expected term (in years)	(1)	(1)	0.5 - 1.25	1.17
Expected volatility	(1)	(1)	44.40% - 57.15%	55.67% - 63.13%
Dividend yield	(1)	(1)	—%	—%
______________
(1)The Company did not issue stock purchase rights under its 2010 Employee Stock Purchase Plan during the period indicated.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
Leases
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,668	$28,658
Operating cash flows from finance leases	864	991
Finance cash flows from finance leases	4,963	4,890
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	21,646	17,860
Right-of-use assets obtained in exchange for new finance lease liabilities	—	15,995
Weighted-average remaining lease term - operating leases (in years)	7.11	7.58
Weighted-average remaining lease term - finance leases (in years)	2.43	3.08
Weighted-average discount rate - operating leases	6.53%	6.55%
Weighted-average discount rate - finance leases	6.68%	6.71%
As of September 30, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases are $121.1 million and $117.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s condensed consolidated balance sheets. As of September 30, 2025, the Company has outstanding operating lease obligations of $195.7 million, of which $31.9 million is reported in operating lease liabilities, current portion and $163.9 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets. As of December 31, 2024, the Company had outstanding operating lease obligations of $184.5 million, of which $27.4 million is reported in operating lease liabilities, current portion and $157.1 million is reported in operating lease liabilities, less current portion in the Company’s condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, the Company’s right-of-use assets from finance leases are $12.8 million and $19.8 million, respectively, which are reported in other long-term assets, net in the Company’s condensed consolidated balance sheets. As of September 30, 2025, the Company has outstanding finance lease obligations of $13.8 million, of which $5.9 million is reported in other current liabilities and $7.8 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets. As of December 31, 2024, the Company had outstanding finance lease obligations of $21.0 million, of which $7.8 million is reported in other current liabilities and $13.2 million is reported in other long-term liabilities in the Company’s condensed consolidated balance sheets.

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
Intellectual Property Litigation Matters
In November 2023, the Company filed suit against Geneoscopy, Inc. (“Geneoscopy”) in the United States District Court for the District of Delaware, alleging that certain of Geneoscopy’s products infringe the ‘781 Patent and seeking unspecified monetary damages and injunctive relief (the “’781 Action”) and in January 2024, the Company amended the complaint, alleging that Geneoscopy has made false and misleading statements in the marketing and promotion of its product, in violation of the Lanham Act. In May 2024, the Company filed a second complaint against Geneoscopy alleging infringement of the Company’s U.S. Patent No. 11,970,746 (the “’746 Patent”), which has been consolidated with the ’781 Action. Geneoscopy filed counterclaims against the Company challenging the validity of the patents at issue and alleging breach of contract, misappropriation of trade secrets, unfair competition, and other violations of state and federal law seeking unspecified monetary damages and injunctive relief. On July 16, 2024, the Company filed a motion for preliminary injunction seeking an order prohibiting Geneoscopy from selling its infringing Colosense test in the United States. On May 27, 2025, Geneoscopy filed amended counterclaims against the Company, alleging false advertising under the Lanham Act, as well as other related violations under state law. On August 21, 2025, the Company voluntarily withdrew its motion for preliminary injunction, without prejudice, to preserve the ability to refile after the U.S. Patent and Trademark Office concludes its review of additional asserted patents.
Geneoscopy petitioned the United States Patent and Trademark Office to institute an inter partes review (“IPR”) challenging the validity of the ‘781 Patent and the ‘746 Patent before the Patent Trial and Appeals Board (“PTAB”) and the PTAB instituted review for both patents. On July 9, 2025, the PTAB issued its decision finding all claims of the ‘781 Patent unpatentable. The Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit on September 10, 2025. A final decision of the review of the ‘746 Patent will be made on or before February 14, 2026. On February 20, 2025, Geneoscopy filed a motion to stay the district court litigation pending IPR of the ‘781 and ‘746 Patents, which the Court denied on August 21, 2025.

(14) RESTRUCTURING AND BUSINESS TRANSFORMATION
In August 2025, the Company announced a multi-year productivity plan (the “Plan”). The Plan includes several initiatives that are intended to drive sustainable growth, improve operating leverage, and amplify the Company’s ability to invest in innovation and serve more patients. These savings are expected to primarily come from general and administrative efficiencies, that in addition to restructuring certain support functions globally, include external spend optimization, and building more automation in core operations. The Company began incurring insignificant charges related to the business transformation efforts in 2024, primarily related to consulting services. The Company currently expects to incur additional business transformation costs of approximately $20 million through the completion of certain initiatives already underway, which are expected to be completed by the fourth quarter of 2026. The Company continues to pursue cost savings initiatives, and to the extent further cost saving initiatives are identified, the Company could incur additional charges to implement those business transformation initiatives in future periods.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recorded the following charges related to the Plan for the three and nine months ended September 30, 2025.

(In thousands)	Three Months Ended	Nine Months Ended
Restructuring charges	$15,289	$26,388
Business transformation costs (1)	17,291	46,220
Total restructuring and business transformation	$32,580	$72,608
______________
(1)Business transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. For the three and nine months ended September 30, 2025, these costs primarily include consulting services, and employee termination benefits.
The restructuring charges were recorded as follows within the condensed consolidated statement of operations:

	Three Months Ended September 30, 2025
	Cost of sales	Research and development	Sales and marketing	General and administrative	Total
Employee termination costs	$—	$74	$483	$13,139	$13,696
Other costs	—	—	—	1,593	1,593
Total restructuring charges	$—	$74	$483	$14,732	$15,289

	Nine Months Ended September 30, 2025
	Cost of sales	Research and development	Sales and marketing	General and administrative	Total
Employee termination costs	$85	$554	$3,154	$15,139	$18,932
Other costs	—	—	—	7,456	7,456
Total restructuring charges	$85	$554	$3,154	$22,595	$26,388
The following table summarizes activity in the liability related to the Company’s restructuring initiatives:

(In thousands)	Employee Termination Costs	Other Costs	Total
Balance, December 31, 2024	$—	$—	$—
Charges	18,932	7,456	26,388
Payments	(3,176)	(6,590)	(9,766)
Adjustments (1)	533	—	533
Balance, September 30, 2025	$16,289	$866	$17,155
______________
(1)Adjustments relate to the effects of foreign currency exchange rates.
The Company does not expect to incur additional significant costs related to this restructuring. Substantially all of the cash payments for the liability are expected to be disbursed by mid 2026.

EXACT SCIENCES CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(15) ACQUISITIONS AND DIVESTITURES
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
As of September 30, 2025 and December 31, 2024, a portion of the contingent consideration is classified as a contract asset. As of September 30, 2025, the contract asset was $31.8 million, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. As of December 31, 2024, the contract asset was $25.9 million, which is included in other long-term assets, net on the condensed consolidated balance sheet. The contract asset was estimated using historical GPS test revenues by MDxHealth under the most likely amount method. As of September 30, 2025, the remaining consideration balance of $22.7 million, which includes the amount earned during the 2023 earnout year classified as a receivable, is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2024, the remaining consideration balance classified as a receivable was $56.6 million, of which $27.9 million is included in prepaid expenses and other current assets and $28.7 million is included in other long-term assets, net on the condensed consolidated balance sheet. As of December 31, 2024, the maximum contingent consideration of $82.5 million under the Second Amendment had been recognized, including an insignificant contingent consideration gain for the three and nine months ended September 30, 2024, which is included in other operating income in the condensed consolidated statement of operations. In April 2025, the Company received the cash payment of $28.0 million related to the 2024 earnout year, which was included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of December 31, 2024. This cash receipt is presented as a cash inflow from investing activities for the nine months ended September 30, 2025 on the condensed consolidated statement of cash flows.

(16) SEGMENT INFORMATION
The Company is managed as one operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services allowing healthcare providers and patients to make individualized treatment decisions. The accounting policies of the segment are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company's Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, monitors the Company's operating performance and makes decisions regarding allocation of resources to its operations at the consolidated level. The measure of segment profit or loss used by the CODM in assessing performance and deciding how to allocate resources is based on net loss. The CODM is regularly provided consolidated net loss to monitor budget versus actual results on a monthly basis to timely identify deviations from expected results, which is used in assessing performance and deciding where to reinvest profits and allocate resources predominantly in the annual budget and forecasting process. Significant segment expenses regularly provided to the CODM are those presented on the condensed consolidated statement of operations. These significant segment expenses include cost of sales, research and development, sales and marketing, and general and administrative. Additional significant segment expenses that are not separately presented in the condensed consolidated statement of operations include stock-based compensation, depreciation expense, and amortization of acquired intangible assets, which are presented in the condensed consolidated statement of cash flows, and restructuring and business transformation costs, which are presented in Note 14. Other segment items that are presented on the condensed consolidated statements of operations include investment income, net, interest expense, net, income tax expense, and non-recurring items such as impairment of long-lived and indefinite-lived assets, and other operating income.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
United States	$791,955	$659,222	$2,202,981	$1,904,755
Outside of United States	58,784	49,433	165,628	140,688
Total revenues	$850,739	$708,655	$2,368,609	$2,045,443

(17) INCOME TAXES
The Company recorded income tax expense of $1.8 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. The Company recorded income tax expense of $3.2 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively. The Company’s income tax expense recorded during the three and nine months ended September 30, 2025 is primarily related to current foreign and state tax expense. A deferred tax liability of $6.8 million and $7.2 million was recorded as of September 30, 2025 and December 31, 2024, respectively, which is included in other long-term liabilities on the Company’s condensed consolidated balance sheet. The Company continues to maintain a full valuation allowance against its deferred tax assets based on management’s determination that it is more likely than not the benefit will not be realized.
The Company had $46.5 million and $43.3 million of unrecognized tax benefits at September 30, 2025 and December 31, 2024, respectively. These amounts have been recorded as a reduction to the Company’s deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
As of September 30, 2025, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2025, and to state income tax examinations for the tax years 2005 through 2025. No interest or penalties related to income taxes have been accrued or recognized as of September 30, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent several provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, immediate expensing of domestic research and development costs, and the limitation on business interest expense. The legislation also introduces modifications to the international tax framework. The provisions of the OBBBA have varying effective dates, with certain provisions effective beginning in 2025 and others phased in through 2027. The Company has evaluated the impact of OBBBA on its consolidated financials statements, including its deferred tax assets and liabilities and overall effective tax rate and has concluded the impact is immaterial due to the Company's existing valuation allowance recorded against its deferred tax assets.

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, expectations, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results, including the anticipated impacts of restructuring and cost reduction initiatives; expectations for development or launching of new or improved products and services and their adoption and impact on patients; insurance reimbursement potential; our strategies, clinical trials, commercialization efforts, patient adoption and adherence, positioning, competition, resources, capabilities and expectations for future events or performance; and the anticipated benefits of our acquisitions and collaborative and licensing arrangements, including estimated synergies and other financial impacts. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions, and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions, and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully develop and commercialize new products and services and assess potential market opportunities; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our reliance upon certain suppliers; our ability to retain and hire key personnel; approval and maintenance of adequate reimbursement rates for our products and services within and outside of the U.S.; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; government shutdowns and changes in government policies, laws, regulations, and staffing; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to protect and enforce our intellectual property; our success establishing and maintaining collaborative, licensing and supplier arrangements; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of changing macroeconomic conditions and geopolitical conflict; the possibility that the anticipated benefits from our business acquisitions or collaborative or licensing arrangements will not be realized in full or at all or may take longer to realize than expected; the possibility that the anticipated benefits from our restructuring and cost reduction initiatives will not be realized in full or at all or may take longer to realize than expected; the outcome of any potential litigation or legal proceedings; and our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of the 2024 Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
During the third quarter of 2025, we achieved many critical milestones, including:
•growing total revenue 20% year-over-year while decreasing operating expenses as a percentage of revenue,
•delivering a record number of orders and shipments in our gap closure program that helps payers close gaps in guideline recommended preventive cancer screening,
•generating cash provided by operating activities of $339.7 million for the nine months ended September 30, 2025, an improvement of $176.3 million in comparison to the nine months ended September 30, 2024,
•launching Cancerguard® , the first commercially available multi-cancer early detection (“MCED”) blood test analyzing multiple biomarker classes, and
•expanding the impact of our ExactNexusTM technology platform by reaching a new milestone of 500 unique healthcare organization interface connections.

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
Our flagship screening product, the Cologuard test, is a patient-friendly, non-invasive stool-based DNA (“sDNA”) screening test that utilizes a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Upon approval by the U.S. Food and Drug Administration (“FDA”) in August 2014, our Cologuard test became the first and only FDA-approved sDNA non-invasive colorectal cancer (“CRC”) screening test. Our Cologuard test is now indicated for average risk adults 45 years of age and older. The FDA approved our Cologuard PlusTM test for adults ages 45 and older of average risk for colorectal cancer in October 2024, and we launched this test in late March 2025.
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

International Business Background and Products
We commercialize or plan to commercialize our Oncotype® tests internationally through employees in Canada, Japan and a number of European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in approximately 120 countries outside of the U.S. We do not offer our Cologuard, Oncodetect®, or Cancerguard tests outside of the U.S. We are exploring opportunities to make these tests and other future products available outside the U.S.

Recent Test Launches
We have launched new screening and diagnostic tests in 2025 to address unmet patient needs and enhance our existing products.
•Cologuard Plus - Our Cologuard Plus test, which was developed in collaboration with Mayo Foundation for Medical Education and Research (“Mayo”), was launched in late March 2025. The Cologuard Plus test, which was approved by the FDA in October 2024 for adults ages 45 and older at average risk for colorectal cancer, is covered by Medicare and included in the U.S. Preventive Services Taskforce (“USPSTF”) guidelines as a recommended stool-based screening option. The test features novel biomarkers, improved laboratory processes, and enhanced sample stability, and detects colorectal cancers and precancerous polyps with even greater sensitivity than our Cologuard test while reducing false positives by nearly 40%. Results from the pivotal BLUE-C study published in the New England Journal of Medicine in March 2024 showed 95% overall cancer sensitivity and 43% sensitivity for advanced precancerous lesions at 94% specificity when age-weighted to the U.S. population with no findings on colonoscopy.
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
•Cancerguard - Our Cancerguard test is designed to detect multiple cancers in their earliest stages from a single blood draw. Building on decades of research with Mayo and The Johns Hopkins University, the Cancerguard test combines multiple biomarker classes for earlier cancer detection, provides high specificity to help minimize false positives, and utilizes a streamlined imaging-based diagnostic pathway to reduce follow-up procedures. In September 2025, results from a multi-center, prospective, case-control ASCEND-2 study showed 68% sensitivity across six of the deadliest cancers and 64% overall sensitivity across a broad range of cancers, excluding breast and prostate. Additionally, the test achieved high specificity of 97.4%, helping to minimize false positives and avoid unnecessary procedures. Our Cancerguard test was launched as a self-pay LDT in September 2025, and to support patient access, we entered into an agreement with Quest Diagnostics to enable blood collection at their approximately 7,000 patient access sites across the U.S. We are actively enrolling patients for a real-world evidence study conducted under a U.S. FDA-reviewed Investigational Device Exemption, which is designed to inform future regulatory submissions, support payer discussions on coverage and reimbursement, and guide efforts to include our Cancerguard test in clinical guidelines.

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
We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening. In August 2025, we announced initial results for an internal version of our CRC blood test, showing sensitivities of 73% for CRC and 14% for advanced precancerous lesions at 90% specificity. This test included three methylation markers and a protein marker. It did not include the additional marker class presented at the European Society for Medical Oncology 2024 Congress. Internal testing and evaluation are ongoing for future versions of our blood-based colorectal cancer screening test. In August 2025, we acquired exclusive rights to the current and future versions of Freenome Holdings, Inc.’s (“Freenome”) blood-based colorectal cancer screening tests as well as the underlying technology, subject to regulatory approvals.
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
Key Trends and Uncertainties
Multi-year Productivity Plan
In August 2025, we announced our multi-year productivity plan. The plan is central to achieving our long-term financial goals. These initiatives are intended to drive sustainable growth, improve operating leverage, and amplify our ability to invest in innovation and serve more patients by delivering more than $150.0 million in expected annual savings by 2026. These savings are expected to primarily come from general and administrative efficiencies through external spend optimization, restructuring certain support functions globally, and building more automation in core operations.
Product Opportunities
We estimate there are up to 55 million Americans that are not up to date with their colon cancer screenings. The capacity for screening colonoscopies in the U.S. is relatively fixed because it is dependent on the number of gastroenterologists available to perform the procedures. Health systems, payers, and health care providers are motivated to increase screening rates because they are measured as part of the Healthcare Effectiveness Data and Information Set (“HEDIS”) and Medicare Stars quality measure systems. More health systems and payers are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures through large, organized screening programs including our care gap programs. We aim to partner with them to implement our Cologuard and Cologuard Plus tests within these programs as a solution for patients who infrequently visit their health care provider. Cologuard test utilization is increasing in this setting, helping us screen more Americans.
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
Macroeconomic Conditions
While factors such as increasing financial market volatility and uncertainty, inflation, exchange rate fluctuations, higher interest rates, government shutdowns, and recently imposed tariffs have not materially impacted our results of operations as of September 30, 2025, we are uncertain how these factors may impact our future operating results, including through the impact of consumer or medical provider behavior or by adversely impacting the operations of our suppliers.

Results of Operations
We have incurred losses since our inception and, as of September 30, 2025, we had an accumulated deficit of approximately $4.62 billion. While our operating results have continued to improve, it is possible we may never become profitable or sustain profitability.

Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and PreventionGenetics, LLC tests while our Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests.

	Three Months Ended September 30,
Amounts in thousands	2025	2024	Change	% Change
Screening	$666,240	$544,901	$121,339	22.3%
Precision Oncology	184,499	163,754	20,745	12.7%
Total	$850,739	$708,655	$142,084	20.0%

	Nine Months Ended September 30,
Amounts in thousands	2025	2024	Change	% Change
Screening	$1,834,728	$1,551,305	$283,423	18.3%
Precision Oncology	533,881	494,138	39,743	8.0%
Total	$2,368,609	$2,045,443	$323,166	15.8%
The increase in Screening revenue for the three and nine months ended September 30, 2025 was primarily driven by a higher volume of completed Cologuard tests, which resulted from increases in rescreen rates, care gap programs, and growth in new ordering providers.
The increase in Precision Oncology revenue was primarily due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally. The increase in completed Oncotype DX breast cancer tests was led by an increased number of ordering providers outside the U.S., particularly in Japan. In addition, we recognized sublicense revenue of $7.5 million for the nine months ended September 30, 2025 under a sublicense agreement executed in the second quarter of 2025 related to technology originally licensed from TwinStrand in the third quarter of 2024.
Adjustments to revenue recognized during the period relating to prior period estimates were less than 1% of revenue recorded in our condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024. The impacts to revenue related to change in transaction price are a function of differences in realized collections compared to original estimates, which includes upward adjustments stemming from optimizations in our reimbursement operations and downward adjustments from things such as payer denials.
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

	Three Months Ended September 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Cost of sales	$266,810	31.4%	$217,170	30.6%	$49,640	22.9%
Gross profit and gross margin	583,929	68.6%	491,485	69.4%	92,444	18.8%

	Nine Months Ended September 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Cost of sales	$721,680	30.5%	$619,319	30.3%	$102,361	16.5%
Gross profit and gross margin	1,646,929	69.5%	1,426,124	69.7%	220,805	15.5%
The increase in cost of sales for the three and nine months ended September 30, 2025 was primarily due to an increase in production costs, which was a result of an increase in completed Cologuard and Oncotype tests. Gross margin decreased for the three and nine months ended September 30, 2025 primarily due to an increase in volume from certain of our care gap programs, which was partially offset by efficiencies gained in our personnel and lab automation from increased Cologuard test volume. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.
Research and development, sales and marketing, and general and administrative expenses, including each item as a percentage of revenue, consisted of the following:

	Three Months Ended September 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Research and development	$117,290	13.8%	$101,487	14.3%	$15,803	15.6%
Sales and marketing	250,228	29.4%	220,264	31.1%	29,964	13.6%
General and administrative	241,413	28.4%	193,539	27.3%	47,874	24.7%

	Nine Months Ended September 30,
Amounts in thousands	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Research and development	$331,501	14.0%	$333,501	16.3%	$(2,000)	(0.6)%
Sales and marketing	761,656	32.2%	649,596	31.8%	112,060	17.3%
General and administrative	670,681	28.3%	590,715	28.9%	79,966	13.5%
Research and development expenses. Research and development expenses consist of costs incurred to develop new or enhance existing products and services, which primarily includes personnel costs including stock-based compensation, clinical study programs, materials and infrastructure costs, depreciation and amortization, and allocated facility and overhead costs. For the three and nine months ended September 30, 2025 and 2024, research and development costs incurred primarily related to the development of our colorectal cancer, MRD, and MCED tests. Research and development expenses incurred to support our ongoing clinical studies increased for the three and nine months ended September 30, 2025 primarily due to increased resources needed to support our pipeline tests as they approached and reached commercialization as discussed in the Recent Test

Launches section above. The increase in costs incurred to support our ongoing clinical studies for the nine months ended September 30, 2025 was offset by the termination of a license agreement with The Translational Genomics Research Institute, which resulted in the recognition of an expense of $25.8 million in the second quarter of 2024. We expect that research and development expenses will generally increase in future periods as we continue to enhance our current products and invest in our pipeline.
Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs including stock-based compensation and commissions for our sales force, marketing costs, customer-oriented support activities, depreciation and amortization expense, and allocated facility and overhead costs. Sales and marketing expenses increased for the three and nine months ended September 30, 2025 due to continued investment in high impact sales and marketing opportunities. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in efforts to increase adoption of current products and support the launches of new products. We expect these expenses will decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services. Refer to Note 1 of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (“Notes to Condensed Consolidated Financial Statements”) for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.
General and administrative expenses. General and administrative expenses include costs associated with our corporate support functions, which primarily includes personnel costs including stock-based compensation, legal and professional service fees, depreciation and amortization, and allocated facility and overhead costs. General and administrative expenses increased for the three and nine months ended September 30, 2025 primarily due to restructuring and business transformation related costs incurred as discussed in Note 14 of our Notes to Condensed Consolidated Financial Statements and an increase in certain incentive-based compensation arrangements, which were reduced in the third quarter of 2024. The increase in expenses was also attributed to the change in fair value of our outstanding contingent consideration liabilities. Refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for further discussion of our outstanding contingent consideration liabilities. The increase in general and administrative expenses as a percentage of revenue for the three months ended September 30, 2025 is primarily due to restructuring and business transformation related costs, which we expect to continue to impact our general and administrative expenses into 2026 as discussed in further detail above. We expect general and administrative expenses will stabilize and decrease over time as we continue to leverage efficiencies in our personnel, information technology systems, and the expected benefits from our multi-year productivity plan. Refer to Note 1 of our Notes to Condensed Consolidated Financial Statements for discussion of the reclassification of customer care and customer experience related costs from general and administrative expenses to sales and marketing expenses.
Other operating and non-operating expense (income) items consisted of the following:

	Three Months Ended September 30,
Amounts in thousands	2025	2024	Change
Impairment of long-lived and indefinite-lived assets	$543	$18,698	$(18,155)
Other operating income	—	(3,100)	3,100
Investment income, net	(17,577)	(11,582)	(5,995)
Interest expense, net	9,789	9,607	182
Income tax expense	1,837	808	1,029

	Nine Months Ended September 30,
Amounts in thousands	2025	2024	Change
Impairment of long-lived and indefinite-lived assets	$6,794	$31,296	$(24,502)
Other operating income	—	(6,632)	6,632
Investment income, net	(34,500)	(29,596)	(4,904)
Interest expense, net	29,602	17,439	12,163
Income tax expense	3,189	4,077	(888)
Impairment of long-lived and indefinite-lived assets. The impairment charges recorded during the three and nine months ended September 30, 2025 and September 30, 2024 related to certain of our domestic facilities and corresponding leasehold improvements.

Other operating income. The income recorded for the three and nine months ended September 30, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test (“GPS test”) to MDxHealth SA (“MDxHealth”).
Investment income, net. The investment income recorded for the three and nine months ended September 30, 2025 and 2024 was primarily due to gains recorded on our marketable securities.
Interest expense, net. Interest expense recorded from our outstanding convertible notes totaled $8.2 million and $8.9 million for the three months ended September 30, 2025 and 2024, respectively and $24.7 million and $23.6 million for the nine months ended September 30, 2025 and 2024, respectively. Interest expense for the nine months ended September 30, 2024 included a net gain on settlement of convertible notes of $10.3 million. The convertible notes are further described in Note 9 of our Notes to Condensed Consolidated Financial Statements.
Income tax expense. Income tax expense for the three and nine months ended September 30, 2025 and 2024 was primarily related to current foreign and state tax expense.
Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public and private offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents and marketable securities on hand at September 30, 2025, along with cash flows generated through our operations, will be sufficient to fund our current operations for at least the next twelve months based on current operating plans.
In January 2025, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”), which provides us with access to $500.0 million on a revolving basis, including a letter of credit sublimit. The Revolving Credit Agreement also provides for uncommitted incremental facilities in an amount up to $200.0 million plus an unlimited additional amount so long as we are in pro forma compliance with certain financial covenants. The Revolving Credit Agreement expires in January 2028. As of September 30, 2025, we have not drawn any funds under the Revolving Credit Agreement. The Revolving Credit Agreement is further described in Note 8 of our Notes to Condensed Consolidated Financial Statements.
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
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2025, we had approximately $789.0 million in unrestricted cash and cash equivalents and approximately $214.1 million in marketable securities.
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

Cash Flows

	Nine Months Ended September 30,
Amounts In millions	2025	2024
Net cash provided by operating activities	$339.7	$163.5
Net cash provided by (used in) investing activities	104.0	(400.3)
Net cash provided by (used in) financing activities	(262.2)	221.4
Operating activities
The increase in cash provided by operating activities for the nine months ended September 30, 2025 was primarily due to an increase in revenue, a decrease in our operating expenses as a percentage of revenue, and timing and magnitude of our cash outflows on our accounts payable and accrued liabilities including lower disbursements related to incentive-based compensation arrangements that were accrued as of December 31, 2024. This was partially offset by an increase in cost of sales to support the increase in revenue as discussed in the Results of Operations section above.
Investing activities
The increase in cash provided by investing activities was due to allocating more funds to money market accounts and reducing our investments in fixed income securities, allowing us to meet our liquidity needs for financing activities for the nine months ended September 30, 2025 as further discussed below. In addition, we received a payment of $28.0 million in the second quarter of 2025 in settlement of a portion of our contingent consideration receivable related to the sale of the intellectual property and know-how related to our GPS test to MDxHealth. These inflows were partially offset by a payment of $50.0 million as part of the note purchase agreement that we executed with Freenome in the third quarter of 2025. We also made a payment of $45.0 million during the third quarter of 2024 for our license of intellectual property from TwinStrand.
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
Material Cash Requirements
A discussion of our material cash requirements as of December 31, 2024 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2024 Form 10-K. Other than the matters described below, there were no material changes outside the ordinary course of our business in our specified material cash requirements during the nine months ended September 30, 2025.
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
In August 2025, we entered into a Collaboration and License Agreement with Freenome. Under the terms of the agreement, we made a payment to Freenome of $75.0 million in cash in November 2025. Additional amounts would be payable to Freenome upon the achievement of certain development and regulatory milestones. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of this agreement.

As of September 30, 2025, we had no off-balance sheet arrangements.

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
Recent Accounting Pronouncements
See Note 1 of our Notes to Condensed Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities and our outstanding variable-rate debt. We invest our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which as of September 30, 2025 and December 31, 2024 were classified as available-for-sale. We place our cash, cash equivalents, restricted cash, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of September 30, 2025, we had no outstanding variable rate debt. If we were to draw down amounts under our Revolving Credit Agreement, we would be impacted by increases in prevailing market interest rates. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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

We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of September 30, 2025, we had open foreign currency forward contracts with notional amounts of $56.4 million. Although the impact of currency fluctuations on our financial results has been insignificant in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 4. Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures enable us to record, process, summarize and report information required to be included in our Exchange Act filings within the required time period. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the periodic reports filed with the SEC is accumulated and communicated to our management, including our principal executive, financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There have been no significant changes in internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in the 2024 Form 10-K and in Part II, “Item 1A. Risk Factors” in our subsequently filed Quarterly Reports on Form 10-Q. Other than the factor set forth below and in Item 1A. Risk Factors section of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2025 and March 31, 2025, there have been no material changes to the risk factors described in the 2024 Form 10-K.
Disruptions at the FDA and other government agencies and regulatory authorities caused by government shutdowns, policy changes, funding shortages, or key personnel disruptions could prevent new products and services from being reviewed or approved in a timely manner or at all, or otherwise prevent those agencies from performing normal governmental functions on which the operation of our business may rely, which could negatively impact our business, financial condition and results of operations.
Disruptions and leadership changes at the FDA, and resulting staff and policy changes may slow review or prevent approval of new products in the U.S., which may adversely affect our business, financial condition and results of operations.The ability and willingness of the FDA and other comparable foreign regulatory authorities to review and approve new products and services can be affected by a variety of factors, including government shutdowns, leadership, statutory, regulatory, and policy changes, government budget and funding levels, and key personnel disruptions. Average review times at regulatory authorities and government agencies have fluctuated in recent years as a result. Government funding of the FDA and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
The U.S. federal government shut down on October 1, 2025, and in recent years has shut down several times. As a result, certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs in the future, it could significantly impact the ability of government agencies, including the FDA, to review and process our regulatory submissions, which could have a material adverse effect on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
Eighth Amended and Restated Bylaws
On October 29, 2025, the Board of Directors of the Company approved the Company’s Eighth Amended and Restated Bylaws (the “Eighth Amended and Restated Bylaws”), effective as of October 29, 2025. The Eighth Amended and Restated Bylaws amend and restate in their entirety the Company’s bylaws to (1) implement a cure process for certain deficiencies in director nomination notices submitted by shareholders and (2) provide that the federal district courts of the United States of America shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, unless the Company consents in writing to the selection of an alternative forum. The Eighth Amended and Restated Bylaws also contain conforming, clarifying and updating changes to the Company’s shareholder nomination bylaw, as well as certain other non-substantive updates and revisions.
The foregoing summary is subject to, and qualified in its entirety by, the full text of the Eighth Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits
The following documents are filed as part of this Form 10-Q.

Exhibit Number	Exhibit Description	Filed with This Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	Certificate of Amendment, dated July 23, 2020, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Certificate of Amendment, dated June 9, 2023, to the Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	6/12/2023	001-35092

3.4	Eighth Amended and Restated Bylaws of the Registrant	X

31.1	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13(a)-14(a) or Rule 15d-14(a) of Securities Exchange Act of 1934	X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101
The following materials from the Quarterly Report on Form 10-Q of Exact Sciences Corporation for the quarter ended September 30, 2025 filed on November 3, 2025, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from our Quarterly Report for the period ended September 30, 2025, filed with the Securities and Exchange Commission on November 3, 2025, is formatted in Inline Extensible Business Reporting Language (“iXBRL”)
X
(*) Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXACT SCIENCES CORPORATION

Date: November 3, 2025	By:	/s/ Kevin T. Conroy
Kevin T. Conroy
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2025	By:	/s/ Aaron Bloomer
Aaron Bloomer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)