Form 10-K
period 2025-12-31
EXACT SCIENCES CORP
filed 2026-02-13
CIK 1124140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $9,970,230,370 (based on the closing price of the Registrant’s Common Stock on June 28, 2025 of $53.14 per share).
The number of shares outstanding of the Registrant’s $0.01 par value Common Stock as of February 12, 2026 was 190,888,211.
DOCUMENT INCORPORATED BY REFERENCE
None.

EXACT SCIENCES CORPORATION
ANNUAL REPORT ON FORM 10‑K
YEAR ENDED DECEMBER 31, 2025

PART I
This Annual Report on Form 10‑K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies, and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10‑K regarding our strategies, prospects, expectations, financial condition, operations, costs, plans, and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expected future operating results; expectations for development or launching of new or improved products, and services and their impact on patients; insurance reimbursement potential; our strategies, commercialization efforts, positioning, competition, resources, capabilities, and expectations for future events or performance; the anticipated benefits of our acquisitions, including estimated synergies and other financial impacts; and the timing of completion of the proposed acquisition of us by Abbott Laboratories. Forward-looking statements are neither historical facts nor assurances of future performance or events. Instead, they are based only on current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Actual results, conditions, and events may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause actual results, conditions, and events to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to successfully develop and commercialize new products and services and assess potential market opportunities; our ability to successfully and profitably market our products and services; the acceptance of our products and services by patients and healthcare providers; our reliance upon certain suppliers; our ability to retain and hire key personnel; approval and maintenance of adequate reimbursement rates for our products and services within and outside of the U.S.; the amount and nature of competition for our products and services; the effects of any judicial, executive or legislative action affecting us or the healthcare system; changes in government policies, laws, regulations, and staffing; recommendations, guidelines and quality metrics issued by various organizations regarding cancer screening or our products and services; our ability to obtain and maintain regulatory approvals and comply with applicable regulations; our ability to protect and enforce our intellectual property; our success establishing and maintaining collaborative, licensing and supplier arrangements; the results of our validation studies and clinical trials, including the risks that the results of future studies and trials may differ materially from the results of previously completed studies and trials; our ability to manage an international business and our expectations regarding our international expansion and opportunities; the potential effects of changing macroeconomic conditions and geopolitical conflict; the possibility that the anticipated benefits from our business acquisitions will not be realized in full or at all or may take longer to realize than expected; the outcome of any potential litigation or legal proceeding; our ability to raise the capital necessary to support our operations or meet our payment obligations under our indebtedness; and risks and uncertainties related to the proposed acquisition of us by Abbott Laboratories, including the possible inability of the parties to consummate the proposed transaction on a timely basis or at all; the possible inability of the parties to satisfy the conditions precedent to consummation of the proposed transaction, including necessary regulatory approvals and the requisite vote by our stockholders, on a timely basis or at all; the possible occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement relating to the proposed transaction; the risk that such merger agreement may be terminated in circumstances that require us to pay a termination fee; the possibility that competing offers to acquire us may be made; the potential adverse impact on us of contractual restrictions under such merger agreement that limit our ability to pursue business opportunities or strategic transactions; risks relating to significant transaction costs associated with the proposed transaction and the possibility that the proposed transaction may be more expensive to complete than anticipated; potential adverse effects of the announcement or pendency of the proposed transaction, or any failure to complete the proposed transaction, on the market price of our common stock or on our ability to develop and maintain relationships with our personnel (including our ability to attract and retain highly qualified management and other scientific personnel) and customers, suppliers and others with whom we do business or otherwise on our business, financial condition, results of operations and financial performance; risks related to diversion of management’s attention from our ongoing business operations due to the proposed transaction; and the risk of litigation and/or regulatory actions related to the proposed transaction or our business and the outcome of any such litigation or regulatory action. The risks included above are not exhaustive. Other important risks and uncertainties are described in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections in this Annual Report on Form 10-K and our subsequently filed Quarterly Reports on Form 10-Q. You are further cautioned not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
During 2025, we achieved many milestones, including:
•delivering more than 5.5 million results to patients with our portfolio of cancer tests,
•being recognized as a Great Place to Work for the seventh consecutive year,
•growing revenue 18% while decreasing operating expenses as a percentage of revenue,
•generating cash provided by operating activities of $491.4 million for the year ended December 31, 2025, an improvement of $280.9 million, respectively, compared to the year ended December 31, 2024,
•launching Cologuard PlusTM, our next-generation Cologuard test, Oncodetect®, our molecular residual disease (“MRD”) test, and Cancerguard®, the first commercially available multi-cancer early detection (“MCED”) blood test analyzing multiple biomarker classes,
•obtaining Medicare reimbursement for our Oncodetect test, through the Molecular Diagnostics Services Program (“MolDX”) effective April 2025 for serial use in patients with stage II, III, and resectable stage IV colorectal cancer in the adjuvant and recurrence monitoring settings over a five-year period,
•entered into an exclusive license agreement with Freenome Holdings, Inc. (“Freenome”) for blood-based colorectal cancer screening.
Our Products and Services
With a leading portfolio of products for earlier cancer detection and treatment guidance, we provide patients with earlier, smarter answers. Our current products and services focus on screening and precision oncology tests.
Merger Agreement
On November 19, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abbott Laboratories (“Abbott”) and Badger Merger Sub I, Inc., a direct, wholly owned subsidiary of Abbott (“Merger Sub”), providing for the merger of Merger Sub with and into Exact (the “Merger”) on the terms and subject to the conditions set forth in the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the separate existence of Merger Sub will cease, and we will continue as the surviving corporation in the Merger and as a direct, wholly owned subsidiary of Abbott. At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each share of our common stock (other than certain excluded shares) issued and outstanding immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive $105.00 in cash, without interest, less any applicable withholding taxes. Following the Merger, Exact common stock will no longer be publicly traded or listed on The Nasdaq Stock Market LLC.
Under the terms of the Merger Agreement, we are subject to various customary covenants and obligations, including among others, until the earlier of the Effective Time and the termination of the Merger Agreement, the obligation to use commercially reasonable efforts to conduct our business in the ordinary course of business in all material respects and to refrain from taking certain actions without Abbott's consent, subject to specified exceptions. We do not believe the restrictions to which we are subject under the Merger Agreement will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
Consummation of the Merger, which we currently expect to occur in the second quarter of 2026, is subject to the satisfaction or waiver of specified conditions, including the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Exact common stock entitled to vote thereon (the “Stockholder Approval”), receipt of specified regulatory approvals and satisfaction of other customary closing conditions.

The Merger Agreement contains certain termination rights for Exact and Abbott, including, among others, the right of each party to terminate if (i) the Merger is not consummated by November 19, 2026, subject to extension in certain cases, (ii) any law or order restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger is in effect and has become final and non-appealable, (iii) the Stockholder Approval is not obtained upon a vote taken on the adoption of the Merger Agreement at the meeting of our stockholders held for the purpose of obtaining stockholder approval or any adjournment or postponement thereof, or (iv) the other party breaches or fails to perform its representations, warranties, agreements or covenants in the Merger Agreement in a manner that would cause the conditions to the consummation of the Merger to not be satisfied and does not cure such breach or failure within the applicable cure period, subject to certain exceptions. If the Merger Agreement is terminated under specified circumstances, we may be required to pay to Abbott a termination fee of approximately $628.7 million.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the copy of the Merger Agreement that was attached as Exhibit 2.1 to our Current Report on Form 8-K filed on November 20, 2025 and that is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
Our Screening Tests
Cologuard and Cologuard Plus Tests
Our flagship screening products, the Cologuard and Cologuard Plus tests, are patient-friendly, non-invasive, stool-based DNA (“sDNA”) screening tests that utilize a multi-target approach to detect DNA and hemoglobin biomarkers associated with colorectal cancer and pre-cancer. Biomarkers are targeted that have been shown to be strongly associated with colorectal cancer and pre-cancer. Methylation, mutation, and hemoglobin results are combined in the laboratory analysis through a proprietary algorithm to provide a single positive or negative reportable result.
We believe the large, underserved population of unscreened and inadequately screened patients represents a significant opportunity for our Cologuard and Cologuard Plus tests. It is widely accepted that colorectal cancer is among the most preventable, yet least prevented cancers. Colorectal cancer can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease — with pre-cancerous lesions or early-stage cancer — are more likely to have a complete recovery and to be treated less expensively. Colorectal cancer is the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths in the U.S. among non-smokers. In 2025 in the U.S. there were approximately 154,000 new cases of colorectal cancer and approximately 53,000 deaths.
Upon approval by the U.S. Food and Drug Administration (“FDA”) in August 2014, our Cologuard test became the first FDA-approved sDNA non-invasive colorectal cancer screening test. In March 2025, we launched our FDA-approved Cologuard Plus test, our next generation version of Cologuard. Our Cologuard and Cologuard Plus tests are indicated for average risk adults 45 years of age and older.
Our peer-reviewed study, “Multitarget Stool DNA Testing for Colorectal-Cancer Screening,” published in the New England Journal of Medicine in April 2014, highlighted the performance of the Cologuard test in its 10,000 patient DeeP-C clinical trial. Subsequently, our peer-reviewed study, "Next-Generation Multitarget Stool DNA Test for Colorectal Cancer Screening," published in the New England Journal of Medicine in March 2024 highlighted the performance of the Cologuard Plus test in its 20,000 patient BLUE-C clinical trial. The results from these studies are summarized as follows:

Advanced Finding:	Cologuard	Cologuard Plus
Cancer Sensitivity	92%	95%
Stage I - III Cancer Sensitivity	93%	94%
High-Grade Dysplasia Sensitivity	69%	74%
Specificity	87%	91%
We believe the competitive advantages of sDNA screening provide a significant market opportunity. There are nearly 110 million Americans between the ages of 45 and 85 who are at average risk for colorectal cancer. At a three-year screening interval and an average revenue per test of approximately $592 for Cologuard Plus, this represents a potential $22 billion annual market for our Cologuard tests.

More than 40% of Americans between the ages of 45 and 85 who are at average risk for colorectal cancer are not up-to-date with screening according to the American Cancer Society’s (“ACS”) colorectal cancer screening guidelines. We believe our Cologuard and Cologuard Plus tests help more people get screened for colorectal cancer. Internal studies have shown that approximately 40% of surveyed Cologuard users were previously unscreened for colorectal cancer.
Our Cologuard and Cologuard Plus tests are included in key guidelines and quality measures that many healthcare providers rely on when making screening recommendations.
•In its updated guidelines released in May 2021, the U.S. Preventive Services Task Force (“USPSTF”) gave an “A” grade to colorectal cancer screening starting at age 50 and continuing until age 75 and a “B” grade to colorectal cancer screening for ages 45 to 49. The updated guidelines include our Cologuard and Cologuard Plus tests (referred to in their statement as sDNA-FIT) as recommended screening methods for all average-risk patients in the 45-75 age group.
•The ACS recommends mt-sDNA as a front-line option colorectal cancer screening test, including our Cologuard and Cologuard Plus tests, in average-risk, asymptomatic individuals. The ACS recommends colorectal cancer screening beginning at age 45 for people at average risk of colorectal cancer.
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
•The Centers for Medicare & Medicaid Services (“CMS”) includes our Cologuard and Cologuard Plus tests in its most recent Medicare Advantage Star Ratings program.
Cancerguard Test
Our Cancerguard test is designed to detect multiple cancers in their earliest stages from a single blood draw. Building on decades of research with Mayo and The Johns Hopkins University, the Cancerguard test combines multiple biomarker classes for earlier cancer detection, provides high specificity to help minimize false positives, and utilizes a streamlined imaging-based diagnostic pathway to reduce follow-up procedures. In September 2025, results from a multi-center, prospective, case-control ASCEND-2 study showed 68% sensitivity across six of the deadliest cancers and 64% overall sensitivity across a broad range of cancers, excluding breast and prostate. Additionally, the test achieved high specificity of 97.4%, helping to minimize false positives and avoid unnecessary procedures. Our Cancerguard test was launched as a self-pay laboratory developed test (“LDT”) in September 2025, and to support patient access, we entered into an agreement with Quest Diagnostics to enable blood collection at their approximately 7,000 patient access sites across the U.S. We are actively enrolling patients for a real-world evidence study conducted under a U.S. FDA-reviewed Investigational Device Exemption, which is designed to inform future regulatory submissions, support payer discussions on coverage and reimbursement, and guide efforts to include our Cancerguard test in clinical guidelines.
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
Oncodetect Test
Our tumor-informed Oncodetect MRD test is designed to detect small amounts of tumor DNA that may remain in patients’ blood after they have undergone initial treatment. This test is expected to help patients and oncologists understand the success of initial treatment, guide further treatment, and monitor for cancer recurrence. Results from the Alpha-CORRECT study, which primarily included patients with stage III colorectal cancer, showed our Oncodetect test achieved 78% sensitivity at the post-surgical timepoint and 91% sensitivity during the surveillance monitoring period, with specificities of 80% and 94%, respectively. In January 2025, complete findings from Alpha-CORRECT were published in the Journal of Surgical Oncology. Results from our Beta-CORRECT study, which we presented at the 2025 American Society of Clinical Oncology Annual Meeting, confirm a significant association between MRD positivity and recurrence in patients with stages II through IV colorectal cancer. Our Oncodetect test was launched as a LDT in April 2025, and based on results from the aforementioned studies, obtained Medicare reimbursement through the MolDX program effective April 2025 for serial use in patients with stage II, III, and resectable stage IV colorectal cancer in the adjuvant and recurrence monitoring settings over a five-year period.
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
Through our collaboration with Mayo, we have successfully performed feasibility studies involving multiple types of cancer using tissue, blood, and other sample types. Our research and development programs are also powered by technologies we have exclusively licensed from JHU, Broad Institute, Inc. (“Broad Institute”), Oxford University, the Ludwig Institute for Cancer Research, TwinStrand Biosciences, Inc. (“TwinStrand”), and Freenome.
We are focusing our research and development efforts on three main areas:
•Colorectal Cancer Screening Test Development. In August 2025, we announced initial results for an internal version of our colorectal cancer screening blood test, showing sensitivities of 73% for colorectal cancer and 14% for advanced precancerous lesions at 90% specificity. This test included three methylation markers and a protein marker. It did not include the additional marker class presented at the European Society for Medical Oncology 2024 Congress. Internal testing and evaluation are ongoing for future versions of our blood-based colorectal cancer screening test. In August 2025, we acquired exclusive rights in the U.S. to the current and future versions of Freenome's blood-based colorectal cancer screening tests as well as the underlying technology, subject to regulatory approvals.
•MRD Test Development. In addition to the evidence supporting our Oncodetect test in colorectal cancer, we plan to validate our Oncodetect test in breast cancer and, subsequently, in multiple other solid tumor types. We also expect to enhance our MRD test by leveraging the Broad Institute’s Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) diagnostic testing technology, which we secured exclusive rights to in June 2023 through a sponsored research and license agreement. In 2026, we expect to introduce a next-generation version of this test leveraging the MAESTRO technology.
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
Screening Test Commercial Operations
We promote our Cologuard and Cologuard Plus tests through a national and market-based model comprised of our health systems, payers, primary care, market development, and inside sales team members.
Our sales team actively engages with healthcare providers and payers to emphasize the need for colorectal cancer screening, educate them on the value of our Cologuard tests, and facilitate their ability to order the test. We focus on specific healthcare providers and payers based on a combination of order history and ordering potential data. We also focus on healthcare provider groups and larger regional and national health systems through large, organized screening programs.

A critical part of the value proposition of our Cologuard and Cologuard Plus tests is its adherence program, which involves active engagement with patients and providers by our adherence team. This customer-oriented support activity is focused on encouraging and helping patients complete Cologuard tests that have been ordered for them by their providers. We undertake a variety of health care activities to promote patient adherence including letters, text messages, online chat, emails, phone calls, and other direct-to-consumer digital efforts.
We have undertaken a significant marketing public relations effort to engage prospective patients in the U.S., including through the launch of targeted, direct-to-consumer advertising campaigns across national television, digital, social media, print, and audio channels. During 2025, we continued to deepen our investment in large, organized screening programs and direct ordering channels via Cologuard.com to further solidify our Cologuard and Cologuard Plus tests as a solution for patients who infrequently visit their health care provider.
We promote our Cancerguard test through our expansive commercial and operational infrastructure, including our national sales force that engages with primary care physicians, oncologists, and leading health systems. To support patient access, we have entered into an agreement with Quest Diagnostics to enable blood collection at Quest's approximately 7,000 patient access sites across the U.S., including through its patient service centers and in-office phlebotomists in provider offices, as well as mobile phlebotomy services for at-home collections.
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
International Commercial Operations
We commercialize or plan to commercialize our Oncotype® tests internationally through employees in Canada, Japan, and a number of European countries, as well as through exclusive distribution agreements. We have provided our Oncotype tests in approximately 120 countries outside of the U.S. We do not offer our Cologuard tests, Cancerguard test, or Oncodetect test outside of the U.S. We are exploring opportunities to make these tests and other future products available outside of the U.S.
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
Reimbursement for our Tests
Reimbursement for our Cologuard Tests
Our Cologuard tests have broad reimbursement coverage from Medicare and commercial payers. Updated USPSTF colorectal cancer screening guidelines mandate coverage of our Cologuard and Cologuard Plus tests beginning at age 45 for ACA covered health plans. Medicare Part B covers our Cologuard and Cologuard Plus tests once every three years for beneficiaries who are age 45 to 85, asymptomatic and at average risk for developing colorectal cancer.

The following laws and regulations establish coverage requirements relevant to our Cologuard and Cologuard Plus tests.
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
•Federal regulations require that Medicare Advantage plans cover “A” or “B” rated preventive services without patient cost-sharing, and CMS has issued a notice affirming that Medicare Advantage plans must include coverage of our Cologuard and Cologuard Plus tests every three years without patient cost-sharing including coverage of a follow-up colonoscopy after a positive non-invasive stool-based screening test effective January 1, 2023. Additional Part B cost sharing for procedures performed in addition to follow-on colonoscopy (e.g. polyp removal or pathology) will be phased out by 2030.
•We believe that most states' laws mandate coverage of our Cologuard and Cologuard Plus tests by certain health insurance plans.
Most commercial payers have issued positive coverage decisions for our Cologuard test, and we have negotiated contracts with most payers to include our Cologuard test as an in-network service. Since its launch in March 2025, we have negotiated amendments with many commercial payers to issue positive coverage decisions and include our Cologuard Plus test as an in-network service. We continue to work with these payers to negotiate amendments to our existing network agreements to add the Cologuard Plus test. In-network agreements with payers have varying terms and conditions, including reimbursement rate, term, and termination. Other payers may perform post-payment reviews or audits, which may lead to payment recoupments.
State Medicaid agencies generally assign a reimbursement rate for our Cologuard and Cologuard Plus tests equal to or less than the prevailing Medicare rate, often determined by state law as a percentage of the Medicare reimbursement rate.
Reimbursement for our Precision Oncology Tests
We depend on government insurance plans, managed care organizations, and commercial insurance plans for reimbursement of our precision oncology tests.
Medicare coverage for our precision oncology tests is currently subject to the discretion of the local Medicare Administrative Contractors (“MAC”). Palmetto, the MAC that establishes the coverage and coding policies for most of our tests under Medicare, developed the MolDX, to identify and establish Medicare coverage for molecular diagnostic tests that fall within the scope of its Molecular Diagnostic Test local coverage decision (“LCD”). To obtain coverage under the MolDX program, developers of molecular diagnostic tests must submit a detailed dossier of analytical and clinical data to substantiate that a test meets Medicare’s requirements for coverage. We have received positive coverage decisions under the MolDX program for our breast, colon, Oncodetect, Riskguard, and OncoExTra tests.
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
Our Clinical Laboratory and Manufacturing Facilities
We process our Cologuard, Cologuard Plus, and Cancerguard tests at two state-of-the-art, high-throughput clinical laboratories in Madison, Wisconsin that are certified pursuant to federal Clinical Laboratory Improvement Amendments (“CLIA”) and accredited by College of American Pathologist (“CAP”). Our total lab capacity at both facilities is approximately seven million Cologuard tests per year, with the opportunity to add additional capacity, if needed.
We currently manufacture our Cologuard, Cologuard Plus, and Cancerguard tests at our facilities in Madison, Wisconsin. We are committed to manufacturing and providing medical devices and related products that meet customer expectations and applicable regulatory requirements. We adhere to manufacturing and safety standards required by federal, state, and local laws and regulations and operate our manufacturing facilities under a quality management system. We purchase certain components for our Cologuard, Cologuard Plus, and Cancerguard tests from third-party suppliers and manufacturers.
A majority of our internally developed Oncotype tests for domestic and international patients are currently processed in our CLIA-certified and CAP-accredited clinical reference laboratory facilities in Redwood City, California. Beginning in 2022, Oncotype DX Breast Recurrence Score tests for German patients have been processed in our newly constructed facility in Trier, Germany, a portion of which is operated by a third-party partner. Our OncoExTra, immunohistochemistry, and Oncodetect tests, along with tests completed under certain reference lab agreements, are processed in our CLIA-certified and CAP-accredited clinical reference laboratory facilities in Phoenix, Arizona.
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

Screening Competition
The U.S. opportunity for colorectal cancer screening is large, consisting of nearly 110 million eligible individuals between the ages of 45 and 85, and has attracted numerous competitors. Our Cologuard and Cologuard Plus tests face competition from procedure-based detection technologies such as colonoscopy, flexible sigmoidoscopy, “virtual” colonoscopy—a radiological imaging approach that visualizes the inside of the bowel by CT scan (spiral computerized axial tomography)—as well as other stool-based colorectal cancer tests (including the fecal occult blood test, the fecal immunochemical test (“FIT”)), and capsule endoscopy.
Geneoscopy, Inc. (“Geneoscopy”) received FDA approval for its ColoSense stool-based test which competes directly with our Cologuard tests in the United States. We are aware of at least two other companies (Mainz Biomed and Prescient Metabiomics) who are developing stool-based colorectal cancer screening tests.
We are also aware of many companies including Guardant Health, Inc., Freenome, who we executed an exclusive license agreement with related to their blood-based colorectal cancer screening tests, GRAIL, Inc., and Natera Inc., that have developed or are developing blood-based colorectal cancer screening tests. Guardant Health, Inc. recently received FDA approval and Medicare coverage of its blood-based test (Shield). Collectively, these tests could represent significant competition for our current tests, our own in-development blood-based colorectal cancer screening test, and other tests we may develop in the future. Our competitors may also be developing additional methods of detecting colorectal cancer and pre-cancer that have not yet been announced.
We also entered the MCED market with our Cancerguard test, which was launched in September 2025. We are aware of other companies with MCED products either commercially available or in development that will compete directly with our Cancerguard test. These companies include GRAIL, Inc., Guardant Health, Inc., Caris Life Sciences, and Freenome.
The genetic testing market is highly competitive, and we expect this competition to intensify in the future as our competitors consolidate and new competitors emerge. We face competition from a variety of sources, including Ambry Genetics (owned by Tempus AI); Myriad Genetics, Inc.; Natera; Color Health, Inc.; GeneDx; Illumina; Variantyx; 3billion; a few large, established general testing companies such as Laboratory Corporation of America Holdings (LabCorp) and Quest Diagnostics Incorporated; and clinical laboratories in an academic or healthcare provider setting that perform clinical genetic testing on behalf of their affiliated institutions.
Precision Oncology Competition
Our precision oncology products compete against a number of companies that are developing or commercializing products to profile genes and gene expression in breast and colon cancer. These companies include Agendia Inc., Veracyte, Inc., Myriad Genetics, Inc., and Hologic, Inc.
Each of Natera, Tempus AI, Guardant, NeoGenomics, Myriad Genetics, Inc., Quest Diagnostics, and Personalis have commercially available competitive MRD tests or have such tests in development, which currently or may in the future compete directly with our Oncodetect MRD test. There are multiple companies who have therapy selection products (either tissue-based or blood-based) which compete with the OncoExTra test and our in-development OncoliquidTM test including Tempus AI, Caris Life Sciences, NeoGenomics, Myriad Genetics, Inc., and Delfi. Historically, our principal competition for our precision oncology tests has also come from existing diagnostic methods used by pathologists and oncologists. Advances in digital pathology and artificial intelligence have the potential to replace or complement these entrenched methods and may offer value comparable to our molecular tests. Other potential competitors include companies that develop diagnostic tests such as Roche Holding, Ltd, and Siemens AG, as well as other companies and academic and research institutions.
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

Regulation
Certain of our activities are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, distribution, and export of medical devices. Our clinical laboratory facilities are subject to oversight by CMS pursuant to CLIA, as well as agencies in various states, including New York. We are subject to many other federal, state, and foreign laws, including those related to anti-fraud and abuse, anti-kickback, and patient privacy. Failure to comply with applicable requirements can lead to significant sanctions, including interruption of our operations, withdrawal of products from the market, recalls, payment denials, refunds and recoupments, refusal to authorize government contracts, product seizures, exclusion from participation in federal and state healthcare programs, civil money penalties, injunctions, and criminal prosecution. For more information, see “Item 1A. Risk Factors — Risks Relating to Governmental Regulation and Reimbursement.”
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
Laboratory Developed Tests
Our Oncotype DX, Oncodetect, Cancerguard, and OncoExTra tests, and certain other tests we offer are LDTs, and we may seek to commercialize certain of our products in development as LDTs. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use. The FDA historically took the position that it has the authority to regulate such tests as medical devices under the FDCA and for the most part exercised enforcement discretion and not required clearance or approval of LDTs prior to marketing.
In May 2024, the FDA issued a final rule (the “LDT Rule”), which amended the FDA's regulations to make explicit that LDTs are devices under the FDCA and set forth a process for enhanced regulation of LDTs.

On March 31, 2025, the U.S. District Court in the Eastern District of Texas vacated the LDT Rule, holding that LDTs are "services" and therefore not subject to FDA regulation as “devices” under the FDCA.The FDA did not appeal the District Court decision and withdrew the LDT Rule on September 19, 2025, reverting to the Agency’s historical enforcement discretion position.

In the future, the FDA may change its position with respect to its regulation of the LDTs we offer or may seek to offer in the future. This may include eliminating any pathway for LDTs to be submitted for FDA clearance or approval or by defining different requirements that the FDA views to be in line with the District Court decision, causing us to incur substantial costs and time delays associated with meeting new requirements for pre-market clearance or approval, or causing us to experience decreased demand for or reimbursement for our tests due to an inability to secure FDA clearance or approval. Congress may also enact new legislation to regulate laboratory services and the impact of any such legislation is uncertain.

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
HIPAA and Other Privacy Laws
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”) established comprehensive protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations, or “Covered Entities”: health plans, healthcare clearinghouses, and healthcare providers that conduct certain healthcare transactions electronically. Covered Entities and their business associates must have in place administrative, physical, and technical standards to guard against the misuse of individually identifiable health information. We perform activities that implicate HIPAA, such as providing clinical laboratory testing services as a Covered Entity and entering into specific kinds of relationships with Covered Entities and business associates of Covered Entities. Penalties for violations of HIPAA include civil money and criminal penalties.
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
Sunshine Act
In 2010, Congress enacted a statute commonly known as the Sunshine Act, which aims to promote transparency. The Sunshine Act requires manufacturers of drugs, devices, biologicals, and medical supplies covered by Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS any payments or other transfers of value made to certain healthcare providers and teaching hospitals, unless an exception applies. Manufacturers must also disclose to CMS any healthcare provider ownership or investment interests. Some states have similar transparency laws.

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
Environmental. The cost of compliance with federal, state, and local provisions related to the protection of the environment has had no material effect on our business. There were no material capital expenditures for environmental control facilities in the year ended December 31, 2025 and there are no material expenditures planned for such purposes for the year ended December 31, 2026.

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
Our success depends upon our ability to protect our technologies through patent coverage and, where necessary, defend and enforce our patents in administrative proceedings and litigation. As of December 31, 2025, we had 274 issued patents in the U.S. and 965 issued patents outside of the U.S., which includes validated patents issued by the European Patent Office in key E.U. countries, covering biomarkers and methods that are components of the Cologuard and Cologuard Plus tests, Oncoguard® Liver test, Oncotype DX tests, Oncodetect test, pipeline technologies or research methods, and platform technologies. Our issued U..S. patents expire at various times between 2026 and 2045. In addition, we have pending patent applications in the U.S. and in other countries, including provisional and non-provisional filings. Some of these U.S. patent applications also have corresponding pending or granted applications under the Patent Cooperation Treaty in Canada, Europe, Japan, Australia, and other jurisdictions. We solely own, jointly own, or exclusively license these patents and patent applications. In certain cases where joint ownership positions were created, we have negotiated contractual provisions providing us with the opportunity to acquire exclusive rights under the patents and patent applications. Under some patents and patent applications, we have elected to allow exclusive options to lapse without exercising the option. The joint ownership agreements generally are in the form of agreements that were executed at the onset of our collaborations with third parties.
License Agreements
We license certain technologies that are, or may be, incorporated into our technology under several license agreements, as well as the rights to commercialize certain diagnostic tests through collaboration agreements. Generally, the license agreements require us to pay single-digit royalties based on net revenues received using the technologies and may require minimum royalty amounts, milestone payments, or maintenance fees. For additional information on these relationships, including their ongoing financial and accounting impact on our business, refer to Note 11 of our Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (“Notes to Consolidated Financial Statements”).
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
Johns Hopkins University
Through the acquisition of Thrive Earlier Detection Corporation (“Thrive”), we acquired a worldwide exclusive license agreement with The Johns Hopkins University for use of several JHU patents and licensed know-how. The license is designed to enable us to leverage JHU intellectual property in the development and commercialization of certain of our products.

In addition to granting us a license to the covered JHU intellectual property, JHU provides us with research and development assistance pursuant to other collaboration arrangements.
Freenome Holdings, Inc.
In August 2025, we entered into a Collaboration and License Agreement (the “Agreement”) with Freenome Holdings, Inc., under which we and Freenome will collaborate to develop and commercialize certain blood-based screening and diagnostic products (“Collaboration Products”) for colorectal cancer. Upon execution of the Agreement, we have co-exclusive rights to commercialize Freenome’s existing CRC screening test as a laboratory developed test in the United States. Upon the later of (1) certain requirements related to antitrust clearance being satisfied (the “Antitrust Clearance Date”), which was obtained in November 2025, and (2) receipt of first-line FDA approval for a Collaboration Product, we will obtain exclusive rights to commercialize such Collaboration Products in the United States.
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
At December 31, 2025, we had approximately 7,200 full-time, part-time and temporary employees, 7,100 of which were full-time employees. 95% of our employees are located in the United States and none of our employees are represented by a labor union. During fiscal year 2025, our voluntary turnover rate was approximately 9%, below the healthcare industry benchmark, which is comprised of certain of our key competitors (Aon, 2025 Salary Increase and Turnover Study — Second Edition).
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
Our talent strategy and inclusion team, led by our Executive Vice President, Human Resources and Service, is responsible for developing and implementing our inclusion and diversity programs. The Human Capital Committee of our Board of Directors oversees and monitors our policies and strategies relating to culture, talent, and human capital management, including diversity, equity, and inclusion. We track and monitor workforce diversity data to ensure we are fulfilling our diversity and inclusion aspiration – to be known as a great place to work for all. Thanks, in part, to our compelling mission, competitive benefits and the positive results of our employee inclusion program, women make up approximately 53% of total employees (full-time and part-time), and 47% of management positions. Our nine-member Board of Directors includes four female members to support diversity of opinion and perspective at the board level. We have been recertified as Great Place to Work® in the U.S. for the seventh consecutive year and for the first time in Canada, France, Germany, Italy, Japan, Poland, and United Kingdom. In addition, we have been awarded Gallup Exceptional Workplace Award in 2025.
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
We create opportunities for personal growth, professional growth, and career mobility for all employees. From facilitated workshops to eLearning modules, individual development plans, mentoring, and coaching, we have invested in developmental capabilities to meet our employees at any stage of their career and help them grow. We have a variety of tools to facilitate developmental feedback. We maintain a mentoring program aimed to support the growth and development journey of employees, increase talent retention, enhance our inclusive culture, and increase partnership and collaboration across the business. We also host an annual leadership summit, bringing leaders across the Company together for two and a half days of dedicated development and enrichment activities. Thanks, in large part, to our training and development investments, in 2025 we were able to fill 36% of our open positions with internal candidates.
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
Risks Related to the Merger
•Failure to complete, or delays in completing, the Merger could materially and adversely affect our results of operations and our stock price.
•Completion of the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could cause either party to abandon the Merger.
•We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending.
•We will continue to incur substantial transaction-related costs in connection with the Merger.
•We and our directors and officers have been subject to lawsuits, and may be subject to additional lawsuits, relating to the Merger.
•Provisions of the Merger Agreement may deter alternative business combinations, and the trading price of our common stock could be negatively affected if the Merger Agreement is terminated in certain circumstances.
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
•We heavily rely upon certain suppliers and other vendors, and any disruptions or failures with respect to our relationships with these counterparties could have a disruptive effect on our business.
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
•We may not be successful in achieving expected operating efficiencies and sustaining or improving operating margins and may experience business disruptions associated with restructuring and transformation activities.
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
•Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system could have an adverse effect on our business, financial condition, results of operations and prospects.
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
•Disruptions at the FDA and other government agencies and regulatory authorities caused by government shutdowns, policy changes, funding shortages, or key personnel disruptions could prevent new products and services from being reviewed or approved in a timely manner or at all, or otherwise prevent those agencies from performing normal governmental functions on which the operation of our business may rely, which could negatively impact our business, financial condition and results of operations.
•There exists substantial uncertainty regarding the future regulation of the LDTs.
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
•Our stock price has fluctuated widely and, despite the pendency of the Merger, may continue to be volatile.
•We have recorded significant impairment charges and could do so again in the future
•Our significant indebtedness could adversely affect our business, financial condition and results of operations, and our ability to meet our payment obligations under such indebtedness and limit our ability to raise additional capital to fund our operations.

Risks Related to the Merger
Failure to complete, or delays in completing, the Merger could materially and adversely affect our results of operations and our stock price.
The consummation of the Merger is subject to a number of closing conditions, including, among others, stockholder and regulatory approvals and clearances, a number of which are not within our control. Failure to satisfy the conditions to the consummation of the Merger could prevent, delay or otherwise materially and adversely affect the completion of the Merger. We can provide no assurance that all required approvals and clearances will be obtained or that all closing conditions will be satisfied, and, if all required approvals and clearances are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or clearances or the timing of the completion of the Merger. The Merger Agreement also contains termination rights for us and Abbott, which could prevent the consummation of the Merger, including a right for either party to terminate the Merger Agreement in certain cases if the Merger is not completed by November 19, 2026, subject to extension in certain cases. We cannot assure you that we will be able to consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure or delay of the Merger to be consummated include, but are not limited to, the following:
•under some circumstances, we may be required to pay a termination fee to Abbott of approximately $628.7 million;
•we may experience negative reactions from financial markets or the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Merger will be completed;
•the attention of our management and employees may be diverted by the Merger;
•we and our directors and officers have been subject to lawsuits, and may be subject to additional lawsuits relating to the Merger;
•it is possible that some of our key personnel leaves during the pendency of the Merger; and
•we may experience the loss of, and negative reactions from, physicians, patients, payors, suppliers, hospitals, manufacturers, and other business partners, including those with which we are seeking to establish business relationships, due to uncertainties about or any failure to complete the Merger.
The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and stock price. If the Merger is not consummated and one or more of these events occur, such as payment of a termination fee to Abbott or other significant transaction costs in connection with the Merger, our cash balances and other outstanding indebtedness at that time could be materially and adversely affected and our options for sources of financing or refinancing could be more limited than if we had not pursued the Merger. If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our stock price, business, financial condition, results of operations or cash flows.
Completion of the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could cause either party to abandon the Merger.
Completion of the Merger is conditioned upon, among other things, the filing or receipt of the necessary notices, clearances, approvals, waivers or consents under certain antitrust and competition laws, including certain applicable health care entity notice of material change and other similar laws. We cannot provide any assurance that we or Abbott will obtain the necessary clearances, approvals, waivers or consents or that the applicable governmental authorities will not take action under applicable regulatory laws in respect of the pending Merger as they deem necessary or desirable, including seeking divestiture of substantial assets of the parties, requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights, or requiring the parties to commit to certain undertakings with respect to their operations after the consummation of the Merger. Under certain circumstances, we or Abbott may be permitted to terminate the Merger Agreement in the event that required clearances, approvals, waivers or consents under certain antitrust and competition laws, including certain applicable health care entity notice of material change and other similar laws, have not been obtained by the one-year anniversary of the date of the Merger Agreement (subject to extension as permitted under the Merger Agreement). Private parties may also seek to take legal action under the antitrust laws under certain circumstances, which could significantly impede or even preclude obtaining required regulatory approvals. We cannot be certain that a challenge to the Merger will not be made or that, if a challenge is made, we will prevail.

We are subject to various uncertainties and restrictions on the conduct of our business while the Merger is pending, which could have a material adverse effect on our business, results of operations and financial condition.
Uncertainty about the pendency of the Merger and the effect of the Merger on our employees, customers, suppliers, manufacturers, and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause physicians, patients, payors, suppliers, hospitals, manufacturers, and other business partners who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations and financial condition and the market price of our common stock.
In addition, the Merger Agreement restricts us from taking certain actions without Abbott’s consent while the Merger is pending. These restrictions may prevent us from, among other things, hiring key personnel, buying or selling certain assets, making certain capital expenditures, refinancing or incurring certain indebtedness, entering into certain transactions, or making certain other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions and uncertainties could have a material adverse effect on our business, results of operations and financial condition during the pendency of the Merger.
We will continue to incur substantial transaction-related costs in connection with the Merger.
We have incurred significant legal, advisory and financial services fees in connection with the Merger. We have incurred, and expect to continue to incur, additional costs in connection with the satisfaction of the various conditions to consummation of the Merger, including seeking approval from our stockholders and from applicable regulatory authorities. If there is any delay in the consummation of the Merger, these costs could increase significantly.
We and our directors and officers have been subject to lawsuits, and may be subject to additional lawsuits, relating to the Merger.
Litigation is common in connection with the sale of public companies, regardless of whether the claims have any merit. As of the date of filing of this Annual Report on Form 10-K, three complaints have been filed on behalf of purported Exact stockholders asserting individual claims against us and our directors in connection with the Merger, which generally allege that the definitive proxy statement we filed in connection with the Merger includes false and misleading information and/or fails to disclose allegedly material information in violation of state law. The complaints seek, among other things, to enjoin us from consummating the Merger or, in the alternative, rescissory damages, and an award of attorneys’ fees. In addition to these complaints, we have received demands from purported Exact stockholders alleging similar deficiencies regarding the disclosures made in the definitive proxy statement under the federal securities law. One of the conditions to consummating the Merger is that no order restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger shall have been issued by a court or other governmental authority and remain in effect. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order could delay or prevent the Merger from being completed. The time and costs of defending against litigation relating to the Merger may adversely affect our business.
Provisions of the Merger Agreement may deter alternative business combinations, and the trading price of our common stock could be negatively affected if the Merger Agreement is terminated in certain circumstances.
The Merger Agreement prohibits us from initiating, seeking, soliciting, knowingly facilitating or encouraging, or knowingly inducing or taking any other action designed or intended to lead to certain alternative takeover proposals from third parties, and from taking other similar actions, subject to exceptions set forth in the Merger Agreement. The Merger Agreement requires us to pay Abbott a termination fee of approximately $628.7 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal. These provisions could make it more difficult for us to pursue alternative offers from third parties. If the Merger Agreement is terminated and we determine to seek another business combination, we cannot assure our stockholders or other securities holders that we will be able to successfully negotiate a transaction with another company on terms comparable to the terms of the Merger Agreement, or that we will avoid incurrence of substantial fees associated with the termination of the Merger Agreement. In the event the Merger Agreement is terminated, our stock price may decline.

Risks Related to our Business and Business Strategy
We may never become profitable or sustain profitability.
We have incurred losses since we were formed. From our date of inception on February 10, 1995 through December 31, 2025, we have accumulated a total deficit of approximately $4.71 billion. Our net loss was $207.9 million, $1.03 billion and $204.1 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. We expect to continue investing significantly toward continued development and commercialization of our colorectal cancer screening technology, our precision oncology tests, our MCED and MRD tests, and other products and services. If our revenue does not continue to grow faster than our cost of sales and operating expenses, we will not become profitable. We cannot be certain that the revenue from the sale of any products or services based on our technologies will be sufficient to make us profitable.
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
We may become dependent on additional single- or limited-source suppliers, or become increasingly dependent on existing suppliers, as we expand and develop our product and service pipeline. For example, Phillips-Medisize, LLC (“Phillips”) is now our sole source provider of Cologuard test kit manufacturing and our OncoExTra test is currently only validated to be performed on Illumina’s sequencing platform, and the MRD and MCED tests we launched in 2025 will similarly utilize this platform. We also rely on Hamilton Company (“Hamilton”) to provide us laboratory equipment and related supplies (such as racking and pipette tips) necessary to perform certain critical steps in our clinical laboratory tests, including our Cologuard and precision oncology tests. Although other companies may offer viable alternative platforms, we have invested significant capital, time and expertise to procure Phillips, Illumina, and Hamilton machines and to optimize their use in our tests.
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
In the ordinary course of our business, we collect and store sensitive data, including personal information, credit card and other financial information, intellectual property and proprietary business information owned or controlled by us or other parties such as customers and payers. We also communicate sensitive data, including patient data, through phone, Internet, facsimile, multiple third-party vendors and their subcontractors. We depend on information technology (“IT”) systems for significant elements of our operations, including our laboratory information management system and our ExactNexus® technology platform. Our IT systems support a variety of functions, including laboratory operations, test validation, sample tracking, quality control, customer service support, billing and reimbursement, research and development activities, scientific and medical curation and general administrative activities. We face a number of risks related to protecting this critical information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and our being unable to adequately monitor, audit or modify our controls over such critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf as well as other third parties we share information with like hospitals and health systems.
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
In most cases, we ship Cologuard collection kits to patients, and patients ship samples to our Madison, Wisconsin laboratory facilities for analysis by air and ground express courier delivery service. Additionally, medical providers typically ship samples for Oncotype DX testing to our laboratory facilities via air and ground express courier delivery service. Disruptions in delivery service, whether due to bad weather, natural disaster, labor disruptions, terrorist acts or threats, or for other reasons, can adversely affect customer satisfaction, specimen quality, and our ability to provide our services on a timely basis. If the courier delivery services that transport Cologuard collection kits or other test samples institute significant price increases, our profitability would be negatively affected and we may need to identify alternative delivery methods, if possible, modify our service model, or attempt to raise our pricing, which may not be possible with regard to tests covered by Medicare or commercially practicable with regard to tests covered by commercial payers.
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
In connection with the commercialization of our tests, we have added, and expect to continue adding, personnel to certain areas of our business, including laboratory operations, quality assurance, and compliance. Our number of full-time employees has increased from 4,800 as of December 31, 2020 to 7,200 as of December 31, 2025. As we continue to build our commercialization, marketing, and sales efforts and expand research and development activities for current and new products and services, the scope and complexity of our operations is increasing significantly. In addition, our acquisitions have contributed to the increasing complexity of operations, requiring significant changes to our corporate operations as we integrate other companies and their personnel to our systems. This growth has also increased our operating expenses and capital requirements, and we expect that they will continue to increase. Our ability to manage our growth effectively requires us to expend funds to improve our operational, financial and management controls, reporting systems, and procedures. As we expand the commercialization of our current tests and move towards commercializing new tests, we will also need to effectively manage our growing manufacturing, laboratory operations, and sales and marketing needs. We are continuing to explore the need to add new facilities to support anticipated demand for our current and future tests. We face various risks in managing these expansion efforts, including financing, construction delays, budget management, quality control, design efficiency, and transition execution. If we are unable to manage our anticipated growth effectively, our business could be harmed.
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

We may not be successful in achieving expected operating efficiencies and sustaining or improving operating margins and may experience business disruptions associated with restructuring and transformation activities.
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
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government investigations, and other legal matters, both inside and outside the U.S., arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved, and additional claims may arise in the future. Legal proceedings in which we are currently involved include those proceedings described in Note 14 of the Notes to Consolidated Financial Statements.
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
Disruptions and leadership changes at the FDA, and resulting staff and policy changes may slow review or prevent approval of new products in the U.S., which may adversely affect our business, financial condition and results of operations. The ability and willingness of the FDA and other comparable foreign regulatory authorities to review and approve new products and services can be affected by a variety of factors, including government shutdowns, leadership, statutory, regulatory, and policy changes, government budget and funding levels, and key personnel disruptions. Average review times at regulatory authorities and government agencies have fluctuated in recent years as a result. Government funding of the FDA and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.
The U.S. federal government shut down on October 1, 2025, and in recent years has shut down several times. As a result, certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs in the future, it could significantly impact the ability of government agencies, including the FDA, to review and process our regulatory submissions, which could have a material adverse effect on our business.
There exists substantial uncertainty regarding the future regulation of the LDTs.
Our Oncotype, OncoExTra, Cancerguard, and Oncodetect tests and certain other tests we offer are marketed as LDTs, and we may seek to commercialize certain of our products in development as LDTs. LDTs are clinical laboratory tests that are developed and validated by a laboratory for its own use. The FDA historically has taken the position that it has the authority to regulate such tests as medical devices under the FDCA and has for the most part exercised enforcement discretion and has not required clearance, de novo classification, or approval of LDTs prior to marketing.
In May 2024, the FDA issued the LDT Rule which amended the FDA's regulations to make explicit that LDTs are devices under the FDCA. On March 31, 2025, the U.S. District Court in the Eastern District of Texas vacated the LDT rule, holding that LDTs are "services" and not subject to FDA regulation as “devices” under the FDCA.
The FDA did not appeal the District Court decision and withdrew the LDT Rule on September 19, 2025, reverting to the Agency’s historical enforcement discretion position. Nevertheless, the FDA may change its position with respect to its regulation of the LDTs we offer or may seek to offer in the future. This may include eliminating any pathway for LDTs to be submitted for FDA clearance or approval or by defining different requirements that the FDA views to be in line with the District Court decision, causing us to incur substantial costs and time delays associated with meeting new requirements for pre-market clearance or approval, or causing us to experience decreased demand for or reimbursement for our tests due to an inability to secure FDA clearance or approval. Congress may also enact new legislation to regulate laboratory services and the impact of any such legislation is uncertain.

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
The U.S. Attorney’s Offices have increased their scrutiny over the healthcare industry in recent years. The U.S. Congress, Department of Justice ("DOJ"), Office of Inspector General of the Department of Health and Human Services, and Department of Defense have all issued subpoenas and other requests for information to conduct investigations of, and commenced, civil and criminal litigation against healthcare companies related to financial arrangements with healthcare providers, regulatory compliance, product promotional practices, and documentation, coding, and billing practices. In addition, the Federal False Claims Act and state equivalents have led to whistleblowers filing numerous qui tam civil lawsuits against healthcare companies, in part, because a whistleblower can receive a portion of any amount obtained by the government through such a lawsuit.
Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail. In addition, qui tam litigation or governmental enforcement action may result in substantial damages (including treble damages), fines, civil and criminal penalties, payment of attorney's fees, or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which could entail significant obligations and costs. As described further in Note 14 of the Notes to Consolidated Financial Statements, in September 2023, we entered into settlement agreements with the United States, acting through the U.S. DOJ, with respect to (1) a civil investigative demand initiated by the U.S. DOJ concerning Genomic Health, Inc.’s (“Genomic Health”) compliance with the Medicare Laboratory Date of Service billing regulations prior to our acquisition of Genomic Health in 2019 and (2) a qui tam lawsuit alleging violations of the Federal Anti-Kickback Statute and False Claims Act for offering gift cards to patients in exchange for returning the Cologuard screening test, for which Niles Rosen M.D., the petitioner in the qui tam lawsuit, was also a party to the settlement agreement. The settlement agreement between Genomic Health and the U.S. DOJ required us to pay $32.5 million, which was paid in September 2023 and the settlement agreement with the U.S. DOJ and Dr. Rosen required us to pay $13.8 million plus legal fees, which was paid in October 2023. Any such actions or litigation in the future could result in adverse penalties or outcomes that could materially and adversely affect our business, financial condition, and results of operations.

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
•anti-markup legislation; and
•consumer protection.
We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission ("FTC") and advertising of laboratory services is regulated by certain state laws. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC or state law requirement could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for medical devices. Additionally, most foreign countries have authorities comparable to the FDA and processes for obtaining marketing approvals. In particular, the entry into application of the E.U.'s In Vitro Diagnostic Device Regulation will impose new requirements and create new compliance risks. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA, FTC, and state regulation. We incur various costs in complying and overseeing compliance with these laws and regulations. The growth of our business and sales organization, the acquisition of additional businesses or products and services and our expansion outside of the U.S. may increase the potential of violating these laws, regulations or our internal policies and procedures.
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
We also may face lawsuits by government or commercial payers if they believe they have overpaid us for our test services or as a result of other circumstances. For example, as described in Note 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, in September 2023, Genomic Health, entered into a settlement agreement with the United States, acting through the U.S. DOJ, to resolve a civil investigation concerning Genomic Health’s compliance with the Medicare Date of Service billing regulation prior to our acquisition of Genomic Health in 2019. This settlement agreement required us to pay $32.5 million, which was paid in October, 2023.
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
Our products and services may not gain market acceptance by healthcare providers, healthcare payers, and others in the medical community. The degree of market acceptance of our Cologuard test, Cologuard Plus test, Cancerguard test, our precision oncology tests, and other products and services that we offer will depend on a number of factors, including:
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

In 2025, we launched new screening and diagnostic tests including Cologuard Plus test, our Oncodetect MRD test for patients with colorectal cancer, and our Cancerguard MCED test and expect to continue to launch new products in future years. The expenses associated with these launch activities were and any future launches are expected to be significant. Successful launches of these tests will involve a number of critical items including securing adequate reimbursement from both government and private payers, and developing effective marketing and sales programs. The knowledge and experience we gained commercializing our Cologuard and precision oncology tests may not translate into successful commercialization efforts with respect these or other new products.
Although our Cologuard Plus test has demonstrated superior performance to our Cologuard test, it will nevertheless require significant effort on our part and take time to transition. These transition efforts include processing both the Cologuard and Cologuard Plus tests in our facilities and updating our information technology platforms. In November 2024 our Cologuard Plus test, received reimbursement coverage from Medicare beginning on January 1, 2025. However, securing reimbursement from other payers will also require significant efforts on our part and take time to achieve.
Although we believe our Oncodetect test data demonstrates the utility of the test, successful commercialization will depend on our ability to garner acceptance in the medical community. We submitted data from the clinical validation study for our Oncodetect MRD test to MolDX, and obtained Medicare reimbursement effective April 2025 for serial use in patients with stage II, III, and resectable stage IV colorectal cancer in the adjuvant and recurrence monitoring settings over a five-year period, but there is no guarantee we will secure such coverage and reimbursement from other payers. After its initial launch in April 2025, our Oncodetect test may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers, such as Medicare and Medicaid programs and managed care organizations, and others in the medical community.
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
Maintaining a high USPSTF recommendation for our Cologuard and Cologuard Plus tests may have certain potentially significant implications. For example, the ACA mandates that certain non-grandfathered health insurers cover evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of USPSTF without imposing any patient cost-sharing. Similarly, federal regulations require that Medicare Advantage plans cover “A” or “B” graded preventive services without patient cost-sharing. Following the updated 2016 USPSTF recommendation statement, CMS issued an updated Evidence of Coverage notice for Medicare Advantage plans that affirms such plans must include coverage of our Cologuard test every three years without patient cost-sharing. While we believe the ACA Mandate requires certain health insurers to cover our Cologuard and Cologuard Plus tests for individuals between the ages of 45 and 75 without patient cost-sharing, some health insurers have disagreed. Enforcement of the ACA Mandate is difficult and depends on state, federal, or other third-party enforcement actions that we do not control. Further, a court or regulatory agency may agree with arguments that have been made, or that may in the future be made, by insurers and determine that the ACA Mandate does not require that they cover our Cologuard test, Cologuard Plus test, or future tests we may develop or may otherwise interpret the ACA Mandate in a manner unfavorable to us. Also, Congress may modify or repeal all or part of the ACA, and any such modification or repeal may repeal or limit the ACA Mandate for preventive services. Additionally, the ACA has also been the subject of various legal challenges and, if the plaintiffs are successful in any such challenges, insurance coverage for our Cologuard test, Cologuard Plus test, or future tests we develop could be materially and adversely affected. If for any of these reasons the ACA Mandate ceases to require coverage of our Cologuard test, Cologuard Plus test, or future tests we may develop or we are otherwise unable to secure effective enforcement of such mandate, our business prospects may be adversely affected.

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
As of December 31, 2025, we have entered into exclusive distribution agreements for the sale of our Oncotype tests with distributors covering dozens of countries. We may enter into other similar arrangements to distribute our tests in other countries in the future. We intend to continue growing our business internationally, and to do so we may need to attract additional distributors to expand the territories in which we sell our tests. Despite contractual obligations, distributors may not commit the necessary resources to market and sell our tests to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to enter into or maintain arrangements with distributors to market our tests in particular geographic areas, we may not realize long-term international revenue growth. Additionally, local laws may make it very difficult or costly for us to terminate or replace distributors, and local public procurement law may complicate providing our centralized laboratory services through a distributor. Furthermore, our revenue from distributors could be negatively impacted as a result of changes in business cycles, business or economic conditions, coverage determinations, reimbursement rates, changes in foreign currency exchange rates that make our tests more expensive in our distributors’ local currencies, or other factors that could affect their ability to pay us for tests on a timely basis or at all.
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

Under our collaboration and license agreement with Freenome, we will obtain exclusive rights under that agreement upon the later of obtaining (1) certain FDA approvals and (2) antitrust clearance. While we obtained antitrust clearance in the fourth quarter of 2025, there can be no assurance that necessary FDA approvals will be obtained and we will secure the expected exclusive license under the agreement. The value of our license rights under the Freenome agreement also depends to a significant extent upon Freenome’s ability to meet certain development and regulatory milestones, which may never be met. If these milestones are not met, it is likely that our investment will not yield the anticipated benefits.

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
We are currently engaged in patent infringement lawsuits against Geneoscopy for its infringement of multiple Company patents. Geneoscopy has in response alleged several claims against us, in addition to asking for the USPTO to reexamine the patentability of the patents in dispute. More information on these matters can be found in Note 14 of our Notes to Consolidated Financial Statements. Defending these lawsuits and patent challenges may result in substantial expense to us and may divert the attention of management and key personnel.
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
As a public company, we are subject to the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the SEC, which require us, among other things, to maintain effective disclosure controls and procedures and internal control over financial reporting. Maintaining effective disclosure controls and procedures and internal control over financial reporting is necessary for us to produce reliable financial statements and to prevent fraud. In addition, we are required to disclose publicly for each fiscal year the conclusion of our management as to the effectiveness of our internal control over financial reporting and to report any material weaknesses identified by management. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm. Although we determined that our internal control over financial reporting was effective as of December 31, 2025, we must continue to monitor and assess our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting or if we are unable to assert that our internal control over financial reporting is effective when required in the future, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected.
Our stock price has fluctuated widely and, despite the pendency of the Merger, may continue to be volatile.
The market price for our common stock, like the securities of many other companies in the life sciences industry, has been highly volatile and could continue to be volatile and subject to significant price and volume fluctuations in response to various factors, many of which are beyond our control. Such factors include those listed in this “Item 1A. Risk Factors” section as well as:
•the timing of, and our ability to consummate, the Merger, including any changes in factors that influence the timing and likelihood of the consummation of the Merger;
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
Our balance sheet includes goodwill and intangible assets that represent 56% of our total assets at December 31, 2025, which are primarily associated with our acquisitions. These assets are reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value not be recoverable. If the carrying value of the asset is determined to be impaired, then it is written down to fair value by a charge to operating earnings. An impairment of a significant portion of goodwill or intangible assets could have a material negative effect on our results of operations. During the fourth quarter of 2024, we performed a quantitative impairment assessment for the in-process research and development (“IPR&D”) intangible asset acquired as part of the acquisition of Thrive related to the development of a blood-based MCED test. The impairment assessment required a fair value measurement, and we determined that the fair value of the IPR&D was $420.0 million resulting in a non-cash, pre-tax impairment loss of $830.0 million.

Our significant indebtedness could adversely affect our business, financial condition and results of operations, and our ability to meet our payment obligations under such indebtedness and limit our ability to raise additional capital to fund our operations.
We have a significant amount of indebtedness. As of December 31, 2025, we had total indebtedness of $2.35 billion consisting of aggregate principal and interest due under our convertible senior notes. We also had $5.9 million of letters of credit issued. This level of debt could have significant consequences on our future operations, including:
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Governance
Our Board of Directors administers its cybersecurity risk oversight function directly through our Audit and Finance Committee (“AFC”). Our AFC has primary responsibility for overseeing our risk management practices, programs, and policies related to data privacy, data protection, and cybersecurity. The AFC reviews and evaluates the processes utilized by management to identify and assess the material internal and external risks that may affect our business. Our AFC regularly discusses our major risk exposures with management, legal counsel, and the internal audit department. This includes potential financial impact on the Company and the steps taken to monitor and control those risks. Annual reviews with management include summaries of legal and regulatory compliance matters, risk management activities, and cybersecurity assessments. Additionally, our AFC oversees the process by which our Board of Directors is informed regarding the risks facing the Company and coordinates with our legal counsel to ensure our Board of Directors receives regular risk assessment updates from management.
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
Processes for managing cybersecurity risks
The cybersecurity team tracks risks and incidents related to cybersecurity until the risk is mitigated to an acceptable level or fully remediated. When risks are identified, the cybersecurity team oversees mitigation plans with the risk owner, including communication of the plan and tracking of remediation efforts.
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

Item 2. Properties
As of December 31, 2025, our material facilities are as follows:

Location	Primary Function	Total Square Feet (approx.)	Leased or Owned
Madison, Wisconsin	Research and development, corporate, operations, and clinical laboratory	1,514,017	Leased/Owned
Redwood City, California	Research and development, corporate, operations, and clinical laboratory	243,195	Leased
See Note 14 in the Notes to Consolidated Financial Statements for further discussion surrounding our leased facilities.
Item 3. Legal Proceedings
From time to time we are a party to various legal proceedings arising in the ordinary course of our business. Legal proceedings, including litigation, government investigations and enforcement actions could result in material costs, occupy significant management resources and entail civil and criminal penalties. The information called for by this item is incorporated by reference to the information in Note 14 of the Notes to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently listed on the NASDAQ Capital Market under the symbol “EXAS.”
As of February 12, 2026, there were 190,888,211 shares of our common stock outstanding held by approximately 151 holders of record.
We have never paid any cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.
See Note 13 in the Notes to Consolidated Financial Statements for further information on our stock-based compensation plans.
The following graph compares the cumulative total return on our common stock with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the five-year period ended December 31, 2025. The graph assumes that the value of the investment in our stock and in each index was $100 on December 31, 2020 and assumes that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Exact Sciences Corporation, The NASDAQ Composite Index, and the NASDAQ Biotechnology Index

200
150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
Exact Sciences Corporation
NASDAQ Composite
NASDAQ Biotechnology

_________________________________
*    $100 invested on December 31, 2020 in stock or index including reinvestment of dividends.
Unregistered Sales of Equity Securities
Not applicable.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Objective
The purpose of this Management's Discussion and Analysis (“MD&A”) is to better allow our investors to understand and view our Company from management's perspective. We are providing an overview of our business and strategy including a discussion of our financial condition and results of operations. The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. We have omitted discussion of 2023 results where it would be redundant to the discussion previously included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 19, 2025.
Overview
A leading provider of cancer screening and diagnostic tests, Exact Sciences Corporation gives patients and health care professionals the clarity needed to take life-changing action earlier. Building on the success of the Cologuard and Oncotype DX tests, we are investing in our pipeline to develop innovative solutions for use before, during, and after a cancer diagnosis.
Recent Developments and Trends
Merger Agreement
On November 19, 2025, we entered into the Merger Agreement with Abbott Laboratories and Merger Sub, providing for, among other things, the Merger on the terms and subject to the conditions set forth in the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time of the Merger, the separate existence of Merger Sub will cease, and we will continue as the surviving corporation in the Merger and as a direct, wholly owned subsidiary of Abbott. At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each share of our common stock (other than certain excluded shares) issued and outstanding immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive $105.00 in cash, without interest, less any applicable withholding taxes. Following the Merger, Exact common stock will no longer be publicly traded or listed on The Nasdaq Stock Market LLC.
Under the terms of the Merger Agreement, we are subject to various customary covenants and obligations, including, among others, until the earlier of the Effective Time and the termination of the Merger Agreement, the obligation to use commercially reasonable efforts to conduct our business in the ordinary course of business in all material respects and to refrain from taking certain actions without Abbott’s consent, subject to specified exceptions. We do not believe the restrictions to which we are subject under the Merger Agreement will prevent us from meeting our debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
Consummation of the Merger, which we currently expect to occur in the second quarter of 2026, is subject to the satisfaction or waiver of certain conditions, including the Stockholder Approval, specified regulatory approvals and requirements having been obtained or satisfied and other customary closing conditions.
The Merger Agreement contains specified termination rights for Exact and Abbott, including, among others, the right of each party to terminate if (i) the Merger is not consummated by November 19, 2026, subject to extension in certain cases, (ii) any law or order restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger is in effect and has become final and non-appealable, (iii) the Stockholder Approval is not obtained upon a vote taken on the adoption of the Merger Agreement at the meeting of our stockholders held for the purpose of obtaining stockholder approval or any adjournment or postponement thereof, or (iv) the other party breaches or fails to perform its representations, warranties, agreements or covenants in the Merger Agreement in a manner that would cause the conditions to the consummation of the Merger to not be satisfied and does not cure such breach or failure within the applicable cure period, subject to certain exceptions. If the Merger Agreement is terminated under specified circumstances, we may be required to pay to Abbott a termination fee of approximately $628.7 million.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the copy of the Merger Agreement that was attached as Exhibit 2.1 to our Current Report on Form 8-K filed on November 20, 2025 and that is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
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
Product Opportunities
We estimate there are up to 55 million Americans that are not up to date with their colon cancer screenings. The capacity for screening colonoscopies in the U.S. is relatively fixed because it is dependent on the number of gastroenterologists available to perform the procedures. Health systems, payers, and health care providers are motivated to increase screening rates because they are measured as part of the HEDIS and Medicare Stars quality measure systems. More health systems and payers are recognizing the opportunity to partner with Exact Sciences to address their screening rates and related quality measures through large, organized screening programs including our care cap programs. We aim to partner with them to implement our Cologuard and Cologuard Plus tests within these programs as a solution for patients who infrequently visit their health care provider. Cologuard test utilization is increasing in this setting, helping us screen more Americans.
In June 2025, the U.S. Supreme Court affirmed that USPSTF members were constitutionally appointed and that the ACA Mandate that certain health insurers cover, without imposing any patient cost-sharing, evidence-based items or services that have in effect a rating of “A” or “B” in the current recommendations of the USPSTF, which includes our Cologuard and Cologuard Plus tests, in its decision in the Kennedy v. Braidwood Management case. The ruling did not disrupt coverage of our Cologuard and Cologuard Plus tests, reinforces the value of evidence-based preventive care, and solidifies our Cologuard and Cologuard Plus tests as valuable assets for payers in improving health outcomes.
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
Macroeconomic Conditions
While factors such as increasing financial market volatility and uncertainty, inflation, exchange rate fluctuations, higher interest rates, government shutdowns, tariffs and geopolitical conflicts have not materially impacted our results of operations as of December 31, 2025, we are uncertain how these factors may impact our future operating results, including through the impact of consumer or medical provider behavior or by adversely impacting the operations of our suppliers.
Results of Operations
Revenue. Our Screening revenue primarily includes laboratory service revenue from our Cologuard and PreventionGenetics LLC (“PreventionGenetics”) tests while our Precision Oncology revenue includes laboratory service revenue from global Oncotype DX and therapy selection tests.

(Amounts in thousands)	2025	2024	Change	% Change
Screening	$2,529,866	$2,103,868	$425,998	20.2%
Precision Oncology	717,124	654,999	62,125	9.5%
Total	$3,246,990	$2,758,867	$488,123	17.7%

The increase in Screening revenue was primarily driven by a higher volume of completed Cologuard tests, which resulted from increases in rescreen rates, care gap programs, and growth in new ordering providers.
The increase in Precision Oncology revenue was primarily due to an increase in the number of completed Oncotype DX breast cancer tests, both domestically and internationally. This increase in completed Oncotype DX breast cancer tests was led by an increased number of ordering providers outside the U.S., particularly in Japan. In addition, we recognized sublicense revenue of $7.5 million for year ended December 31, 2025 under a sublicense agreement executed in the second quarter of 2025 related to technology originally licensed from TwinStrand in the third quarter of 2024.
Adjustments to revenue recognized during the year relating to prior year estimates were less than 1% of revenue recorded in our consolidated statement of operations for the years ended December 31, 2025 and 2024. The impacts to revenue related to change in transaction price are a function of differences in realized collections compared to original estimates, which includes upward adjustments stemming from optimizations in our reimbursement operations and downward adjustments from things such as payer denials.
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

(Amounts in thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Cost of sales	$984,235	30.3%	$840,150	30.5%	$144,085	17.1%
Gross profit and gross margin	2,262,755	69.7%	1,918,717	69.5%	344,038	17.9%
The increase in cost of sales for the year ended December 31, 2025 was primarily due to an increase in production costs, which was a result of an increase in completed Cologuard and Oncotype tests. Gross margin was consistent for the year ended December 31, 2025 compared to the same period in 2024, primarily due to efficiencies gained in our personnel and lab automation from increased Cologuard test volume, which was partially offset by an increase in volume from certain of our care gap programs. We expect that cost of sales will generally continue to increase in future periods as a result of an increase in our existing laboratory testing services and as we launch our pipeline products. We also expect to see a corresponding increase in personnel and support services associated with this growth.
Research and development, sales and marketing, and general and administrative expenses, including each item as a percentage of revenue, consisted of the following:

(Amounts in thousands)	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
Research and development	$522,996	16.1%	$431,210	15.6%	$91,786	21.3%
Sales and marketing	1,050,183	32.3%	894,125	32.4%	156,058	17.5%
General and administrative	888,674	27.4%	781,825	28.3%	106,849	13.7%

Research and development expenses. Research and development expenses consist of costs incurred to develop new or enhance existing products and services, which primarily includes personnel costs including stock-based compensation, clinical study programs, materials and infrastructure costs, depreciation and amortization, and allocated facility and overhead costs. Research and development costs incurred for years ended December 31, 2025 and 2024 primarily related to the development of our colorectal cancer, MRD, and MCED tests. The increase in research and development expenses was primarily due to the upfront payment associated with our license deal executed with Freenome, which resulted in expense of $75.0 million in the fourth quarter of 2025. In addition, research and development expenses incurred to support our ongoing clinical studies increased primarily due to increased resources needed to support our pipeline tests as they approached and reached commercialization. The increase in costs incurred to support our ongoing clinical studies was partially offset by the termination of a license agreement with The Translational Genomics Research Institute, which resulted in the recognition of $25.8 million in the second quarter of 2024. We expect that research and development expenses will generally continue to increase in future periods as we continue to enhance our current products and invest in our pipeline.
Sales and marketing expenses. Sales and marketing expenses primarily include personnel costs including stock-based compensation and commissions for our sales force, marketing costs, customer-oriented support activities, depreciation and amortization expense, and allocated facility and overhead costs. Sales and marketing expenses increased primarily due to continued investment in high impact opportunities including our direct-to-consumer advertising campaigns and further development of large, organized screening programs. We anticipate sales and marketing expenses will generally increase in future periods as we reinvest in efforts to increase adoption of current products and support the launches of new products. We expect these expenses will decrease as a percentage of revenue over time, driven by the growth of Cologuard and Oncotype testing services.
General and administrative expenses. General and administrative expenses include costs associated with our corporate support functions, which primarily includes personnel costs including stock-based compensation, legal and professional service fees, depreciation and amortization, and allocated facility and overhead costs. General and administrative expenses increased primarily due to restructuring and business transformation related costs incurred as discussed in Note 15 of our Notes to Consolidated Financial Statements and an increase in certain incentive-based compensation arrangements. The increase in expenses was also attributed to the change in fair value of our outstanding contingent consideration liabilities. Refer to Note 7 of our Notes to Consolidated Financial Statements for further discussion of our outstanding contingent consideration liabilities. The decrease in general and administrative expenses as a percentage of revenue is primarily due to efficiencies gained in our personnel and information technology systems and a reduction in other discretionary spend as we continue to implement cost saving measures, which were partially offset by the factors described above. We expect general and administrative expenses will stabilize and decrease over time as we leverage efficiencies in our personnel, information technology systems, and the expected benefits from our multi-year productivity plan.
Other operating and non-operating expense (income) items consisted of the following:

(Amounts in thousands)	2025	2024	Change
Impairment of long-lived and indefinite-lived assets	$7,200	$869,460	$(862,260)
Other operating income	—	(9,200)	9,200
Investment income, net	(41,771)	(39,558)	(2,213)
Interest expense, net	39,361	27,016	12,345
Income tax expense (benefit)	4,061	(7,304)	11,365
Impairment of long-lived and indefinite-lived assets. The impairment charges recorded during the year ended December 31, 2025 related to certain of our domestic facilities and corresponding leasehold improvements. The impairment charges recorded during the year ended December 31, 2024 included impairments to our IPR&D asset acquired as part of our acquisition of Thrive and building leases and corresponding leasehold improvements at certain of our domestic facilities. The impairment of the IPR&D asset is further discussed in Note 6 of our Notes to Consolidated Financial Statements.
Other operating income. The income recorded for the year ended December 31, 2024 represents the remeasurement of the contingent consideration asset from the sale of the Oncotype DX Genomic Prostate Score test ("GPS test") to MDxHealth SA ("MDxHealth"). The sale of the GPS test is further discussed in Note 17 of our Note to Consolidated Financial Statements.

Investment income, net. The investment income for the years ended December 31, 2025 and 2024 was primarily due to gains recorded on our marketable and non-marketable securities.
Interest expense, net. Interest expense recorded from our outstanding convertible notes totaled $32.9 million for the year ended December 31, 2025. Interest expense recorded from our outstanding convertible notes totaled $22.3 million, which was partially offset by a net gain on settlement of convertible notes of $10.3 million, for the year ended December 31, 2024. The convertible notes are further described in Note 10 of our Notes to Consolidated Financial Statements.
Income tax benefit (expense). Income tax expense for the year ended December 31, 2025 was primarily related to current foreign and state tax expense. The income tax benefit recorded during the year ended December 31, 2024 was primarily related to current foreign and state tax expense offset by a U.S. deferred tax benefit.
Liquidity and Capital Resources
Overview
We have incurred losses since our inception, and have historically financed our operations primarily through public offerings of our common stock and convertible debt and through revenue generated by the sale of our laboratory testing services. We expect our operating expenditures to continue to increase to support future growth of our laboratory testing services, as well as an increase in research and development and clinical trial costs to support the advancement of our pipeline products and bringing new tests to market. We expect that cash, cash equivalents, and marketable securities on hand at December 31, 2025, along with cash flows generated through our operations, will be sufficient to fund our current operations through the expected closing date of the Merger, or, if the Merger is not completed or is delayed beyond our expectations, for at least the next twelve months based on current operating plans.
We may raise additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, with certain of the foregoing actions, if we were to move forward with them, requiring Abbott's approval under the Merger Agreement. If we are unable to obtain sufficient additional funds to enable us to fund our business plans and strategic investments, our results of operations and financial condition could be materially adversely affected, and we may be required to delay the implementation of our plans or otherwise scale back our operations. There can be no certainty that we will ever be successful in generating sufficient cash flow from operations to achieve and maintain profitability and meet all of our obligations as they come due.
Cash, Cash Equivalents, and Marketable Securities
As of December 31, 2025, we had approximately $956.0 million in unrestricted cash and cash equivalents and approximately $8.7 million in marketable securities.
We liquidated our portfolio of fixed income investments in the fourth quarter of 2025. Prior to this, the majority of our investments in marketable securities consisted of fixed income investments, and all were deemed available-for-sale. The objectives of this portfolio was to provide liquidity and safety of principal while striving to achieve the highest rate of return. Our investment policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.
Cash Flows

(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$491,438	$210,536
Net cash provided by (used in) investing activities	195,121	(442,155)
Net cash provided by (used in) financing activities	(338,090)	231,874

Operating activities
The increase in cash provided by operating activities was primarily due to an increase in revenue, a decrease in our operating expenses as a percentage of revenue, and timing and magnitude of our cash outflows on our accounts payable and accrued liabilities including lower disbursements related to incentive-based compensation arrangements that were accrued as of December 31, 2024. This was partially offset by an increase in cost of sales to support the increase in revenue as discussed in the Results of Operations section above.
Investing activities
The increase in cash provided by investing activities was due to allocating more funds to money market accounts and reducing our investments in fixed income securities, allowing us to meet our liquidity needs for financing activities for year ended December 31, 2025, as further discussed below. In addition, we received a payment of $28.0 million in the second quarter of 2025 in settlement of a portion of our contingent consideration receivable related to the sale of intellectual property and know-how related to our GPS test to MDxHealth. These inflows were partially offset by an upfront payment of $75.0 million as part of our license deal with Freenome in the fourth quarter of 2025. Additionally, we made a payment of $50.0 million as part of the note purchase agreement that we executed with Freenome in the third quarter of 2025. We also made a payment of $45.0 million for our license of intellectual property from TwinStrand during the third quarter of 2024.
Financing activities
The increase in cash used in financing activities was primarily due to payments of $249.2 million on settlement of our previously outstanding convertible notes due in 2025 (“2025 Notes”) upon maturity in January 2025 and a cash payment of $19.0 million in settlement of the contingent consideration liability related to our acquisition of Ashion Analytics, LLC. In comparison, we received proceeds of $266.8 million from the issuance of convertible notes in the second quarter of 2024. In addition, we made a payment of $86.5 million related to the net settlement of equity awards associated with Company's acceleration of certain awards in the fourth quarter of 2025 as further discussed in Note 13 of our Notes to Consolidated Financial Statements. The increase in cash used in financing activities was partially offset by a payment of $50.0 million in settlement of our previously outstanding accounts receivable securitization facility upon maturity in 2024.
Material Cash Requirements
Convertible Notes
As of December 31, 2025, we had outstanding aggregate principal of $2.35 billion on our convertible notes with maturity dates of March 15, 2027 (the “2027 Notes”), March 1, 2028 Notes (the “2028 Notes”), March 1, 2030 (the “2030 Notes”), and April 15, 2031 (the “2031 Notes” and collectively, the “Notes”). The 2027 Notes have an outstanding principal balance of $563.8 million. The 2028 Notes have an outstanding principal balance of $589.4 million. The 2030 Notes have an outstanding principal balance of $573.0 million. The 2031 Notes have an outstanding principal balance of $620.7 million. The 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes accrue interest at a fixed rate of 0.375%, 0.375%, 2.0%, and 1.750% per year, respectively, which is payable in cash semi-annually in arrears each year until the maturity date. See Note 10 of our Notes to Consolidated Financial Statements for further information. Until the six months immediately preceding the maturity date of the applicable series of Notes, each series of Notes is convertible only upon the occurrence of certain events and during certain periods. The Notes will be convertible into cash, shares of our common stock (plus, if applicable, cash in lieu of any fractional share), or a combination of cash and shares of our common stock, at our election. If the notes are not converted prior to the maturity date, the principal amount will be settled in cash upon maturity.
Lease Commitments
We act as lessee in our lease agreements, which include operating leases for corporate offices, laboratory space, warehouse space, vehicles, and certain laboratory and office equipment, and finance leases for certain equipment and vehicles. As of December 31, 2025, we had minimum operating and finance lease payments of $246.2 million and $13.0 million, respectively. Of the outstanding operating lease obligations, $43.2 million matures in 2026, and the remaining $203.0 million will mature in periods subsequent to 2026. Of the outstanding finance lease obligations, $6.3 million matures in 2026, and the remaining $6.7 million will mature in periods subsequent to 2026. See Note 14 of our Notes to Consolidated Financial Statements for further information.

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
In August 2025, we entered into a Collaboration and License Agreement with Freenome. As a result of the Collaboration and License Agreement, we could pay up to $700 million upon the achievement of certain development and regulatory milestones, including a $100 million payment upon first-line FDA approval of the first version of Freenome's CRC blood test. Freenome submitted the final module of the premarket approval application to the FDA for the first-version test in mid-2025.
The timing and amounts of any such royalty or milestone payments is unknown due to the uncertain nature of product development and associated net revenues using these technologies. Refer to Note 11 and Note 17 of our Notes to Consolidated Financial Statements for further information.
Capital Expenditures
We expect to continue to invest in capital expenditures to support the growth of our existing products and our research and development activities. Our current projects primarily include the build out of certain lab automation projects at our existing facilities in Madison, WI. These projects are expected to be completed in 2026 and beyond. We also have assets under construction related to laboratory equipment, leasehold and building improvements, and software projects.
Sources of Cash
In January 2025, we entered into a senior secured revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A., which provides us with access to $500.0 million on a revolving basis, including a letter of credit sublimit. The Revolving Credit Agreement also provides for uncommitted incremental facilities in an amount up to $200.0 million plus an unlimited additional amount so long as we are in pro forma compliance with certain financial covenants. The Revolving Credit Agreement expires in January 2028. The Revolver and Revolving Credit Agreement are further described in Note 9 of our Notes to Consolidated Financial Statements.
We believe that our anticipated income from operations, cash and marketable securities on hand, and borrowing capacity under our Revolving Credit Agreement will be adequate to meet our commitments through the expected closing date of the Merger, or, if the Merger is not completed or is delayed beyond our expectations, for at least 12 months from the issuance of this Annual Report on Form 10-K. However, we may need to raise additional capital to fully fund our current business plan and meet all commitments discussed above. We continuously evaluate our liquidity and capital resources, including access to external capital, in light of current economic and market conditions and our operational performance.
As of December 31, 2025, we had no off-balance sheet arrangements.

Net Operating Loss Carryforwards
As of December 31, 2025, we had federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $418.6 million, $66.9 million, and $10.9 million, respectively. We also had federal and state research tax credit carryforwards of approximately $93.4 million and $43.2 million, respectively. The net operating loss and tax credit carryforwards will expire at various dates through 2041, if not utilized. The Internal Revenue Code of 1986, as amended, and applicable state laws impose substantial restrictions on a corporation’s utilization of net operating loss and tax credit carryforwards if an ownership change is deemed to have occurred. Additionally, tax law limitations may result in our NOLs expiring before we have the ability to use them. The Tax Cuts and Jobs Act (H.R. 1) of 2017 limits the deduction for NOLs to 80% of current year taxable income and provides for an indefinite carryover period for federal NOLs. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. As of December 31, 2025, we had $310.4 million of NOLs incurred after December 31, 2017. For these reasons, even if we attain profitability, our ability to utilize our NOLs may be limited, potentially significantly so.
A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. In general, companies that have a history of operating losses are faced with a difficult burden of proof on their ability to generate sufficient future income in order to realize the benefit of the deferred tax assets. We have recorded a valuation against our deferred tax assets based on our history of losses and current uncertainty as to timing of future taxable income. Given the future limitations on and expiration of certain Federal and State deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $5.8 million remaining as of December 31, 2025, which is included in other long-term liabilities on our consolidated balance sheet.
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
We determine the amount we expect to ultimately collect using historical collections, established reimbursement rates, and other adjustments. The expected amount is typically lower than, if applicable, the agreed-upon reimbursement amount due to several factors, such as the amount of any patient co-payments, out-of-network payers, the existence of secondary payers, and claim denials. A change in the estimated transaction price derived by the aforementioned inputs would ultimately impact the amount of revenue recognized during the period. We have historically recognized an upward or downward adjustment to revenues from a change in transaction price representing approximately 1% of prior year revenues. A 1% change in our estimated transaction price for revenue recognized for the year ended December 31, 2025 would result in an adjustment to revenue of approximately $32.5 million in 2026.
In the case of some of our agreements, the right to bill and collect exists prior to the receipt of a specimen and release of a test result to the ordering healthcare provider, which results in deferred revenue. The deferred revenue balance is generally relieved upon the release of the applicable patient’s test result to the ordering healthcare provider. We believe this point in time represents our fulfillment of our obligation to the customer.

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
Management has determined that a valuation allowance of $736.0 million and $708.8 million at December 31, 2025 and 2024, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.
Acquired Intangible Assets. We acquire finite-lived intangible assets through our business combinations and asset acquisitions, which primarily consist of developed technology. As of December 31, 2025, our developed technology intangible assets have a carrying value of $391.5 million. Key assumptions used to value developed technology under the income approach include projected revenue growth, projected gross margin and operating expenses, discount rate, tax rate, and obsolescence factor. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the actual results may differ from the assumptions and judgments used to determine fair value of the assets acquired, which could result in material impairment charges in the future. Determining the useful life of the developed technology also requires judgment and actual useful life may differ.
Certain of our acquisitions include the acquisition of indefinite-lived IPR&D. There are major risks and uncertainties associated with IPR&D due to the regulatory approvals needed, which rely on the success of clinical trials that demonstrate product effectiveness. Key assumptions used to calculate the fair value of the IPR&D asset included inputs such as projected revenues, projected gross margin and operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the eventual realized value of the IPR&D project may vary from its fair value at the date of acquisition, and material IPR&D impairment charges may occur in future periods. As a result of the acquisition of Thrive, we recorded an IPR&D asset of $1.25 billion in January 2021. As of December 31, 2024, the carrying value of our IPR&D asset was reduced to $420.0 million as a result of the impairment charge discussed in further detail below. As of December 31, 2025, the fair value of our IPR&D asset exceeded the carrying value, and accordingly no impairment charge was recorded. Further changes in key assumptions made in determining the fair value of the IPR&D asset in 2025, including the discount rate changing by 1% or the total after-tax discounted cash flows changing by 5%, would not have resulted in an impairment charge. Refer to the Impairment of Indefinite-Lived Assets section below for further discussion of the IPR&D associated with the acquisition of Thrive.
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
The estimate of fair value contains uncertainties as it involves judgment about the likelihood and timing of achieving milestones as well as the present-value factor. A change in the assumptions made for probability of success, projected fiscal year of payment, and present-value factor could have a material impact on the estimated fair value. Our contingent consideration liability is primarily due to our acquisition of Thrive, which resulted in a contingent consideration liability of $352.0 million upon acquisition. Due to changes in macroeconomic conditions, the weighted average present-value factor decreased from 6.2% as of December 31, 2024 to 5.5% as of December 31, 2025, and the fair value of the contingent consideration liability was remeasured from $262.5 million as of December 31, 2024 to $289.0 million as of December 31, 2025. Further changes in the key assumptions made in determining the fair value of the contingent consideration liability recorded related to the acquisition of Thrive could result in a change in the estimated fair value of up to the amounts shown in the following table:

Assumption	Unit of Measure Change	Fair Value Impact (In Thousands)
Probability of success	5%	$16,100
Projected fiscal year of payment	1 Year	15,100
Present-value factor	1%	13,800
Impairment of Indefinite-Lived Assets. We test indefinite-lived assets for impairment on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Based on the qualitative assessment, if it is determined that the fair value of indefinite-lived intangible assets is more likely than not to be less than its carrying amount, the fair value will be calculated and compared with its carrying amount and an impairment charge will be recognized for the amount that the carrying value exceeds the fair value. Determining whether impairment indicators exist and estimating the fair value of our indefinite-lived intangible assets if necessary for impairment testing requires significant judgment. We performed our annual goodwill assessment using a qualitative assessment and concluded there were no impairments. Qualitative factors considered in this assessment included industry and market conditions, overall financial performance, and other relevant events and factors. For the year ended December 31, 2024, after performing our qualitative assessment on our IPR&D impairment test, we determined that the carrying value exceeded the fair value and recorded an impairment loss of $830.0 million. Key assumptions used to calculate the fair value of the IPR&D asset for the quantitative assessment included inputs such as projected revenues, projected gross margin, projected operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success. For the year ended December 31, 2025, we elected to bypass the qualitative assessment and performed a quantitative assessment for our annual IPR&D impairment test and concluded that there were no impairment.
Impairment of Long-Lived Assets. We evaluate the fair value of long-lived assets, which include property, plant and equipment, leases, finite-lived intangible assets, and investments in non-marketable securities, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The review of qualitative factors requires significant judgment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We recorded impairment charges totaling $7.2 million, $39.5 million, and $0.6 million during the years ended December 31, 2025, 2024, and 2023, respectively, related to certain of our domestic facilities and corresponding leasehold improvements. We utilized the income approach to measure the fair value of the building leases and associated leasehold improvements, which required management to make estimates including cash flow projections and discount rates. We believe that the estimates applied are based on reasonable assumptions, but the estimates are inherently uncertain. As a result, the eventual realized value of the impaired asset may vary from its fair value.
Recent Accounting Pronouncements
See Note 1 of our Notes to Consolidated Financial Statements for the discussion of Recent Accounting Pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk is principally confined to our cash, cash equivalents and marketable securities, and our outstanding variable-rate debt. Beginning in the fourth quarter of 2025, we invest our cash in money market securities that are highly liquid in nature. Prior to the liquidation of our marketable security portfolio in the fourth quarter of 2025, we invested our cash, cash equivalents, and marketable securities in securities of the U.S. governments and its agencies and in investment-grade, highly liquid investments consisting of commercial paper, bank certificates of deposit, and corporate bonds, which were were classified as available-for-sale as of December 31, 2024. We place our cash, cash equivalents, and marketable securities with high-quality financial institutions, limit the amount of credit exposure to any one institution, and have established investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.
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
As of December 31, 2025, we had no outstanding variable rate debt. If we were to draw down amounts under our Revolving Credit Agreement, we would be impacted by increases in prevailing market interest rates. All of our other significant interest-bearing liabilities bear interest at fixed rates and therefore are not subject to fluctuations in market interest rates; however, because these interest rates are fixed, we may be paying a higher interest rate, relative to market, in the future if circumstances change.
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
We enter into forward contracts to mitigate the impact of adverse movements in foreign exchange rates related to the re-measurement of monetary assets and liabilities and hedge our foreign currency exchange rate exposure. As of December 31, 2025, we had open foreign currency forward contracts with notional amounts of $31.8 million. Although the impact of currency fluctuations on our financial results has been insignificant in the past, there can be no guarantee that the impact of currency fluctuations related to our international activities will not be material in the future.

Item 8. Consolidated Financial Statements and Supplementary Data
EXACT SCIENCES CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Exact Sciences Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Exact Sciences Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Net Accounts Receivable - Variable Consideration
As described in Note 1 to the consolidated financial statements, the Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard and Oncotype tests. The Company’s customer is primarily the patient, but the Company does not enter into a formal reimbursement contract with a patient. The Company’s transaction price is comprised of variable consideration and is allocated entirely to a single performance obligation defined as the point in time an approved patient test result is released to the ordering healthcare provider. Variable consideration is primarily derived from payer and patient billing and can be impacted by several factors such as the amount of contractual adjustments, any patient co-payments, deductibles or patient adherence incentives, the existence of secondary payers, and claim denials. Management estimates the amount of variable consideration using the expected value method and is the sum of probability-weighted amounts in a range of possible consideration amounts. When estimating the amount of variable consideration, management considers several factors, such as historical collections experience, current contractual and statutory requirements, customer mix, patient insurance eligibility and payer reimbursement contracts, and known or anticipated reimbursement trends not yet reflected in the data. The Company’s net accounts receivable as of December 31, 2025 was $299 million.
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
February 13, 2026

We have served as the Company’s auditor since 2020.

EXACT SCIENCES CORPORATION
Consolidated Balance Sheets
(Amounts in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$955,996	$600,889
Marketable securities	8,715	437,137
Accounts receivable, net	298,653	248,968
Inventory	166,201	162,383
Prepaid expenses and other current assets	126,284	122,046
Total current assets	1,555,849	1,571,423
Long-term assets:
Property, plant and equipment, net	708,664	693,673
Operating lease right-of-use assets	122,332	116,952
Goodwill	2,368,048	2,366,676
Intangible assets, net	919,925	1,009,693
Other long-term assets, net	185,811	169,722
Total assets	$5,860,629	$5,928,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,868	$89,572
Accrued liabilities	416,473	328,292
Operating lease liabilities, current portion	33,591	27,405
Convertible notes, net, current portion	—	249,153
Other current liabilities	15,220	37,765
Total current liabilities	641,152	732,187
Long-term liabilities:
Convertible notes, net, less current portion	2,327,177	2,321,067
Other long-term liabilities	329,317	315,503
Operating lease liabilities, less current portion	161,931	157,133
Total liabilities	3,459,577	3,525,890

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—5,000,000 shares issued and outstanding—no shares at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value Authorized—400,000,000 shares issued and outstanding—190,802,322 and 185,616,438 shares at December 31, 2025 and December 31, 2024	1,909	1,857
Additional paid-in capital	7,102,766	6,899,368
Accumulated other comprehensive income (loss)	2,358	(944)
Accumulated deficit	(4,705,981)	(4,498,032)
Total stockholders’ equity	2,401,052	2,402,249
Total liabilities and stockholders’ equity	$5,860,629	$5,928,139
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$3,246,990	$2,758,867	$2,499,766

Cost of sales	984,235	840,150	737,564
Gross profit	2,262,755	1,918,717	1,762,202

Operating expenses:
Research and development	522,996	431,210	426,927
Sales and marketing	1,050,183	894,125	827,805
General and administrative	888,674	781,825	800,288
Impairment of long-lived and indefinite-lived assets	7,200	869,460	621
Total operating expenses	2,469,053	2,976,620	2,055,641

Other operating income	—	9,200	78,427
Loss from operations	(206,298)	(1,048,703)	(215,012)

Other income (expense)
Investment income, net	41,771	39,558	32,713
Interest expense, net	(39,361)	(27,016)	(19,447)
Total other income (expense)	2,410	12,542	13,266

Net loss before tax	(203,888)	(1,036,161)	(201,746)

Income tax benefit (expense)	(4,061)	7,304	(2,403)

Net loss	$(207,949)	$(1,028,857)	$(204,149)

Net loss per share—basic and diluted	$(1.10)	$(5.59)	$(1.13)

Weighted average common shares outstanding—basic and diluted	188,688	184,197	180,144
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(207,949)	$(1,028,857)	$(204,149)
Other comprehensive loss, before tax:
Unrealized gain (loss) on available-for-sale investments	(976)	922	5,343
Foreign currency adjustment	4,278	(3,294)	1,321
Comprehensive loss, net of tax	$(204,647)	$(1,031,229)	$(197,485)
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share data)

	Common Stock		Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, Balance, January 1, 2023	177,925,631	$1,780	$6,311,644	$(5,236)	$(3,265,026)	$3,043,162
Exercise of common stock options	194,597	2	3,195	—	—	3,197
Issuance of common stock to fund the Company’s 2022 401(k) match	517,550	5	35,095	—	—	35,100
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	1,801,954	18	(18)	—	—	—
Compensation expense related to issuance of stock options and restricted stock awards	—	—	231,312	—	—	231,312
Purchase of employee stock purchase plan shares	924,448	10	28,334	—	—	28,344
Replaced restricted stock awards for business combination	—	—	1,675	—	—	1,675
Net loss	—	—	—	—	(204,149)	(204,149)
Other comprehensive income	—	—	—	6,664	—	6,664
Balance, December 31, 2023	181,364,180	$1,815	$6,611,237	$1,428	$(3,469,175)	$3,145,305
Exercise of common stock options	204,034	2	1,649	—	—	1,651
Issuance of common stock to fund the Company’s 2023 401(k) match	617,384	6	40,544	—	—	40,550
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	2,475,448	25	(165)	—	—	(140)
Compensation expense related to issuance of stock options and restricted stock awards	—	—	214,885	—	—	214,885
Purchase of employee stock purchase plan shares	955,392	9	31,218	—	—	31,227
Net loss	—	—	—	—	(1,028,857)	(1,028,857)
Other comprehensive loss	—	—	—	(2,372)	—	(2,372)
Balance, December 31, 2024	185,616,438	$1,857	$6,899,368	$(944)	$(4,498,032)	$2,402,249
Exercise of common stock options	110,289	1	1,901	—	—	1,902
Issuance of common stock to fund the Company’s 2024 401(k) match	793,057	8	43,935	—	—	43,943
Issuance of common stock upon settlement of restricted stock awards, net of shares withheld for taxes	3,596,845	36	(86,641)	—	—	(86,605)
Compensation expense related to issuance of stock options and restricted stock awards	—	—	217,666	—	—	217,666
Purchase of employee stock purchase plan shares	685,693	7	26,537	—	—	26,544
Net loss	—	—	—	—	(207,949)	(207,949)
Other comprehensive income	—	—	—	3,302	—	3,302
Balance, December 31, 2025	190,802,322	$1,909	$7,102,766	$2,358	$(4,705,981)	$2,401,052
The accompanying notes are an integral part of these consolidated financial statements.

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(207,949)	$(1,028,857)	$(204,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	124,879	119,701	114,448
(Gain) loss on non-marketable and marketable equity investments	(3,081)	2,713	(4,098)
Deferred tax benefit	(1,544)	(10,119)	(955)
Stock-based compensation	217,666	214,885	231,312
Gain on settlements of convertible notes, net	—	(10,254)	(10,324)
Amortization of acquired intangible assets	96,700	95,158	92,160
Impairment of long-lived and indefinite-lived assets	7,200	869,460	621
Asset acquisition IPR&D expense	75,000	—	500
Gain on contingent consideration from sale of asset	—	(9,200)	(73,300)
Remeasurement of contingent consideration liabilities	26,806	(3,346)	(18,044)
Non-cash lease expense	27,040	26,926	27,891
Other	6,896	(519)	399
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(48,891)	(46,259)	(43,416)
Inventory, net	(3,772)	(34,911)	(7,690)
Operating lease liabilities	(28,541)	(25,783)	(26,701)
Accounts payable and accrued liabilities	214,042	43,538	82,750
Other assets	(5,794)	(2,323)	(11,618)
Other liabilities	(5,219)	9,726	6,333
Net cash provided by operating activities	491,438	210,536	156,119
Cash flows from investing activities:
Purchases of marketable securities	(140,269)	(465,031)	(139,854)
Maturities and sales of marketable securities	572,277	205,821	363,156
Purchases of property, plant and equipment	(134,656)	(135,989)	(124,190)
Proceeds from contingent consideration receivable	27,971	—	—
Maturities and sales of investments in non-marketable securities	—	—	19,794
Purchases of non-marketable securities	(55,499)	(1,731)	(16,564)
Business combination, net of cash acquired and issuance costs	—	—	(52,413)
Asset acquisitions, net of cash acquired	(75,000)	(45,000)	(500)
Other investing activities	297	(225)	250
Net cash provided by (used in) investing activities	195,121	(442,155)	49,679
Cash flows from financing activities:
Proceeds from exercise of common stock options, net of cash paid for taxes	1,902	1,651	3,197
Proceeds in connection with the Company's employee stock purchase plan	26,544	31,227	28,344
Proceeds from issuance of convertible notes	—	266,750	137,976
Payments on accounts receivable securitization facility	—	(50,000)	—
Payments on settlement of convertible notes	(249,172)	—	—
Payment of taxes related to net share settlement of equity awards	(86,477)	—	—
Payments on settlement of contingent consideration liabilities	(19,000)	—	—
Other financing activities	(11,887)	(17,754)	(9,751)
Net cash provided by (used in) financing activities	(338,090)	231,874	159,766

Effects of exchange rate changes on cash and cash equivalents	891	(3,294)	1,321

Net increase (decrease) in cash, cash equivalents, and restricted cash	349,360	(3,039)	366,885
Cash, cash equivalents, and restricted cash, beginning of period	606,636	609,675	242,790
Cash, cash equivalents, and restricted cash, end of period	$955,996	$606,636	$609,675

EXACT SCIENCES CORPORATION
Consolidated Statements of Cash Flows
(Amounts in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Property, plant and equipment acquired but not paid	$16,282	$13,721	$18,505
Issuance of 793,057, 617,384, and 517,550 shares of common stock to fund the Company’s 401(k) matching contribution for 2024, 2023, and 2022, respectively	$43,943	$40,550	$35,100
Supplemental disclosure of cash flow information:
Interest paid	$30,444	$27,839	$18,776
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$955,996	$600,889	$605,378
Restricted cash — included in other long-term assets, net	—	5,747	4,297
Total cash, cash equivalents, and restricted cash	$955,996	$606,636	$609,675
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
Merger Agreement
On November 19, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abbott Laboratories (“Abbott”) and Badger Merger Sub I, Inc., a direct, wholly owned subsidiary of Abbott (“Merger Sub”), providing for, among other things, the merger of Merger Sub with and into Exact (the “Merger”) on the terms and subject to the conditions set forth in the Merger Agreement. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), the separate existence of Merger Sub will cease, and the Company will continue as the surviving corporation in the Merger and as a direct, wholly owned subsidiary of Abbott. At the Effective Time, on the terms and subject to the conditions set forth in the Merger Agreement, each share of Exact common stock (other than certain excluding shares) issued and outstanding immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive $105.00 in cash, without interest, less any applicable withholding taxes. Following the Merger, Exact common stock will no longer be publicly traded or listed on The Nasdaq Stock Market LLC.
Under the terms of the Merger Agreement, the Company is subject to various customary covenants and obligations, including, among others, until the earlier of the Effective Time and the termination of the Merger Agreement, the obligation to use commercially reasonable efforts to conduct the Company's business in the ordinary course of business in all material respects and to refrain from taking certain actions without Abbott’s consent, subject to specified exceptions. The Company does not believe these restrictions will prevent the Company from meeting its debt service obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
Consummation of the Merger is subject to the satisfaction or waiver of certain conditions, including the adoption of the Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Exact common stock entitled to vote thereon (the “Stockholder Approval”), receipt of specified regulatory approvals and the satisfaction of other customary closing conditions.
The Merger Agreement contains specified termination rights for Exact and Abbott, including, among others, the right of each party to terminate if (i) the Merger is not consummated by November 19, 2026, subject to extension in certain cases, (ii) any law or order restraining, enjoining, making illegal or otherwise prohibiting the consummation of the Merger is in effect and has become final and non-appealable, (iii) the Stockholder Approval is not obtained upon a vote taken on the adoption of the Merger Agreement at the meeting of the Company's stockholders held for the purpose of obtaining stockholder approval or any adjournment or postponement thereof, or (iv) the other party breaches or fails to perform its representations, warranties, agreements or covenants in the Merger Agreement in a manner that would cause the conditions to the consummation of the Merger to not be satisfied and does not cure such breach or failure within the applicable cure period, subject to certain exceptions. If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay to Abbott a termination fee of approximately $628.7 million.
The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the copy of the Merger Agreement that was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 20, 2025 and that is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Exact Sciences Corporation and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Allowance for Doubtful Accounts
The Company estimates an allowance for doubtful accounts against accounts receivable using historical collection trends, aging of accounts, current and future implications surrounding the ability to collect such as economic conditions, and regulatory changes. The allowance for doubtful accounts is evaluated on a regular basis and adjusted when trends, significant events, or other substantive evidence such as an adverse change in a payer's ability to pay indicate that expected collections will be less than previously estimated. At December 31, 2025 and 2024, the allowance for doubtful accounts recorded was not significant to the Company’s consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, there was an insignificant amount of bad debt expense written off against the allowance and charged to operating expense.

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Land is stated at cost and does not depreciate. Additions and improvements are capitalized, including direct and indirect costs incurred to validate equipment and bring to working conditions. Revalidation costs, including maintenance and repairs, are expensed when incurred.
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
Patent costs are capitalized as incurred, only if the Company determines that there is some probable future economic benefit derived from the transaction. A capitalized patent is amortized over its estimated useful life, beginning when such patent is approved. Capitalized patent costs are expensed upon disapproval, upon a decision by the Company to no longer pursue the patent or when the related intellectual property is either sold or deemed to be no longer of value to the Company. The Company determined that all patent costs incurred during the years ended December 31, 2025, 2024, and 2023 should be expensed and not capitalized as the future economic benefit derived from the patent costs incurred cannot be determined.
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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for each period:

	December 31,
(In thousands)	2025	2024	2023
Shares issuable upon conversion of convertible notes	23,223	26,526	23,231
Shares issuable upon the release of restricted stock awards	6,896	7,245	6,273
Shares issuable upon the release of performance share units	1,048	2,021	1,598
Shares issuable upon exercise of stock options	781	983	1,286
	31,948	36,775	32,388
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
Advertising Costs
Advertising costs are expensed as incurred. The Company expensed approximately $199.2 million, $180.3 million, and $137.9 million of media advertising during the years ended December 31, 2025, 2024, and 2023, respectively, which is recorded in sales and marketing expenses on the Company’s consolidated statements of operations.
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
Revenue Recognition
Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. The Company’s revenue is primarily generated by its laboratory testing services utilizing its Cologuard, Oncotype DX, and PreventionGenetics LLC (“PreventionGenetics”) tests. The services are considered completed when the performance obligation is fulfilled, which is upon release of an approved patient test result to the healthcare provider. The Company follows ASC 606, Revenue from Contracts with Customers, to account for its laboratory service revenues.
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
The Company’s transaction price is comprised of variable consideration and is allocated entirely to a single performance obligation defined as the point in time an approved patient test result is released to the ordering healthcare provider. Variable consideration is primarily derived from payer and patient billing and can be impacted by several factors such as the amount of contractual adjustments, any patient co-payments, deductibles or patient adherence incentives, the existence of secondary payers, and claim denials. Estimates of variable consideration are calculated using the expected value method and is the sum of probability-weighted amounts in a range of possible consideration amounts. Several factors are evaluated during this process, such as historical collections experience, current contractual and statutory requirements, customer mix, patient insurance eligibility and payer reimbursement contracts, and known or anticipated reimbursement trends not yet reflected in the data. The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made.

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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, and marketable securities. As of December 31, 2025, the Company had cash and cash equivalents deposited in financial institutions in which the balances exceed the federal government agency insured limit of $250,000 by approximately $892.6 million. The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk.
Through December 31, 2025, the Company’s revenues have been primarily derived from the sale of Cologuard and Oncotype tests. The following is a breakdown of revenue and accounts receivable from major payers:

	% Revenue for the years ended December 31,			% Accounts Receivable at December 31,
Major Payer	2025	2024	2023	2025	2024	2023
Centers for Medicare and Medicaid Services	15%	16%	17%	8%	10%	10%
UnitedHealthcare	13%	12%	12%	8%	9%	10%
Tax Positions
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income, the Company has determined that a valuation allowance at December 31, 2025 and 2024 is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.
Guarantees and Indemnifications
The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a directors and officers insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2025 and 2024.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update improves income tax disclosure requirements, primarily through enhanced transparency and decision usefulness of disclosures. The amendments in this update should be applied prospectively with the option to apply retrospectively and are effective for fiscal years beginning after December 15, 2024. The Company adopted and prospectively applied the amendments in this update during the fourth quarter of fiscal year 2025.
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This update introduces a scope exception to derivative accounting for certain contracts with underlyings tied to operations or activities specific to one of the parties. Additionally, the update clarifies that share-based noncash consideration received from a customer should be accounted for under Topic 606 until the right to receive or retain the consideration becomes unconditional. The amendments can be applied prospectively or modified retrospectively and are effective for annual and interim periods beginning after December 15, 2026. The Company is currently evaluating the potential impact of this guidance and the timing of adoption. The provisions related to Topic 606 are not applicable.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This update establishes authoritative guidance for entities receiving government grants, replacing previous guidance that relied on analogies to IAS 20 or ASC 450. Under the new guidance, entities must first determine whether the grant is related to an asset or income. Grants related to assets can either adopt the deferred income approach or the cost accumulation approach while grants related to income should be recognized in earnings on a systematic and rational basis over the periods in which the costs are incurred. The amendments can be applied modified prospectively, modified retrospectively, or retrospectively and are effective for annual and interim periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the potential impact of the guidance and the timing of adoption.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies that all entities issuing interim financial statements under U.S. GAAP fall within the scope of ASC 270. SEC registrants must follow the requirements of Regulation S-X, Rule 10-01, while non-SEC registrants may present interim financial statements, and related notes, under GAAP at the same level of detail as annual reporting. Additionally, entities issuing condensed interim financial statements must disclose material events occurring since the end of the prior fiscal year. The amendments can be applied prospectively or retrospectively, and are effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance and the timing of adoption.
In December 2025, the FASB issues ASU No. 2025-12, Codification Improvements. This update results from the Board's ongoing project to address suggestions received from stakeholders and to make technical corrections, clarifications, and other incremental improvements to GAAP. This evergreen project facilitates Codification updates for a broad range of ASC topics. The amendments are not expected to have a significant effect on current accounting practice. This ASU can be applied using a prospective or retrospective approach and are effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance and the timing of adoption.
(2) REVENUE
 The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Screening
Medicare Parts B & C	$955,075	$776,155	$701,400
Commercial	1,323,216	1,118,338	992,244
Other	251,575	209,375	171,057
Total Screening	2,529,866	2,103,868	1,864,701
Precision Oncology
Medicare Parts B & C	$196,468	$187,948	$188,689
Commercial	196,170	190,595	181,318
International	223,844	189,092	153,277
Other	100,642	87,364	105,826
Total Precision Oncology	717,124	654,999	629,110
COVID-19 Testing	$—	$—	$5,955
Total	$3,246,990	$2,758,867	$2,499,766
Screening revenue primarily includes laboratory service revenue from Cologuard and PreventionGenetics, LLC tests while Precision Oncology revenue primarily includes laboratory service revenue from global Oncotype DX and therapy selection tests. The Company discontinued its COVID-19 testing operations in the second quarter of 2023.
At each reporting period end, the Company conducts an analysis of the estimates used to calculate the transaction price to determine whether any new information available impacts those estimates made in prior reporting periods. Adjustments to revenue recognized during the period relating to prior period estimates were less than 1%, 1%, and 2% of revenue recorded in the Company’s consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company’s deferred revenue, which is reported in other current liabilities in the Company’s consolidated balance sheets, was not significant as of December 31, 2025 and 2024.
Revenue recognized for the years ended December 31, 2025 and 2024, which was included in the deferred revenue balance at the beginning of the year was not significant.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(3) MARKETABLE SECURITIES
The following table sets forth the Company’s cash, cash equivalents, and marketable securities at December 31, 2025 and 2024:

	December 31,
(In thousands)	2025	2024
Cash and cash equivalents
Cash and money market	$955,996	$595,548
Cash equivalents	—	5,341
Total cash and cash equivalents	955,996	600,889
Marketable securities
Available-for-sale debt securities	$—	$431,165
Equity securities	8,715	5,972
Total marketable securities	8,715	437,137
Total cash, cash equivalents, and marketable securities	$964,711	$1,038,026
Available-for-sale debt securities, including the classification within the consolidated balance sheet at December 31, 2024, consisted of the following:

(In thousands)	Amortized Cost	Gains in AOCI (1)	Losses in AOCI (1)	Estimated Fair Value
Cash equivalents
Commercial paper	$5,341	$—	$—	$5,341
Total cash equivalents	5,341	—	—	5,341
Marketable securities
Corporate bonds	$206,063	$932	$(121)	$206,874
U.S. government agency securities	140,992	160	(200)	140,952
Asset backed securities	83,134	256	(51)	83,339
Total marketable securities	430,189	1,348	(372)	431,165
Total available-for-sale debt securities	$435,530	$1,348	$(372)	$436,506
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The Company evaluates investments that are in an unrealized loss position for impairment as a result of credit loss. It was determined that no credit losses exist as of December 31, 2025 and 2024 because the change in market value for those securities in an unrealized loss position has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers.
The gains and losses recorded on available-for-sale debt securities and equity securities are included in investment income, net in the Company’s consolidated statements of operations. The gains and losses recorded were not significant for the years ended December 31, 2025, 2024, and 2023.
(4) INVENTORY
Inventory consisted of the following:

	December 31,
(In thousands)	2025	2024
Raw materials	$75,716	$69,730
Semi-finished and finished goods	90,485	92,653
Total inventory	$166,201	$162,383
(5) PROPERTY, PLANT AND EQUIPMENT
The carrying value and estimated useful lives of property, plant and equipment are as follows:

		December 31,
(In thousands)	Estimated Useful Life	2025	2024
Property, plant and equipment
Land	n/a	$4,716	$4,716
Leasehold and building improvements	(1)	257,503	227,885
Land improvements	15 years	6,740	6,747
Buildings	30 - 40 years	290,777	290,777
Computer equipment and computer software	3 years	243,624	206,460
Machinery and equipment	3 - 10 years	387,943	339,421
Furniture and fixtures	3 - 10 years	37,347	37,176
Assets under construction	n/a	84,142	89,065
Property, plant and equipment, at cost		1,312,792	1,202,247
Accumulated depreciation		(604,128)	(508,574)
Property, plant and equipment, net		$708,664	$693,673
_________________________________
(1)     Lesser of remaining lease term, building life, or estimated useful life.
At December 31, 2025, the Company had $84.1 million of assets under construction, which consisted of $42.0 million in machinery and equipment, $15.3 million in leasehold and building improvements, and $26.8 million of capitalized costs related to software projects. Depreciation will begin on these assets once they are placed into service upon completion.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(6) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2025:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2025
Finite-lived intangible assets
Acquired developed technology	5.6	$887,518	$(495,986)	$391,532
Trade name	9.9	104,000	(42,403)	61,597
Patents and licenses	8.6	62,442	(17,868)	44,574
Customer relationships	5.0	4,000	(1,778)	2,222
Total finite-lived intangible assets		1,057,960	(558,035)	499,925
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,477,960	$(558,035)	$919,925
The following table summarizes the net-book-value and estimated remaining life of the Company’s intangible assets as of December 31, 2024:

(In thousands)	Weighted Average Remaining Life (Years)	Cost	Accumulated Amortization	Net Balance at December 31, 2024
Finite-lived intangible assets
Acquired developed technology	6.4	$887,104	$(412,504)	$474,600
Trade name	10.8	104,000	(35,153)	68,847
Patents and licenses	9.5	56,542	(12,963)	43,579
Customer relationships	6.0	4,000	(1,333)	2,667
Total finite-lived intangible assets		1,051,646	(461,953)	589,693
In-process research and development	n/a	420,000	—	420,000
Total intangible assets		$1,471,646	$(461,953)	$1,009,693
As of December 31, 2025, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

(In thousands)
2026	$95,955
2027	95,955
2028	95,955
2029	89,832
2030	22,473
Thereafter	99,755
Total	$499,925
The Company recorded an IPR&D asset of $1.25 billion related to a project associated with the development of a blood-based, multi-cancer screening test (“MCED”) as part of the acquisition of Thrive Earlier Detection Corporation (“Thrive”) in January 2021.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
During the fourth quarter of 2024, the Company performed a quantitative impairment assessment for the IPR&D asset, which required a fair value measurement as of the Company's annual test date, November 15, 2024. The Company determined that the fair value of the IPR&D was $420.0 million and recorded a non-cash, pre-tax impairment charge of $830.0 million. The impairment charge recorded was the result of a decrease in projected cash flows for the asset due to external factors since the acquisition, primarily an expected decline in reimbursement rates. The ongoing legislation discussion around the proposed MCED Act legislation gave the Company new information on how reimbursement may develop. The fair value of the IPR&D asset was measured using the multi-period excess earnings method approach, which utilizes significant unobservable inputs (Level 3 inputs) including projected revenues, projected gross margin, projected operating expenses, discount rate, tax rate, obsolescence factor, and probability of commercial success. The discount rate utilized in the fair value measurement was 18.0%. The impairment loss recorded is included in impairment of long-lived and indefinite-lived assets in the Company’s consolidated statement of operations.

The Company performed a quantitative assessment as part of its annual IPR&D impairment analysis in the fourth quarter of 2025 under which it determined that the fair value exceeded the carrying value and no impairment loss was recorded.
There were no impairment losses recorded on finite-lived intangible assets during the years ended December 31, 2025, 2024, and 2023.
Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 is as follows:

(In thousands)
Balance, January 1, 2024	$2,367,120
Resolution Bioscience acquisition adjustments (1)	225
Effects of changes in foreign currency exchange rates	(669)
Balance, December 31, 2024	2,366,676
Effects of changes in foreign currency exchange rates	1,372
Balance, December 31, 2025	$2,368,048
_________________________________
(1)    Refer to Note 17 for further discussion on the Company’s acquisition of Resolution Bioscience, Inc. (“Resolution Bioscience”)
There were no impairment losses recorded on goodwill for the years ended December 31, 2025, 2024, and 2023.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table presents the Company’s fair value measurements as of December 31, 2025 along with the level within the fair value hierarchy in which the fair value measurements, in their entirety, fall.

(In thousands)	Fair value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents
Cash and money market	$955,996	$955,996	$—	$—
Marketable securities
Equity securities	$8,715	$8,715	$—	$—
Non-marketable securities	$52,538	$—	$—	$52,538
Liabilities
Contingent consideration	$(289,018)	$—	$—	$(289,018)
Total	$728,231	$964,711	$—	$(236,480)
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
_________________________________
(1)Restricted cash primarily represented cash held by a third-party financial institution as part of a cash collateral agreement related to the Company’s credit card program. The restrictions lapsed in 2025 upon the removal of the cash collateral requirement by the third-parties.
There have been no material changes in valuation techniques or transfers between fair value measurement levels during the year ended December 31, 2025. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities are valued using a third-party pricing agency where the valuation is based on observable inputs including pricing for similar assets and other observable market factors.
Non-Marketable Securities
The following table summarizes the Company’s non-marketable securities, which are primarily included in other long-term assets on the consolidated balance sheet as of December 31, 2025 and December 31, 2024:

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)

	December 31,
(In thousands)	2025	2024
Investments for which the fair value option has been elected	$52,538	$796
Investments without readily determinable fair values	54,941	50,448
Equity method investments	7,843	7,488
Total	$115,322	$58,732
Fair Value Option Securities
The Company has elected the fair value option to measure certain non-marketable securities at fair value to simplify the accounting. The fair value measurement of non-marketable securities is categorized as Level 3 as the measurement amount is primarily based on significant, unobservable inputs.
In August 2025, the Company executed a note purchase agreement with Freenome Holdings, Inc. (“Freenome”) under which the Company purchased a $50.0 million senior convertible note, which bears interest at a rate of 5.0% per year and matures on August 12, 2030. The convertible note and accrued interest will be paid back in cash upon maturity, if not previously repaid or converted into equity at the applicable conversion price pursuant to optional or automatic mechanisms per the note purchase agreement. The Company utilizes a probability-weighted scenario-based discounted cash flow model under the income approach to measure the fair value of the note. Probabilities are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time, in addition to changes in probabilities and the present-value factor, may result in adjustments to the fair value measurement. Interest income is accrued based on the contractual annual interest rate, which is included in interest expense, net in the consolidated statement of operations. The fair value of the convertible note was $50.1 million as of December 31, 2025.
Gains and losses recorded on non-marketable securities for which the fair value option has been elected are recognized in investment income, net in the consolidated statement of operations. The following table provides a reconciliation of the beginning and ending balances of non-marketable securities valued using the fair value option:

(In thousands)	Non-Marketable Securities
Beginning balance, January 1, 2024	$7,650
Changes in fair value	(604)
Settlement of non-marketable securities	(6,250)
Balance, December 31, 2024	796
Purchases of non-marketable securities	51,250
Changes in fair value	492
Ending balance, December 31, 2025	$52,538
Investments without Readily Determinable Fair Values
Investments without readily determinable fair values had the following cumulative upward and downward adjustments and aggregate carrying amounts as of December 31, 2025 and 2024:

	December 31,
(In thousands)	2025	2024
Cumulative upward adjustments (1)	$5,595	$5,102
Cumulative downward adjustments and impairments (2)	(16,850)	(16,850)
Aggregate carrying value	54,941	50,448
_________________________________
(1)    There were no material upward adjustments recorded for the years ended December 31, 2025, 2024, and 2023.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(2)    There were no material downward adjustments or impairments for the years ended December 31, 2025, 2024, and 2023.
There were no material realized gains or losses recorded during the years ended December 31, 2025, 2024, and 2023.
Equity Method Investments
The Company has committed capital to venture capital investment funds of $18.0 million, of which $9.4 million remains callable through 2033 as of December 31, 2025. The aggregate carrying amount of these funds was $7.8 million and $7.5 million as of December 31, 2025 and 2024, respectively. Gains and losses recorded on the Company's investments in these funds were not significant for the years ended December 31, 2025, 2024, and 2023.
Contingent Consideration Liabilities
The fair value of the contingent consideration liabilities was $289.0 million and $282.2 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the contingent consideration liability was included in other long-term liabilities in the consolidated balance sheet. As of December 31, 2024, $19.7 million was included in other current liabilities and $262.5 million was included in other long-term liabilities in the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending balances of contingent consideration:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Beginning balance	$282,212	$288,657	$306,927
Changes in fair value (1)	26,806	(3,345)	(18,044)
Payments (2)	(20,000)	(3,100)	(226)
Ending balance	$289,018	$282,212	$288,657
_________________________________
(1)    The change in fair value of the contingent consideration liability is included in general and administrative expenses in the consolidated statement of operations for the years ended December 31, 2025, 2024, and 2023.
(2)    Payments were made to settle the product development milestone contingent consideration liabilities previously recorded related to the Company's acquisitions of Ashion Analytics, LLC (“Ashion”) and OmicEra Diagnostics GmbH in the years ended December 31, 2025 and 2024, respectively.
This fair value measurement of contingent consideration is categorized as a Level 3 liability, as the measurement amount is based primarily on significant inputs not observable in the market.
The fair value of the contingent consideration liability recorded from the Company's acquisition of Thrive related to regulatory milestones was $289.0 million as of December 31, 2025. The fair value of the contingent consideration liabilities recorded from the Company's acquisitions of Thrive and Ashion related to regulatory and product development milestones was $282.2 million as of December 31, 2024. The Company estimates the fair value of the contingent consideration liabilities related to the regulatory and product development milestones using the probability-weighted scenario based discounted cash flow model, which is consistent with the initial measurement of the contingent consideration liabilities. Probabilities of success are applied to each potential scenario and the resulting values are discounted using a present-value factor. The passage of time in addition to changes in projected milestone achievement timing, present-value factor, the degree of achievement if applicable, and probabilities of success may result in adjustments to the fair value measurement. The fair value of the contingent consideration liability recorded related to regulatory and product development milestones was determined using a weighted average probability of success of 90% as of December 31, 2025 and 2024, and a weighted average present-value factor of 5.5% and 6.2% as of December 31, 2025 and 2024, respectively. The projected fiscal year of payment range is from 2030 to 2031. Unobservable inputs were weighted by the relative fair value of the contingent consideration liabilities.
The revenue milestone associated with the Ashion acquisition is not expected to be achieved and therefore no liability has been recorded for this milestone as of December 31, 2025 or December 31, 2024.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Derivative Financial Instruments
The Company enters into foreign currency forward contracts on the last day of each month to mitigate the impact of adverse movements in foreign exchange rates related to the remeasurement of monetary assets and liabilities and hedge the Company’s foreign currency exchange rate exposure. As of December 31, 2025 and 2024, the Company had open foreign currency forward contracts with notional amounts of $31.8 million and $44.2 million, respectively. The Company’s foreign exchange derivative instruments are classified as Level 2 within the fair value hierarchy as they are valued using inputs that are observable in the market or can be derived principally from or corroborated by observable market data. The fair value of the open foreign currency forward contracts was zero at December 31, 2025 and 2024, and there were no gains or losses recorded to adjust the fair value of the open foreign currency contract held as of December 31, 2025. The contracts are closed subsequent to each month-end, and the gains and losses recorded from the contracts were not significant for the years ended December 31, 2025 and 2024.
(8) ACCRUED LIABILITIES
Accrued liabilities at December 31, 2025 and 2024 consisted of the following:

	December 31,
(In thousands)	2025	2024
Compensation	$276,660	$185,934
Professional fees	59,528	80,452
Other	27,445	23,529
Research and trial related expenses	25,161	16,043
Licenses	20,262	15,107
Assets under construction	7,417	7,227
Total	$416,473	$328,292
(9) LONG-TERM DEBT
Accounts Receivable Securitization Facility
On June 29, 2022, the Company, through a wholly owned special purpose entity, Exact Receivables LLC (“Exact Receivables”) entered into an accounts receivable securitization program (the “Securitization Facility”) with PNC Bank, National Association (“PNC”), with a scheduled maturity date of June 29, 2024. The Securitization Facility required the Company to maintain minimum borrowings under the facility of $50.0 million. Upon the maturity of the Securitization Facility in June 2024, the Company repaid the previously outstanding balance of $50.0 million in full. The Securitization Facility provided Exact Receivables with a revolving line-of-credit of up to $150.0 million of borrowing capacity, subject to certain borrowing base requirements, by collateralizing a security interest in the domestic customer accounts receivable of certain wholly owned subsidiaries of the Company. The debt issuance costs incurred related to the Securitization Facility were not significant and were amortized over the life of the Securitization Facility through interest expense, net within the consolidated statements of operations. Prior to the repayment, the outstanding balance accrued interest at a rate equal to a daily secured overnight financing rate (“SOFR”) plus a SOFR adjustment and an applicable margin. The interest rate was 6.89% as of the maturity date.
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
The Company has agreed to various financial covenants under the Revolving Credit Agreement, and as of December 31, 2025, the Company was in compliance with all covenants.
As of December 31, 2025, the Company had $5.9 million of issued and outstanding letters of credit under the Revolving Credit Agreement, which reduced the amount available for cash advances under the facility to $494.1 million. As of December 31, 2025, the Company has not drawn funds from, nor are any amounts outstanding under, the Revolving Credit Agreement.
(10) CONVERTIBLE NOTES
Convertible note obligations included in the consolidated balance sheet consisted of the following as of December 31, 2025:

				Fair Value (1)
(In thousands)	Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount	Amount	Leveling
2031 Convertible Notes - 1.750%	$620,709	$(11,364)	$609,345	$759,636	2
2030 Convertible Notes - 2.000%	572,993	(2,937)	570,056	795,045	2
2028 Convertible Notes - 0.375%	589,380	(3,389)	585,991	605,570	2
2027 Convertible Notes - 0.375%	563,822	(2,037)	561,785	587,672	2

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Issuances and Settlements
In January 2018, the Company issued and sold $690.0 million in aggregate principal amount of 1.0% Convertible Notes (the “January 2025 Notes”) with a maturity date of January 15, 2025. The January 2025 Notes accrued interest at a fixed rate of 1.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018. The net proceeds from the issuance of the January 2025 Notes were approximately $671.1 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
In June 2018, the Company issued and sold an additional $218.5 million in aggregate principal amount of 1.0% Convertible Notes (the “June 2025 Notes”). The June 2025 Notes were issued under the same indenture pursuant to which the Company previously issued the January 2025 Notes (the “Indenture”). The January 2025 Notes and the June 2025 Notes had identical terms (including the same January 15, 2025 maturity date) and were treated as a single series of securities. The net proceeds from the issuance of the June 2025 Notes were approximately $225.3 million, after deducting underwriting discounts and commissions and the offering expenses payable by the Company.
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
In February 2023, the Company entered into a privately negotiated exchange and purchase agreement with a single holder of certain of the Company’s 2027 Notes and 2028 Notes. The Company issued the holder $500.0 million aggregate principal amount of 2.0% Convertible Notes due in 2030 (the “2030 Notes”) in exchange for $183.7 million of aggregate principal of 2027 Notes, $201.0 million of aggregate principal of 2028 Notes, and $138.0 million of cash. The extinguishment resulted in a gain on settlement of convertible notes of $17.7 million, which is included in interest expense, net in the consolidated statement of operations for the year ended December 31, 2023.
In March 2023, the Company entered into a privately negotiated exchange agreement with two holders of certain of the 2025 Notes. The Company issued the holder $73.0 million aggregate principal amount of 2030 Notes in exchange for $65.8 million of aggregate principal of 2025 Notes. The extinguishment resulted in a loss on settlement of convertible notes of $7.4 million, which is included in interest expense, net in the consolidated statement of operations for the year ended December 31, 2023.
The net proceeds from the issuance of the 2030 Notes were approximately $133.0 million, after deducting commissions and offering expenses payable by the Company. The 2030 Notes will mature on March 1, 2030 and bear interest at a rate of 2.0% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2023.
In April 2024, the Company entered into a privately negotiated exchange and purchase agreement with certain holders of the Company’s 2028 Notes. The Company issued $620.7 million aggregate principal amount of 1.75% Convertible Notes due in 2031 (the “2031 Notes”) in exchange for $359.7 million of aggregate principal of 2028 Notes, and $266.8 million of cash after deducting underwriting discounts. The extinguishment resulted in a gain on settlement of convertible notes of $10.3 million, which is included in interest expense, net in the consolidated statement of operations for the year ended December 31, 2024.
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
The extinguishment gains and losses recorded on the settlement of convertible notes discussed above represent the difference between (i) the fair value of the consideration transferred and (ii) the carrying value of the debt at the time of the exchange, and is included in interest expense, net in the consolidated statement of operations for the respective period.
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
Based on the closing price of the Company’s common stock of $101.56 on December 31, 2025, the if-converted values on the 2027 Notes and 2028 Notes do not exceed the principal amount. The if-converted values on the Company's 2030 Notes and 2031 Notes exceed the principal amount by $147.0 million and $13.7 million, respectively.
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
Issuance Costs
Issuance costs are amortized to interest expense, net over the term of the Notes. The following table summarizes the original issuance costs at the time of issuance for each set of Notes:

(In thousands)
2031 Convertible Notes	$6,780
2030 Convertible Notes	4,938
2028 Convertible Notes	24,453
2027 Convertible Notes	14,285
2025 Convertible Notes	17,646
Interest Expense
Interest expense on the Notes includes the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Debt issuance costs amortization	$4,609	$5,296	$5,350
Debt discount amortization	1,520	933	106
Gain on settlement of convertible notes	—	(10,254)	(10,324)
Coupon interest expense	26,737	26,339	18,072
Total interest expense on convertible notes	$32,866	$22,314	$13,204

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the effective interest rates of the Notes:

	Year Ended December 31,
	2025	2024	2023
2031 Convertible Notes	2.14%	2.06%	—%
2030 Convertible Notes	2.14%	2.09%	2.09%
2028 Convertible Notes	0.65%	0.63%	0.63%
2027 Convertible Notes	0.68%	0.67%	0.67%
2025 Convertible Notes	1.05%	1.16%	1.17%
The remaining period over which the unamortized debt discount will be recognized as non-cash interest expense is 1.20 years, 2.17 years, 4.17 years, and 5.29 years for the 2027 Notes, 2028 Notes, 2030 Notes, and 2031 Notes, respectively.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
In addition to granting the Company a license to the covered Mayo intellectual property, Mayo provides the Company with product development and research and development assistance pursuant to the license agreement and other collaborative arrangements. In connection with this collaboration, the Company has incurred insignificant charges for the years ended December 31, 2025, 2024, and 2023, respectively. The charges incurred in connection with this collaboration are recorded in research and development expenses in the Company’s consolidated statements of operations.
Johns Hopkins University
Through the acquisition of Thrive, the Company acquired a worldwide exclusive license agreement with Johns Hopkins University (“JHU”) for use of several JHU patents and licensed know-how. The license is designed to enable the Company to leverage JHU intellectual property in the development and commercialization of certain of its products. The agreement terms would require the Company to pay single-digit sales-based royalties and up to $45.0 million in sales-based milestone payments on JHU licensed products that reach specified net sales levels. The Company will record the sales-based royalties once sales of licensed products have occurred and sales-based milestones once achievement is deemed probable. The Company recorded insignificant charges related to sales-based royalties during the year ended December 31, 2025, and the Company has not incurred charges related to the achievement of any sales-based milestones as of December 31, 2025.
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
Effective May 1, 2024, the Company entered into termination agreements (the “Termination Agreements”) with TGen for the purpose of terminating the license and sponsored research agreement relating to the TARDIS technology and an additional sponsored research agreement with a broader scope (collectively, the “Original Agreements”). As part of the Termination Agreements, the Company will pay TGen $27.6 million in compensation for the termination of the Original Agreements, which will be allocated into three annual installments of $9.2 million per year beginning in the second quarter of 2024. The fair value of the termination payments as of the date of the Termination Agreements was $25.8 million, which was recorded as research and development expense in the consolidated statement of operations for the year ended December 31, 2024. The remaining $1.8 million in expense is being recognized ratably through the date of the final payment in the second quarter of 2026. The Company has recorded a liability of $9.0 million representing the fair value of the remaining payments, which is included in accrued liabilities on the consolidated balance sheet as of December 31, 2025. The termination payments eliminate the Company’s obligation to pay TGen any further payments, equities, fees, costs, or other amounts that would have been due under the Original Agreements, including the milestone payments. The Company’s ongoing development efforts for its pipeline tests are not impacted by the Termination Agreements.
Broad Institute, Inc.
In June 2023, the Company entered into an exclusive license agreement with Broad Institute, Inc. (“Broad Institute”) to utilize the Minor Allele Enriched Sequencing Through Recognition Oligonucleotides (“MAESTRO”) technology in the Company’s MRD testing. Under the license agreement, the Company is obligated to make development milestone payments to Broad Institute of up to $6.5 million upon achievement of certain development milestones related to prospective MRD tests that use the MAESTRO technology. In addition, the Company is obligated to make sales-based milestone payments to Broad Institute that equate up to a mid-single-digit royalty upon the achievement of certain cumulative net sales targets of licensed products using the MAESTRO technology beginning at $500.0 million. The Company will record the development milestones once achieved and the sales milestones once achievement is deemed probable. The Company has not incurred charges related to the achievement of development milestones or sales milestones as of December 31, 2025.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Watchmaker Genomics, Inc.
In July 2023, the Company entered into a co-exclusive development and license agreement with Watchmaker Genomics, Inc. (“Watchmaker”) under which the Company granted Watchmaker a co-exclusive license to the non-bisulfite technology for the detection of methylated DNA and other epigenetic modifications (“TAPS”). TAPS is based on patents obtained by the Company through an exclusive license agreement with the Ludwig Institute for Cancer Research. Under the agreement, both parties have the right to use and develop TAPS for commercial purposes. The Company has the potential to receive up to $82.0 million in sales-based milestone payments and mid-single-digit royalties based on future Watchmaker net sales of licensed products including TAPS. Additionally, Watchmaker has the right to sublicense TAPS, and the Company has the potential to receive royalties based on future Watchmaker sublicense receipts. The Company has not received any sales-based milestone payments, royalties on Watchmaker net sales of licensed products, or royalties on Watchmaker sublicense receipts as of December 31, 2025.
TwinStrand Biosciences, Inc.
In July, 2024, the Company entered into an agreement with TwinStrand Biosciences, Inc. (“TwinStrand”), under which TwinStrand licensed to the Company intellectual property related to the error correction technology in next-generation sequencing. The Company’s rights are broadly exclusive with respect to cell-free nucleic acid sequencing, subject to certain non-exclusive relationships in the field. The Company also holds exclusive rights to sublicense the licensed intellectual property. Under the license agreement, the Company made upfront payments to TwinStrand totaling $45.0 million in July 2024. The upfront payments were capitalized as a patent and license intangible asset in the consolidated balance sheet, which is amortized over its estimated useful life of 10 years. In addition, the Company agreed to pay TwinStrand a low-single-digit royalty on the Company’s and any sublicensee's net sales of certain licensed products and services. The Company will record the sales-based royalties once sales using relevant licensed products and services have occurred. Sublicense revenue and sales-based royalty charges were not significant for the year ended December 31, 2025.
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
Under the terms of the Agreement, the Company made a payment to Freenome of $75.0 million in cash in November 2025. The Company received antitrust clearance in November 2025, and the upfront payment was recognized as research and development expense in the consolidated statement of operations in the fourth quarter of 2025.
Up to an additional $700.0 million would be payable based upon the achievement of certain development and regulatory milestones, which include a $100.0 million payment upon first-line FDA approval of a Collaboration Product, $100.0 million upon first-line FDA approval for the next-generation test contingent on meeting pre-defined performance benchmarks, and $500.0 million upon a Collaboration Product being rated as a first-line A or B test in the United States Preventive Services Taskforce (“USPSTF”) guidelines or meeting certain payer contracted coverage requirements. If the pre-defined performance benchmarks are not achieved, or if the Collaboration Product is rated as a second-line A or B test in the USPSTF guidelines, then each respective milestone payment may be reduced as provided in the Agreement. The Company will record the development milestones once achieved, and there have no charges incurred as of December 31, 2025.
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
The Company also committed to $20.0 million in joint development costs annually over three years, which began on the Antitrust Clearance Date, and the costs incurred are recognized as research and development expenses as incurred.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Additionally, the Company purchased a $50.0 million senior convertible note as discussed in further detail in Note 7.
(12) STOCKHOLDERS' EQUITY
Changes in Accumulated Other Comprehensive Income (Loss)
The amount recognized in AOCI for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Securities (1)	AOCI
Balance at January 1, 2023	$53	$(5,289)	$(5,236)
Other comprehensive income before reclassifications	1,321	1,416	2,737
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,927	3,927
Net current period change in accumulated other comprehensive income (loss)	1,321	5,343	6,664
Balance at December 31, 2023	$1,374	$54	$1,428
Other comprehensive income (loss) before reclassifications	(3,294)	873	(2,421)
Amounts reclassified from accumulated other comprehensive income (loss)	—	49	49
Net current period change in accumulated other comprehensive income (loss)	(3,294)	922	(2,372)
Balance at December 31, 2024	$(1,920)	$976	$(944)
Other comprehensive income before reclassifications	4,278	—	4,278
Amounts reclassified from accumulated other comprehensive income (loss)	—	(976)	(976)
Net current period change in accumulated other comprehensive income (loss)	4,278	(976)	3,302
Balance at December 31, 2025	$2,358	$—	$2,358
_________________________________
(1)There was no tax impact from the amounts recognized in AOCI for the years ended December 31, 2025, 2024, and 2023. The unrealized gain (loss) recorded on available-for-sale securities is a non-cash investing activity.
Amounts reclassified from AOCI for the years ended December 31, 2025, 2024, and 2023 were as follows:

		Year Ended December 31,
Details about AOCI Components (In thousands)	Affected Line Item in the Statements of Operations	2025	2024	2023
Change in value of available-for-sale investments
Sales and maturities of available-for-sale investments	Investment income, net	$(976)	$49	$3,927
Total reclassifications		$(976)	$49	$3,927
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
2025 Omnibus Long-Term Incentive Plan. The Company adopted the 2025 Omnibus Long-Term Incentive Plan (the “2025 Stock Plan”) on June 12, 2025 to grant share-based awards to employees, officers, directors, consultants, and advisors. Awards granted under the 2025 Stock Plan may include incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards in amounts and with terms and conditions determined by the Human Capital Committee, subject to the provisions of the 2025 Stock Plan. The 2025 Stock Plan will expire on April 15, 2035 and after such date no further awards may be granted under the plan. Options granted under the 2025 Stock Plan expire ten years from the date of grant. Grants made from the 2025 Stock Plan generally vest over a period of three to four years. At December 31, 2025, there were no options to purchase shares outstanding under the 2025 Stock Plan and 66,320 shares of restricted stock and restricted stock units were outstanding. At December 31, 2025, there were 12,357,179 shares available for future grant under the 2025 Stock Plan.
2019 Omnibus Long-Term Incentive Plan. The Company adopted the 2019 Omnibus Long-Term Incentive Plan (the “2019 Stock Plan”) on July 25, 2019 to grant share-based awards to employees, officers, directors, consultants, and advisors. Awards granted under the 2019 Stock Plan may include incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards in amounts and with terms and conditions determined by the Human Capital Committee, subject to the provisions of the 2019 Stock Plan. The 2019 Stock Plan will expire on July 25, 2029 and after such date no further awards may be granted under the plan. Options granted under the 2019 Stock Plan expire ten years from the date of grant. Grants made from the 2019 Stock Plan generally vest over a period of three to four years. At December 31, 2025, options to purchase 270,749 shares were outstanding under the 2019 Stock Plan and 7,874,434 shares of restricted stock and restricted stock units were outstanding. The Company's stockholders approved amendments to the 2019 Stock Plan to increase the number of shares available for future grant thereunder by 14,000,000 and 4,340,000 shares on June 9, 2022 and June 8, 2023, respectively. At December 31, 2025, there were no shares available for future grant under the 2019 Stock Plan.
2010 Omnibus Long-Term Incentive Plan. The Company adopted the 2010 Omnibus Long-Term Incentive Plan (the “2010 Stock Plan”) on July 16, 2010 to grant share-based awards to employees, officers, directors, consultants, and advisors. Awards granted under the 2010 Stock Plan may include incentive stock options, as defined under the Internal Revenue Code, non-qualified options, restricted stock awards and other stock awards in amounts and with terms and conditions determined by the Human Capital Committee, subject to the provisions of the 2010 Stock Plan. The 2010 Stock Plan expired on July 16, 2020 and after such date no further awards may be granted under the plan. Options granted under the 2010 Stock Plan expire ten years from the date of grant. Grants made from the 2010 Stock Plan generally vest over a period of three to four years. At December 31, 2025, there were 510,540 share options and 3,340 shares of restricted stock and restricted stock units outstanding under the 2010 Stock Plan. At December 31, 2025, there were no shares available for future grant under the 2010 Stock Plan.
2010 Employee Stock Purchase Plan. The 2010 Employee Stock Purchase Plan (the “2010 Purchase Plan”) was adopted by the Company on July 16, 2010 to provide participating employees the right to purchase shares of common stock at a discount through a series of offering periods. The 2010 Purchase Plan will expire on October 31, 2030. The Company’s stockholders approved amendments to the 2010 Employee Stock Purchase Plan to increase the number of shares available for purchase thereunder by 500,000 shares, 2,000,000 shares, 3,000,000 shares, and 4,000,000 shares on July 24, 2014, July 28, 2016, June 9, 2022, and June 12, 2025, respectively. At December 31, 2025, there were 4,193,108 shares of common stock available for purchase by participating employees under the 2010 Purchase Plan.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Generally, all employees whose customary employment is more than 20 hours per week and more than five months in any calendar year are eligible to participate in the 2010 Purchase Plan. Participating employees authorize an amount, between 1% and 15% of the employee’s compensation, to be deducted from the employee’s pay during the offering period. On the last day of the offering period, the employee is deemed to have exercised the employee’s option to purchase shares of Company common stock, at the option exercise price, to the extent of accumulated payroll deductions. Under the terms of the 2010 Purchase Plan, the option exercise price is an amount equal to 85% of the fair market value, as defined under the 2010 Purchase Plan, and no employee can purchase more than $25,000 of Company common stock under the 2010 Purchase Plan in any calendar year. Rights granted under the 2010 Purchase Plan terminate upon an employee’s voluntary withdrawal from the 2010 Purchase Plan at any time or upon termination of employment. At December 31, 2025, there were 5,606,892 cumulative shares issued under the 2010 Purchase Plan.
Stock-Based Compensation Expense
The Company records stock-based compensation expense in connection with the amortization of restricted stock and restricted stock unit awards (“RSUs”), performance share units (“PSUs”), stock purchase rights granted under the Company’s employee stock purchase plan (“ESPP”) and stock options granted to employees, non-employee consultants, and non-employee directors. A summary of non-cash stock-based compensation expense by expense category included in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of sales	$17,244	$20,518	$20,761
Research and development	37,379	39,684	41,242
Sales and marketing	66,762	68,236	73,016
General and administrative	96,281	86,447	96,293
Total stock-based compensation	$217,666	$214,885	$231,312
In connection with the Merger Agreement and to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue code of 1986, as amended, on the Company and certain of its employees, the Human Capital Committee approved the acceleration of 454,811 shares of previously unvested RSUs held by 12 employees and 1,227,496 shares of previously unvested PSUs held by 14 employees. Accelerated PSUs were accelerated based on the number of PSUs that would have otherwise been deemed achieved under the terms of the Merger Agreement. These modifications resulted in incremental stock-based compensation expense that will be recognized over the in substance service period of the respective award, which was not significant for the year ended December 31, 2025.
As of December 31, 2025, there was approximately $314.9 million of expected total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. The Company expects to recognize that cost over a weighted average period of 2.33 years.
Stock Options
The Company determined the fair value of each service-based option award on the date of grant using the Black-Scholes option-pricing model, which utilized several key assumptions including risk-free interest rate, expected term, expected volatility, and dividend yield. There were no option awards granted during the years ended December 31, 2025, 2024 and 2023.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
A summary of stock option activity under the Stock Plans is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
(Aggregate intrinsic value in thousands)
Outstanding, January 1, 2025	982,742	$53.60	3.1
Exercised	(161,596)	27.48
Forfeited	(39,857)	85.58
Outstanding, December 31, 2025	781,289	$57.37	2.4	$34,528
Vested and expected to vest, December 31, 2025	781,289	$57.37	2.4	$34,528
Exercisable, December 31, 2025	781,289	$57.37	2.4	$34,528
_________________________________
(1)     The total intrinsic value of options exercised, net of shares withheld for taxes, during the years ended December 31, 2025, 2024, and 2023 was $6.0 million, $7.8 million, and $11.7 million, respectively, determined as of the date of exercise.
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined on the date of grant using the closing stock price on that day.
A summary of restricted stock and RSU activity is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2025	7,244,796	$63.18
Granted	3,661,929	51.61
Released (2)	(3,102,685)	66.18
Forfeited	(907,813)	55.98
Outstanding, December 31, 2025	6,896,227	$56.12
_________________________________
(1)     The weighted average grant date fair value of the RSUs granted during the years ended December 31, 2024 and 2023 was $56.94 and $62.36, respectively.
(2)     The fair value of RSUs vested and converted to shares of the Company’s common stock was $205.3 million, $184.2 million, and $158.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. The stock-based compensation expense associated with the RSUs that were accelerated and vested in 2025 related to the modification of awards to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, as discussed in further detail above, will continue to be recognized over the substantive service period of the respective award.
Performance Share Units
The Company has issued performance-based equity awards to certain employees which vest upon the achievement of certain performance goals, including financial performance targets and operational milestones.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
A summary of PSU activity is as follows:

	Performance Share Units (1)	Weighted Average Grant Date Fair Value (2)
Outstanding, January 1, 2025	2,021,208	$75.86
Granted	1,283,717	59.49
Released (3)	(1,380,061)	79.03
Forfeited	(876,997)	81.24
Outstanding, December 31, 2025	1,047,867	$62.20
_________________________________
(1)     The PSUs listed above assumes attainment of maximum payout rates as set forth in the performance criteria. Applying actual or expected payout rates, the number of outstanding PSUs as of December 31, 2025 was 631,833.
(2)     The weighted average grant date fair value of the PSUs granted during the years ended December 31, 2024 and 2023 was $63.68 and $80.50, respectively.
(3)     The fair value of PSUs vested and converted to shares of the Company’s common stock was $77.2 million, $9.9 million, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. The stock-based compensation expense associated with the PSUs that were accelerated and vested in 2025 related to the modification of awards to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, as discussed in further detail above, will continue to be recognized over the substantive service period of the respective award.
Employee Stock Purchase Plan
A summary of ESPP activity is as follows:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Shares issued under the 2010 Purchase Plan	685,693	955,392	924,448
Cash received under the 2010 Purchase Plan	$26,544	$31,227	$28,344
Weighted average fair value per share of stock purchase rights granted during the period	$19.17	$16.26	$16.32
The 685,693 shares issued during the year ended December 31, 2025 were as follows:

Offering period ended	Number of Shares	Weighted Average price per Share
April 30, 2025	419,070	$38.26
October 31, 2025	266,623	$39.42

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The fair value of shares purchased under the ESPP is based on the assumptions in the following table:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rates	4.22% - 5.15%	4.71% - 5.30%	4.68% - 4.71%
Expected term (in years)	0.50 - 1.25	1.17 - 1.25	1.25
Expected volatility	44.40% - 60.67%	44.40% - 63.13%	63.13% - 67.30%
Dividend yield	0%	0%	0%
Shares Reserved for Issuance
The Company has reserved shares of its authorized common stock for issuance pursuant to its employee stock purchase and equity plans, including all outstanding stock option grants noted above at December 31, 2025, as follows:

Shares reserved for issuance
2025 Stock Plan	12,357,179
2010 Purchase Plan	4,193,108
16,550,287
(14) COMMITMENTS AND CONTINGENCIES
Leases
The components of lease expense were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	$6,554	$7,311	$3,845
Interest on lease liabilities	1,047	1,406	800
Operating lease cost	32,870	31,797	36,576
Short-term lease cost	946	1,036	750
Variable lease cost	8,218	9,055	8,449
Total lease Cost	$49,635	$50,605	$50,420

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,253	$38,135	$39,301
Operating cash flows from finance leases	1,083	1,359	783
Finance cash flows from finance leases	6,421	6,827	3,569
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	29,273	19,674	4,986
Right-of-use assets obtained in exchange for new finance lease liabilities	—	16,425	5,443
Weighted-average remaining lease term - operating leases (in years)	6.88	7.37	6.87
Weighted-average remaining lease term - finance leases (in years)	2.22	2.90	2.80
Weighted-average discount rate - operating leases	6.50%	6.54%	6.59%
Weighted-average discount rate - finance leases	6.65%	6.69%	7.43%
As of December 31, 2025 and 2024, the Company’s right-of-use assets from operating leases are $122.3 million and $117.0 million, respectively, which are reported in operating lease right-of-use assets in the Company’s consolidated balance sheets. As of December 31, 2025, the Company has outstanding operating lease obligations of $195.5 million, of which $33.6 million is reported in operating lease liabilities, current portion and $161.9 million is reported in operating lease liabilities, less current portion in the Company’s consolidated balance sheet. As of December 31, 2024, the Company had outstanding operating lease obligations of $184.5 million, of which $27.4 million is reported in operating lease liabilities, current portion and $157.1 million is reported in operating lease liabilities, less current portion in the Company’s consolidated balance sheet.
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
As of December 31, 2025 and 2024, the Company’s right-of-use assets from finance leases are $11.1 million and $19.8 million, respectively, which are reported in other long-term assets, net in the Company’s consolidated balance sheets. As of December 31, 2025, the Company has outstanding finance lease obligations of $12.1 million, of which $5.7 million is reported in other current liabilities and $6.4 million is reported in other long-term liabilities in the Company’s consolidated balance sheet. As of December 31, 2024, the Company had outstanding finance lease obligations of $21.0 million, of which $7.8 million is reported in other current liabilities and $13.2 million is reported in other long-term liabilities in the Company’s consolidated balance sheet.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Maturities of operating lease liabilities on an annual basis as of December 31, 2025 were as follows:

(In thousands)
2026	$43,164
2027	45,208
2028	35,876
2029	25,806
2030	17,451
Thereafter	78,654
Total minimum lease payments	246,159
Imputed interest	(50,637)
Total	$195,522
Maturities of finance lease liabilities on an annual basis as of December 31, 2025 were as follows:

(In thousands)
2026	$6,284
2027	5,201
2028	1,282
2029	93
2030	93
Thereafter	36
Total minimum lease payments	12,989
Imputed interest	(861)
Total	$12,128
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
Geneoscopy petitioned the United States Patent and Trademark Office to institute an inter partes review (“IPR”) challenging the validity of the ‘781 Patent and the ‘746 Patent before the Patent Trial and Appeals Board (“PTAB”) and the PTAB instituted review for both patents. On July 9, 2025, the PTAB issued its decision finding all claims of the ‘781 Patent unpatentable. The Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit on September 10, 2025. On February 5, 2026, the PTAB issued its decision finding all claims of the '746 patent unpatentable. A notice of appeal may be filed on or before April 9, 2026. On February 20, 2025, Geneoscopy filed a motion to stay the district court litigation pending IPR of the ‘781 and ‘746 Patents, which the Court denied on August 21, 2025.
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
Under the terms of the settlement agreement, the Company made a payment of $32.5 million in September 2023, of which $22.4 million is included in general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2023. Following the United States’ receipt of the settlement payment, the Company was released from any civil or administrative monetary claims under the civil False Claims Act and other specified civil statutes and common law theories of liability concerning the conduct identified in the settlement agreement.
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(15) RESTRUCTURING AND BUSINESS TRANSFORMATION
In August 2025, the Company announced a multi-year productivity plan (the “Plan”). The Plan includes several initiatives that are intended to drive sustainable growth, improve operating leverage, and amplify the Company’s ability to invest in innovation and serve more patients. These savings are expected to primarily come from general and administrative efficiencies, that in addition to restructuring certain support functions globally, include external spend optimization, and building more automation in core operations. The Company currently expects to incur additional business transformation costs of approximately $5 million through the completion of certain initiatives already underway, which are expected to be completed by the fourth quarter of 2026. The Company continues to pursue cost savings initiatives, and to the extent further cost saving initiatives are identified, the Company could incur additional charges to implement those business transformation initiatives in future periods.
The Company recorded the following charges related to the Plan for the year ended December 31, 2025.

(In thousands)
Restructuring charges	$22,169
Business transformation costs (1)	51,044
Total restructuring and business transformation	$73,213
_________________________________
(1)Business transformation costs represent non-recurring expenses for strategic projects with anticipated long-term benefits to the Company focused on cost reduction and productivity improvement that do not meet the definition of restructuring charges. For the year ended December 31, 2025, these costs primarily include consulting services, and employee termination benefits.
The restructuring charges were recorded as follows within the consolidated statement of operations for the year ended December 31, 2025:

(In thousands)	Cost of sales	Research and development	Sales and marketing	General and administrative	Total
Employee termination costs	$84	$554	$2,868	$10,884	$14,390
Other costs	—	—	—	7,779	7,779
Total restructuring charges	$84	$554	$2,868	$18,663	$22,169
The following table summarizes activity in the liability related to the Company’s restructuring initiatives:

(In thousands)	Employee Termination Costs	Other Costs	Total
Balance, December 31, 2024	$—	$—	$—
Charges (1)	14,390	7,779	22,169
Payments	(11,348)	(7,470)	(18,818)
Adjustments (2)	496	—	496
Balance, December 31, 2025	$3,538	$309	$3,847
_________________________________
(1)Inclusive of the reversal of employee termination related charges originally recorded in the third quarter of 2025 primarily due to certain employees identified for termination finding other positions within the Company or voluntarily separating prior to their scheduled termination date.
(2)Adjustments relate to the effects of foreign currency exchange rates.
The Company does not expect to incur additional significant costs related to this restructuring. Substantially all of the cash payments for the liability are expected to be disbursed by the middle of 2026.

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
The Human Capital Committee approved 401(k) Plan matching contributions for the years ended December 31, 2025, 2024, and 2023 in the form of Company common stock equal to 100% of a participant's elective deferrals up to 6% of the participant’s eligible compensation for that year. The Company recorded compensation expense of approximately $47.9 million, $44.1 million, and $40.6 million, respectively, in the statements of operations for the years ended December 31, 2025, 2024, and 2023.
(17) ACQUISITIONS AND DIVESTITURES
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

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
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
On August 23, 2023, the Company and MDxHealth executed the Second Amendment to the Asset Purchase Agreement (the “Second Amendment”). Under the Second Amendment, the Company agreed to allow MDxHealth to defer the 2023 contingent consideration payment by three years in exchange for additional consideration and more favorable contingent consideration terms, including elimination of the minimum revenue thresholds previously required to be met under the Asset Purchase Agreement. The Company received additional consideration with a fair value of $3.1 million, which was recorded as a gain for the year ended December 31, 2023, and is included in other operating income in the consolidated statement of operations.
Under the Second Amendment, the maximum contingent consideration increased from $70.0 million to $82.5 million and the minimum revenue thresholds previously required to be met under the Asset Purchase Agreement were eliminated. As a result of the elimination of the minimum revenue thresholds, the Company determined that a significant reversal of a gain is not probable and therefore the contingent consideration is no longer constrained. The Company recorded a contingent consideration gain of $9.2 million, and $73.3 million during the years ended December 31, 2024 and 2023, respectively, which totaled the maximum contingent consideration under the Second Amendment. The gains recorded are included in other operating income in the consolidated statement of operations. The gains recorded were estimated using historical GPS test revenues by MDxHealth under the most likely amount method.
As of December 31, 2025, the remaining contingent consideration balance, which includes the amount earned during the 2023 and 2025 earnout years classified as a receivable, was $54.5 million, of which $29.8 million is included in prepaid expenses and other current assets and $24.8 million is included in other long-term assets, net on the consolidated balance sheet. As of December 31, 2024, the contingent consideration balance, which includes the amounts earned during the 2023 and 2024 earnout years classified as a receivable, was $56.6 million, of which $27.9 million is included in prepaid expenses and other current assets and $28.7 million is included in other long-term assets, net on the consolidated balance sheet. As of December 31, 2024, the remaining portion of the contingent consideration of $25.9 million was classified as a contract asset, which was included in other long-term assets, net on the consolidated balance sheet.
In April 2025, the Company received the cash payment of $28.0 million related to the 2024 earnout year, which was included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2024. The cash receipt is presented as a cash inflow from investing activities for the year ended December 31, 2025 on the consolidated statement of cash flows.
On January 9, 2026, the Company and MDxHealth executed the Fourth Amendment to the Asset Purchase Agreement (“Fourth Amendment”) related to the sale of the GPS test. Under the Fourth Amendment, the Company agreed to restructure the timing of the remaining contingent consideration payments in exchange for additional consideration with a fair value of $4.7 million, which will be recorded as a gain within other operating income on the consolidated statement of operations during the first quarter of 2026. The remaining contingent consideration payments will be structured with $15.0 million due on or before April 15, 2026, $18.0 million due on or before April 15, 2027, and $21.5 million due on or before April 15, 2028.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
Transaction-related costs were not significant and were recorded within general and administrative expenses in the consolidated statement of operations. These costs include fees associated with financial, legal, accounting, and other advisors incurred to complete the divestiture.
(18) SEGMENT INFORMATION
The Company is managed as one operating segment, and thus reports as a single reportable segment. This operating segment is focused on the development and global commercialization of clinical laboratory services allowing healthcare providers and patients to make individualized treatment decisions. The accounting policies of the segment are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company's Chief Operating Decision Maker (“CODM”), its President and Chief Executive Officer, monitors the Company's operating performance and makes decisions regarding allocation of resources to its operations at the consolidated level. The measure of segment profit or loss used by the CODM in assessing performance and deciding how to allocate resources is based on net loss. The CODM is regularly provided consolidated net loss to monitor budget versus actual results on a monthly basis to timely identify deviations from expected results, which is used in assessing performance and deciding where to reinvest profits and allocate resources predominantly in the annual budget and forecasting process. Significant segment expenses regularly provided to the CODM are those presented on the consolidated statement of operations. These significant segment expenses include cost of sales, research and development, sales and marketing, and general and administrative. Additional significant segment expenses that are not separately presented in the consolidated statement of operations include stock-based compensation, depreciation expense, and amortization of acquired intangible assets, which are presented in the consolidated statement of cash flows, and restructuring and business transformation costs, which are presented in Note 15. For the year ended December 31, 2024, impairment of long-lived and indefinite-lived assets was identified as a significant segment expense as a result of a significant impairment charge discussed in Note 6. All other items presented on the consolidated statements of operations are characterized as other segment items.
The measure of segment assets provided to and reviewed by the CODM is reported on the consolidated balance sheet as total assets. Long-lived assets located in countries outside the U.S. are not significant.
The following table summarizes total revenue from customers by geographic region. Product revenues are attributed to countries based on ship-to location.

	Year Ended December 31,
(In thousands)	2025	2024	2023
United States	$3,023,146	$2,569,775	$2,346,489
Outside of United States	223,844	189,092	153,277
Total revenues	$3,246,990	$2,758,867	$2,499,766

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
(19) INCOME TAXES
Under financial accounting standards, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expense or benefit represents the change in the deferred tax assets or liabilities from period to period. At December 31, 2025, the Company had federal net operating loss, state net operating loss, and foreign net operating loss carryforwards of approximately $418.6 million, $66.9 million, and $10.9 million, respectively, for financial reporting purposes, which may be used to offset future taxable income. The Tax Cuts and Jobs Act (H.R. 1) of 2017 limits the deduction for net operating losses to 80% of current year taxable income and provides for an indefinite carryover period for federal net operating losses. Both provisions are applicable for losses arising in tax years beginning after December 31, 2017. As of December 31, 2025 the Company has $310.4 million of federal net operating loss carryovers incurred after December 31, 2017 with an unlimited carryover period and $108.2 million of federal net operating loss carryovers expiring at various dates through 2037. State and foreign net operating loss carryovers expire at various dates through 2045. All net operating loss carryforwards are subject to review and possible adjustment by federal, state, and foreign taxing jurisdictions. The Company also had federal and state research tax credit carryforwards of $93.4 million and $43.2 million, respectively, which may be used to offset future income tax liability. The federal credit carryforwards expire at various dates through 2045 and are subject to review and possible adjustment by the Internal Revenue Service. The state credit carryforwards expire at various dates through 2040 with the exception of $25.9 million of California research and development tax credits that have an indefinite carryforward period. All state tax credits are subject to review and possible adjustment by local tax jurisdictions. In the event of a change of ownership, the federal and state net operating loss and research and development tax credit carryforwards may be subject to annual limitations provided by the Internal Revenue Code and similar state provisions.
Loss before provision for taxes consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Income (loss) before income taxes:
Domestic	$(220,010)	$(1,036,306)	$(204,128)
Foreign	16,122	145	2,382
Total loss before income taxes	$(203,888)	$(1,036,161)	$(201,746)
The expense (benefit) for income taxes consists of:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current expense (benefit):
Federal	$—	$—	$—
State	1,516	933	2,266
Foreign	3,909	1,882	2,561

Deferred tax expense (benefit):
Federal	498	(4,775)	2,395
State	(334)	(5,145)	(1,829)
Foreign	(1,528)	(199)	(2,990)
Total income tax expense (benefit)	$4,061	$(7,304)	$2,403
The Company recorded an income tax expense for the year ended December 31, 2025 of $4.1 million primarily related to current foreign and state tax expense.

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The components of the net deferred tax asset with the approximate income tax effect of each type of carryforward, credit and temporary differences are as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Operating loss carryforwards	$496,415	$452,410
Tax credit carryforwards	137,617	121,635
Compensation related differences	82,350	72,349
Lease liabilities	46,764	47,199
Capitalized research and development	186,957	251,760
Other temporary differences	9,497	7,271
Tax assets before valuation allowance	959,600	952,624
Less - Valuation allowance	(735,979)	(708,788)
Total deferred tax assets	223,621	243,836
Deferred tax liabilities
Amortization	$(174,182)	$(205,764)
Property, plant and equipment	(15,430)	(7,160)
Lease assets	(30,216)	(31,266)
Other temporary differences	(9,599)	(6,816)
Total deferred tax liabilities	(229,427)	(251,006)
Net deferred tax liabilities	$(5,806)	$(7,170)
A valuation allowance to reduce the deferred tax assets is reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has incurred significant losses since its inception and due to the uncertainty of the amount and timing of future taxable income and the realization of deferred tax liabilities, management has determined that a valuation allowance of $736.0 million and $708.8 million at December 31, 2025 and 2024, respectively, is necessary to reduce the tax assets to the amount that is more likely than not to be realized. Given the future limitations on and expiration of certain federal and state deferred tax assets, the recording of a valuation allowance resulted in a deferred tax liability of approximately $5.8 million remaining as of December 31, 2025, which is included in other long-term liabilities on the Company's consolidated balance sheet. The overall change in valuation allowance for December 31, 2025 and 2024 was an increase of $27.2 million and an increase of $243.0 million, respectively.
Activity associated with the Company's valuation allowance is as follows:

	December 31,
(In thousands)	2025	2024	2023
Balance as of January 1,	$(708,788)	$(465,832)	$(419,356)
Valuation allowances established	(32,224)	(241,849)	(44,759)
Changes to existing valuation allowances	5,033	(1,107)	(1,242)
Acquisition and purchase accounting	—	—	(475)
Balance as of December 31,	$(735,979)	$(708,788)	$(465,832)

EXACT SCIENCES CORPORATION
Notes to Consolidated Financial Statements (Continued)
The effective tax rate differs from the statutory tax rate due to the following:

	December 31, 2025
	Amount	Percent
U.S. Federal statutory rate	$(42,817)	21.0%
State and local taxes, net of federal income tax effect (1)	768	(0.4)
Foreign tax effects	(376)	0.2
Effect of cross border laws
Subpart F	38	0.0
Tax credits
Research and development	(10,861)	5.3
Other	(107)	0.1
Changes in valuation allowance	29,385	(14.4)
Nontaxable or nondeductible items
Stock-based compensation expense	(6,906)	3.4
Non-deductible executive compensation	22,552	(11.1)
Transaction costs	2,987	(1.5)
Meals and entertainment	3,326	(1.6)
Contingent consideration	5,568	(2.7)
Other non-deductible items	574	(0.3)
Other adjustments	(70)	—
Effective tax rate	$4,061	(2.0)%
_________________________________
(1)The majority of taxes in the state and local income tax category are reported in Wisconsin and California.

	December 31,
	2024	2023
U.S. Federal statutory rate	21.0%	21.0%
State taxes	3.0	3.9
Federal and state tax rate changes	—	1.1
Foreign tax rate differential	0.1	—
Research and development tax credits	1.6	7.6
Stock-based compensation expense	(1.0)	(4.4)
Non-deductible executive compensation	(0.5)	(3.5)
Loss on extinguishment - convertible debt	—	(0.7)
Other adjustments	(0.1)	(2.5)
Valuation allowance	(23.5)	(23.7)
Effective tax rate	0.6%	(1.2)%
For the year ended December 31, 2025, the Company recognized an income tax benefit, representing an effective tax rate of (2.0)%. The difference between the expected statutory federal tax rate of 21.0% and the effective tax rate of (2.0)% for the year ended December 31, 2025, was primarily attributable to the valuation allowance established against the Company's current period losses.
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
The Company had unrecognized tax benefits related to federal and state research and development tax credits of $47.5 million, $43.3 million, and $36.4 million as of December 31, 2025, 2024, and 2023, respectively. These amounts have been recorded as a reduction to the Company's deferred tax asset, if recognized they would not have an impact on the effective tax rate due to the existing valuation allowance. Certain of the Company's unrecognized tax benefits could change due to activities of various tax authorities, including possible settlement of audits, or through normal expiration of various statutes of limitations. The Company does not expect a material change in unrecognized tax benefits in the next twelve months.
The following is a tabular reconciliation of the amounts of unrecognized tax benefits:

	December 31,
(In thousands)	2025	2024	2023
January 1,	$43,344	$36,399	$28,270
Increase due to current year tax positions	5,166	7,322	7,447
Increase due to prior year tax positions	—	—	1,108
Decrease due to prior year tax positions	(1,051)	(377)	(426)
December 31,	$47,459	$43,344	$36,399
As of December 31, 2025, due to the carryforward of unutilized net operating losses and research and development credits, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2025, and to state income tax examinations for the tax years 2005 through 2025. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2025, 2024, and 2023.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a‑15(e) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, management, including our principal executive officer and principal financial officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

Below is background information for each director, as well as information regarding additional experience, qualifications, attributes or skills that led the Company’s Board of Directors to conclude that such director should serve on the Board of Directors.

DIRECTOR QUALIFICATIONS
Mr. Barber contributes over 40 years of experience serving in a series of executive roles with increasing scope of responsibilities in operations, human capital, engineering, and product management at General Electric Company (NYSE: GE). He is a well-respected innovator, inventor, and healthcare industry leader, with a proven global track record of launching transformational technologies and successfully delivering advanced products to market in the diagnostic imaging and point of care technology fields.
KEY SKILLS AND EXPERTISE
Global Business Perspective; Pipeline Development/Commercialization: Mr. Barber contributes significant global operational insights from his experience at pharmaceutical and other healthcare companies, where he has led product development for advanced healthcare technologies, positioning him with a unique understanding of product impact on a wide variety of healthcare focused stakeholders. While serving as CEO of GE’s Molecular Imaging and Computed Tomography business, he oversaw the launch of a revolutionary CT portfolio, game-changing, deep learning-based image reconstruction and patient positioning technology, as well as the world’s first digital PET scanner, transforming GE’s position in the cancer, oncology, and cardiac care markets globally.
Talent Management; Corporate Governance and Sustainability: Acquired in his most recent role as Chief Diversity Officer for GE, where he was responsible for leading the approximately 179,000 employee company’s inclusion and diversity strategy to drive sustainable change with an added focus on enhancing employee engagement, leadership accountability, building an inclusive culture and reinvigorating inclusion and diversity learning and mentoring. He also brings valuable insight from his experience overseeing human capital management efforts, including a deep understanding of human resources, labor relations and sustainability matters.
Executive Leadership: Obtained from Mr. Barber’s numerous executive leadership positions throughout his career at GE. While serving as CEO of GE’s Molecular Imaging and Computed Tomography business, he was responsible for driving growth and innovation to meet customer and business needs for multiple product lines. His executive responsibilities have also included oversight of complex operational execution of healthcare company manufacturing processes.
CAREER HIGHLIGHTS
General Electric (NYSE: GE) – multinational provider of energy solutions, jet engines and healthcare technologies
◦Chief Diversity Officer (2020-2022)
◦President and Chief Executive Officer, GE Molecular Imaging and Computed Tomography (2016-2020)
◦Chief Engineer, GE Healthcare and Chief Operating Officer, GE Healthcare Systems (2013-2015)
◦Vice President and General Manager, Molecular Imaging, GE Healthcare (2011-2012)
◦Vice President, Healthymagination Strategy (2009-2011)
◦Vice President of Technology, GE Healthcare (2007-2008)
◦Vice President of Engineering, Diagnostic Imaging (2005-2006)
◦Several additional roles (1982-2005)
EDUCATION
◦B.S., Engineering, Milwaukee School of Engineering
◦Honorary Doctorate, Engineering, Milwaukee School of Engineering

Michael Barber

AGE: 65 INDEPENDENT DIRECTOR (CLASS III) SINCE: 2024 COMMITTEES Audit and Finance Innovation, Technology & Pipeline (Chair)

OTHER PUBLIC COMPANY BOARD DIRECTORSHIPS Dentsply Sirona, Inc (Nasdaq:XRAY) (since 2025) Catalent, Inc. (NYSE: CTLT) (2021-2024)

DIRECTOR QUALIFICATIONS
Mr. Clancy contributes over 30 years of experience in financial management and strategic business planning, as well as extensive financial leadership in the biopharmaceutical and biotechnology industries. His broad experience in strategic planning, financial management, capital allocation, mergers and acquisitions, business development and investor relations allow him to contribute insights to the Board’s oversight of value-creation initiatives.
KEY SKILLS AND EXPERTISE
Finance, Corporate Strategy and M&A: Acquired from his extensive financial and executive leadership experience at large, public companies with complex operations, including his former roles as the Chief Financial Officer of Alexion Pharmaceuticals, Inc. (Nasdaq: ALXN) and Biogen Inc. (Nasdaq: BIIB). During his tenure at Biogen, he oversaw the company’s rapid growth and shareholder value creation that ranked at the top decile of S&P 500 companies, driven by its expanded product lines and pipeline through organic growth opportunities and M&A. Mr. Clancy was recognized in the top three biotech CFOs in the Institutional Investor annual survey in all years from 2011-2020.
Risk Management: As a board director at two other public life sciences companies, Mr. Clancy brings a deep understanding of the evolving risks associated with the industry. Additionally, he brings significant risk management expertise to the Board from his over 30-year career in financial management. His responsibilities have included leading the treasury, tax, investor relations and business planning groups of several multinational large companies.
Diagnostics/Medical Device and Technology: Obtained through his service at executive level positions at large biopharmaceutical and biotechnology companies, where he was responsible for aligning the company’s financial management with strategic business planning.
CAREER HIGHLIGHTS
Alexion Pharmaceuticals, Inc. (Nasdaq: ALXN) – biopharmaceutical company
◦Executive Vice President and Senior Adviser (2019-2020)
◦Executive Vice President and Chief Financial Officer (2017-2019)
Biogen, Inc. (Nasdaq: BIIB) – biotechnology company
◦Executive Vice President, Finance and Chief Financial Officer (2007-2017)
◦Senior Vice President, Finance (2006-2007)
◦Various other leadership roles, including Vice President, U.S. Marketing and Vice President of Portfolio Management (2001-2006)
PepsiCo, Inc. (Nasdaq: PEP) – multinational food, snack and beverage company
◦Vice President and General Manager, Great West business unit (1997-2000)
◦Various other leadership positions (1987-1996)
EDUCATION
◦B.S., Finance, Babson College
◦M.B.A., Columbia University

Paul Clancy

AGE: 64 INDEPENDENT DIRECTOR (CLASS III) SINCE: 2021 COMMITTEES Audit and Finance (Chair) Corporate Governance and Nominating

OTHER PUBLIC COMPANY BOARD DIRECTORSHIPS
Sionna Therapeutics, Inc. (Nasdaq: SION) (Since 2022)
Incyte Corporation (Nasdaq: INCY) (since 2015)

Xilio Therapeutics (Nasdaq: XLO) (2020-2025)
Agios Pharmaceuticals (Nasdaq: AGIO) (2013-2023)

DIRECTOR QUALIFICATIONS
Mr. Conroy has served as our Chief Executive Officer since 2009, and as Chairman of our Board of Directors since 2014. He has been responsible for transforming the organization into one of the world’s premier cancer diagnostics companies and contributes his extensive business knowledge, legal and executive leadership experience and strategic counsel to the Board. With more than 20 years in the healthcare and health technology space, Mr. Conroy has a deep understanding of our industry.
KEY SKILLS AND EXPERTISE
Executive Leadership; Finance, Corporate Strategy, and M&A: Obtained from his tenure as Chief Executive Officer of two major public diagnostics companies, Exact Sciences (Nasdaq: EXAS) and Third Wave Technologies (Nasdaq: TWTI). As our Chief Executive Officer, he has created shareholder value through innovative new technologies and key acquisitions, positioning the Company as a global leader in cancer screening and diagnostics.
Diagnostics/Medical Device and Technology; Science, Research, and Development: Acquired significant experience overseeing the development, regulatory approval, and commercialization of diagnostic tests and building a high performing team culture within our Company. While Chief Executive Officer of Exact Sciences, he spearheaded collaborative research efforts to identify highly discriminant cancer biomarkers, leading to the development of Cologuard® and Cologuard Plus, our proprietary multi-marker tests for the early detection of colorectal cancer.
Pipeline Development/Commercialization; Global Business Perspective: In his current role as Chief Executive Officer, he has led the Company through the regulatory approval and commercialization of Cologuard® - the first cancer diagnostic test to receive simultaneous FDA approval and national Medicare coverage. Additionally, he led the Company through development of innovative new tests such as Cologuard PlusTM, OncodetectTM, and CancerguardTM. Separately, while serving as Chief Executive Officer of Third Wave Technologies, he was responsible for the successful development oversight of Cervista, a cervical cancer screening test. His insight and global perspective into the development, regulatory approval and commercialization processes of diagnostic tests provides valuable insight to the Board in shaping our business strategy.
CAREER HIGHLIGHTS
Exact Sciences (Nasdaq: EXAS)
◦President, Chairman and Chief Executive Officer (since 2009, Chairman since 2014)
Third Wave Technologies, (Nasdaq: TWTI) (acquired by Hologic, Inc. in 2008) – molecular diagnostics business
◦President and Chief Executive Officer (2005-2008)
◦General Counsel (2004-2005)
GE Healthcare – healthcare technology arm of General Electric (NYSE: GE)
◦Intellectual Property Counsel (2002-2004)
EDUCATION
◦B.S., Electrical Engineering, Michigan State University
◦J.D., University of Michigan

Kevin Conroy

AGE: 60 NON-INDEPENDENT DIRECTOR (CLASS I) SINCE: 2009

OTHER PUBLIC COMPANY BOARD DIRECTORSHIPS
Align Technology, Inc. (Nasdaq: ALGN) (since 2023)
Adaptive Biotechnologies Corporation (Nasdaq: ADPT) (2019-2023)
Epizyme, Inc. (Nasdaq: EPZM) (2017-2022)
CM Life Sciences II Inc. (Nasdaq: CMIIU) (2021)
SomaLogic, Inc. (Nasdaq: SLGC) (2021)
Arya Sciences Acquisition Corp. (Nasdaq: ARYA) (2018-2020)

DIRECTOR QUALIFICATIONS
Mr. Coward contributes to the board decades of legal experience working with large corporations and emerging growth healthcare companies, where he has gained extensive legal and healthcare industry expertise. His previous role leading our legal department uniquely positions him with critical knowledge to advise on complex nuances that may impact our strategy and rapidly evolving business.
KEY SKILLS AND EXPERTISE
Diagnostics/Medical Device and Technology; Executive Leadership: Obtained significant operational and executive leadership experience from his multiple roles overseeing and advising the legal teams at a number of large public and early-stage growth companies. His strategic counsel included issues related to real estate, corporate affairs, governmental affairs, clinical and regulatory matters.
Corporate Governance and Sustainability; Finance, Corporate Strategy, and M&A: Contributes a deep understanding of our business, gained during his time as our Chief Legal Officer, General Counsel, and Chief Administrative Officer, including experience analyzing and navigating legal, regulatory, compliance, corporate governance and sustainability issues, particularly as they affect the company’s corporate strategy and M&A.
Pipeline Development/Commercialization, Global Business Perspective: Acquired expertise navigating the global, public company regulatory and legal landscape in the healthcare industry from his long career advising life sciences companies, including as a Managing Partner of the Raleigh, North Carolina office of K&L Gates LLP and as Associate General Counsel of GE Medical Systems. His pharmaceutical and biotechnology company counsel has spanned multiple pipeline development stages in areas including R&D, complex licensing, healthcare data and intellectual property.
CAREER HIGHLIGHTS
College of Charleston – public university
◦Adjunct professor of business law (since 2023)
Exact Sciences (Nasdaq: EXAS)
◦Chief Legal Officer (January - December 2022)
◦Executive Vice President, Chief Administrative Officer (2018-2021)
◦Executive Vice President, General Counsel (2015-2022)
K&L Gates LLP – global law firm
◦Managing Partner of Raleigh, NC office (2004-2014)
Blue Rhino Corporation – leading supplier of consumer propane-related products
◦General Counsel (2003-2004)
GE Medical Systems – a business of General Electric Company (NYSE: GE), medical electronic equipment manufacturer
◦Associate General Counsel (2002-2003)
Smith Anderson Blount Dorsett Mitchell & Jernigan LLP – business and litigation law firm
◦Partner (1991-2002)
EDUCATION
◦B.S., Business Administration, University of North Carolina at Chapel Hill
◦J.D., Columbia Law School

D. Scott Coward

AGE: 61 NON-INDEPENDENT DIRECTOR (CLASS II) SINCE: 2022 COMMITTEES Innovation, Technology and Pipeline

DIRECTOR QUALIFICATIONS
Mr. Doyle contributes extensive leadership experience from his career serving in various government leadership roles, including his two terms serving as the 44th Governor of the state of Wisconsin. He is a seasoned and skilled lawyer with expertise guiding both private and public companies as they operate through complex legal challenges and highly regulated industries.
KEY SKILLS AND EXPERTISE
Government, Regulatory, and Compliance: Mr. Doyle contributes significant government, regulatory and compliance experience from his decades serving in various elected official positions, including as Governor of Wisconsin, where he worked closely with policy makers and gained insights into policy and regulatory issues impacting the healthcare industry. He has experience working closely with the White House, high-ranking Administration officials and other governors, has led multiple coordinated multi-state legislative efforts and has argued three cases before the U.S. Supreme Court.
Medical Practice and Public Health; Risk Management: Acquired throughout his career providing strategic legal counsel in the healthcare industry, including his oversight work of a major Medicare program and initiatives to expand healthcare coverage for state residents and advising clients on compliance with the evolving legal and regulatory frameworks governing the healthcare industry. He contributes to the Board strong analytical skills to evaluate the legal and regulatory risks affecting our business and strategy.
Executive Leadership; Talent Management: Obtained proven executive leadership, managerial and talent management skills from his time serving as an elected state official and law firm partner.
CAREER HIGHLIGHTS
Doyle & Boyce Strategies – national foundations consultant
◦Partner (since 2011)
Foley and Lardner LLP – international law firm
◦Of Counsel (2011-2024)
State of Wisconsin, U.S.
◦44th State Governor (2003-2011)
◦Attorney General (1991-2003)
◦District Attorney, Dane County (1977-1982)
EDUCATION
◦B.A., University of Wisconsin-Madison
◦J.D., Harvard Law School

James Doyle

AGE: 80 INDEPENDENT DIRECTOR (CLASS II) SINCE: 2014 COMMITTEES Human Capital Corporate Governance and Nominating

DIRECTOR QUALIFICATIONS
Ms. Petrovic contributes decades of experience as an executive in the medical device industry, where she is well-known as a visionary and inspiring leader who has dedicated her career to improving care for patients, while bringing tremendous value to the clinical community. She contributes extensive industry leadership experience and first-hand oversight of the successful launch of impact-focused technologies and medical devices, which have positively impacted business growth.
KEY SKILLS AND EXPERTISE
Executive Leadership; Pipeline Development/Commercialization: During Ms. Petrovic’s tenure as Chief Executive Officer of Insulet Corporation (Nasdaq: PODD), she spearheaded a period of strong financial growth as the company shifted to pharmacy and launched its flagship innovation, the Omnipod 5. She also contributes deep sales and marketing experience to the Board from her previous role as Chief Executive Officer at Clinical Innovations and several leadership positions at Hologic (Nasdaq: HOLX).
Diagnostics/Medical Device and Technology; Government, Regulatory, and Compliance: Obtained from her career of developing deep relationships within the healthcare industry, particularly within diagnostics and screening, which has been critical in her oversight of the full commercialization lifespan of medical device products, including the critical regulatory approval stage.
Talent Management; Finance, Corporate Strategy, and M&A: Acquired valuable talent acquisition and management experience from her numerous leadership positions of increasing responsibility at both Insulet Corporation and Hologic. While serving as Chief Executive Officer of Insulet Corporation, her responsibilities included active ultimate oversight of the finance and corporate strategy functions, which resulted in the company’s growth from $2 billion to over $20 billion in market capitalization.
CAREER HIGHLIGHTS
Insulet Corporation, (Nasdaq: PODD) – innovative medical device company
◦Board Member and Advisor (2018-2024)
◦President and Chief Executive Officer (2019-2022)
◦President and Chief Operating Officer (2016-2018)
◦President, Insulet Diabetes Products (2016)
◦Chief Commercial Officer (2015-2016)
Clinical Innovations, LLC – developer and manufacturer of medical devices and diagnostics for women’s health
◦President and Chief Executive Officer (2013-2015)
Hologic, Inc, (Nasdaq: HOLX) – medical technology company
◦Vice President and General Manager, GYN Surgical Products (2012-2013)
◦Vice President, Global Surgical Marketing (2010-2012)
◦Business Director (2008-2010)
Cytyc Corporation (acquired by Hologic, Inc. in 2007) – biotechnology company focused on women’s health
◦Various leadership roles, including in sales (2000-2007)
EDUCATION
◦B.S., Biology, University of Wisconsin-Milwaukee

Shacey Petrovic

AGE: 52 INDEPENDENT DIRECTOR (CLASS I) SINCE: 2020 COMMITTEES Corporate Governance and Nominating (Chair)

OTHER PUBLIC COMPANY BOARD DIRECTORSHIPS Ambu A/S (Nasdaq Nordic: AMBU B) (since 2022) Insulet Corporation (Nasdaq: PODD) (2018-2024)

DIRECTOR QUALIFICATIONS
Ms. Popovits has over 40 years of experience in the healthcare industry, serving in various leadership roles at Genomic Health, Inc, Genentech Inc., and American Critical Care. Ms. Popovits served as President and Chief Executive Officer of Genomic Health, Inc. (“Genomic Health”) from 2009 until its acquisition by Exact Sciences in 2019. Prior to that role, Ms. Popovits served as Genomic Health’s Chief Operating Officer from 2002 to 2009 and as its Chairman of the Board from 2012 to 2019. Prior her time at Genomic Health, Ms. Popovits served as Senior Vice President, Marketing and Sales from 2001 to 2002 and Vice President, Sales from 1994 to 2001 at Genentech, Inc. She also served as interim Chief Executive Officer for Talis Biomedical Corporation in 2021. Ms. Popovits was named the Most Admired CEO in 2014 by the San Francisco Business Times, Woman of the Year by Women Health Care Executives in 2008, received the Ferolyn Powell Leadership Award from MedTechWomen in 2019 and the Salute to Excellence Award from the American Liver Foundation in 2017.
KEY SKILLS AND EXPERTISE
Pipeline Development/Commercialization: Acquired significant executive and operational experience from her positions with pharmaceutical and other healthcare companies, including extensive experience in commercial strategy and capability building.
Finance, Corporate Strategy and M&A: Possesses deep knowledge and expertise in advising and managing companies with multiple business units and in various segments of the healthcare industry.
Executive Leadership: Ms. Popovits contributes proven leadership skills acquired from executive roles at Genomic Health and past and present board service at numerous public companies.

CAREER HIGHLIGHTS
Genomic Health, Inc – healthcare company
◦President and Chief Executive Officer (2009-2019)
◦President and Chief Operating Officer (2002-2009)
Genentech, Inc. – biotechnology company
◦Senior Vice President, Marketing and Sales (2001-2002)
◦Vice President, Sales (1994-2001)
◦National Sales Manager (1987-1994)
American Hospital Supply, American Critical Care Division
◦Division Manager, Southeast Region (1981-1987)

EDUCATION
◦B.A., Business, Michigan State University

Kimberly Popovits

AGE: 67 INDEPENDENT DIRECTOR (CLASS I) SINCE: 2025 COMMITTEES Human Capital Innovation, Technology & Pipeline

OTHER PUBLIC COMPANY BOARD DIRECTORSHIPS 10x Genomics, Inc. (Nasdaq: TXG) (Since 2020) Talis Biomedical Corporation (Nasdaq: TLIS) (Since 2020) Kiniksa Pharmaceuticals, Ltd. (Nasdaq: KNSA) (Since 2018)

DIRECTOR QUALIFICATIONS
Ms. Trigg contributes over 25 years of experience in leadership within the healthcare and medical device industries. Through her executive experience at a number of corporations in the medical device field and her current role as CEO of a public company, Ms. Trigg has acquired expertise in cultivating relationships with shareholders and investors to advance her companies’ goals. Ms. Trigg brings to the Board a wealth of knowledge in developing strong governance practices and making high-level, strategic decisions to successfully shape a company’s future direction and growth.
KEY SKILLS AND EXPERTISE
Executive Leadership; Obtained from her experience holding executive level positions and leading multiple medical device companies, where she was charged with guiding companies towards their long-term goals, and developing strategic visions lending to future success. She has also obtained leadership experience from her previous board roles, acting as an oversight authority and financial steward for the benefit of the corporation.
Finance/Corporate Strategy and M&A: Obtained from her time serving in executive level roles, Ms. Trigg has experience in developing strategy and commercial infrastructure which has led to successful initial public offerings and multiple favorable acquisitions of the companies she has led. Ms. Trigg’s early background in communications and marketing allow her to consider corporate strategies with a unique approach, which will be valuable to our Board.
CAREER HIGHLIGHTS
Outset Medical, Inc. (Nasdaq: OM) – dialysis focused medical device company
◦President and Chief Executive Officer (2014 - Present)
◦Chair of Board of Directors (2022 - Present)
Warburg Pincus LLC - private equity firm
◦Executive in Residence (2012-2014)
Medical Device Manufacturers Association (MDMA)
◦Chair of Board of Directors (2022-Present)
Lutonix, Inc. (acquired by CR Bard) – cardiovascular medical device company
◦Executive Vice President (2010-2012)
AccessClosure, Inc. (acquired by Cardinal Health) – vascular closure medical device company
◦Chief Business Officer (2006-2009)
FoxHollow Technologies, Inc. (acquired by ev3/Covidien) - medical device company
◦Vice President, Marketing (2003-2006)
Cytyc Corporation (acquired by Hologic, Inc.) - cervical cancer diagnostic systems company
◦Business Unit Director (2001-2002)
Pro-Duct Health, Inc. (acquired by Cytyc Corporation) - breast cancer diagnostics company
◦Director, Market Development (2000-2001)
Guidant Corporation
◦Senior Product Manager (1998-2000)
EDUCATION
◦B.S., Communications, Northwestern University
◦M.B.A., Haas School of Business, University of California, Berkeley

Leslie Trigg

AGE: 55 INDEPENDENT DIRECTOR (CLASS II) SINCE: 2025 COMMITTEES Audit and Finance

OTHER PUBLIC COMPANY BOARD DIRECTORSHIPS Outset Medical, Inc. (Nasdaq: OM) (since 2014) Adaptive Biotechnologies (Nasdaq: ADPT) (2021-2023) Cardiovascular Systems, Inc. (Nasdaq: CSII) (2010-2017)

DIRECTOR QUALIFICATIONS
Ms. Zanotti contributes over four decades of health and personal care industry expertise, including executive and senior leadership experience. She contributes an impressive track record of successfully executing on international omni-channel growth initiatives, with valuable insights on go-to-market and customer engagement strategies that have reached millions of global customers.
KEY SKILLS AND EXPERTISE
Executive Leadership; Finance, Corporate Strategy, and M&A: Obtained from her various executive and senior level leadership experiences, including multiple public company board directorships. In her most recent role as Chief Executive Officer of Arbonne International, she was responsible for successfully fortifying the company’s financial standing and reputation as a premium international skin care and wellness enterprise. She has also overseen three public company sale transactions to strategic acquirers throughout her career.
Pipeline Development/Commercialization: Acquired over four-decade career primarily in the health and personal care industry where she led global commercialization of multiple consumer products at Procter & Gamble (NYSE: PG), McDonald's Corporation (NYSE: MCD), and Arbonne International; led global pipeline development of pharmaceutical products for P&G, and then commercialized in North American market. All leadership positions led to significant business growth and profitability.
Talent Management; Corporate Governance and Sustainability: Developed from her time serving on six public company boards, where she has contributed her expertise in compensation and talent acquisition and development. Her former directorships include companies focused on creating cleaner, more efficient and safer consumer and medical technology products that have helped transform the health and wellness industry.
CAREER HIGHLIGHTS
Arbonne International (acquired by Groupe Rocher in 2018) – botanically based skin care, cosmetic and nutrition company
◦Chief Executive Officer (2009-2018)
McDonald’s Corporation, (NYSE: MCD) – global fast-food chain
◦Senior Vice President, Marketing (2002-2006)
Procter & Gamble, (NYSE: PG) – manufacturer and marketer of consumer goods
◦Vice President and General Manager, North American Pharmaceutical and Corporate Women’s Health (1997-2002)
◦Various other leadership roles (1979-1997)
EDUCATION
◦B.A., Economics/Studio Fine Arts, Georgetown University
◦M.B.A., Finance and Marketing, Xavier University

Katherine Zanotti

AGE: 70 INDEPENDENT DIRECTOR (CLASS I) SINCE: 2009 COMMITTEES Human Capital (Chair)

OTHER PUBLIC COMPANY BOARD DIRECTORSHIPS
Diversey Holdings, Ltd. (Nasdaq: DSEQ) (2022-2023)
Cutera, Inc. (Nasdaq: CUTR) (2019-2022)
Hill-Rom Holdings, Inc. (NYSE: HRC) (2009-2013)
Mentor Corporation (NYSE: MNT) (2007-2009)
Alberto Culver Company (NYSE: ACV) (2006-2009)
Third Wave Technologies, Inc. (Nasdaq: TWTI) (2006-2008)

Identification of Executive Officers

Below is background information relating to our executive officers. Kevin Conroy is discussed above under “Information Concerning Directors and Nominees for Director”.

Brian Baranick

Brian Baranick, age 48, has served as General Manager, Precision Oncology since July 2022, and served as Senior Vice President, Strategy and Business Development from February 2021 to July 2022, and Vice President, Corporate Strategy from August 2020 to February 2021. Prior to joining Exact Sciences, Mr. Baranick was with L.E.K. Consulting, LLC, where Mr. Baranick was a Partner and Managing Director focused on growing the diagnostics and life science tools segment of L.E.K.’s healthcare vertical from 2007 to July 2020. Mr. Baranick holds a Ph.D. in Molecular Biology from the University of California Los Angeles.

Position: Executive Vice President and General Manager, Precision Oncology

Aaron Bloomer

Aaron Bloomer, age 40, has served as our Chief Financial Officer since May 15, 2024. Prior to joining Exact Sciences, Mr. Bloomer previously served as the Vice President, Corporate Financial Planning, Reporting, and Analytics for Baxter International Inc. (NYSE: BAX), where he led Baxter International’s global financial planning and reporting function. Prior to joining Baxter International in August 2021, Mr. Bloomer held a series of increasingly senior roles with 3M Company (NYSE: MMM) from June 2008 to August 2021, including Senior Vice President, Corporate Financial Planning, Reporting and Analytics of 3M, Vice President and CFO of 3M’s Greater China area, Global Director and Division CFO for 3M’s Display Materials Division, and Global Senior Finance Manager and Division CFO of 3M’s Consumer Health Care Division. Mr. Bloomer earned a bachelor’s degree in business administration from the University of Wisconsin-Eau Claire and an M.B.A. from the University of Minnesota.

Position: Executive Vice President and Chief Financial Officer

Sarah Condella

Sarah Condella, age 45, has served as our Executive Vice President, Human Resources since January 2021, and previously served in increasing roles of responsibility, including as Senior Vice President, Human Resources; Vice President; Senior Director; and Director, since joining Exact Sciences in 2012. Prior to joining Exact Sciences, Ms. Condella served as a Human Resources Manager at GE Healthcare and as a Manager and Project Director at the University of Wisconsin Survey Center. Ms. Condella currently serves on the board of the Madison Children’s Museum. Ms. Condella earned a bachelor’s degree and an M.B.A. from the University of Wisconsin-Madison.

Position: Executive Vice President, Human Resources & Service

James Herriott

James Herriott, age 45, has served as our Senior Vice President, General Counsel since January 2022 and as our Secretary since December 2022. Mr. Herriott previously served as our Deputy General Counsel from February 2020 until January 2022 and Senior Counsel from August 2018 to February 2020. Mr. Herriott joined us from the global law firm K&L Gates LLP, where he practiced corporate and securities law. Prior to his tenure at K&L Gates, Mr. Herriott practiced corporate and securities law at Paul Hastings LLP. Mr. Herriott earned a bachelor’s degree in economics from Duke University and a Juris Doctor from Vanderbilt University Law School.

Position: Senior Vice President, General Counsel

Jacob Orville

Jacob Orville, age 52, has served as our General Manager, Screening since July 2022, as General Manager, Pipeline from November 2019 to July 2022, and as Senior Vice President, Pipeline from February 2019 to November 2019. Mr. Orville previously served as General Manager, Cardiometabolic & Endocrinology Franchise at Quest Diagnostics, Inc. from November 2017 to February 2018. Mr. Orville co-founded Cleveland HeartLab, Inc. in December 2008 and served as its Chief Executive Officer from December 2008 to November 2017, when it was acquired by Quest Diagnostics. Earlier in his career, Mr. Orville served in leadership and operational roles at NextGen Sciences, Inc. and Third Wave Technologies, Inc. Mr. Orville earned a bachelor’s degree from University of Massachusetts-Amherst and an M.B.A. from the University of Wisconsin-Madison.

Position: Executive Vice President and General Manager, Screening

Family Relationships and Certain Legal Proceedings
There are no family relationships between any of our directors or executive officers. There are no legal proceedings related to any of the directors or executive officers that must be disclosed pursuant to Item 401(f) of Regulation S-K.
Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of copies of such filings, we believe that all reporting persons complied on a timely basis with all Section 16(a) filing requirements during the year ended December 31, 2025.
Code of Business Conduct and Ethics
We have in place a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees. The Code of Ethics is designed to deter wrongdoing and promote:
•honest and ethical conduct of everyone associated with the Company, including the ethical handling of actual or apparent conflicts of interest;
•full, fair, accurate, timely, and understandable disclosure in reports and documents that we submit to the SEC and in our other public communications;
•compliance with applicable governmental laws, rules, and regulations;
•the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics;
•accountability for adherence to the Code of Ethics; and
•safe, healthful, and sustainable working conditions, operations, and products.
The Code of Ethics provides for anonymous reporting of violations via reporting mechanisms approved by our Audit and Finance Committee. A current copy of the Code of Ethics is available at www.exactsciences.com. A copy may also be obtained, free of charge, from us upon a request directed to Exact Sciences Corporation, 5505 Endeavor Lane, Madison, Wisconsin 53719, attention: Investor Relations. We intend to disclose any amendments to or waivers of a provision of the Code of Ethics by posting such information on our website available at www.exactsciences.com and/or in our public filings with the SEC.

Stockholder Nominees for Director
There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.
Audit and Finance Committee
The Audit and Finance Committee of the Board assists the Board in monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements related to our financial statements and accounting policies. The Audit and Finance Committee currently consists of Paul Clancy (Chair), Michael Barber, and Leslie Trigg. Our Board of Directors has determined that each member of our Audit and Finance Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. Our Board of Directors has also determined that each member of our Audit and Finance Committee qualifies as an “audit committee financial expert” under the rules of the SEC.
Among other things, our Audit and Finance Committee:
•Maintains accountability for assisting our Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information
•Reviews, monitors, and reports to our Board of Directors on the adequacy of the Company’s financial reporting process and system of internal controls over financial reporting
•Selects, evaluates, and replaces the independent auditor and serves as ultimate authority to which independent auditors are accountable

•Oversees the Company’s internal audit department, including the appointment, replacement, or dismissal of the director of internal audit and the internal audit department’s activities, including all issued internal audit reports, major findings, and updates on remediation of past findings
•In consultation with management, periodically reviews the adequacy of the Company’s disclosure controls and procedures and approves any significant changes thereto
•Advises and consults with management concerning plans and objectives for the Company’s capitalization, including the structure and amount of debt and equity required to meet the Company’s financing needs
•Regularly discusses with management, Company legal counsel, and the internal audit department the Company’s major risk exposures, including cyber security, their potential financial impact on the Company, and the steps taken to monitor and control those risks, and reviews with management annually a summary of legal and regulatory compliance matters and risk management activities
•Provides the Audit and Finance Committee report for inclusion in our proxy statement for our annual meeting of shareholders
•Recommends, establishes, and monitors procedures for the receipt, retention, and treatment of complaints relating to accounting, internal accounting controls, or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters
Insider Trading, Anti-Hedging and Pledging Policies
We have adopted an Insider Trading Policy containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers, and employees, as well as by the Company itself. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us. Our Insider Trading Policy has been filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended December 31, 2024, as required by the rules and regulations of the SEC.
We prohibit Insiders from engaging in speculative transactions involving the Company's securities, including short sales, puts, calls or other publicly traded options on the Company's common stock. Additionally, insiders are prohibited from engaging in hedging, monetization transactions or similar arrangements involving the Company’s securities, such as zero-cost collars and forward sale contracts. Insiders are prohibited from holding the Company’s securities in a margin account or pledging such securities as collateral for a loan.

Item 11. Executive Compensation.

Director Compensation

Compensation Policy for Non-Employee Directors
We maintain a compensation policy for our non-employee directors (the “Director Compensation Policy”) that is intended to enable us to attract and retain, on a longer-term basis, high-qualified, non-employee directors and to align their financial interests with those of our shareholders. We undertake an annual review of the type and form of compensation paid to our non-employee directors, which includes a market assessment and analysis by our independent compensation consultant, Aon Talent Solutions, a division of Aon plc (“Aon”) (formerly known as Radford).This assessment and analysis informed the Director Compensation Policy and generally positioned the cash and equity compensation paid to our non-employee directors at the market median of a peer group that is reviewed annually. For information regarding the peer group, which is the same peer group used in connection with the determination of executive compensation, see “Executive Compensation” below.
Under the Director Compensation Policy, each non-employee director who continues to serve as a director following the Company’s annual meeting of shareholders is entitled to an annual cash retainer as follows:

Board Member Compensation	Annual Retainer ($)
Lead Independent Director	110,000
Director (other than Lead Independent Director)	70,000

Committee Chair Compensation	Annual Retainer ($)
Audit and Finance Committee	25,000
Human Capital Committee	20,000
Corporate Governance and Nominating Committee	15,000
Innovation, Technology and Pipeline Committee	20,000

Committee Member Compensation (Other than Committee Chairs)	Annual Retainer ($)
Audit and Finance Committee	12,500
Human Capital Committee	10,000
Corporate Governance and Nominating Committee	7,500
Innovation, Technology and Pipeline Committee	10,000
In lieu of cash, each non-employee director may elect to receive shares of Company common stock having an equivalent dollar value.
In addition, members of our Innovation, Technology & Pipeline Committee receive an additional cash payment of $5,000 per full-day, on-site, special working meeting.

Under the Director Compensation Policy, on the date of each annual meeting of shareholders, each non-employee director who is continuing to serve as a director following such meeting is granted restricted stock or deferred stock units having a value of $300,000 with the number of shares of restricted stock or deferred stock units to be issued determined based on the average closing price of the Company’s common stock on the 10 trading days preceding the grant date, rounded down to the nearest whole share. In addition, if the Chair of our Board of Directors is independent and such Chair will continue as Chair following the date of the annual meeting, such Chair will be granted an additional annual restricted stock or deferred stock unit award having a value of $15,000, with a number of shares of restricted stock or deferred stock units valued in the same manner as described in the preceding sentence. These annual equity award grants are scheduled to vest upon the earlier of the first anniversary of the grant date or the date of the next annual meeting of shareholders. However, upon the death or disability of a director or a change in control of us, such director’s equity awards will vest in full; and, upon a director’s ceasing to serve as a director for any other reason, such director’s equity awards will vest pro rata based on the number of days between the grant date and the date of cessation of services divided by 365.
Under the Director Compensation Policy, if a director is elected or appointed to our Board of Directors other than on the date of the Company’s annual meeting of shareholders, such director’s annual cash and equity compensation as described above, for the period between the date of such election or appointment and the date of the Company’s next annual meeting of shareholders, will be paid or granted in a pro rata amount on the date of such annual meeting to reflect the date of such director’s election or appointment and the date of the Company’s next annual meeting of shareholders. The number of shares of restricted stock or deferred stock units to be issued to the director based on the foregoing pro rata compensation is determined based on the closing price of the Company’s common stock on the 10 trading dates preceding the date of election or appointment, rounded down to the nearest whole share, and fully vested upon grant.
Upon his or her initial election to our Board of Directors, a new director is granted shares of restricted stock or deferred stock units having a value equal to $375,000 based on the closing sale price of our common stock on the 10 trading days preceding the date of appointment, rounded down to the nearest whole share. Such shares of restricted stock or deferred stock units vest in three equal annual installments. However, upon the death or disability of a director or a change in control of us, such shares of restricted stock or deferred stock units will vest in full (and, to the extent unvested, are forfeited if the director ceases to serve on our Board of Directors for any reason other than death or disability).
The Exact Sciences Corporation 2019 Omnibus Long-Term Incentive Plan (as amended, the “2019 Plan”) established annual limits on the awards issuable to our non-employee directors. Under the 2019 Plan, the maximum value of all equity awards granted to a non-employee director, taken together with any cash fees paid to such non-employee director and the value of equity awards granted under any other equity compensation plan of the Company or an affiliate during the calendar year, could not exceed $600,000 (calculating the value of any equity awards based on the grant date fair value for financial reporting purposes). However, awards granted to non-employee directors upon their initial election to our Board of Directors or the board of directors of an affiliate would not be counted towards this limit, and our board could make exceptions to this limit in extraordinary circumstances for an individual non-employee director if such individual non-employee director did not participate in the Board’s decision and the related compensation. The Exact Sciences Corporation 2025 Omnibus Long-Term Incentive Plan (the “2025 Plan”), which was approved by our shareholders in 2025, generally maintained the same annual limit provision, except that the annual limit was increased from $600,000 to $750,000, further increased to $1,500,000 for the calendar year in which an individual member joins the Board as a non-employee director (in each case subject to exceptions in extraordinary circumstances).
The foregoing compensation is in addition to reimbursement of all reasonable out-of-pocket expenses incurred by directors in attending meetings of our Board of Directors.
Stock Ownership Guidelines
As described below under "Compensation Discussion and Analysis" we maintain Stock Ownership Guidelines to encourage ownership of the Company’s common stock by our directors and executive officers, to further align their interests with the long-term interests of our shareholders, and to further promote the Company’s commitment to sound corporate governance. Our Stock Ownership Guidelines require directors to retain a number of shares with a Stock Value (as such term is defined in the guidelines) equal to or greater than five times the Annual Retainer (as such term is defined in the guidelines), subject to a phase-in period applicable to newly appointed directors. As of December 31, 2025, each of our non-employee directors was in compliance with the Stock Ownership Guidelines, or on track to meet them by the end of the phase-in period applicable to newly appointed directors.

Non-Employee Director Compensation in 2025
The following table provides compensation information for the one-year period ended December 31, 2025 for each non-employee member of our Board of Directors. Mr. Conroy did not receive separate compensation for his service as a director in 2025. Mr. Conroy’s compensation for his services as an employee is discussed in the executive compensation disclosures below.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
Michael Barber	102,500		291,546		—		394,046
Paul Clancy	102,500		291,546		—		394,046
D. Scott Coward	80,000		291,546		—		371,546
James Doyle	127,500		291,546		—		419,046
Daniel Levangie (2)	92,500		291,546		—		384,046
Shacey Petrovic	85,000		291,546		—		376,546
Kimberly Popovits (3)	129,699	(4)	778,841		—		908,540
Kathleen Sebelius (5)	—		359,878	(6)	51,680	(7)	411,558
Leslie Trigg (8)	78,438	(4)	717,866		—		796,304
Katherine Zanotti	90,000		291,546		—		381,546
_________________________________
(1)The amounts shown in this column indicate the aggregate grant date fair value of restricted stock or deferred stock unit awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. For additional information regarding the assumptions made in calculating these amounts, refer to Note 1 of our Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K (“Notes to Consolidated Financial Statements”). These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the directors.
(2)Mr. Levangie retired from the Board of Directors effective August 5, 2025. In connection with his retirement, Mr. Levangie entered into a consulting agreement with the Company. Under the consulting agreement, Mr. Levangie agreed to provide consultation to the Board of Directors on an as needed basis from time to time until June 30, 2026. In consideration for his consulting services, all unvested equity awards held by Mr. Levangie at the time of his retirement remained outstanding and eligible to vest, subject to his continued service as a consultant. No cash fees or other compensation is payable under the consulting agreement.
(3)Ms. Popovits was appointed to the Board of Directors on January 2, 2025. Ms. Popovits was granted (i) an initial award of 6,387 shares of restricted stock on January 2, 2025, with an aggregate grant date fair value of $363,612, (ii) a prorated annual award of 2,290 shares of restricted stock on January 2, 2025 for her term ending at our 2025 annual meeting of stockholders, with an aggregate grant date fair value of $123,683 and (iii) an annual award of 5,398 shares of restricted stock on June 12, 2025, with an aggregate grant date fair value of $291,546, each such value computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(4)Per the election of Ms. Popovits and Ms. Trigg, and in accordance with the Director Compensation Policy, 100% of Ms. Trigg’s and Ms. Popovits’ annual cash retainers were paid in shares of Company common stock having an equivalent dollar value.
(5)Ms. Sebelius retired from the Board of Directors effective April 29, 2025. In connection with her retirement, Ms. Sebelius entered into a consulting agreement with the Company. Under the consulting agreement, Ms. Sebelius agreed to provide consultation to the Board of Directors on an as needed basis from time to time until April 30, 2026.
(6)Represents a grant of restricted stock awards to Ms. Sebelius on May 1, 2025 pursuant to her consulting agreement that fully vests on April 30, 2026, subject to her continued service as a consultant.

(7)Represents consulting fees that Ms. Sebelius received pursuant to her consulting agreement. Pursuant to the consulting agreement, Ms. Sebelius will receive a monthly sum of $6,460 until the agreement terminates on April 30, 2026
(8)Ms. Trigg was appointed to the Board of Directors on April 29, 2025. Ms. Trigg was granted (i) an initial award of 8,527 shares of restricted stock on April 29, 2025, with an aggregate grant date fair value of $381,924, (ii) a prorated annual award of 822 shares of restricted stock on April 29, 2025 for her term ending at our 2025 annual meeting of stockholders, with an aggregate grant date fair value of $44,396 and (iii) an annual award of 5,398 shares of restricted stock on June 12, 2025, with an aggregate grant date fair value of $291,546, each such value computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
As of December 31, 2025, the non-employee members of our Board of Directors held unexercised stock options and unvested shares of restricted stock, restricted stock units (“RSUs”) and deferred stock units as follows:

Name	Number of Securities Underlying Unexercised Options		Unvested Shares of Restricted Stock, RSUs and Deferred Stock Units
Michael Barber	—		10,346
Paul Clancy	—		5,398
D. Scott Coward	27,836	(1)	7,992
James Doyle	—		5,398
Daniel Levangie	—		5,398
Shacey Petrovic	—		5,398
Kimberly Popovits	—		11,785
Kathleen Sebelius	—		7,631
Leslie Trigg	—		13,925
Katherine Zanotti	—		5,398
_________________________________
(1)Represents 27,836 options granted to Mr. Coward in his role as Executive Vice President, Chief Legal Officer, and Secretary of the Company prior to his appointment to the Board.

Executive Compensation

Compensation Discussion and Analysis
This Compensation Discussion and Analysis explains our executive compensation program as it relates to our named executive officers (“NEOs”) determined in accordance with SEC rules, whose compensation information is presented in the following tables and discussed in accordance with SEC rules. Set forth below are our NEOs and their current positions with the Company:

Name	Position
Kevin Conroy	Chairman, President and Chief Executive Officer
Aaron Bloomer	Executive Vice President and Chief Financial Officer
Jacob Orville	Executive Vice President and General Manager, Screening
Brian Baranick	Executive Vice President and General Manager, Precision Oncology
Sarah Condella	Executive Vice President, Human Resources & Service
Ongoing Compensation Policies and Practices
In setting executive base salaries, annual cash bonus opportunities, and equity incentive grant levels, our Human Capital Committee considers compensation for comparable positions in the market, the competition for talent, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our patients and shareholders, and a long-term commitment to our Company. We target a competitive position, informed by an analysis of the practices of our peer group identified below, when determining the mix of compensation of base salary, annual cash bonus opportunities, and long-term incentive opportunities.
Role of Shareholder Say-on-Pay Votes
We value our shareholders’ opinions and feedback and are committed to maintaining an active dialogue to understand the priorities and concerns of our shareholders. We believe that ongoing engagement builds mutual trust and alignment with our shareholders and is essential to our long-term success. Through conversations with our shareholders, we gain valuable perspectives which are conveyed to the full Board of Directors and relevant committees of the Board of Directors. At our 2025 annual meeting of shareholders, we held a Say-on-Pay vote on the compensation of our named executive officers for 2024, which received the support of approximately 93.6% of the votes cast. We viewed this as an indication of our shareholders’ positive reaction to our compensation program for named executive officers. Accordingly, we made no changes to the program in response to this vote.
Objectives and Philosophy of Our Executive Compensation Program
Each year, the Human Capital Committee reviews our Company’s executive compensation philosophy and objectives and makes appropriate changes to ensure the sustained competitiveness of our program.
The compensation program for our executive officers is intended to achieve the following objectives:
•Market Competitiveness and Retention - Provide a competitive compensation package comparable to similarly sized companies in the life sciences industry that enables us to attract and retain qualified executives.
•Alignment with Business Strategy and Goals - Focus executive behavior on achievement of strategic goals and discourage excessive risk taking by including the use of multiple performance periods, duplicative metrics, and a clawback policy.
•Balance between Short-term and Long-term Perspectives - Maintain a compensation structure with a mix of base salary, cash incentives, and equity to balance executive focus between our annual and long-term objectives.

•Pay-for-Performance - Ensure substantial portion of executive compensation components are earned based upon Company and individual performance.
•Shareholder Alignment - Align the interests of management and shareholders by providing management with long-term incentives through equity awards and robust stock ownership guidelines.
To realize these objectives, we use a balance of compensation vehicles, which are summarized in the table below. The focus of our compensation program is on total direct compensation opportunity (base salary, annual incentive compensation, and long-term incentive compensation), with an explicit role for each element. The following elements of our standard named executive officer pay program have been carefully selected and are reviewed on an annual basis.

	Base salary	Annual cash bonuses	Restricted Stock Units (RSUs)	Performance Stock Units (PSUs)
Acts as a vehicle to motivate and retain
Provides stability and manages risk
Balances short-term focus with pursuit of long-term performance
Pays for performance
Aligns executive interests with those of shareholders
Incentivizes stock price growth
To complement this pay mix, our Board of Directors and the Human Capital Committee have also implemented numerous compensation policies and practices designed to enhance the governance of our executive compensation program, further our compensation objectives, and protect shareholder interests. These policies and practices include:

Pay-for-performance	Most of our compensation is “at-risk” and is directly tied to Company performance and objectives, with caps on performance-based cash and equity incentive compensation

Corporate strategy adjustment	Our Human Capital Committee establishes incentive compensation programs based on metrics that are aligned with our corporate strategy and designed to grow long-term shareholder value

Recoupment policy	This enables reduction or recoupment of cash and equity incentive compensation in the instance of certain financial restatements and detrimental conduct

Stock ownership guidelines	Executives and directors are required to maintain a robust level of stock ownership to further align management with shareholder interests

Anti-hedging and pledging provisions	Our Insider Trading Policy strictly prohibits hedging and pledging activities by executive officers

Repricing prohibited	We may not reprice underwater stock options without prior shareholder approval, nor exchange them for cash or another equity award without prior shareholder approval

Compensation risk assessment	Our Human Capital Committee annually assesses the risk associated with our compensation policies and practices to ensure they are not reasonably likely to have a material adverse effect on the Company
Independent Compensation Consultant	The Human Capital Committee engages an independent compensation consultant

To evaluate the competitiveness of our compensation program, we compare it against the programs of peers in related industries at a similar stage of development and comparable financial profile. We also evaluate broader size-appropriate comparisons in related industries. More information about our use of peer group data is provided below. We also assess pay levels and pay mix of our aggregate executive and non-executive compensation programs through compensation positioning. For base salary, target bonus, and annual long-term incentives, we strive to keep our compensation program positioned at the market median. However, our compensation philosophy also recognizes the need for flexibility based on experience, scope of position, critical skills, and individual/corporate performance. We consider compensation data from our compensation peer group as one of several factors that informs our judgment of appropriate parameters for compensation levels. We do not strictly benchmark compensation to a specific percentile of our compensation peer group, nor do we apply a formula or assign strict relative weightings to specific compensation elements. We believe that over-reliance on benchmarking can result in compensation that is unrelated to the value delivered by our executive officers because it does not take into account the specific performance of the executive officers, the relative size, growth and performance of the Company, or any unique circumstances or strategic considerations of the Company.
Determining Executive Compensation
Role of Human Capital Committee and Management
It is the responsibility of our Human Capital Committee to administer our executive compensation practices, to ensure they are competitive and financially prudent, and that they include incentives that are designed to appropriately drive performance. To achieve these objectives, our Human Capital Committee periodically reviews commercially-available, industry-specific compensation data for companies at a similar headcount, revenue, market capitalization, and stage of development in the diagnostic, biotechnology, and medical device industries as a general guide for establishing our compensation policies, guidelines and pay mix.
Our Human Capital Committee, along with our Board of Directors, also reviews and approves corporate and financial performance objectives used in our executive compensation program to confirm that appropriate goals have been established and track performance against them. On an annual basis, our Human Capital Committee reviews tally sheets reflecting each executive officer’s compensation history with respect to each element of compensation, as well as projected payouts that would come due in connection with a termination of employment or change of control.
Our Human Capital Committee generally conducts an annual review of performance and compensation during the first quarter of each year for the purpose of determining the compensation of executive officers other than the Chief Executive Officer’s compensation. As part of this review, the Chief Executive Officer submits recommendations to our Human Capital Committee relating to the compensation of these officers based on individual performance relative to Company goals and objectives. The Human Capital Committee also reviews advice and recommendations from its independent compensation consultant. Following a review of these recommendations, our Human Capital Committee approves the compensation of these officers, with such modifications to the Chief Executive Officer’s recommendations as our Human Capital Committee considers appropriate.
Our Human Capital Committee’s annual review of the Chief Executive Officer’s compensation is subject to additional procedures. With input from the independent directors, the Lead Independent Director, along with our Human Capital Committee, reviews and evaluates the Chief Executive Officer’s performance relative to Company goals and objectives. The Lead Independent Director and the Human Capital Committee then establish the individual elements of the Chief Executive Officer’s total compensation based, in part, on this evaluation. Based on that evaluation and review and consultation with its independent compensation consultant, our Human Capital Committee then determines the Chief Executive Officer’s compensation. The Chief Executive Officer neither attends nor participates in the Committee’s deliberation or vote on his compensation.
Role of Independent Consultant
In 2025, the Human Capital Committee retained Aon as its independent executive compensation consultant. Our Human Capital Committee has assessed the independence of Aon pursuant to SEC and listing exchange rules and concluded that no conflict of interest exists between Aon and the Company, and that Aon is independent. Where appropriate, we take into consideration the advice of our independent executive compensation consultant.

Use of Peer Group Data
As part of our annual review of our executive compensation philosophy, we also evaluate our compensation peer group. In 2025, with the guidance of Aon, our Human Capital Committee conducted an annual review of the competitiveness of our executive compensation program, including the competitiveness of our base salaries, target total cash compensation, long-term incentives, and target total direct compensation.
Aon analyzed the components of our executive compensation program against proxy statement data from a peer group of companies that consisted of:
•publicly-traded biotechnology, diagnostic, and medical device companies that were similar to the Company, including in terms of revenue, market capitalization, headcount, and stage of development;
•the universe of companies that consider us as a peer; and
•survey data from a broader group of commercial-stage public diagnostic, biotechnology, and medical device companies based on the following criteria:

Metric	Range used in selecting peer group
Revenue	between $950 million and $8.6 billion
Market capitalization	between $4.0 billion and $35.0 billion
Headcount	between 2,475 and 22,500
Profitability	between $120 million and $1.08 billion
In October 2024, based on Aon’s review and recommendations regarding the Company’s executive compensation peer group, our Human Capital Committee approved the peer group for 2025. In its review, Aon focused on creating a peer group that:
•represented companies operating in the diagnostic, medical device, and biotechnology industries;
•comprised companies with at least one commercialized product; and
•captured comparable companies in terms of revenue, market capitalization, and headcount.
The following is a list of the 20 companies that comprised our 2025 compensation peer group:

2025 Compensation Peer Group
Life Sciences Tools and Services	Health Care Equipment	Biotechnology
10x Genomics, Inc. (TXG)	DexCom, Inc. (DXCM)	Alnylam Pharmaceuticals, Inc. (ALNY)
Agilent Technologies, Inc. (A)	Edwards Lifesciences Corporation (EW)	BioMarin Pharmaceutical Inc. (BMRN)
Bio-Rad Laboratories, Inc. (BIO)	Hologic, Inc. (HOLX)	Incyte Corporation (INCY)
Bio-Techne Corporation (TECH)	IDEXX Laboratories, Inc. (IDXX)	Natera, Inc. (NTRA)
Illumina, Inc. (ILMN)	Insulet Corporation (PODD)
	Masimo Corporation (MASI)	Health Care Supplies
Health Care Services	Penumbra, Inc. (PEN)	Align Technology, Inc. (ALGN)
Guardant Health, Inc. (GH)	Quidel Corporation (QDEL)
ResMed Inc. (RMD)

For fiscal year 2025, the Human Capital Committee removed Seagen, Inc. and Horizon Therapeutics Public Ltd Co. as both companies were acquired in the prior year.
2025 CEO Compensation
The Human Capital Committee considered multiple factors in determining Mr. Conroy’s 2025 compensation, including his individual performance during 2025, the Company’s financial and operational performance, and his overall compensation positioning relative to our industry peer group. The committee also evaluated his leadership in executing our strategy, developing talent, and the criticality of his role and related retention considerations. The Human Capital Committee made no change to Mr. Conroy’s annual incentive target, which was set to 140% of base salary. The Human Capital Committee believes this target provides Mr. Conroy with motivation to meet or exceed financial and operational targets that are aligned with near-term success goals. The short-term incentive program is used for the entire organization, consistent with our team-based culture and philosophy that all employees share in the achievement of company performance measures. Finally, in considering Mr. Conroy’s long-term incentives, the Human Capital Committee considered the suggestion of shareholders and peer/industry practices, as well as the market competitiveness of his compensation and pay mix. They updated Mr. Conroy’s annual equity award with a split of 65% target PSUs and 35% RSUs, continuing to emphasize performance-based compensation at a level above industry norms.
These assessments and practices resulted in a predominantly performance-based target pay mix in 2025. A large percentage of Mr. Conroy’s pay is variable and “at-risk”, meaning that value will only be received if corporate and stock price performance is strong. This pay reflects our pay-for-performance culture and pay program.
Executive Compensation Elements
Our executive compensation program consists of the following three principal components:
1.Base Salary - Base salary rates are reviewed each year based on each executive’s responsibilities, individual performance, achievement of corporate goals, and a review of competitive salary and total compensation data.
2.Annual Cash Incentive - The annual cash incentive program is based on achievement of corporate goals and an, other than for Mr. Conroy, individual performance assessment; the details of the performance goals are discussed below.
3.Equity Grants - Equity grants serve as long-term incentives to ensure that a portion of the executives’ total compensation is linked to the Company’s long-term success and to align compensation with the interests of shareholders.
As noted above, our Human Capital Committee uses peer group data to help inform its decisions. Our Human Capital Committee applies judgment in establishing specific compensation elements and total compensation, taking into account not only peer data, but also factors such as Company business performance and individual performance; scope of responsibility; critical needs and skill sets; leadership potential; and succession planning. Our Human Capital Committee believes that retaining this flexibility gives the committee the ability to more accurately reflect factors and individual contributions that cannot be absolutely quantified. Based on these principles, which included consideration of the factors described above under “CEO Compensation,” we reached the following conclusions and took the following actions with respect to our NEOs’ executive compensation in early 2025:
Base Salaries
Each NEO’s base salary is a fixed component of annual compensation that reflects their scope of responsibility and organizational impact, as well as individual performance. Other considerations include, but are not limited to:
•level and breadth of experience;
•achievement of corporate and strategic goals;
•a review of competitive pay levels at comparable positions in peer companies;
•retention considerations; and
•the compensation levels required to attract qualified new hires.

For fiscal 2025, base salaries were set as follows:

Name	2024 Year-End Base Salary ($)	2025 Year-End Base Salary ($)	Increase
Kevin Conroy	1,083,368	1,083,368	—%
Aaron Bloomer	600,000	630,000	5%
Jacob Orville	618,000	667,400	8%
Brian Baranick	600,400	642,400	7%
Sarah Condella	509,000	549,700	8%
Please see below under “Summary Compensation Table” for the amount of base salary actually earned by each NEO.
In addition to the factors described above, base salary adjustments reflected merit- and market-based adjustments for the NEOs, as well as expanded scopes of responsibilities, to bring their base salaries closer to the peer group median.
Annual Cash Bonus Opportunity for 2025
Our Human Capital Committee believes that a meaningful portion of our executives’ compensation should be “at risk” or contingent upon successful implementation of our strategy and goals. Accordingly, one component of our executive compensation program is an annual cash bonus opportunity under which each of our executive officers are eligible to earn a specified target amount equal to a percentage of their base salary based primarily on the achievement of corporate goals determined by our Human Capital Committee. In 2025, as described below, we maintained a modifier in our annual bonus program that could increase or decrease the annual cash bonus based on individual performance (other than for Mr. Conroy, whose 2025 bonus payout was based entirely on achievement of corporate goals). Inclusion of an individual performance modifier complements our financial objectives by providing the Human Capital Committee the ability to emphasize strategic aspects of our performance and by allowing the Human Capital Committee to recognize and reward milestones and other outstanding accomplishments that may not immediately quantified (for example, strong leadership, executing mergers or acquisitions, relative out-performance during a market downturn, and similar factors).
In 2025, consistent with the prior year, our NEOs were eligible to earn target annual cash bonuses ranging from 70% to 140% of their base salary based on performance.

Name	2025 Year-End Base Salary ($)	2025 Year-End Target Bonus	2025 Target Bonus ($)
Kevin Conroy	1,083,368	140%	1,516,715
Aaron Bloomer	630,000	70%	441,000
Jacob Orville	667,400	70%	467,180
Brian Baranick	642,400	70%	449,680
Sarah Condella	549,700	70%	384,790
The dollar amounts shown in this table are on an annualized basis and do not correspond to the amount of bonus actually earned by a specific named executive officer. Please see below under “Summary Compensation Table” for the amount of bonus actually earned by each NEO.
In determining bonus payouts for the NEOs, the Human Capital Committee relied on pre-determined performance criteria for the corporate goals and did not exercise discretion in determining the level of corporate goals achieved under our 2025 annual cash bonus program. The performance criteria for 2025 are described below.

In setting and determining the 2025 bonus awards for our NEOs, our Human Capital Committee considered the executive team’s achievement of the following metrics and corresponding performance goals, which were selected with a focus on driving our strategic priorities for 2025. As in previous fiscal years, the Human Capital Committee determined to use adjusted EBITDA as a metric in both the annual cash bonus and PSU programs because it believes that adjusted EBITDA is an important indicator of our operating performance.
For the purposes of this Compensation Discussion and Analysis, we utilize adjusted EBITDA as a metric in the annual cash bonus and PSU programs because we believe that adjusted EBITDA is an important indicator of our operating performance. For the purposes of determining annual cash bonus opportunities and performance under our PSUs, the Human Capital Committee defined adjusted EBITDA as: net loss adjusted for interest expense, income tax expense or benefit, investment income or loss, depreciation expense, amortization of acquired intangible assets, stock-based compensation including 401(k) match expenses completed in the form of our common stock, acquisition and integration costs, impairment charges on our long-lived and indefinite-lived assets, restructuring and business transformation expenses, and other charges or benefits resulting from transactions or events that are highly variable, significant in size, and that we do not believe are indicative of ongoing or future business operations. In accordance with the terms and conditions of the bonus plan, the Human Capital Committee also adjusted net loss for the Company’s November 2025 payment to Freenome Holdings, Inc. under its Collaboration and License Agreement.

Performance Measures	Minimum (50%)	Target (100%)	Maximum (150%)	Target Weighting
Total Revenue	≥ $2,883 billion	≥ $3,100 billion	≥ $3,317 billion	80%
Adjusted EBITDA	≥ $371 million	≥ $437 million	≥ $503 million	20%
Individual performance on leadership expectations (other than Mr. Conroy)				‘+/-25%
Our Human Capital Committee determined the overall level of corporate goals achieved for 2025 was 133% of target based on achievement of total revenue of $3,247 billion and adjusted EBITDA of $475 million. The Human Capital Committee did not apply individual performance modifiers to the bonus payouts for any of the NEOs in 2025. Accordingly, Mr. Conroy, Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella received the cash bonuses in the table below.

Name	2025 Bonus at 100% of Target ($)	2025 Bonus Actual Achievement ($)
Kevin Conroy	1,516,715	2,017,231
Aaron Bloomer	441,000	586,530
Jacob Orville	467,180	621,349
Brian Baranick	449,680	598,074
Sarah Condella	384,790	511,771
2025 Annual Equity Awards
Our Human Capital Committee believes that equity awards provide our executive officers exposure to our share value over a long-term horizon, which motivates them to focus on long-term shareholder value. Performance of each NEO is the most prominent factor in the Human Capital Committee’s considerations in determining long-term equity awards to each of them. These awards are also intended to motivate the retention of our NEOs and provide them with a market competitive long-term equity incentive opportunity.

Equity awards granted in 2025 consisted of RSUs and PSUs. The Human Capital Committee typically grants equity awards to NEOs during its regularly scheduled meeting early in the fiscal year. However, the timing of this approval may be changed in the event of extraordinary circumstances, including in connection with mid-year promotions and new-hires. In 2025, the Human Capital Committee did not take material nonpublic information into account when determining the timing and terms of equity awards and did not time the release of material nonpublic information to affect the value of executive compensation.
2025 Annual Equity Awards to Mr. Conroy, Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella
In January 2025, our Human Capital Committee approved annual equity awards to our NEOs consisting of time vesting RSUs, including the approval of the number of shares of our common stock subject to each award. These RSUs vest in four equal annual installments beginning on the first anniversary of the grant date. For each NEO other than Mr. Conroy, the annual RSU award represented 50% of his or her annual equity grant. Mr. Conroy's annual RSU award represented 35% of his annual equity grant.
In January 2025, the Human Capital Committee also approved 2025 annual PSUs, including awards granted to our NEOs consisting of three-year performance vesting PSUs tied to revenue growth (75%) and adjusted EBITDA (25%), in each case for fiscal 2027, as shown in the tables below, and modified by relative TSR (as further described below). For each NEO other than Mr. Conroy, the annual PSU award represented 50% of his or her annual equity grant. Mr. Conroy's annual PSU award represented 65% of his annual equity grant.

Revenue Achievement	Percentage of Revenue PSUs earned
Threshold	50%
Target	100%
Maximum	150%

Adjusted EBITDA	Percentage of Adjusted EBITDA PSUs earned
Threshold	50%
Target	100%
Maximum	150%
See “Annual Cash Bonus Opportunities” above for how adjusted EBITDA is determined.
Our Human Capital Committee has determined that the disclosure of the revenue and adjusted EBITDA target levels would provide our competitors with insight into our confidential strategic and planning processes and could cause us competitive harm. Therefore, our Human Capital Committee has determined not to disclose such target levels in accordance with SEC rules. When setting such target levels, our Human Capital Committee determined they are aggressive, yet achievable.
In 2025, the Human Capital Committee continued applying a relative TSR modifier in the PSU program. This modifier allows awards to be increased or decreased based on the Company’s TSR performance over a three-year period. The TSR is measured relative to a peer index consisting of companies that comprise the Russell 1000 Healthcare Index on the first day of the performance period, adjusted to reflect any such companies that are removed from the peer group on or before the last day of the performance period. The rTSR modifier can increase or decrease payout by as much as 50% (resulting in a maximum possible achievement of 225% of target). If our rTSR position is not above the 25th percentile (threshold achievement), the payout will be decreased by 50%, if our rTSR position is at the 50th percentile (target achievement), the payout will remain unchanged, and if our rTSR position is at or above the 75th percentile (maximum), the payout will be increased by 50%, with linear interpolation for achievement between threshold and target achievement levels, and between target and maximum achievement levels, as shown in the table below.

Relative TSR Percentile Rank	Payout Modification
25th percentile and below	0.5x
50th percentile	1.0x
75th percentile and above	1.5x
The following table sets forth the intended dollar value of each NEO’s RSU and target PSU grants.

Name	RSUs ($) (in thousands)	Target PSUs ($) (in thousands)
Kevin Conroy	5,600	10,400
Aaron Bloomer	1,450	1,450
Jacob Orville	1,450	1,450
Brian Baranick	1,450	1,450
Sarah Condella	1,200	1,200
Fiscal 2023 PSU Program Payout
As described in our proxy statement filed in April 2024, in January 2023, the Human Capital Committee approved 2023 annual equity awards, including awards granted to our then-NEOs. These awards consisted of three-year performance vesting PSUs tied 67% to revenue growth and 33% to adjusted EBITDA. The revenue targets were $2.8 billion, $2.95 billion, and $3.1 billion at the threshold, target and maximum payout levels. The adjusted EBITDA targets were $200 million, $300 million, and $400 million at the threshold, target and maximum payout levels. In addition, a relative TSR modifier was included. This modifier required awards to be increased or decreased by up to 50% based on the Company’s TSR performance over the performance period relative to a peer index consisting of companies that comprise the Russell 1000 Healthcare Index. If our relative TSR position was not above the 25th percentile (threshold achievement), the payout would be decreased by 50%, if our relative TSR position was at the 50th percentile (target achievement), the payout would remain unchanged, and if our relative TSR position was at or above the 75th percentile (maximum), the payout would be increased by 50%, with linear interpolation for achievement between target and threshold achievement levels, and threshold and maximum achievement levels. Following the end of the three-year performance period, the Human Capital Committee determined that 150% of the target revenue goal and 150% of the target adjusted EBITDA goal was achieved. In addition, the Human Capital Committee determined that the Company’s rTSR relative to the companies that comprise the Russell 1000 Healthcare Index was at the 90th percentile, which resulted in a rTSR modifier of 1.5x. Consequently, the 2023 PSUs were achieved at 225% of target.
See “Annual Cash Bonus Opportunities” above for how adjusted EBITDA is determined.
Other Compensation Practices and Policies
Merger Agreement with Abbott Laboratories
As previously announced, on November 19, 2025, we entered into the Merger Agreement with Abbott. See "Recent Developments and Trends — Merger Agreement" in Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations of this Annual Report on Form 10-K.
Treatment of Equity Awards under the Merger Agreement
Under the terms of the Merger Agreement, at the Effective Time:
•Each stock option held by the NEOs (all of which are vested) as of immediately prior to the Effective Time will be cancelled and, for options with a per-share exercise price that is less than the Per Share Merger Consideration, converted into the right to receive a cash payment equal to the number of shares for which such option is exercisable multiplied by the excess of $105 (the “Per Share Merger Consideration”) over the per-share exercise price of such option, less any applicable tax withholding.

•Each RSU granted prior to the date of the Merger Agreement, deferred stock unit and PSU held by the NEOs as of immediately prior to the Effective Time will be deemed to be fully vested, with any performance conditions deemed satisfied based on actual levels of achievement of applicable target levels as of the date of the Merger Agreement, and will be cancelled and converted into the right to receive the Per Share Merger Consideration in respect of each share subject to such award. Each RSU granted to an NEO on or after the date of the Merger Agreement will be assumed by Abbott at the Effective Time as an economically equivalent Abbott restricted stock unit on substantially the same terms and conditions.

In addition, with respect to our 2010 Employee Stock Purchase Plan, the Merger Agreement provides that (i) no new offering periods will commence and no participants will be permitted to increase elective deferrals following November 19, 2025 (the date of the Merger Agreement), (ii) any offering period under the plan in effect immediately prior to November 19, 2025 will terminate no later than five business days prior to the Effective Time, and (iii) amounts credited to participant accounts will be used to purchase shares of our common stock on the earlier of the scheduled purchase date for any such offering period and the date that is five business days prior to the Effective Time, in accordance with the terms of the Employee Stock Purchase Plan.
Section 280G Mitigation
In December 2025, in order to mitigate the potential negative impact of Sections 280G and 4999 of the Code on Exact and our NEOs, the Human Capital Committee approved the following actions (such actions are collectively referred to herein as the “Tax Mitigation”) and we entered into an Acceleration and Clawback Agreement with each NEO to effectuate the Tax Mitigation: we accelerated the payment of each NEO’s 2025 annual bonus that otherwise would be payable in 2026, other than any amounts that are subject to a prior deferral election, with performance for this purpose deemed to be 115% of the target level of performance; and we accelerated the payment of certain RSU and PSU awards that were granted prior to the date of the Merger Agreement, with the PSU awards, as applicable, paid based on (i) for PSU awards granted in 2023, 225% of the target level, (ii) for PSU awards granted in 2024, 104% of the target level, and (iii) for PSU awards granted in 2025, 218% of the target level. These actions were intended to mitigate the potential impacts of Sections 280G and 4999 of the Code on Exact and the NEOs, including to preserve potential compensation-related corporate income tax deductions for Exact that might otherwise be disallowed through the operation of Section 280G of the Code and to mitigate or eliminate the amount of excise tax that may be payable by an NEO pursuant to Section 4999 of the Code.

Specifically, the Human Capital Committee approved for each NEO the following accelerated payments: for Mr. Conroy, (i) an annual bonus in the amount of $436,056 and (ii) 713,931 shares subject to PSUs; for Mr. Bloomer, (i) an annual bonus in the amount of $507,150 and (ii) 63,099 shares subject to RSUs; for Mr. Orville, (i) an annual bonus in the amount of $537,257, (ii) 73,080 shares subject to RSUs, and (iii) 72,523 shares subject to PSUs; for Mr. Baranick, an annual bonus in the amount of $517,132, (ii) 73,080 shares subject to RSUs, and (iii) 92,523 shares subject to PSUs; and for Ms. Condella: (i) an annual bonus in the amount of $442,509, (ii) 47,208 shares subject to RSUs, and (iii) 42,018 shares subject to PSUs.
The accelerated payments (other than cash and shares withheld by us to cover tax withholdings) are subject to repayment in the event of a termination of employment under circumstances that would have caused such payments to be forfeited had they not been accelerated and paid in advance. For fiscal year 2025 annual bonuses and 2023 PSUs, we paid each NEO a true-up payment equal to the difference between actual performance results (determined after the end of fiscal 2025) and the amounts that were previously accelerated and paid in December 2025. In addition, if the Merger Agreement is terminated, and actual performance for the 2024 and 2025 PSUs exceeds the levels used for the accelerated payments described above, we will make an additional payment to each NEO equal to the difference between the actual performance result and the accelerated payment level.
Recoupment (“Clawback”) Policy
As required by the Dodd-Frank Act, we maintain a clawback policy. This policy requires that certain incentive compensation paid to any current or former executive officer, including our NEOs, will be subject to recoupment under specific circumstances. These circumstances include instances where the incentive compensation was calculated based on financial statements required to be restated due to material noncompliance with financial reporting requirements, without regard to any fault or misconduct. Additionally, that noncompliance must have resulted in overpayment of the incentive compensation within the three fiscal years preceding the fiscal year in which the restatement was required.

Incentive compensation subject to such recoupment includes compensation granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure (as defined in the Dodd-Frank Act and the implementing regulations), including stock price and total shareholder return, on and after October 2, 2023. In addition, above and beyond the requirements imposed on us by Dodd-Frank, our clawback policy provides that in the event an employee of the Company at the level of Vice President or above, including our NEOs, engages in certain detrimental conduct, even if such conduct did not result in financial statements requiring to be restated due to material noncompliance with financial reporting requirements, we may recover incentive compensation received by such person during and after the period in which such detrimental conduct occurred.
Stock Ownership Guidelines
We maintain Stock Ownership Guidelines to encourage ownership of the Company’s common stock by our directors and key officers, to further align their interests with the long-term interests of our shareholders and to further promote the Company’s commitment to sound corporate governance. Under these guidelines, directors and officers at the level of Senior Vice President (or the equivalent) or higher have until four years from the date the director or officer becomes subject to the guidelines to achieve an ownership target. The ownership target is determined by reference to “Stock Value”, which is measured both when an individual commences services with us and on an annual basis. The ownership target for an individual is the lower of these two Stock Values, multiplied by a multiple of base salary, as described in the table below.

Position	Stock Value Requirement
CEO	Number of shares with a Stock Value equal to or greater than 6 times Base Salary
Executive Officers	Number of shares with a Stock Value equal to or greater than 3 times Base Salary(1)
_________________________________
(1)Until October 24, 2027, an officer at the level of Executive Vice President and equivalent is required to hold the number of shares with a Stock Value equal to or greater than 2 times Base Salary.
“Annual Retainer” or “Base Salary” for purposes of both the Floating Share Target and Fixed Share Target is the director’s annual retainer or the officer’s base salary, as applicable, on June 30 of each year.
“Stock Value” for purposes of the annual measurement (the “Floating Share Target”) is calculated annually on June 30 based on the average of the closing prices of Company common stock for the 30-trading day period ending on such date.
“Stock Value” for purposes of the measurement upon commencement of services (the “Fixed Share Target”) is calculated as of the date the director or officer originally becomes subject to the Stock Ownership Guidelines, based on the average of the closing prices of our common stock for the 30 trading day period ending on such date.
Each director and executive officer is expected to continuously own sufficient shares to satisfy the target ownership, once attained, for as long as he or she remains subject to the Stock Ownership Guidelines. Stock options do not count as owned shares for this purpose. For periods prior to October 24, 2027, time-based unvested restricted shares, restricted stock units, and deferred stock units that may only be settled in shares will count towards satisfaction of the ownership targets. Beginning on October 24, 2027, unvested deferred stock units, restricted shares, restricted stock units, or performance shares or units will no longer count towards satisfaction of the ownership targets. If an individual’s ownership target increases because of a change in position or compensation, the individual will have a three-year period to achieve the incremental number of shares required beginning on the effective date of the change in position or compensation.
If a director or executive officer does not receive his or her individual ownership target during the prescribed three-year period, the director or executive officer will be required to retain 50% of the shares issued to the director or officer pursuant to equity awards.
As of December 31, 2025, each of our directors and executive officers was in compliance with the Stock Ownership Guidelines.

Restrictions on Hedging and Pledging of Company Securities
Our Insider Trading Policy prohibits short sales of our securities, including a “sale against the box,” by our directors and executives. Our Insider Trading Policy also prohibits directors and employees from engaging in hedging or monetization transactions, such as zero-cost collars and forward sale contracts, as they involve the establishment of a short position in our securities. Our Insider Trading Policy also prohibits directors and executives from holding our securities in a margin account or pledging such securities as collateral for a loan.
Compensation Risk Oversight
Our compensation program aims to avoid any incentives for executives to take imprudent risks that might harm us or our shareholders.
Our Human Capital Committee, together with management, reviewed the Company’s compensation policies and practices and concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan pursuant to which senior level employees, including our NEOs, may defer up to 75% of their base salary and 75% of their cash bonuses, and pursuant to which we may make matching and other contributions in our discretion. Any matching contributions made by us generally would become vested after the participant reaches one year of service, subject to earlier vesting upon death, disability, a change in control of us, or the participant becoming eligible for retirement under the plan. A participant generally may elect to receive his or her account balance under the plan on a date specified by the participant or upon the participant’s retirement, in either case in lump-sum or in annual installments as specified in the plan, provided that the participant’s remaining account balance generally would be paid to the participant in lump-sum in the event of the participant’s separation from service with us prior to retirement or in the event of death or disability. Consistent with past practice, we made no matching contributions in 2025.
Other Compensation
We permit executive officers to purchase common stock at a discount through our 2010 Employee Stock Purchase Plan on the same terms and conditions as our other employees. Executive officers may also participate in our 401(k) plan, which allows for the investment of a portion of plan assets in shares of our common stock. On January 20, 2026, our Human Capital Committee approved the payment of discretionary matching contributions to our 401(k) plan for 2025 to be made using Company stock in an amount equal to 100% of an employee’s total deferrals into the plan up to a limit of 6% of the employee’s eligible compensation (subject to IRS limits).
Deductibility of Compensation
Section 162(m) of the Internal Revenue Code generally places a limit of $1.0 million on our annual corporate tax deduction for compensation paid to certain “covered employees.” Currently, “covered employees” generally refers to the chief executive officer, chief financial officer, and the next three most highly compensated executive officers, as well as any individual who is (or was) a covered employee for any taxable year beginning after December 31, 2016. While considering tax deductibility as only one of several considerations in determining compensation, we believe that the tax deduction limitation should not compromise our ability to structure compensation programs that provide benefits to the Company that outweigh the potential benefit of a tax deduction and, therefore, may approve compensation that is not deductible for tax purposes.

Accounting for Stock-Based Compensation
We follow The Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, restricted stock unit awards, and performance unit awards (including PSUs), based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below for equity awards to our NEOs, as required by the applicable SEC rules. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that the recipient of such compensation is required to render service in exchange for the option or other award. For PSUs, stock-based compensation expense recognized may be adjusted over the performance period based on interim estimates of performance against pre-set objectives.
Employment Agreements with our NEOs
We have entered into agreements with our NEOs under which we have agreed to certain compensation arrangements and severance and change of control benefits.
Each of these packages was determined based on negotiations with the applicable NEO and taking into account his or her background and qualifications and the nature of his or her position. We believe that these compensation packages are appropriate in light of the competition for top executives in the biotechnology field and among similarly situated companies, and that the terms of these arrangements are consistent with our executive compensation goals, including the balancing of short-term and long-term compensation to properly motivate our NEOs.
Conroy Employment Agreement
Mr. Conroy’s employment agreement, dated March 18, 2009, provides for a minimum base salary and for a minimum target bonus opportunity equal to at least 50% of his base salary, with the exact amount of any such bonus to be based upon the achievement of corporate and individual performance goals to be determined by our Human Capital Committee. At the end of 2025, Mr. Conroy’s annualized base salary was $1,083,368 and his target bonus opportunity was 140% of his base salary.
Under his agreement, Mr. Conroy would be entitled to certain payments and benefits in connection with certain termination events or a change of control as described under “Potential Benefits upon Termination or Change of Control” beginning on page 152 below. The agreement also prohibits Mr. Conroy from engaging in certain activities involving competition with us and from soliciting our employees for an 18-month period following termination of his employment with the Company.
Bloomer Employment Agreement
We entered into an employment agreement with our Chief Financial Officer, Aaron Bloomer, which provides for the following compensation: (i) annual base salary of $600,000 and annual target bonus of 70% of eligible earnings; (ii) RSUs with a value of approximately $3,350,000, subject to time-based vesting over four years on the annual anniversary of the grant date; (iii) PSUs with a target value of $1,650,000, which will vest in accordance with other performance-based equity awards granted to our NEOs for fiscal year 2024; (iv) new-hire RSUs with a value of approximately $750,000, which vested in full on April 15, 2025; (v) relocation bonus equal to $250,000 (plus reasonable moving expenses incurred in connection with the relocation) to assist Mr. Bloomer and his family with their relocation to Madison, WI where we are headquartered (subject to full reimbursement in the event Mr. Bloomer voluntarily terminates employment within 18 months of his date of appointment as our Chief Financial Officer); (vi) sign-on bonus $350,000 (subject to full reimbursement in the event Mr. Bloomer voluntarily terminates employment within 18 months of his date of appointment as our Chief Financial Officer); and (vii) eligibility for severance payments and benefits based on the Company’s existing severance payments and benefits structure for non-CEO NEOs, as set out in more detail below. At the end of 2025, Mr. Bloomer’s base salary was $630,000 and his target bonus opportunity was 70% of his base salary.

In determining Mr. Bloomer’s initial equity awards and his relocation and cash signing bonuses, the Human Capital Committee took into account the compensation opportunity he forfeited when he separated from his prior employer. In addition, in entering into the employment agreement, the Human Capital Committee noted that we actively compete with other companies in seeking to attract and retain a skilled executive management team. This is particularly prevalent in our industry, where there are a number of rapidly expanding companies intensely competing for highly qualified candidates. The Human Capital Committee considered and analyzed CFO compensation within our compensation peer group at the time of the transition.
Under his agreement, Mr. Bloomer would be entitled to certain payments and benefits in connection with certain termination events or a change of control as described under “Potential Benefits upon Termination or Change of Control” beginning on page 152 below. The agreement also prohibits Mr. Bloomer from engaging in certain activities involving competition with us and from soliciting our employees or certain of our customers for a 12-month period following termination of his employment with the Company.
Orville Employment Agreement
Mr. Orville’s employment agreement, dated February 18, 2019, provides for a minimum base salary and for a minimum target bonus opportunity equal to 50% of his base salary, with the exact amount of any such bonus to be based upon the achievement of certain goals, including corporate and individual goals, to be determined by the Chief Executive Officer and our Human Capital Committee. At the end of 2025, Mr. Orville’s base salary was $667,400 and his target bonus opportunity was 70% of his base salary.
Under his agreement, Mr. Orville would be entitled to certain payments and benefits in connection with certain termination events or a change of control as described under “Potential Benefits upon Termination or Change of Control” beginning on page 152 below. The agreement also prohibits Mr. Orville from engaging in certain activities involving competition with us and from soliciting our employees or certain of our customers for a 12-month period following termination of his employment with the Company.
Baranick Employment Agreement
Mr. Baranick’s employment agreement, dated September 2, 2022, provides for a minimum base salary and for a minimum target bonus opportunity equal to 50% of his base salary, with the exact amount of any such bonus to be based upon the achievement of certain goals, including corporate and individual goals, to be determined by the Chief Executive Officer and our Human Capital Committee. At the end of 2025, Mr. Baranick’s base salary was $642,400 and his target bonus opportunity was 70% of his base salary.
Under his agreement, Mr. Baranick would be entitled to certain payments and benefits in connection with certain termination events or a change of control as described under “Potential Benefits upon Termination or Change of Control” below. The agreement also prohibits Mr. Baranick from soliciting our employees for a 12-month period following termination of his employment with the Company.
Condella Employment Agreement
Ms. Condella’s employment agreement, dated August 22, 2017, provides for a minimum base salary and for a minimum target bonus opportunity equal to 40% of her base salary, with the exact amount of any such bonus to be based upon the achievement of certain goals, including corporate and individual goals, to be determined by the Chief Executive Officer and our Human Capital Committee. At the end of 2025, Ms. Condella’s base salary was $549,700 and her target bonus opportunity was 70% of her base salary.
Under her agreement, Ms. Condella would be entitled to certain payments and benefits in connection with certain termination events or a change of control as described under “Potential Benefits upon Termination or Change of Control” below. The agreement also prohibits Ms. Condella from engaging in certain activities involving competition with us and from soliciting our employees or certain of our customers for a 12-month period following termination of her employment with the Company.

Potential Benefits upon Termination or Change of Control
We believe that providing executives with severance and change of control protection is important for the following reasons:
•to allow executives to value the forward-looking elements of their compensation packages, and therefore limit retention risk; and
•to provide compensation assurances which are competitive with those of other similarly situated companies.
Accordingly, the Company’s employment agreements, equity awards, and related policies generally provide for salary continuation in the event of certain employment terminations beyond the control of the executive, as well as varying degrees of accelerated vesting of equity awards in the event of a change of control of the Company.
This “Potential Benefits upon Termination or Change of Control” section should be read in conjunction with the “Potential Payments upon Termination or Change of Control” section beginning on page 165 below, which provides a table that quantifies the benefits described in this section.
Severance and Change of Control Arrangements in General
We have entered into employment agreements and maintain certain plans and policies that will require us to provide compensation and other benefits to our executive officers in connection with certain events related to a termination of employment or change of control.
Each employment agreement provides that upon termination of the NEO’s employment, vested equity awards will remain open for exercise until the earlier of two years from the date of termination or the expiration date.
Conroy Employment Agreement
Under his employment agreement, entered into in 2009, Mr. Conroy would, upon termination without “cause,” resignation by “good reason” or certain “change of control” events (in each case as defined in his employment agreement), be entitled to receive certain benefits, as described below.
Upon termination without cause or resignation for good reason, Mr. Conroy would become entitled to receive the following:
•Salary continuation for a period of 18 months at his then current base salary, commencing on the first payroll date on or immediately following the 30th day following his termination;
•Any accrued but unpaid bonus, including without limitation any performance-based bonus, as of the termination date, all on the same terms and at the same times as would have applied had Mr. Conroy’s employment not terminated; provided, that if at the end of the applicable period within which Mr. Conroy’s employment was terminated a target bonus, or any other performance-based bonus, is paid to other senior executives, a pro-rata target or other performance-based bonus shall also be paid to Mr. Conroy at the same time but no later than March 15 of the following year;
•If Mr. Conroy elects COBRA coverage for health and/or dental insurance, Company-paid monthly premium payments for such coverage until the earliest of: (1) 12 months from the termination date; (2) the date Mr. Conroy obtains employment offering health and/or dental coverage comparable to that offered by the Company; or (3) the date COBRA coverage would otherwise terminate;
•A payment of $10,000 towards the cost of an outplacement consulting package within 30 days of termination; and
•The vesting of the then unvested equity awards granted to Mr. Conroy (whether stock options, restricted stock or stock purchase rights under the Company’s equity compensation plan, or other equity awards) will immediately accelerate by a period of 12 months.
In connection with a change of control, Mr. Conroy would become entitled to receive the following:
•In the event of termination by the Company without cause or by Mr. Conroy for good reason, within 12 months before, or if Mr. Conroy remains employed with the Company on, the effective date of a change of control, a lump-sum payment equal to 24 months of base salary and his pro rata target bonus through the effective date of the change of control; provided, that any payments previously made to Mr. Conroy in connection with the termination of his employment by the Company without cause or by Mr. Conroy for good reason within the 12 months preceding a change of control would be credited against any such lump-sum payment;
•Accelerated vesting of all outstanding unvested equity awards (whether stock options, restricted stock or stock purchase rights under the Company’s equity compensation plans, or other equity awards), subject to Mr. Conroy’s agreement to remain employed by the Company or any successor, if requested, for a period of at least six months following the change of control at Mr. Conroy’s then current base salary;
•In the event Mr. Conroy’s employment is terminated by the Company without cause or by him for good reason in anticipation or contemplation of a pending or potential change of control or while a potential change of control is under consideration or being negotiated by the Company’s Board of Directors, Mr. Conroy will be deemed to remain an employee for purposes of the incentive plan to which he is entitled to participate under his employment agreement (the “Long Term Incentive Plan”, described below) as of the effective date of the change of control and will receive a full payout under the Long Term Incentive Plan as described in his employment agreement as though he remained an employee of the Company as of the effective date of such change of control; and
•A tax gross-up payment in an amount sufficient to cause the net amount retained by him, after deduction of any parachute payment excise taxes, to equal the amounts payable as described above. At this time, our Board of Directors does not intend to provide any additional tax gross-up payments to employees it may hire in the future.
Pursuant to his 2009 employment agreement, Mr. Conroy is entitled to receive a Long Term Incentive Plan cash bonus upon a change of control. The bonus is based on the equity value of the Company at the time of the change of control. The bonus will equal 1.00% of such equity value if such equity value is between $100 million to $500 million, plus an additional 0.50% of such equity value for each incremental $50 million in such equity value above $500 million and below $1 billion, plus an additional 0.25% of such equity value for each incremental $50 million in such equity value above $1 billion and below $2 billion.
Bloomer, Orville, Baranick, and Condella Employment Agreements
Under their employment agreements, Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella would, upon termination without “cause,” resignation for “good reason” or certain “change of control” events (in each case as defined in their respective agreements), receive certain benefits, as described below.
The employment agreements with each of our current NEOs provide that the Company shall reduce these amounts in order to prevent any payments from being non-deductible under section 280G of the Code or subject to excise tax under Code section 4999.
Under their employment agreements, upon termination without cause or resignation for good reason, Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella would become entitled to receive the following:
•Salary continuation for a period of 12 months at the executive’s then current base salary, commencing on the first payroll date on or immediately following the 60th day following termination;
•Any accrued but unpaid bonus on the same terms and at the same times as would have applied had the executive’s employment not terminated;
•A lump-sum cash payment equal to 12 months of premium payments for COBRA coverage;
•A payment of $10,000 towards the cost of an outplacement consulting package within 30 days of termination; and
•The time-vesting of the then unvested time-based equity awards granted to the executive (whether stock options, restricted stock or stock purchase rights under the Company’s equity compensation plan, or other equity awards) that would have vested within twenty-four months will accelerate based on the individual’s years of service to the Company. Based on years of service, acceleration amounts may range from zero to 100%. For Mr. Bloomer and Mr. Baranick, any Performance Awards (as defined in their employment agreements) that have not become earned and payable prior to such Separation from Service (as defined in his employment agreement) will be canceled. For Mr. Orville and Ms. Condella, for purposes of Performance Awards (as defined in the applicable employment agreement), the executive will be treated as having remained in service for an additional 12 months following actual Separation from Service (as defined in the applicable employment agreement), provided that such Performance Awards will not become earned and vested solely as a result of such treatment, and the vesting and earning of all Performance Awards will remain subject to the attainment of all applicable performance goals, and such Performance Awards, if and to the extent they become earned and vested, will be payable at the same time as under the applicable award agreement.

Under our employment agreements with Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella, each such executive would become entitled to 100% accelerated vesting of all outstanding unvested equity awards (whether stock options, restricted stock, RSUs or stock purchase rights under the Company’s equity compensation plans, or other equity awards) if (1) within 12 months after a change of control, the executive is terminated by the Company (or any successor) without cause or the executive terminates the executive’s employment for good reason; or (2) a change of control happens within four months after the Company terminates the executive without cause or the executive terminates the executive’s employment for good reason with Performance Awards deemed to have been fully vested and earned as of the change of control based upon the greater of (A) an assumed achievement of all relevant performance goals at the “target” level or (B) the actual level of achievement of all relevant performance goals as of the change of control. In addition, in fiscal 2024, following a competitive market assessment, the Human Capital Committee amended the Employment Agreements with each of Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella to provide that in the event of such termination, the cash severance benefit described above would increase to 18 months, and, additionally, the executive would also receive a cash payment equal to a pro-rata target annual bonus for the year of termination plus 150% of the executive’s target annual bonus for such year, subject to the individual executing and not revoking a waiver and release of claims in favor of the Company and its affiliates.
Under our employment agreements with Mr. Bloomer, Mr. Orville, Mr. Baranick and Ms. Condella, upon a change in control alone, the time-vesting of all outstanding equity awards will accelerate by a period of 12 months, including any Performance Awards such that if the applicable performance period is scheduled to end within 12 months following the change in control, the Performance Award shall be deemed to have been fully vested and earned as of the change in control based upon the greater of (A) an assumed achievement of all relevant performance goals at the “target” level or (B) the actual level of achievement of all relevant performance goals as of the change in control.
Key Defined Terms under the NEO Employment Agreements
For purposes of the employment agreements, “change in control” generally means:
•any “person” or group acting in concert (with certain exceptions) becomes the “beneficial owner” of more than 50% of the total voting power of the Company’s voting securities;
•certain changes to the composition of the Board of Directors during any 12-month period;
•a merger or consolidation of the Company with any other corporation other than a merger or consolidation that would result in the voting securities of the Company continuing to represent at least 50% of the total voting power of the Company or the surviving entity after such merger or consolidation; or
•the sale or disposition by the Company of all or substantially all of the Company’s assets.
For purposes of the employment agreements, “cause” generally means the executive’s:
•willful failure or refusal to perform executive’s duties that continues for a certain period after written notice from the Company;
•willful failure or refusal to follow or comply with any Company policy, rule or procedure that continues for a certain period after written notice (except for Mr. Conroy);
•commission of any fraud or embezzlement in connection with duties or committed in the course of employment;
•gross negligence or willful misconduct with regard to the Company or any of its affiliates resulting in a material economic loss to the Company;
•conviction of, or plea of guilty or nolo contendere to, a felony or other crime involving moral turpitude;
•with certain exceptions, conviction of, or plea of guilty or nolo contendere to, a misdemeanor the circumstances of which involve fraud, dishonesty or moral turpitude and that is substantially related to the circumstances of executive’s job with the Company;
•willful and material violation of any statutory or common law duty of loyalty to the Company or any of its affiliates;
•material breach of the employment agreement, the non-disclosure and invention agreement or the restrictive covenant agreement or similar arrangements;
•material breach of the Company’s policies prohibiting harassment, discrimination, and/or retaliation, the Company’s code of business conduct and ethics, and/or the Company’s insider trading policy (except for Mr. Conroy and Ms. Condella);
•for Mr. Bloomer and Mr. Baranick, exclusion, suspension, or debarment or other ineligibility to participate in any federal or state-funded program; or

•for Mr. Bloomer and Mr. Baranick, refusal to submit to a background check or failure to complete a background check to the Company’s satisfaction, including any past conviction, plea or guilty or nolo contendere, violation of law, exclusion, suspension, or debarment that would otherwise be grounds for cause under the employment agreement.

For purposes of the employment agreements, “good reason” generally means:
•the executive’s base salary is reduced (x) in a manner that is not applied proportionately to other senior executive officers of the Company or (y) by more than 30% of the executive’s then current base salary;
•the executive’s duties, authority or responsibilities are materially reduced or are materially inconsistent with the scope of authority, duties and responsibilities of the executive’s position;
•the occurrence of a material breach by the Company of any of its obligations to the executive under the employment agreement;
•a relocation of the executive’s principal place of employment by more than 50 miles (except for Mr. Conroy);
•for Mr. Conroy, the Company materially violates or continues to materially violate any law or regulation contrary to the written advice of Mr. Conroy and the Company’s outside counsel to the Board of Directors and the Company fails to rectify such violation upon the written advice that such violations are taking place; or
•for Mr. Conroy, he is not nominated for election as a member of the Company’s Board of Directors at any Company annual meeting or other stockholder meeting at which Company directors are elected.
Conditions to Receipt of Severance and Change of Control Benefits
Under Mr. Conroy’s employment agreement, the Company’s obligations to provide him with the severance benefits described above are contingent on:
•Mr. Conroy’s resignation from our Board of Directors in the event of any termination of Mr. Conroy’s employment with the Company or upon the request of our Board of Directors in connection with any change of control;
•Mr. Conroy’s delivery and non-revocation of a signed waiver and release in a form reasonably satisfactory to the Company of all claims he may have against the Company;
•Mr. Conroy’s compliance with his Employee Confidentiality and Assignment Agreement with the Company;
•Mr. Conroy’s compliance with the 18-month non-competition covenant in his employment agreement; and
•Mr. Conroy’s compliance with the 18-month non-solicitation covenant in his employment agreement.
Under Mr. Bloomer’s, Mr. Orville’s, Mr. Baranick’s, and Ms. Condella’s employment agreements, the Company’s obligations to provide the severance benefits described above are contingent on:
•The executive’s delivery and non-revocation of a signed waiver and release in a form reasonably satisfactory to the Company of all claims he may have against the Company; and
•In the case of Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella, the executive’s compliance with the Non-Disclosure and Invention Assignment Agreement with the Company and the Non-Competition, Non-Solicitation and No-Interference Agreement with the Company.
Death or Disability
In accordance with Mr. Conroy’s, Mr. Orville’s, Mr. Baranick’s, and Ms. Condella’s employment agreement, in the event of the death or disability of the executive during the executive’s employment term, the following will occur:
•The executive’s employment and the executive’s employment agreement will immediately and automatically terminate; and
•All equity awards granted to the executive, whether stock options or stock purchase rights under the Company’s equity compensation plans, or other equity awards, that are unvested at the time of termination will immediately become fully vested and exercisable upon such termination; except in the case of Mr. Baranick, in which case, only time-based equity awards will become fully vested.

Equity Award Death, Disability and Retirement Policy
We maintain the Exact Sciences Corporation Equity Award Death, Disability and Retirement Policy, as amended (the “Policy”). The policy provides for equity award benefits to our employees, including our NEOs, in the event of retirement, death (including following retirement), or disability. The Policy provides benefits to our NEOs upon retirement if the applicable NEO delivers to the Company notice at least 6 months before retirement. These benefits only apply to equity awards held by the NEO that were granted at least 6 months prior to the notice. For a time-based equity award held by an NEO, the equity award will continue to vest for four years following the date of the retirement (or, if earlier, through the last vesting date of the equity award) as if the NEO had not retired. For a performance-based equity award held by an NEO, upon the retirement of the NEO, provided that at least two-thirds of the performance period applicable to the performance-based equity award have elapsed on or prior to the retirement: (1) the equity award will remain outstanding and performance-vest based on actual performance at the end of the relevant performance period and (2) a prorated portion of the equity award that becomes performance-vested pursuant to the preceding clause (1) will immediately time-vest and accordingly become fully vested. For a stock option equity award granted on or after the effective date of the Policy, upon the retirement of the NEO holding the equity award, the post-termination exercise period relating to the retirement will be 2 years after the last vesting date applicable to the equity award (or, if earlier, the original expiration date of the equity award). These retirement benefits are contingent on the compliance, by the applicable NEO, with any confidentiality, non-competition, non-solicitation or similar obligations in favor of the Company or its Subsidiaries.
For purposes of the Policy, “retirement” means that, at the time of resignation, the NEO has:
•attained age 55 and completed 15 years of service with us; or
•attained age 60 and completed 10 years of service with us.
The Policy provides certain benefits upon the death or disability of an NEO. For a time-based equity award held by an NEO, upon the death (including following retirement) or disability of the NEO, the equity award will become fully vested. For a performance-based equity award held by an NEO (other than the CEO), upon the death (including following retirement) or disability of the NEO (1) the equity award will remain outstanding and performance-vest based on actual performance at the end of the relevant performance period and (2) a prorated portion of the equity award that becomes performance-vested pursuant to the preceding clause (1) will, following the measurement and determination, immediately time-vest and accordingly become fully vested. For a performance-based equity award held by the CEO at the time of his or her death (including following retirement) or disability, the equity award will remain outstanding and (1) the performance goal(s) applicable to the equity award will be measured, and the equity award will correspondingly be determined performance-vested, if at all, based on the measurements, as if the death (including following retirement) or disability had not occurred and (2) the portion of the equity award that becomes performance-vested pursuant to the preceding clause (1) will, following the measurement and determination, immediately time-vest and accordingly become fully vested. For a stock option equity award granted on or after the effective date of the Policy, upon the death or disability of the NEO holding the equity award, the post-termination exercise period relating to the death or disability will be 2 years after the last vesting date of the equity award (or, if earlier, the original expiration date of the equity award).
Change in Control Benefits under the 2010 Plan, the 2019 Plan, and the 2025 Plan
Under each of the 2010 Plan, the 2019 Plan, and the 2025 Plan, except as otherwise specifically provided in the applicable award agreement or in an executive’s employment agreement, upon the consummation of a change in control (as defined in each of the 2010 Plan, the 2019 Plan and the 2025 Plan) (i) all outstanding awards will remain the obligation of the Company or be assumed by the surviving or acquiring entity, and the shares of our common stock then subject to such awards will be automatically substituted for the consideration payable with respect to the outstanding shares of our common stock in connection with the change in control; and (ii) the time vesting and exercisability of all outstanding awards will immediately accelerate by a period of twelve months, provided that, with respect to Performance Awards (as defined in each of the 2010 Plan, the 2019 Plan and the 2025 Plan), such acceleration will apply to Performance Awards such that if the applicable performance period is scheduled to end within 12 months following the Change in Control, the Performance Award will be deemed to have been fully vested and earned as of the Change in Control based upon the greater of (A) an assumed achievement of all relevant performance goals at the “target” level or (B) the actual level of achievement of all relevant performance goals as of the Change in Control. In addition to the foregoing, with respect to awards granted prior to the consummation of the change in control, in the event that any such grantee who remains an employee of the Company or the acquiring or surviving entity immediately following the consummation of the change in control is terminated without cause (as defined in each of the 2010 Plan, the 2019 Plan and the 2025 Plan) or terminates his or her own employment for good reason as defined in each of the 2010 Plan, the 2019 Plan and the 2025 Plan) prior to the first anniversary of the consummation of the change in control: (1) all options and stock appreciation rights (“SARs”) outstanding on the date the grantee’s employment is terminated, will become immediately exercisable in full and will terminate, to the extent unexercised, on their scheduled expiration date, and if the shares of our common stock subject to the options and SARs are subject to repurchase provisions then the repurchase provisions will immediately lapse; (2) all restricted stock awards that are not Performance Awards outstanding on the date the grantee’s employment is terminated, will become vested in full and free of all repurchase provisions; (3) all RSUs that are not Performance Awards outstanding on the date the grantee’s employment is terminated will become vested in full, and if the shares of common stock subject to such RSU are subject to repurchase provisions then such repurchase provisions will immediately lapse; (4) all other stock-based awards (as defined in each of the 2010 Plan, the 2019 Plan and the 2025 Plan) that are not Performance Awards will become exercisable, realizable or vested in full, and will be free of all repurchase provisions, as the case may be; and (5) all restricted stock awards, RSUs and other stock-based awards that are Performance Awards will become fully vested and earned based upon the greater of (A) an assumed achievement of all relevant performance goals at the “target” level or (B) the actual level of achievement of all relevant performance goals as of the change in control.
For purposes of the 2010 Plan and the 2019 Plan, “change in control” generally means:
•any merger, consolidation or purchase of outstanding capital stock of the Company that would result in the voting securities of the Company representing less than 50% of the combined voting power of the voting securities of the Company or the surviving or acquiring entity; or
•any sale of all or substantially all of the assets or capital stock of the Company (other than in a spin-off or similar transaction).
For purposes of the 2025 Plan, “change in control” general means:
•any merger, consolidation, statutory conversion, domestication, continuance or purchase of outstanding capital stock of the Company after which the voting securities of the Company outstanding immediately prior thereto represent (either by remaining outstanding or by being converted into voting securities of the surviving, acquiring, resulting, converted, domesticated or continued entity) less than 50% of the combined voting power of the voting securities of the Company or such surviving or, acquiring, resulting, converted, domesticated or continued entity outstanding immediately after such event (other than as a result of a financing transaction); or
•any sale of all or substantially all of the assets or capital stock of the Company (other than in a spin-off or similar transaction).
For purposes of the 2010 Plan, the 2019 Plan, and the 2025 Plan, “cause” generally means, with respect to the executive:
•any act, or failure to act, or misconduct that is injurious to the Company or its affiliates;
•gross negligence or willful misconduct;
•conviction of (or entering a plea of guilty or nolo contendere to) a criminal offense (other than a minor traffic offense);
•fraud, embezzlement or misappropriation of funds or property of the Company or an affiliate;
•material breach of any term of certain agreements between the executive and the Company or an affiliate;
•any regulatory agency requiring the executive be removed from any office held by the executive with the Company or prohibiting or materially limiting the executive from participating in the business or affairs of the Company or any affiliate; or
•revocation or threatened revocation of any of the Company’s or any affiliate’s government licenses, permits or approvals, which is primarily due to the executive and that would be alleviated or mitigated in any material respect by the termination of the executive’s services to the Company.
For purposes of the 2010 Plan. the 2019 Plan and the 2025 Plan, “good reason” generally means:
•a material diminution in the executive’s responsibility, authority or duty;
•a material diminution in the executive’s base salary except for across-the-board salary reductions based on the Company’s financial performance similarly affecting all or substantially all management employees of the Company; or
•a material change in the geographic location at which the executive provides services to the Company.

The PSUs granted to our NEOs in 2023, 2024, and 2025 provide that upon the consummation of a change in control (as defined in the 2019 Plan) prior to the NEO’s separation from service (as defined in the 2019 Plan), or upon a separation from service initiated by the Company or an affiliate in anticipation of the change in control and other than for cause (as defined in the 2019 Plan), and other than a separation from service due to death or disability, during the six-month period preceding the change in control, the PSUs will vest based upon the higher of “target” achievement or actual performance achieved through the change in control.
The summary of the foregoing benefits arising out of a change in control under the 2010 Plan, the 2019 Plan and the 2025 Plan are subject to and qualified by the terms and conditions of all applicable award agreements and employment agreements to which our NEOs are a party, in each case, as described in this Annual Report on Form 10-K.
Payments under the Exact Sciences Corporation Deferred Compensation Plan
Participants in our Company’s deferred compensation plan, including the NEOs, generally may elect to receive their account balances under the plan upon attaining an age specified by the applicable participant or upon the participant’s retirement, in either case in lump-sum or in annual installments as specified in the plan, provided that the participant’s remaining account balance generally would be paid to the participant in lump-sum in the event of the participant’s separation from service with us prior to retirement or in the event of death or disability. In addition, any unvested amounts in a participant’s account would vest upon the participant’s death, disability, a change in control or the participant becoming eligible for retirement under the plan.
Perquisites
The Company maintains an Executive Officer Perquisite Policy, which provides for personal security expenses not to exceed $49,000 per fiscal year for the Company’s Chief Executive Officer. The Company may also provide security benefits up to $24,500 per fiscal year to our other executive officers. In addition, given the high visibility of our Chief Executive Officer and in the interests of personal security and increased efficiency, the Policy provides our Chief Executive Officer an annual personal travel allowance of $200,000. The Policy further provides certain limited travel expenses for guests to accompany an executive officer for Company business and certain limited health-related expenses.

REPORT OF THE HUMAN CAPITAL COMMITTEE
The Human Capital Committee has reviewed and discussed with management the Compensation Discussion and Analysis (the “CD&A”) for the year ended December 31, 2025, as contained in the foregoing section of this Annual Report on Form 10-K for the year ended December 31, 2025. In reliance on the reviews and discussions referred to above, the Human Capital Committee recommended to the Board of Directors, and the Board of Directors has approved, that the CD&A be included in this Annual Report on Form 10-K.
The Human Capital Committee:
Katherine S. Zanotti, Chair
James E. Doyle
Kimberly Popovits

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table for 2025
The following table represents summary information regarding the compensation of each of our NEOs for the three years ended December 31, 2025 and their current positions. Any differences in total values across the tables are due to rounding.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)		Total ($)
Kevin Conroy Chairman, President and Chief Executive Officer	2025	1,083,368		—		21,247,205	2,017,231		25,173,256	(3)	49,521,060
	2024	1,083,368		—		13,496,138	712,329		247,543		15,539,378
	2023	1,041,700		—		12,976,236	1,920,277		181,686		16,119,899
Aaron Bloomer Executive Vice President and Chief Financial Officer	2025	630,000		—		3,190,152	586,530		2,320,970	(3)	6,727,653
	2024	431,868	(4)	600,000	(5)	6,002,837	136,662	(4)	15,421		7,186,788

Jacob Orville Executive Vice President and General Manager, Screening	2025	667,400		—		3,282,739	621,349		6,042,316	(3)	10,613,804
	2024	618,000		—		3,581,298	202,812		31,082		4,433,192
	2023	537,400		—		2,631,119	460,433		39,379		3,668,331
Brian Baranick Executive Vice President and General Manager, Precision Oncology	2025	642,400		—		3,479,398	598,074		6,925,991	(3)	11,645,863
	2024	600,400		—		3,581,298	196,980		20,990		4,399,668
	2023	513,200		—		2,631,119	408,951		20,739		3,574,009
Sarah Condella Executive Vice President, Human Resources	2025	549,700		—		2,640,114	511,771		3,766,349	(3)	7,467,934
	2024	509,000		—		1,910,213	167,344		58,998		2,645,555
	2023	494,200		—		2,104,867	394,080		65,549		3,058,696
_________________________________
(1)The amounts in this column represent the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, plus the incremental accounting expense associated with the accelerated vesting and payment of PSUs in connection with the Tax Mitigation described in the Compensation Discussion and Analysis. The grant date market value of the PSUs granted in 2025, assuming that the highest level of performance is achieved under the applicable performance measures, is $23,816,176, $3,320,534, $3,320,534, $3,320,534, and $2,747,993, for Mr. Conroy, Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella, respectively. The amounts set forth in this column do not correspond to the actual value that may be recognized by our NEOs. For additional information regarding the assumptions made in calculating these amounts, refer to Note 1 of our Notes to Consolidated Financial Statements.
(2)The amounts reported in the Non-Equity Incentive Plan Compensation column reflect actual payments made under the annual cash bonus opportunities for fiscal years 2025, 2024, and 2023.
(3)The amounts in this column for fiscal 2025 include $24,907,409 for Mr. Conroy, $2,292,298 for Mr. Bloomer, $6,904,152 for Mr. Baranick, $6,010,934 for Mr. Orville and $3,696,099 for Ms. Condella, each representing the value of the accelerated vesting and payment of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis (net of any amounts already reported for the applicable stock award in the Stock Awards column for fiscal year 2025), based on our share price on the date of acceleration and payment. The amounts in this column for fiscal 2025 also represent (i) $21,000 for each Mr. Conroy, Mr. Bloomer, Mr. Orville and Ms. Condella and $12,825 for Mr. Baranick in matching contributions under our 401(k) plan; (ii) $12,400 for Mr. Conroy, $7,672 for Mr. Bloomer, $10,382 for Mr. Orville, $9,014 for Mr. Baranick, and $8,184 for Ms. Condella in supplemental disability insurance premiums; (iii) $200,000 in personal travel expenses for Mr. Conroy and his guests; (iv) personal security expenses for Mr. Conroy (equal to $29,794) and Ms. Condella (equal to $29,313); (v) phone expenses for Mr. Conroy; (vi) expenses incurred in connection with executive medical benefits for Ms. Condella; and (vii) expenses associated with attendance at our annual sales achievement, consisting of spousal attendance, a cash stipend for personal expenses related to the event, and Company provided promotional items for, Ms. Condella. The value of such amounts was determined based on the actual cost of such benefits to the Company of such benefits to the Company.

(4)Mr. Bloomer joined the Company on April 15, 2024. The salary presented is prorated based on the number of days he was employed with us in fiscal 2024. The non-equity incentive plan compensation amount presented was calculated as a percentage of the actual base salary earned for the bonus performance period.
(5)Pursuant to his employment agreement, Mr. Bloomer received a $250,000 relocation bonus and pay for reasonable moving expenses incurred with his relocation to Madison, Wisconsin and a one-time sign-on bonus of $350,000.
Grants of Plan-Based Awards in 2025
The following table sets forth all plan-based awards made to our NEOs in 2025 and certain other information.

Name	Award Type	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
			Board Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Kevin Conroy	RSUs	2/24/2025	1/28/2025	—	—	—	—	—	—	111,146(5)	5,699,567
	PSUs	2/24/2025	1/28/2025	—	—	—	12,901	206,415	464,434	—	15,547,638
	Modified PSUs	12/23/2025	12/23/2025							—	1,591,678(6)
	Annual Cash Bonus			568,768	1,516,715	2,275,073	—	—	—	—	—
Aaron Bloomer	RSUs	2/24/2025	1/28/2025	—	—	—	—	—	—	28,779(5)	1,475,787
	PSUs	2/24/2025	1/28/2025	—	—	—	1,799	28,799	64,753	—	1,714,365
	Annual Cash Bonus			165,375	441,000	661,500	—	—	—	—	—
Jacob Orville	RSUs	2/24/2025	1/28/2025	—	—	—	—	—	—	28,779(5)	1,475,787
	PSUs	2/24/2025	1/28/2025	—	—	—	1,799	28,779	64,753	—	1,806,952
	Modified PSUs	12/23/2025	12/23/2025							—	236,854(6)
	Annual Cash Bonus			175,193	467,180	700,770	—	—	—	—	—
Brian Baranick	RSUs	2/24/2025	1/28/2025	—	—	—	—	—	—	28,779(5)	1,475,787
	PSUs	2/24/2025	1/28/2025	—	—	—	1,799	28,799	64,753	—	2,003,611
	Modified PSUs	12/23/2025	12/23/2025								236,854(6)
	Annual Cash Bonus			168,630	449,680	674,520	—	—	—	—	—
Sarah Condella	RSUs	2/24/2025	1/28/2025	—	—	—	—	—	—	23,817(5)	1,221,336
	PSUs	2/24/2025	1/28/2025	—	—	—	1,489	23,817	53,588	—	1,418,779
	Modified PSUs	12/23/2025	12/23/2025							—	92,054(6)
	Annual Cash Bonus			144,296	384,790	577,185	—	—	—	—	—
_________________________________
(1)Amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns relate to annual cash bonus opportunities for 2025. “Threshold” is based on achievement of minimum performance and “Maximum” is based on achievement of stretch performance, in each case in each of the two different categories of performance goals for the annual cash bonus program in 2025 (excluding the performance modifier metrics). The actual amounts paid to our NEOs are included in the “Summary Compensation Table” above, and the calculation of the actual amounts paid is discussed more fully in the Compensation Discussion and Analysis above.
(2)Amounts in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns relate to payout opportunities of the PSUs granted in 2025, which were granted under our 2019 Plan. All the NEOs received PSUs under our 2025 annual PSU program, which is discussed more fully in the Compensation Discussion and Analysis above. Threshold is based on achievement of threshold of the adjusted EBITDA metric (and giving effect to the downward 50% rTSR multiplier). Maximum is based on achievement of maximum of the revenue metric and the adjusted EBITDA metric (and giving effect to the upward 50% rTSR multiplier).
(3)All RSUs were granted under our 2019 Plan.

(4)The amounts shown in this column for “RSUs” and “PSUs” indicate the grant date fair value of RSUs and PSUs granted in fiscal 2025 computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures, plus, for PSUs granted in fiscal 2025, the incremental accounting expense associated with the accelerated vesting and payment of the PSUs in connection with the Tax Mitigation described in the Compensation Discussion and Analysis. For additional information regarding the assumptions made in calculating these amounts, refer to Note 1 of our Notes to Consolidated Financial Statements. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by our NEOs.
(5)This amount represents RSUs that vest in four equal annual installments beginning on February 27, 2026.
(6)This amount indicates the incremental accounting expense associated with the Tax Mitigation described in the Compensation Discussion and Analysis for PSUs granted before fiscal 2025. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by our NEOs.
Outstanding Equity Awards at December 31, 2025
The following table presents information about information about unexercised options and unvested stock awards that were held by our NEOs as of December 31, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kevin Conroy	235,388		21.68	02/23/27
	66,047		44.37	02/27/28
	34,110		92.62	02/26/29
	100,916		98.18	02/14/30
					13,181(2)	1,338,662
					36,286(3)	3,685,206
					66,504(4)	6,754,146
					111,146(5)	11,287,988
							234,250(6)	23,790,430
							309,017(7)	31,383,767
Aaron Bloomer					21,564(8)	2,190,040
					17,976(5)	1,825,643
							58,784(6)	5,970,103
							64,753(7)	6,576,315
Jacob Orville	6,581		98.18	02/14/30
					2,096(2)	212,870
					5,008(3)	508,612
					7,867(4)	798,973
					8,507(5)	863,971
					15,252(9)	1,548,993
							34,858(6)	3,540,178
							60,327(7)	6,126,810

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Brian Baranick					1,946(2)	197,636
					4,651(3)	472,356
					7,306(4)	741,997
					7,900(5)	802,324
					14,165(9)	1,438,597
							34,080(6)	3,461,165
							49,815(7)	5,059,211
Sarah Condella	3,900		5.03	02/28/26
	21,948		21.68	02/23/27
	11,700		44.37	02/27/28
	7,790		92.62	02/26/29
	6,581		98.18	02/14/30
					2,096(2)	212,870
					4,006(3)	406,849
					6,294(4)	639,219
					12,623(5)	1,281,992
							31,867(6)	3,236,413
							53,588(7)	5,442,397
_________________________________
(1)The market value of unvested and unearned time- and performance-based stock awards is based on the closing price of our common stock on December 31, 2025 ($101.56). Vesting is generally subject to continued service through the vest date for each award. The award amounts and values presented in this table exclude shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(2)Represents the unvested portion of time-based stock awards granted on February 25, 2022, vesting in four equal installments on the first, second, third and fourth annual anniversary of the grant date.
(3)Represents the unvested portion of time-based stock awards granted on February 24, 2023, vesting in four equal installments each on February 29, 2024, February 28, 2025, February 27, 2026, and February 26, 2027.
(4)Represents the unvested portion of time-based stock awards granted on February 26, 2024, vesting in four equal installments each on February 28, 2025, February 27, 2026, February 26, 2027 and February 29, 2028.
(5)Represents the unvested portion of time-based stock awards granted on February 24, 2025, vesting in four equal installments each on February 27, 2026, February 26, 2027, February 29, 2028 and February 28, 2029.
(6)Represents number of performance-based stock awards granted on February 26, 2024 (or in the case of Mr. Bloomer, April 15, 2024). These stock awards vest based on revenue growth for 2026 (75%) and adjusted EBITDA for 2026 (25%). The performance-based stock awards may be increased or decreased based on the Company’s TSR performance over a three-year period, relative to a peer index consisting of companies that comprise the Russell 1000 Healthcare Index on the first day of the performance period, adjusted to reflect any such companies that are removed from the index on or before the last day of the performance period. In accordance with SEC rules, the amounts represent the maximum amounts payable in connection with such stock awards. Please see the Tax Mitigation described in the Compensation Discussion for details on adjustments made to these awards in connection with the Tax Mitigation.

(7)Represents number of performance-based stock awards granted on February 24, 2025. These stock awards vest based on revenue growth for 2027 (75%) and adjusted EBITDA for 2027 (25%). The performance-based stock awards may be increased or decreased based on the Company’s TSR performance over a three-year period, relative to a peer index consisting of companies that comprise the Russell 1000 Healthcare Index on the first day of the performance period, adjusted to reflect any such companies that are removed from the peer group on or before the last day of the performance period. In accordance with SEC rules, the amounts represent the maximum amounts payable in connection with such stock awards. See the Compensation Discussion and Analysis above for additional details regarding these awards, including adjustments made to these awards in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(8)Represents the unvested portion of time-based RSUs granted on April 15, 2024, vesting in four equal installments on the first, second, third and fourth annual anniversary of the grant date.
(9)This amount represents RSUs that vest in four equal annual installments beginning on August 5, 2025.
2025 Option Exercises and Stock Vested Table
The following table sets forth information for each of our NEOs regarding stock option exercises and vesting of stock awards during 2025.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Kevin Conroy	66,723	1,580,001	529,226	50,437,833
Aaron Bloomer	—	—	52,414	3,928,631
Jacob Orville	—	—	112,199	10,279,349
Brian Baranick	—	—	125,732	11,680,930
Sarah Condella	—	—	73,907	6,781,356
_________________________________
(1)Value realized is calculated based on the closing price of our common stock on the date of exercise over the applicable option’s exercise price.
(2)Includes shares vesting under time-based RSUs during 2025, shares vesting under PSUs based on the satisfaction of certain performance targets for the year ending December 31, 2025, and shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(3)Value realized is calculated based on the closing price of our common stock on the date of vesting. If the date of vesting was not a trading day, value realized is based on the closing price of our common stock on the immediately following trading day.

2025 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(2)
Kevin Conroy	1,664,331	—	604,752	—	5,468,920
Aaron Bloomer	—	—	—	—	—
Jacob Orville	—	—	—	—	—
Brian Baranick	—	—	1,706	—	12,630
Sarah Condella	—	—	—	—	—
_________________________________
(1)The Company’s deferred compensation plan does not pay above-market or preferential earnings, therefore no earnings reported in this column are reported as fiscal 2025 compensation in the Summary Compensation Table.
(2)$3,777,946 in cash compensation was reported in prior fiscal year summary compensation tables for Mr. Conroy.
We maintain a non-qualified deferred compensation plan pursuant to which senior level employees, including our NEOs, may defer up to 75% of their base salary and 75% of their cash bonuses, and pursuant to which we may make matching and other contributions in our discretion. Any matching contributions made by us generally would become vested after the participant reaches one year of service, subject to earlier vesting upon death, disability, a change in control of us, or the participant becoming eligible for retirement under the plan. Consistent with past practice, we made no matching contributions in 2025. Amounts in a participant’s account are treated as invested in notional investment options based on participant election from a menu of investment options selected by us.
Potential Payments upon Termination or Change of Control
Employment Agreements
The following table sets forth the estimated post-employment compensation and benefits that would have been payable to our NEOs under their employment agreements, assuming that each covered circumstance occurred on December 31, 2025. The amounts set forth below do not include changes in value to option awards that, in the event of the termination of an executive’s employment, will remain open for exercise for an extended period of time. Any differences in total values across the tables are due to rounding.
For further information regarding the following table, see the “Potential Benefits upon Termination or Change of Control” section of the Compensation Discussion and Analysis above.

Name and Benefit	Severance Eligible Termination* ($)		Severance Eligible Termination In Connection with a Change in Control** ($)		Change of Control*** ($)		Death or Disability ($)
Kevin Conroy
Base Salary	1,625,052	(1)	2,166,736	(2)	2,166,736	(2)	—
Bonus	2,017,231	(3)	1,516,715	(4)	1,516,715	(4)	—
Long-Term Incentive Plan	—		10,000,000	(5)	10,000,000	(5)	—
Stock Awards	39,638,360	(6)	—		78,240,199	(7)	78,240,199	(7)
COBRA	32,668	(8)	—		—		—
Outplacement Consulting	10,000	(9)	—		—		—
Total Estimated Value (10)	43,323,311		13,683,451		91,923,650		78,240,199
Aaron Bloomer

Name and Benefit	Severance Eligible Termination* ($)		Severance Eligible Termination In Connection with a Change in Control** ($)		Change of Control*** ($)		Death or Disability ($)
Base Salary	630,000	(1)	945,000	(11)	—		—
Bonus	586,530	(3)	661,500	(12)	—		—
Stock Awards	331,543	(6)	16,562,100	(7)	1,352,221	(13)	—
COBRA	20,311	(8)	20,311	(14)	—		—
Outplacement Consulting	10,000	(9)	10,000	(9)	—		—
Total Estimated Value	1,578,383		18,198,911	(15)	1,352,221	(15)	—
Jacob Orville
Base Salary	667,400	(1)	1,001,100	(11)	—		—
Bonus	621,349	(3)	700,770	(12)	—		—
Stock Awards	7,952,199	(6)	14,049,912	(7)	8,516,314	(13)	14,049,912	(7)
COBRA	32,668	(8)	32,668	(14)	—		—
Outplacement Consulting	10,000	(9)	10,000	(9)	—		—
Total Estimated Value	9,283,616		15,794,450	(15)	8,516,314	(15)	14,049,912
Brian Baranick
Base Salary	642,400	(1)	963,600	(11)	—		—
Bonus	598,074	(3)	674,520	(12)	—		—
Stock Awards	1,190,131	(6)	12,173,286	(7)	1,754,246	(13)	3,652,910	(16)
COBRA	32,668	(8)	32,668	(14)	—		—
Outplacement Consulting	10,000	(9)	10,000	(9)	—		—
Total Estimated Value	2,473,273		13,854,075	(15)	1,754,246	(15)	3,652,910
Sarah Condella
Base Salary	549,700	(1)	824,550	(11)	—		—
Bonus	511,771	(3)	577,185	(12)	—		—
Stock Awards	7,129,309	(6)	11,219,739	(7)	7,129,309	(13)	11,219,739	(7)
COBRA	32,668	(8)	32,668	(14)	—		—
Outplacement Consulting	10,000	(9)	10,000	(9)	—		—
Total Estimated Value	8,233,448		12,664,143	(15)	7,129,309	(15)	11,219,739
_________________________________
*    “Severance Eligible Termination” means the executive’s termination of employment by the Company without cause or by the executive for good reason.
**    “In connection with a Change of Control” means (1) for purposes of Mr. Conroy, a Severance Eligible Termination within 12 months preceding a change of control (or, for purposes of Mr. Conroy’s Long-Term Incentive Plan benefits, a Severance Eligible Termination preceding a pending or potential change of control), or (2) for all other NEOs, a Severance Eligible Termination within 4 months preceding or within 12 months following a change of control.
***    “Change of Control” means a change of control occurs without the executive’s termination.
(1)Represents salary continuation for a period of 18 months, in the case of Mr. Conroy, and 12 months for all other NEOs, upon a Severance Eligible Termination.
(2)Represents a single lump-sum payment equal to 24 months of Mr. Conroy’s then current base salary.

(3)Represents 2025 bonus award. The amounts disclosed do not take into account the Tax Mitigation described in the Compensation Discussion and Analysis.
(4)Represents a pro-rata target bonus through the effective date of the change of control.
(5)Amounts represent payments due under the Long-Term Incentive Plan as set forth in Mr. Conroy’s employment agreement, assuming a change of control transaction at an equity value equal to the Company’s total market capitalization as of December 31, 2025.
(6)With respect to Mr. Conroy, represents the value of unvested stock awards held on December 31, 2025 that were scheduled to vest within 12 months of such date, based on the closing market price of the common stock on December 31, 2025 ($101.56) (assuming maximum performance with respect to performance-based stock awards). With respect to Mr. Bloomer, Mr. Orville, Mr. Baranick, and Ms. Condella, represents the value of the portion of unvested time-based stock awards held on December 31, 2025 that were scheduled to vest within 24 months of such date, based on the closing market price of the common stock on December 31, 2025 ($101.56). The number of time-based stock awards that would actually vest for each such NEO depends on their years of service with us, with (i) no acceleration for less than one year of service; (ii) 50% acceleration for one to five years of service; (iii) 75% acceleration for five to ten years of service; and (iv) 100% acceleration for ten or more years of service. With respect to Mr. Orville and Ms. Condella, also represents the value of unvested performance-based stock awards held on December 31, 2025 that were scheduled to vest within 12 months of such date, based upon the closing market price of the common stock on December 31, 2025 ($101.56) (assuming maximum performance with respect to performance-based stock awards). Pursuant to Mr. Orville’s and Ms. Condella’s employment agreement, performance-based stock awards would vest at actual performance levels at the end of the performance period. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(7)Represents the value of unvested stock awards held on December 31, 2025, accelerating and vesting in full, based upon the closing market price on December 31, 2025 ($101.56) (assuming maximum performance with respect to performance-based stock awards). Pursuant to Mr. Bloomer’s, Mr. Orville’s, Mr. Baranick’s and Ms. Condella’s employment agreements, upon a severance eligible termination in connection with a change in control, performance-based stock awards would vest at the greater of actual or target performance levels. Pursuant to Mr. Conroy's employment agreement, the accelerated vesting is subject to Mr. Conroy's agreement to remain employed by the Company or any successor, if requested, for a period of at least six months following the change of control at Mr. Conroy's then current base salary. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(8)Represents the estimated cost to the Company of a single lump-sum payment, or, in the case of Mr. Conroy, monthly payments equal to COBRA premiums for health, vision and/or dental insurance for a period of 12 months.
(9)Represents a single lump-sum cash payment made towards the cost of an outplacement consulting package.
(10)Mr. Conroy’s employment agreement provides for a gross-up payment intended to reimburse him for any excise tax imposed on “parachute payments” under the Code. If Mr. Conroy would otherwise become subject to any such excise tax, the Company currently expects that it would, consistent with the Tax Mitigation described in the Compensation Discussion and Analysis, implement appropriate measures to reduce or eliminate such excise taxes so that no gross-up payment would be payable to Mr. Conroy.
(11)Represents a single lump-sum payment equal to 18 months of the executive’s then current base salary upon a Severance Eligible Termination in connection with a Change of Control
(12)Represents a single lump-sum payment equal to (i) a pro-rata target bonus (to the extent not duplicative) plus (ii) 150% target annual bonus, in each case for the year of termination

(13)Represents the value of unvested stock awards held on December 31, 2025 that were scheduled to vest within 12 months of such date, based upon the closing market price of the common stock on December 31, 2025 ($101.56) (assuming maximum performance with respect to performance-based stock awards). Pursuant to Mr. Bloomer’s, Mr. Orville’s, Mr. Baranick’s and Ms. Condella’s employment agreements, upon a change in control, performance-based stock awards would vest at the greater of actual or target performance levels. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(14)Represents a lump-sum cash payment equal to 12 months’ premium payments for COBRA coverage for health, dental, and vision.
(15)The employment agreements with each NEO (other than Mr. Conroy) provide that the Company may reduce these amounts in order to prevent any payments from being non-deductible under section 280G of the Code or subject to excise tax under Code section 4999.
(16)Represents the value of all unvested time-based stock awards held on December 31, 2025, accelerating and vesting in full, based upon the closing market price on December 31, 2025 ($101.56). The amounts presented are net of shares withheld by us to cover tax withholding in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
Equity Award Death, Disability and Retirement Policy
The following table sets forth the estimated post-employment compensation and benefits that would have been payable to our NEOs under our equity award death, disability and retirement policy, assuming that each covered circumstance occurred on December 31, 2025.
For further information regarding the following table, see the “Potential Benefits upon Termination or Change of Control” section of the Compensation Discussion and Analysis above.

Name	Retirement(1) ($)	Death/Disability(2) ($)
Kevin Conroy	38,926,289	78,240,199
Aaron Bloomer	7,995,751	10,183,848
Jacob Orville	6,293,538	8,332,074
Brian Baranick	5,960,353	7,643,674
Sarah Condella	4,698,538	6,509,354
_________________________________
(1)Represents the closing market price of the stock underlying unvested equity awards held on December 31, 2025 ($101.56), in each case for which the continued service requirement would lapse upon retirement (with performance-based awards deemed earned at maximum levels). Pursuant to the Policy, performance-based stock awards would vest at actual performance levels at the end of the applicable performance period, and would be prorated for the period of service prior to retirement. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(2)Represents the closing market price of the stock underlying unvested equity awards held on December 31, 2025 ($101.56), in each case that would vest upon death or disability, and the closing market price of the stock underlying performance-based stock awards for which the continued service requirement would lapse upon death or disability (with performance deemed earned at maximum levels). Pursuant to the Policy, performance-based stock awards would vest at actual performance levels at the end of the applicable performance period, and, other than for Mr. Conroy, would be prorated for the period of service prior to retirement. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.

As further described above in the “Compensation Discussion and Analysis,” NEOs are only eligible for these benefits upon death, disability or retirement. For purposes of the Policy, “retirement” means that, at the time of resignation, the NEO has: (1) attained age 55 and completed 15 years of service with us or (2) attained age 60 and completed 10 years of service with us. As of December 31, 2025, among the NEOs only Mr. Conroy was eligible for retirement benefits.
Change in Control Benefits under 2010 Plan and 2019 Plan
The following table sets forth the estimated benefits that would have been payable to the NEOs pursuant to their equity awards granted prior to the consummation of a change in control under the 2010 Plan and the 2019 Plan (as applicable) if a change in control had occurred on December 31, 2025. Any differences in total values across the tables are due to rounding. As of December 31, 2025, none of the NEOs held equity awards under the 2025 Plan.
For further information regarding the following table, see the “Potential Benefits upon Termination or Change of Control” section of the Compensation Discussion and Analysis above.

Name	Severance Eligible Termination* within six months preceding the change in control ($)		Change in Control** ($)		Severance Eligible Termination*** within one year following the change in control ($)
Kevin Conroy	53,706,858	(1)	63,428,790	(2)	78,240,199	(3)
Aaron Bloomer	8,892,898	(1)	13,732,842	(2)	16,562,100	(3)
Jacob Orville	9,462,447	(1)	11,075,727	(2)	13,600,407	(3)
Brian Baranick	8,315,631	(1)	9,828,571	(2)	12,173,286	(3)
Sarah Condella	5,655,267	(1)	9,628,700	(2)	11,219,739	(3)
_________________________________
* “Severance Eligible Termination” means the executive’s termination of employment initiated by the Company or an affiliate in anticipation of the change in control and other than for cause, and in the case of performance-based stock awards granted to our NEOs in 2023 and 2024, other than a separation from service due to death or disability.
** “Change in Control” means a change in control occurs without the executive’s termination.
*** “Severance Eligible Termination” means the executive’s termination of employment by the Company (or the acquiring or surviving entity) without cause or by the executive for good reason.
(1)Represents the value of unvested performance-based stock awards on December 31, 2025, that will accelerate, based upon the closing market price of the common stock on December 31, 2025 ($101.56) (assuming maximum performance with respect to performance-based stock awards). Pursuant to the award agreements, performance-based stock awards would vest at the greater of actual or target performance levels as of the change in control. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(2)Represents the value of time-based stock awards held on December 31, 2025, that were scheduled to vest within 12 months of such date, and all unvested performance-based stock awards held on December 31, 2025, accelerating and vesting in full, based upon the closing market price of the common stock on December 31, 2025 ($101.56) (assuming maximum performance with respect to performance-based stock awards). Pursuant to the award agreements, performance-based stock awards would vest at the greater of actual or target performance levels as of the change in control. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.

(3)Represents the value of all unvested stock awards held on December 31, 2025, accelerating and vesting in full, based upon the closing market price on December 31, 2025 ($101.56) (assuming maximum performance with respect to performance-based stock awards). Pursuant to the 2010 Plan and the 2019 Plan, performance-based stock awards would vest at the greater of actual or target performance levels as of the change in control. The amounts presented are net of shares withheld by us to cover tax withholdings in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
CEO PAY RATIO
As required by SEC rules, we are providing the following information about the relationship of the annual total compensation for 2025 of our median employee (excluding our CEO) and our CEO, Mr. Conroy, our Principal Executive Officer (“PEO”). The pay ratio provided below is a reasonable estimate calculated in accordance with SEC rules and methods for disclosure.
For 2025, the median of the annual total compensation of all our employees (other than our CEO) was $144,465; and the annual total compensation of our CEO, for purposes of this pay ratio disclosure (as discussed below), was $49,560,009. As a result, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was approximately 343 to 1.
For purposes of our CEO Pay Ratio calculation, we determined that there were no changes to our employee population or to our employee compensation arrangements that we believe would significantly affect the pay ratio disclosure, allowing us to use the same median employee identified in our proxy statement covering fiscal year 2024. As disclosed in our prior year’s proxy statement, we identified our median employee by (A) aggregating for each of our employees (other than our CEO) as of December 13, 2024 (our median employee determination date): (1) for permanent salaried employees, annual base salary, and solely for hourly employees, hourly rate multiplied by expected annual work schedule, including overtime (adjusted for the portion of the year actually worked for non-permanent employees); (2) target annual bonus for 2024; and (3) estimated grant date fair value of equity awards granted during 2024, and (B) ranking our employees (other than our CEO) from lowest to highest using this compensation measure. Amounts paid in currencies other than US Dollars were converted based on the average annual exchange rate as of the December 13, 2024 determination date. Due to anomalous compensation characteristics of our median employee, we substituted an employee near the median whose compensation was viewed as more representative.
For the annual total compensation of our median employee, we identified and calculated the elements of that employee’s compensation for 2025 in accordance with the requirements of Item 402(c)(2)(x) and then added the Company’s annual share of the cost of medical, dental, disability, and life insurance for the employee, resulting in annual total compensation of $144,465. For the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table, adjusted as follows: to maintain consistency between the annual total compensation of our CEO and our median employee, we added the Company’s annual share of the cost of medical, dental, disability, and life insurance for our CEO (estimated at $38,949) to the amount reported in the Summary Compensation Table. This resulted in annual total compensation for purposes of determining the CEO pay ratio of $49,560,009, which exceeded the amount reported for our CEO in the Summary Compensation Table.
The pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Securities Act of 1933, as amended, and based upon our reasonable judgment and assumptions. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the pay ratio, and other companies may use assumptions and methodologies that are different from those used by us in calculating their pay ratio. Accordingly, the pay ratio disclosed by other companies may not be comparable to our pay ratio as disclosed above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION
We maintain the following equity compensation plans under which our equity securities that have been issued or are authorized for issuance to our employees and/or directors, in each case, as amended: the 2010 Omnibus Long-Term Incentive Plan, the 2010 Employee Stock Purchase Plan, the 2019 Plan and the 2025 Plan. The following table presents information about these plans as of December 31, 2025.

Plan Category(1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column 2)
Equity compensation plans approved by security holders	8,029,188	(2)	$57.36	(3)	16,550,287	(4)
Equity compensation plans not approved by security holders	40,326	(5)	95.56	(3)	—
Total	8,069,514		$57.37		16,550,287
_________________________________
(1)Table does not include 34,847 shares of common stock issuable pursuant to outstanding stock options (which had a weighted average exercise price of $78.98 per share as of December 31, 2025), granted under GHI’s equity compensation plan (the “GHI Plan”), which the Company assumed in connection with the acquisition of GHI in 2019. No further awards may be granted under the GHI Plan. Table does not include shares that were paid in connection with the Tax Mitigation described in the Compensation Discussion and Analysis.
(2)Includes 510,540 options and 3,340 deferred stock units under the 2010 Plan, 270,749 options, 6,758,426 RSUs, and 463,239 target PSUs under the 2019 Plan, and 60,740 RSUs, and 2,480 target PSUs under the 2025 Plan.
(3)Does not reflect RSUs and PSUs included in the first column because RSUs and PSUs do not have an exercise price.
(4)Consists of 12,357,179 shares of common stock available for future issuance under our 2025 Plan, and 4,193,108 shares of common stock available for future issuance under our 2010 Employee Stock Purchase Plan. No further awards may be made under the 2010 Plan or the 2019 Plan.
(5)Includes 40,270 RSUs granted to 70 employees and 56 stock options granted to 1 employee pursuant to Nasdaq Rule 5635(c) under the 2019 Plan based on the shares that were available for grant under the GHI Plan at the time the Company acquired GHI. None of these RSUs were granted to individuals employed by the Company immediately prior to the acquisition of GHI.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding beneficial ownership of our common stock as of January 30, 2026 by:
•each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;
•each NEO included in the Summary Compensation Table above;
•each of our directors;
•each person nominated to become a director; and
•all executive officers, directors, and nominees as a group.
Unless otherwise noted below, the address of each person listed on the table is c/o Exact Sciences Corporation at 5505 Endeavor Lane, Madison, Wisconsin 53719. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.
Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of common stock issuable by us to a person pursuant to RSU awards expected to vest within 60 days of January 30, 2026 and options which may be exercised within 60 days after January 30, 2026 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentage of common stock outstanding as of January 30, 2026 is based upon 188,594,669 shares outstanding on that date.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
	Number of Issued Shares		Number of Shares Issuable (1)	Total Shares Beneficially Owned	Percentage of Common Stock Outstanding
Directors and Named Executive Officers
Brian Baranick	104,544	(2)	—	104,544	*
Michael Barber	13,136		2,474	15,610	*
Aaron Bloomer	48,980	(3)	—	48,980	*
Paul Clancy	26,038		—	26,038	*
Sarah Condella	135,258	(4)	51,919	187,177	*
Kevin Conroy	1,514,511	(5)	517,739	2,032,250	1.1%
D. Scott Coward	62,256	(6)	27,836	90,092	*
James Doyle	57,962		—	57,962	*
Jacob Orville	101,924	(7)	6,581	108,505	*
Shacey Petrovic	28,899	(8)	—	28,899	*
Kimberly Popovits	16,381		—	16,381	*
Leslie Trigg	17,169		—	17,169	*
Katherine Zanotti	60,759		—	60,759	*
All directors, nominees and executive officers as a group (15 persons)	2,257,188		610,203	2,867,391	1.5%
Shareholders
The Vanguard Group(9)	17,559,751		—	17,559,751	9.2%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Number of Issued Shares	Number of Shares Issuable (1)	Total Shares Beneficially Owned	Percentage of Common Stock Outstanding
ARK Investment Management LLC(10)	16,040,490	—	16,040,490	8.4%
Capital World Investors(11)	16,140,861	—	16,140,861	8.5%
_________________________________
*Less than one percent.
(1)Represents shares of our common stock issuable pursuant to option, RSU, and deferred stock unit awards exercisable or issuable within 60 days of January 30, 2026. Does not include shares of stock issuable pursuant to option, RSU, and deferred stock unit awards not exercisable or issuable within 60 days of January 30, 2026, or shares of common stock issuable on January 30, 2026 upon purchase pursuant to the Company's 2010 Employee Stock Purchase Plan. The number of shares to be purchased on January 30, 2026 pursuant to the Company's 2010 Amended and Restated Employee Stock Purchase Plan was indeterminable as of January 30, 2026.
(2)Includes 670 shares held through our 401(k) plan.
(3)Includes 212 shares held through our 401(k) plan.
(4)Includes 6,124 shares held through our 401(k) plan.
(5)Includes 28,826 shares held through our 401(k) plan and 250,715 shares held in grantor retained annuity trusts in respect of which Mr. Conroy is the trustee and holds sole voting and investment power.
(6)Includes 4,694 shares held through our 401(k) plan.
(7)Includes 1,521 shares held through our 401(k) plan.
(8)Includes 7,095 shares held in a trust in respect of which Ms. Petrovic is a trustee and holds shared voting and investment power.
(9)The Vanguard Group, a Pennsylvania corporation (“Vanguard”), has the sole power to vote or to direct the vote of 0 shares, the shared power to vote or to direct the vote of 125,252 shares, the sole power to dispose or to direct the disposition of 17,156,979 shares, and shared power to dispose or to direct the disposition of402,772 shares. The principal address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. This information has been obtained from Amendment No. 11 to Schedule 13G filed by Vanguard with the SEC on February 13, 2024.
(10)ARK Investment Management LLC, a Delaware limited liability company (“ARK”) has the sole power to vote or to direct the vote of 14,979,193 shares, the shared power to vote or to direct the vote of 737,931 shares, the sole power to dispose or to direct the disposition of 16,040,490 shares, and shared power to dispose or to direct the disposition of 0 shares. The principal address of ARK is 200 Central Avenue, St. Petersburg, FL 33701. This information has been obtained from Amendment No. 1 to the Schedule 13G filed by ARK with the SEC on February 10, 2023.
(11)Capital World Investors ("CWI") is a division of Capital Research and Management Company ("CRMC"), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited (together with CRMC, the "investment management entities"). CWI's divisions of each of the investment management entities collectively provide investment management services. CWI has the sole power to vote or to direct the vote of 15,836,838 shares, the shared power to vote or to direct the vote of 0 shares, the sole power to dispose or to direct the disposition of 15,841,296 shares, and shared power to dispose or to direct the disposition of 0 shares. The principal address of CWI is 333 South Hope Street, 55th Floor, Los Angeles, California 90071. This information has been obtained from the Schedule 13G/A filed by CWI with the SEC on November 13, 2025.

Changes In Control
Except for the transactions contemplated by the Merger Agreement, we know of no arrangements, including any pledge by any person of our securities, the operation of which may, at a subsequent date, result in a change in control of the Company.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions
Other than compensation agreements and other arrangements which are described in “Compensation And Other Information Concerning Named Executive Officers”, in 2025 there was not, and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock, or any member of their immediate family had, or will have, a direct or indirect material interest.
Our Board of Directors has adopted a written policy with regard to related person transactions, which sets forth our procedures and standards for the review, approval, or ratification of any transaction required to be reported in our filings with the SEC or in which one of our executive officers or directors has a direct or indirect material financial interest, with limited exceptions. Our policy is that our Audit and Finance Committee shall review the material facts of all related person transactions (as defined in the related person transaction approval policy) and either approve or disapprove of the entry into any related person transaction. In the event that obtaining the advance approval of our Audit and Finance Committee is not feasible, our Audit and Finance Committee shall consider the related person transaction and, if our Audit and Finance Committee determines it to be appropriate, may ratify the related person transaction. In determining whether to approve or ratify a related person transaction, our Audit and Finance Committee will take into account, among other factors it deems appropriate, whether the related person transaction is on terms comparable to those available from an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.
Board Independence
Our Board of Directors has determined that Michael Barber, Paul Clancy, James Doyle, Shacey Petrovic, Kimberly Popovits, Leslie Trigg, and Katherine Zanotti are each independent within the meaning of the director independence standards of The Nasdaq Stock Market (“Nasdaq”). Our Board of Directors also previously determined that Kathleen Sebelius, who resigned for her retirement on April 29, 2025, and Daniel Levangie, who resigned for his retirement on August 5, 2025, were independent under the Nasdaq director independence standards. Furthermore, our Board of Directors has determined that all of the members of our Audit and Finance Committee, Human Capital Committee, and Corporate Governance and Nominating Committee are independent within the meaning of the director independence standards of Nasdaq and the rules of the SEC applicable to each such committee.
Our Board of Directors has determined that Kevin Conroy and D. Scott Coward are not independent within the meaning of director independence standards of Nasdaq.

Item 14. Principal Accountant Fees and Services.
Independent Registered Public Accounting Firm
The following table sets forth the aggregate fees billed or expected to be billed by PwC for 2025 for audit and non-audit services, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described in the following table.
PricewaterhouseCoopers

Fee Category	2025	2024
Audit Fees (1)	$3,242,500	$3,237,000
Audit-Related Fees (2)	89,000	85,000
Tax Fees	—	—
All Other Fees	—	—
Total	$3,331,500	$3,322,000
_________________________________
(1)Audit fees include fees for professional services rendered for the audit of our consolidated annual financial statements, quarterly reviews, consents, and assistance with and review of documents filed with the SEC. Audit fees also include fees for professional services rendered for statutory audits performed by PwC’s international affiliates.
(2)Audit-related fees for 2025 and 2024 include fees for the audit of our 401(k) Plans.
Pre-Approval Policies and Procedures
The Audit and Finance Committee’s policy is to pre-approve all audit and permissible non-audit services to be performed by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. All such services provided in 2025 were pre-approved by the Audit and Finance Committee. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full Audit and Finance Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.
The Audit and Finance Committee has delegated pre-approval authority to its chair when necessary due to timing considerations. Any services pre-approved by such chair must be reported to the full Audit and Finance Committee at its next scheduled meeting.

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
(3)    Exhibits

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1	Agreement and Plan of Merger, dated as of November 19, 2025, by and among Abbott Laboratories, Badger Merger Sub I, Inc. and Exact Sciences Corporation		8-K (Exhibit 2.1)	11/20/2025	001-35092

2.2	Agreement and Plan of Merger, dated July 28, 2019, by and among the Registrant, Spring Acquisition Corp. and Genomic Health, Inc.		8-K (Exhibit 2.1)	7/30/2019	001-35092

2.3	Agreement and Plan of Merger, dated October 26, 2020, by and among the Registrant, certain subsidiaries of the Registrant, Thrive Earlier Detection Corp. and Shareholder Representative Services LLC		8-K (Exhibit 2.1)	10/27/2020	001-35092

2.4	First Amendment to Agreement and Plan of Merger, dated December 23, 2020, by and among the Registrant, certain subsidiaries of the Registrant, Thrive Earlier Detection Corp. and Shareholder Representative Services LLC		8-K (Exhibit 2.1)	1/5/2021	001-35092

2.5	Second Amendment to Agreement and Plan of Merger, dated January 4, 2021, by and among the Registrant, certain subsidiaries of the Registrant, Thrive Earlier Detection Corp. and Shareholder Representative Services LLC		8-K (Exhibit 2.2)	1/5/2021	001-35092

3.1	Sixth Amended and Restated Certificate of Incorporation of the Registrant		S-1 (Exhibit 3.3)	12/4/2000	333-48812

3.2	First Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	7/24/2020	001-35092

3.3	Second Amendment to Sixth Amended and Restated Certificate of Incorporation of the Registrant		8-K (Exhibit 3.1)	6/12/2023	001-35092

3.4	Eighth Amended and Restated By-Laws of the Registrant		8-K (Exhibit 3.4)	11/3/2025	001-35092

4.1	Specimen certificate representing the Registrant’s Common Stock	S-1 (Exhibit 4.1)	12/26/2000	333-48812

4.2	Indenture, dated January 17, 2018, by and between the Registrant and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee	8-K (Exhibit 4.1)	1/17/2018	001-35092

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
		8-K (Exhibit 4.2)	3/1/2023	001-35092

4.6	Fifth Supplemental Indenture, dated April 17, 2024, between the Company and U.S. Bank National Association, as Trustee (including the form of 1.75% Convertible Senior Notes due 2031)	8-K (Exhibit 4.2)	4/17/2024	001-35092

4.7	Description of Common Stock	10-K (Exhibit 4.6)	2/16/2021	001-35092

Lease Agreements

10.1	Second Amended and Restated Lease Agreement, dated September 28, 2018, by and between University Research Park Incorporated and the Registrant	10-K (Exhibit 10.1)	2/21/2019	001-35092

10.2	Lease Agreement, dated June 25, 2013, by and between Tech Building I, LLC and Exact Sciences Laboratories, Inc.	10-Q (Exhibit 10.2)	8/2/2013	001-35092

10.3	Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.3)	2/21/2020	001-35092

10.4	First Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.4)	2/21/2020	001-35092

10.5	Lease Agreement, dated September 23, 2005, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.5)	2/21/2020	001-35092

10.6	First Amendment to Lease Agreement, dated September 5, 2006, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.6)	2/21/2020	001-35092

10.7	Second Amendment to Lease Agreement, dated November 30, 2010, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.7)	2/21/2020	001-35092

10.8	Third Amendment to Lease Agreement, dated November 11, 2015, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.8)	2/21/2020	001-35092

10.9	Fourth Amendment to Lease Agreement, dated October 4, 2019, by and between Metropolitan Life Insurance Company and Genomic Health, Inc.	10-K (Exhibit 10.9)	2/21/2020	001-35092

Agreements with Executive Officers and Directors

10.10*	Employment Agreement, dated March 18, 2009, by and between Kevin T. Conroy and the Registrant	8-K (Exhibit 10.1)	3/18/2009	000-32179

10.11*	Employment Agreement, dated February 18, 2019, by and between Jacob Orville and the Registrant	10-K (Exhibit 10.17)	2/21/2020	001-35092

10.12*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Jake Orville and the Registrant	10-Q (Exhibit 10.2)	11/5/2024	001-35092

10.13*	Employment Agreement, dated August 22, 2017 by and between Sarah Condella and the Registrant	10-K (Exhibit 10.16)	2/16/2021	001-35092

10.14*	Employment Agreement, dated September 2, 2022, by and between Brian Baranick and the Registrant	10-Q (Exhibit 10.1)	11/3/2022	001-35092

10.15*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Brian Baranick and the Registrant	10-Q (Exhibit 10.3)	11/5/2024	001-35092

10.16*	Employment Agreement, dated April 15, 2024, by and between Aaron Bloomer and the Registrant	10-Q (Exhibit 10.1)	5/8/2024	001-35092

10.17*	First Amendment to Employment Agreement, dated July 31, 2024, by and between Aaron Bloomer and the Registrant	10-Q (Exhibit 10.1)	11/5/2024	001-35092

10.18*	Second Amendment to Employment Agreement, dated August 5, 2025, by and between Brian Baranick and the Registrant	10-Q (Exhibit 10.4)	8/6/2025	001-35092

10.19*	Second Amendment to Employment Agreement, dated August 5, 2025, by and between Aaron Bloomer and the Registrant	10-Q (Exhibit 10.5)	8/6/2025	001-35092

10.20*	Third Amendment to Employment Agreement, dated August 5, 2025, by and between Sarah Condella and the Registrant	10-Q (Exhibit 10.6)	8/6/2025	001-35092

10.21*	Second Amendment to Employment Agreement, dated August 5, 2025, by and between Jake Orville and the Registrant	10-Q (Exhibit 10.7)	8/6/2025	001-35092

10.22*	Form of Acceleration and Clawback Agreement	8-K (Exhibit 10.1)	12/29/2025	001-35092

Equity Compensation Plans and Policies

10.23*	The Registrant’s 2016 Inducement Award Plan	10-Q (Exhibit 10.3)	5/3/2016	001-35092

10.24*	The Registrant’s 2016 Inducement Award Plan Form Restricted Stock Unit Award Agreement	S-8 (Exhibit 4.7)	5/3/2016	333-211099

10.25*	The Registrant’s 2010 Omnibus Long‑Term Incentive Plan (As Amended and Restated Effective July 27, 2017)	10-Q (Exhibit 10.1)	10/30/2017	001-35092

10.26*	The Registrant’s Executive Deferred Compensation Plan dated January 1, 2019	10-K (Exhibit 10.22)	2/21/2019	001-35092

10.27*	The Registrant's 2019 Omnibus Long-Term Incentive Plan	S-8 (Exhibit 4.4)	7/31/2019	333-23916

10.28*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	10-Q (Exhibit 10.2)	8/1/2023	001-35092

10.29*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	10-Q (Exhibit 10.3)	8/1/2023	001-35092

10.30*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Restricted Stock Award Agreement	10-Q (Exhibit 10.4)	8/1/2023	001-35092

10.31*	The Registrant's 2019 Omnibus Long-Term Incentive Plan Form Deferred Stock Unit Award Agreement	10-Q (Exhibit 10.5)	8/1/2023	001-35092

10.32*	Genomic Health, Inc. Amended and Restated 2005 Stock Incentive Plan, as amended	S-8 (Exhibit 4.4)	11/8/2019	333-234608

10.33*	Thrive Earlier Detection Corp. 2019 Stock Option and Grant Plan	S-8 (Exhibit 4.6)	1/5/2021	333-251900

10.34*	The Registrant's Non-Employee Director Compensation Policy dated January 29, 2025	10-K (Exhibit 10.30)	2/19/2025	001-35092

10.35*	Amendment No. 1 to the Registrant's 2019 Omnibus Long-Term Incentive Plan	8-K (Exhibit 10.1)	6/9/2022	001-35092

10.36*	Amendment No. 2 to the Registrant's 2019 Omnibus Long-Term Incentive Plan	8-K (Exhibit 10.1)	6/12/2023	001-35092

10.37*	The Registrant's 2010 Employee Stock Purchase Plan (as amended and restated July 31, 2024)	10-Q (Exhibit 10.5)	11/5/2024	001-35092

10.38*	Amendment to the Amended and Restated Exact Sciences Corporation Employee Stock Purchase Plan (as amended and restated on July 31, 2024)		8-K (Exhibit 10.2)	6/16/2025	001-35092

10.39*	The Registrant's 2025 Omnibus Long-Term Incentive Plan		8-K (Exhibit 10.1)	6/16/2025	001-35092

10.40*	The Registrant's 2025 Omnibus Long-Term Incentive Plan Form Deferred Stock Unit Award Agreement		10-Q (Exhibit 10.3)	8/6/2025	001-35092

10.41*	The Registrant's 2025 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement		S-8 (Exhibit 4.8)	7/11/2025	001-35092

10.42*	The Registrant's 2025 Omnibus Long-Term Incentive Plan Form Performance Share Unit Award Agreement		S-8 (Exhibit 4.9)	7/11/2025	001-35092

10.43*	The Registrant's 2025 Omnibus Long-Term Incentive Plan Form Director Restricted Stock Award Agreement		S-8 (Exhibit 4.10)	7/11/2025	001-35092

10.44*	The Registrant's Equity Award, Death, Disability and Retirement Policy		10-K (Exhibit 10.33)	2/21/2024	001-35092

10.45*	The Registrant's Executive Officer Perquisite Policy		10-K (Exhibit 10.35)	2/19/2025	001-35092

Other

10.46**	Technology License Agreement dated as of October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.39)	3/12/2010	000-32179

10.47**	Amendment dated December 7, 2012 to Technology License Agreement dated October 14, 2009 by and among Hologic, Inc., Third Wave Technologies, Inc., and the Registrant		10-K (Exhibit 10.37)	3/1/2013	001-35092

10.48**	Second Amended and Restated License Agreement dated effective January 31, 2020, by and between the Registrant and Mayo Foundation for Medical Education and Research		10-Q (Exhibit 10.1)	10/27/2020	001-35092

10.49
Credit Agreement dated as of January 13, 2025 by and among Exact Sciences Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., BofA Securities, Inc. and PNC Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners
			8-K (Exhibit 10.1)	1/13/2025	001-35092

19	Insider Trading Policy		10-K (Exhibit 19)	2/19/2025	001-35092

21	Subsidiaries of the Registrant	X

23.1	Consent of PricewaterhouseCoopers, LLP	X

24.1	Power of Attorney (included on signature page)	X

31.1	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

31.2	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934	X

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97	Incentive-Based Compensation Recovery Policy		10-K (Exhibit 97)	2/21/2024	001-35092

101
The following materials from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 13, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) related notes to these financial statements
X

104
The cover page from the Annual Report on Form 10-K of Exact Sciences Corporation for the year ended December 31, 2025 filed with the Securities and Exchange Commission on February 13, 2026, formatted in Inline eXtensible Business Reporting Language (“iXBRL”)
X
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

EXACT SCIENCES CORPORATION

Date: February 13, 2026	By:	/s/ Kevin T. Conroy
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

Name	Title	Date

/s/ Kevin T. Conroy	President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board	February 13, 2026
Kevin T. Conroy

/s/ Aaron Bloomer	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2026
Aaron Bloomer

/s/ Mike Barber	Director	February 13, 2026
Mike Barber

/s/ Paul Clancy	Director	February 13, 2026
Paul Clancy

/s/ D. Scott Coward	Director	February 13, 2026
D. Scott Coward

/s/ James E. Doyle	Lead Independent Director	February 13, 2026
James E. Doyle

/s/ Shacey Petrovic	Director	February 13, 2026
Shacey Petrovic

/s/ Kim Popovits	Director	February 13, 2026
Kim Popovits

/s/ Leslie Trigg	Director	February 13, 2026
Leslie Trigg

/s/ Katherine S. Zanotti	Director	February 13, 2026
Katherine S. Zanotti